Form 10-Q
period 2005-09-30
Federal Home Loan Bank of San Francisco
filed 2005-11-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51398

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	94-6000630 (I.R.S. employer identification number)
600 California Street San Francisco, CA (Address of principal executive offices)	94108 (Zip code)

(415) 616-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

[    ]  Yes            [X]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[    ]  Yes            [X]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ]  Yes            [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2005
Class B Stock, par value $100	87,800,142

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Condition

(Unaudited)

(In millions-except par value)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$13	$16
Interest-bearing deposits in banks	4,946	5,251
Securities purchased under agreements to resell	1,500	—
Federal funds sold	17,188	8,461
Trading securities ($6 and $0, respectively, were pledged as collateral)	142	602
Held-to-maturity securities ($854 and $242, respectively, were pledged as collateral) (a)	28,823	23,839
Advances	152,956	140,254
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.5 and $0.3, respectively	5,408	6,035
Accrued interest receivable	663	398
Premises and equipment, net	8	7
Derivative assets	22	43
Other assets	91	76
Total Assets	$211,760	$184,982
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$653	$876
Term	37	39
Other	5	15
Non-interest-bearing—Other	4	5
Total deposits	699	935
Consolidated obligations, net:
Bonds	173,790	148,109
Discount notes	24,873	26,257
Total consolidated obligations	198,663	174,366
Mandatorily redeemable capital stock	48	55
Accrued interest payable	1,338	809
Affordable Housing Program	125	132
Payable to REFCORP	23	20
Derivative liabilities	1,349	438
Other liabilities	366	327
Total Liabilities	202,611	177,082
Commitments and Contingencies: (Note 11)
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
90 shares and 78 shares, respectively	9,025	7,765
Restricted retained earnings	127	139
Accumulated other comprehensive loss:
Unrecognized net loss related to hedging activities	(3)	(4)
Total Capital	9,149	7,900
Total Liabilities and Capital	$211,760	$184,982

(a) Fair values of held-to-maturity securities were $28,542 and $23,757 at September 30, 2005, and December 31, 2004, respectively.

The accompanying notes are an integral part of these financial statements.

Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In millions)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Interest Income:
Advances	$1,369	$492	$3,448	$1,153
Prepayment fees on advances	1	2	1	6
Interest-bearing deposits in banks	39	20	103	39
Securities purchased under agreements to resell	19	6	23	22
Federal funds sold	123	25	277	68
Trading securities	3	7	13	22
Held-to-maturity securities	292	187	790	497
Mortgage loans held for portfolio	71	74	215	234
Total Interest Income	1,917	813	4,870	2,041

Interest Expense:
Consolidated obligations:
Bonds	1,574	576	3,893	1,373
Discount notes	159	104	467	269
Deposits	5	2	12	4
Mandatorily redeemable capital stock	1	—	2	—
Total Interest Expense	1,739	682	4,374	1,646
Net Interest Income	178	131	496	395

Other Income/(Loss):
Services to members	1	1	1	1
Net (loss)/gain on trading securities	(8)	4	(13)	(7)
Net loss on derivatives and hedging activities	(28)	(100)	(75)	(55)
Other	—	—	2	2
Total Other Loss	(35)	(95)	(85)	(59)

Other Expense:
Operating expense	16	14	50	43
Federal Housing Finance Board	2	1	5	3
Office of Finance	1	1	3	3
Total Other Expense	19	16	58	49

Income Before Assessments	124	20	353	287
REFCORP	23	4	65	53
Affordable Housing Program	10	1	29	23
Total Assessments	33	5	94	76

Net Income	$91	$15	$259	$211

The accompanying notes are an integral part of these financial statements.

Statements of Capital Accounts

(Unaudited)

	Capital Stock-Class B-Putable		Capital Stock- Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2003	—	$—	57	$5,739	$119	$—	$119	$(12)	$5,846
Issuance of capital stock	10	966	7	689					1,655
Repurchase/redemption of capital stock	(2)	(208)	(2)	(182)					(390)
Capital stock reclassified to mandatorily redeemable capital stock	—	(8)		(20)					(28)
Comprehensive income:
Net income						211	211		211
Other comprehensive income:
Net amounts recognized as earnings								4	4
Total comprehensive income									215
Transfers to restricted retained earnings					11	(11)	—		—
Conversion to Class B shares	63	6,285	(63)	(6,285)
Dividends on capital stock (4.10%)
Stock issued	1	141	1	59		(200)	(200)		—
Balance, September 30, 2004	72	$7,176	—	$—	$130	$—	$130	$(8)	$7,298
Balance, December 31, 2004	78	$7,765	—	$—	$139	$—	$139	$(4)	$7,900
Issuance of capital stock	14	1,463	—	—					1,463
Repurchase/redemption of capital stock	(5)	(469)	—	—					(469)
Capital stock reclassified to mandatorily redeemable capital stock	—	(5)							(5)
Comprehensive income:
Net income						259	259		259
Other comprehensive income:
Net amounts recognized as earnings								1	1
Total comprehensive income									260
Transfers from restricted retained earnings					(12)	12	—		—
Dividends on capital stock (4.35%)
Stock issued	3	271	—	—		(271)	(271)		—
Balance, September 30, 2005	90	$9,025	—	$—	$127	$—	$127	$(3)	$9,149

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

(Unaudited)

	Nine months ended
(In millions)	September 30, 2005	September 30, 2004
Cash Flows from Operating Activities:
Net Income	$259	$211

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization:
Net premiums on consolidated obligations, advances, and investments	76	17
Net (discounts)/premiums on mortgage loans	(3)	2
Concessions on consolidated obligations	23	31
Premises and equipment	2	2
Deferred net losses on interest rate exchange agreements	3	5
Decrease in Affordable Housing Program (AHP) liability and discount on AHP advances	(7)	(5)
Increase/(decrease) in payable to REFCORP	3	(6)
Loss due to change in net fair value adjustment on derivative and hedging activities	33	2
Decrease in trading securities	460	287
Decrease in derivative asset accrued interest	26	23
Decrease/(increase) in derivative liability accrued interest	132	(28)
Increase in accrued interest receivable	(265)	(68)
Increase in accrued interest payable	529	195
(Increase)/decrease in other assets	(5)	32
Increase/(decrease) in other liabilities	8	(14)
Non-cash interest on mandatorily redeemable capital stock	2	—
Total adjustments	1,017	475
Net cash provided by operating activities	1,276	686
Cash Flows from Investing Activities:
Net decrease/(increase) in interest-bearing deposits in banks	305	(885)
Net increase in Federal funds sold	(8,727)	(4,524)
Net (increase)/decrease in securities purchased under agreements to resell	(1,500)	1,800
Net (increase)/decrease in short-term held-to-maturity securities	(754)	5
Purchases of long-term held-to-maturity securities	(11,080)	(10,674)
Maturities of long-term held-to-maturity securities	6,867	5,931
Principal collected on advances	1,011,598	597,598
Advances made	(1,024,583)	(629,203)
Principal collected on mortgage loans held for portfolio	686	643
Purchases of mortgage loans held for portfolio	(56)	(400)
Net (increase)/decrease in deposits for mortgage loan program with other Federal Home Loan Bank	—	7
Increase in premises and equipment	(3)	(1)
Net cash used in investing activities	(27,247)	(39,703)

Statements of Cash Flows

(Unaudited)

	Nine months ended
(In millions)	September 30, 2005	September 30, 2004
Cash Flows from Financing Activities:
Net (decrease)/increase in deposits	(236)	35
Net increase in other borrowings	—	800
Net proceeds from issuance of consolidated obligations:
Bonds	73,661	83,554
Discount notes	168,123	168,343
Bonds transferred from other FHLBanks	97	65
Payments for maturing and retiring consolidated obligations:
Bonds	(47,094)	(38,878)
Discount notes	(169,563)	(176,147)
Proceeds from issuance of capital stock	1,463	1,655
Payments for repurchase/redemption of mandatorily redeemable capital stock	(14)	(20)
Payments for repurchase/redemption of capital stock	(469)	(390)
Net cash provided by financing activities	25,968	39,017
Net decrease in cash and cash equivalents	(3)	—
Cash and cash equivalents at beginning of year	16	18
Cash and cash equivalents at end of period	$13	$18

Supplemental Disclosure:
Interest paid during the period	$3,120	$1,231
REFCORP payments during the period	62	59
Affordable Housing Program payments during the period	36	28

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

The significant accounting policies and the financial condition and results of operations of the Federal Home Loan Bank of San Francisco (Bank) as of December 31, 2004, are contained in the Bank’s Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and effective on August 29, 2005 (Registration Statement). The unaudited third quarter 2005 Financial Statements should be read in conjunction with the Registration Statement. The interim financial statements as of September 30, 2005, and for the nine months ended September 30, 2005, and September 30, 2004, have been prepared by the Bank and are not audited. In the opinion of the Bank, the interim financial statements include all adjustments necessary for a fair statement of the results for the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2005.

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2004 Financial Statements in the Bank’s Registration Statement. There have been no significant changes to these policies as of September 30, 2005.

Reclassifications. Certain amounts in the 2004 Financial Statements have been reclassified to conform to the 2005 presentation. In particular, for the three and nine months ended September 30, 2004, the Bank reclassified prepayment fee income on the Statements of Income. Previously, prepayment fee income was classified as a separate line item within other income. These amounts have been reclassified and are now included as a separate line item in interest income for the three and nine months ended September 30, 2004. As a result of this reclassification, net interest income and other income were adjusted by $2 for the three months ended September 30, 2004, and by $6 for the nine months ended September 30, 2004.

Note 2 – Recently Issued Accounting Standard

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which is effective for accounting changes made in fiscal years beginning after December 15, 2005. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior period financial statements unless it would be impractical. SFAS 154 supersedes Accounting Principles Board (APB)

Opinion No. 20, Accounting Changes, which required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change in the current period’s net income. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The Bank does not currently anticipate making any voluntary changes in accounting principles and therefore does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,524	$—	$—	$1,524
Housing finance agency bonds	1,211	10	—	1,221
Subtotal	2,735	10	—	2,745
Mortgage-backed securities (MBS):
GNMA	38	—	—	38
FHLMC	227	5	(1)	231
FNMA	562	2	(11)	553
Non-agency	25,261	9	(295)	24,975
Total MBS	26,088	16	(307)	25,797
Total	$28,823	$26	$(307)	$28,542

December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$748	$—	$—	$748
Housing finance agency bonds	1,470	10	(1)	1,479
Subtotal	2,218	10	(1)	2,227
MBS:
GNMA	48	—	—	48
FHLMC	297	9	(1)	305
FNMA	693	4	(5)	692
Non-agency	20,583	48	(146)	20,485
Total MBS	21,621	61	(152)	21,530
Total	$23,839	$71	$(153)	$23,757

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity and MBS as of September 30, 2005, and December 31, 2004, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

September 30, 2005

Year of Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$1,524	$1,524	3.64%
Due after five years through ten years	33	33	3.84
Due after ten years	1,178	1,188	3.91
Subtotal	2,735	2,745	3.76
MBS:
GNMA	38	38	4.15
FHLMC	227	231	5.39
FNMA	562	553	4.48
Non-agency	25,261	24,975	4.73
Total MBS	26,088	25,797	4.73
Total	$28,823	$28,542	4.64%

December 31, 2004

Year of Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$748	$748	2.28%
Due after five years through ten years	43	43	2.31
Due after ten years	1,427	1,436	2.35
Subtotal	2,218	2,227	2.33
MBS:
GNMA	48	48	2.90
FHLMC	297	305	4.84
FNMA	693	692	4.23
Non-agency	20,583	20,485	4.19
Total MBS	21,621	21,530	4.20
Total	$23,839	$23,757	4.03%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $119 at September 30, 2005, and net premiums of $89 at December 31, 2004.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2005, and December 31, 2004, are detailed in the following table:

	September 30, 2005	December 31, 2004
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,524	$748
Adjustable rate	1,211	1,470
Subtotal	2,735	2,218
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	535	670
Adjustable rate	172	209
Collateralized mortgage obligations:
Fixed rate	19,772	15,887
Adjustable rate	5,609	4,855
Subtotal	26,088	21,621
Total	$28,823	$23,839

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from the Bank’s members or from the members of other FHLBanks.

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 1.47% to 8.75% at September 30, 2005, and 1.13% to 8.75% at December 31, 2004, as summarized below.

	September 30, 2005		December 31, 2004
Year of Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in 1 year or less	$63,600	3.58%	$68,350	2.14%
Due after 1 year through 2 years	52,939	3.66	44,518	2.45
Due after 2 years through 3 years	22,113	3.83	15,830	2.65
Due after 3 years through 4 years	5,813	4.15	5,664	3.62
Due after 4 years through 5 years	6,481	3.96	3,985	3.10
Due after 5 years	2,289	4.80	1,904	5.18
Subtotal	153,235	3.70%	140,251	2.42%
SFAS 133* valuation adjustments	(285)		(5)
Net unamortized premiums	6		8
Total	$152,956		$140,254

*	SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

Security Terms. The Bank lends to member financial institutions involved in housing finance that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932 (FHLB Act) to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, cash or deposits in the Bank, and Bank capital stock. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2005 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $567 million or less. For additional information on security terms, see Note 7 to the 2004 Financial Statements in the Bank’s Registration Statement.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in savings institutions. As of September 30, 2005, the Bank had a concentration of advances totaling $110,729 outstanding to 3 members (Washington Mutual Bank, World Savings Bank, FSB, and Citibank (West), FSB), representing 72% of total outstanding advances (39%, 17%, and 16%, respectively). The interest income from advances to these members amounted to $958 during the third quarter of 2005 and $2,405 during the first nine months of 2005. The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the capital stock outstanding as of September 30, 2005.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2005, and December 31, 2004, are detailed below:

	September 30, 2005	December 31, 2004
Par amount of advances:
Fixed rate	$43,023	$68,401
Adjustable rate	110,212	71,850
Total par amount	$153,235	$140,251

Note 5 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase qualifying mortgage loans directly from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans represent held-for-investment loans. Under the MPF Program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The following table presents information as of September 30, 2005, and December 31, 2004, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on single-family properties:

	September 30, 2005	December 31, 2004
Fixed rate medium-term mortgage loans	$1,963	$2,228
Fixed rate long-term mortgage loans	3,464	3,829
Unamortized premiums	21	31
Unamortized discounts	(40)	(53)
Total mortgage loans held for portfolio	$5,408	$6,035

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. At September 30, 2005, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the nine participating members. Of these two members, only Washington Mutual Bank owned more than 10% of the capital stock outstanding as of September 30, 2005. No other participants in the MPF Program represented more than 10% of the Bank’s mortgage loan portfolio at September 30, 2005.

Credit Risk. The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance, beginning of the period	$0.4	$0.2	$0.3	$—
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	0.1	0.1	0.2	0.3
Balance, end of the period	$0.5	$0.3	$0.5	$0.3

The Bank’s allowance for credit losses consists of two components. The first component applies to each individual loan that is specifically identified as “impaired.” A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2005, the Bank had 19 loans totaling $2 classified as nonaccrual or impaired. Once the Bank identifies these loans, the Bank evaluates the exposure on these loans in excess of the first and second layer of loss protection (liquidation value of the real property securing the loan and primary mortgage insurance). The Bank then further evaluates any exposure in excess of these loss protection layers to determine whether the Bank’s credit loss exposure is in excess of the available credit enhancement and, if applicable, any supplemental mortgage insurance. If so, the Bank records an additional provision for credit losses. As of September 30, 2005, the Bank determined that an allowance for credit losses was not required for these loans because the amount of available credit enhancement and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component of the Bank’s allowance for credit losses applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses in the portfolio as of the financial statement date. For these loans, the Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from the mortgage insurer, and prevailing economic conditions, taking into account the credit enhancement provided by the member. As of September 30, 2005, the Bank had established an allowance for credit losses of $0.5 for the mortgage loan portfolio.

At September 30, 2005, the Bank’s other assets included $0.1 of real estate owned resulting from foreclosure of one mortgage loan held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations are the joint and several obligations of the 12 Federal Home Loan Banks (FHLBanks) and consist of consolidated obligation bonds and discount notes. Consolidated obligations are jointly issued by the FHLBanks through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations and is the primary obligor for its specific portion of the consolidated obligations issued. The Federal Housing Finance Board (Finance Board) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2005, and December 31, 2004:

	September 30, 2005		December 31, 2004
Year of Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in 1 year or less	$60,735	3.09%	$53,402	2.17%
Due after 1 year through 2 years	49,818	3.58	45,364	2.62
Due after 2 years through 3 years	31,300	3.77	15,512	3.13
Due after 3 years through 4 years	12,991	3.80	15,455	3.39
Due after 4 years through 5 years	11,019	4.18	9,399	3.78
Due after 5 years	9,604	4.66	9,665	4.44
Index amortizing notes	11	4.61	14	4.61
Subtotal	175,478	3.56%	148,811	2.78%
Unamortized premiums	87		64
Unamortized discounts	(146)		(158)
SFAS 133 valuation adjustments	(1,629)		(608)
Total	$173,790		$148,109

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $58,169 at September 30, 2005, and $54,235 at December 31, 2004. Contemporaneous with the issuance of callable bonds, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $48,270 at September 30, 2005, and $53,072 at December 31, 2004. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2005	December 31, 2004
Par amount of consolidated obligation bonds:
Non-callable	$117,309	$94,576
Callable	58,169	54,235
Total par amount	$175,478	$148,811

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2005, and December 31, 2004, by the earlier of the year of contractual maturity or next call date:

Maturity or Next Call Date	September 30, 2005	December 31, 2004
Due in 1 year or less	$112,585	$92,655
Due after 1 year through 2 years	34,995	36,700
Due after 2 years through 3 years	15,917	5,722
Due after 3 years through 4 years	5,095	8,173
Due after 4 years through 5 years	4,492	3,003
Due after 5 years	2,383	2,544
Index amortizing notes	11	14
Total par amount	$175,478	$148,811

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2005, and December 31, 2004, are detailed in the following table:

	September 30, 2005	December 31, 2004
Par amount of consolidated obligations:
Bonds:
Fixed rate	$139,104	$100,682
Adjustable rate	24,143	36,627
Step-up	7,939	7,402
Fixed rate that converts to adjustable rate	1,297	1,214
Adjustable rate that converts to fixed rate	1,845	1,695
Comparative index	949	987
Zero-coupon	165	165
Inverse floating	25	25
Index amortizing notes	11	14
Total bonds, par	175,478	148,811
Discount notes, par	25,019	26,321
Total consolidated obligations, par	$200,497	$175,132

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2005		December 31, 2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par value	$25,019	3.54%	$26,321	2.08%
Unamortized discounts	(142)		(63)
SFAS 133 valuation adjustments	(4)		(1)
Total	$24,873		$26,257

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital to assets ratio calculated without reference to the 1.5 weighting factor. As of September 30, 2005, and December 31, 2004, the Bank was in compliance with these capital rules and requirements. The FHLB Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock is considered capital for regulatory purposes.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2005, and December 31, 2004.

Regulatory Capital Requirements

	September 30, 2005		December 31, 2004
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$790	$9,200	$689	$7,959
Total capital to assets ratio	4.00%	4.34%	4.00%	4.30%
Total capital	$8,470	$9,200	$7,399	$7,959
Leverage ratio	5.00%	6.52%	5.00%	6.45%
Leverage capital	$10,588	$13,799	$9,249	$11,938

The Bank’s capital requirements are more fully discussed in Note 12 to the 2004 Financial Statements in the Bank’s Registration Statement.

Mandatorily Redeemable Capital Stock. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank had mandatorily redeemable capital stock from seven former members totaling $48 at September 30, 2005, of which $45 was scheduled for redemption in 2009 and $3 was scheduled for redemption in 2010. At December 31, 2004, the Bank had mandatorily redeemable capital stock from four former members totaling $55, which was scheduled for redemption in 2009. These amounts included accrued interest expense (accrued stock dividends) of $2 at September 30, 2005, and $1 at December 31, 2004, and have been classified as a liability in the Statements of Condition. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled, quarterly basis subject to certain conditions, at its discretion.

The Bank’s activity for mandatorily redeemable capital stock for the three and nine months ended September 30, 2005 and 2004, was as follows.

Mandatorily Redeemable Capital Stock Activity

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance at beginning of the period	$ 52	$—	$55	$—
Mandatorily redeemable capital stock reclassified from equity upon adoption of SFAS 150	—	—	—	18
Mandatorily redeemable capital stock reclassified from equity during the period	—	8	5	10
Repurchase of mandatorily redeemable capital stock	(4)	—	(14)	(20)
Dividends paid on mandatorily redeemable capital stock	—	—	2	—
Balance at end of the period	$ 48	$ 8	$ 48	$ 8

The Bank’s mandatorily redeemable capital stock is more fully discussed in Note 12 to the 2004 Financial Statements in the Bank’s Registration Statement.

Retained Earnings and Dividend Policy. By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from SFAS 133. Retained earnings restricted in accordance with this provision totaled $47 at September 30, 2005, and $83 at December 31, 2004. Because the SFAS 133 cumulative net unrealized gains or losses are primarily a matter of timing, the unrealized gains or losses will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. (However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.) As the cumulative net unrealized gains are reversed (by periodic net unrealized losses), the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of this category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of these cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition, in 2003 the Bank began holding other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to provide for this build-up of restricted retained earnings to reach $130 by the end of the third quarter of 2007. (Further information regarding this policy can be found in the Bank’s Registration Statement in Note 12 to the 2004 Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends.”) The retained earnings restricted in accordance with this provision totaled $80 at September 30, 2005, and $50 at December 31, 2004.

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. Management determined that this requirement was no longer needed because fixed rate advances are generally hedged with fixed rate interest rate swaps, which creates the equivalent of floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision is now part of the $130 build-up of restricted retained earnings discussed above.

The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLB Act and applicable Finance Board requirements.

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice.

The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time.

Surplus Capital Stock Repurchase Policy. The Bank’s surplus capital stock repurchase policy provides for the reduction of a member’s capital stock outstanding if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year. As of September 30, 2005, Bank members held $378 in surplus capital stock. On the repurchase date, the Bank recalculates the amount of stock to be repurchased to ensure that each member continues to meet its minimum stock requirement after the stock is repurchased on the repurchase date. For this reason, the Bank repurchased only $308 in surplus capital stock on October 31, 2005.

Excess Capital Stock. As of September 30, 2005, capital stock in excess of the minimum amount required to be held in accordance with the Bank’s capital plan totaled $936. In addition to the repurchase of surplus capital stock noted above, the Bank repurchased excess capital stock totaling $2 on October 31, 2005. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. The Bank’s capital requirements are more fully discussed in Note 12 to the 2004 Financial Statements in the Bank’s Registration Statement.

Concentration. As of September 30, 2005, the Bank had a concentration of capital stock totaling 57 million shares outstanding to three members (Washington Mutual Bank, World Savings Bank, FSB, and Citibank (West), FSB), representing 64% of total capital stock outstanding (37%, 14%, and 13%, respectively).

Note 8 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, including earnings on invested member capital and the cash flows from associated interest rate exchange agreements. The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to net interest income before assessments for the three and nine months ended September 30, 2005 and 2004.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges*	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
Three months ended:
September 30, 2005	$127	$41	$168	$10	$178	$(35)	$19	$124
September 30, 2004	83	27	110	21	131	(95)	16	20
Nine months ended:
September 30, 2005	$339	$122	$461	$35	$496	$ (85)	$58	$353
September 30, 2004	224	116	340	55	395	(59)	49	287

*	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”

The following table presents total assets by operating segment at September 30, 2005, and December 31, 2004:

Total Assets
	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2005	$179,997	$31,763	$211,760
December 31, 2004	156,889	28,093	184,982

Note 9 – Derivatives and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The gains or losses on the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are recorded each period in current earnings.

Net losses on derivatives and hedging activities recorded in other income for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net losses related to fair value hedge ineffectiveness	$(18)	$(93)	$(42)	$(22)
Net losses related to cash flow hedge ineffectiveness	—	—	(1)	—
Net gains on economic hedges	—	14	3	22
Net interest expense on derivative instruments used in economic hedges	(10)	(21)	(35)	(55)
Net losses on derivatives and hedging activities	$(28)	$(100)	$(75)	$(55)

As of September 30, 2005, the unrecognized net losses on derivative instruments accumulated in other comprehensive income to be reclassified to earnings during the next 12 months was expected to be immaterial.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2005, and December 31, 2004:

	September 30, 2005		December 31, 2004
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$162,859	$(1,432)	$140,979	$(574)
Cash flow	160	1	375	—
Economic	55,155	3	44,602	2
Interest rate swaptions: Economic	3,587	24	3,487	57
Interest rate caps/floors:
Fair value	13,837	112	12,987	(2)
Economic	70	—	50	—
Mortgage delivery commitments*	3	—	4	—
Total	$235,671	$(1,292)	$202,484	$(517)

Total derivatives excluding accrued interest		$(1,292)		$(517)
Accrued interest, net		(35)		122
Net derivative balances		$(1,327)		$(395)
Derivative assets		$22		$43
Derivative liabilities		(1,349)		(438)
Net derivative balances		$(1,327)		$(395)

*	Mortgage delivery commitments are classified as derivatives pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), with changes in their fair value recorded in other income.

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	September 30, 2005	December 31, 2004
Host contract:
Advances	$(3)	$(3)
Non-callable bonds	30	(5)
Callable bonds	1	—
Total	$28	$(8)

Credit Risk—The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements are subject to master netting arrangements with each counterparty to mitigate the credit risk exposure. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and the Finance Board’s Financial Management Policy. Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its agreements, and no allowance for losses is deemed necessary by management.

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $235,671 at September 30, 2005, and $202,484 at December 31, 2004. The notional amount does not represent the exposure to credit loss. The Bank is subject to credit risk relating to the nonperformance by a counterparty to a non-exchange-traded interest rate exchange agreement. The amount potentially subject to credit loss is the estimated cost of replacing a favorable interest rate exchange agreement if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2005, and December 31, 2004, the Bank’s maximum credit risk, as defined above, was estimated at $22 and $43, respectively, including $0.2 and $24 of net accrued interest receivable, respectively. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $22 and $41 as collateral from counterparties as of September 30, 2005, and December 31, 2004, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Intermediation—As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. The offsetting derivatives used in intermediary activities do not receive SFAS 133 hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net loss on derivatives and hedging activities.”

Derivatives in which the Bank is an intermediary may arise when the Bank (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,480 at September 30, 2005, and $1,570 at December 31, 2004. The notional amount of interest rate exchange agreements that are derivatives to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at September 30, 2005, and $290 at December 31, 2004.

Note 10 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2005, and

December 31, 2004. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The estimated fair values of the Bank’s financial instruments are more fully discussed in Note 16 to the 2004 Financial Statements in the Bank’s Registration Statement.

The estimated fair values of the Bank’s financial instruments at September 30, 2005, and December 31, 2004, were as follows:

Fair Value of Financial Instruments – September 30, 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$13	$—	$13
Interest-bearing deposits in banks	4,946	—	4,946
Securities purchased under agreements to resell	1,500	—	1,500
Federal funds sold	17,188	—	17,188
Trading securities	142	—	142
Held-to-maturity securities	28,823	(281)	28,542
Advances	152,956	33	152,989
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,408	(75)	5,333
Accrued interest receivable	663	—	663
Derivative assets	22	—	22
Other assets	99	(62)	37
Total	$211,760	$(385)	$211,375

Liabilities
Deposits	$699	$—	$699
Consolidated obligations:
Bonds	173,790	292	173,498
Discount notes	24,873	10	24,863
Mandatorily redeemable capital stock	48	—	48
Accrued interest payable	1,338	—	1,338
Derivative liabilities	1,349	—	1,349
Other liabilities	514	—	514
Total	$202,611	$302	$202,309

Fair Value of Financial Instruments – December 31, 2004

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$16	$—	$16
Interest-bearing deposits in banks	5,251	—	5,251
Federal funds sold	8,461	—	8,461
Trading securities	602	—	602
Held-to-maturity securities	23,839	(82)	23,757
Advances	140,254	39	140,293
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	6,035	(2)	6,033
Accrued interest receivable	398	—	398
Derivative assets	43	—	43
Other assets	83	(52)	31
Total	$184,982	$(97)	$184,885

Liabilities
Deposits	$935	$—	$935
Consolidated obligations:
Bonds	148,109	56	148,053
Discount notes	26,257	8	26,249
Mandatorily redeemable capital stock	55	—	55
Accrued interest payable	809	—	809
Derivative liabilities	438	—	438
Other liabilities	479	—	479
Total	$177,082	$64	$177,018

Note 11 – Commitments and Contingencies

All FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $920,369 at September 30, 2005, and $869,242 at December 31, 2004. The par value of the Bank’s participation in consolidated obligations was $200,497 at September 30, 2005, and $175,132 at December 31, 2004. The Bank’s joint and several liability for FHLBank consolidated obligations is more fully discussed in Note 18 to the 2004 Financial Statements in the Bank’s Registration Statement.

Commitments that legally obligate the Bank for additional advances totaled $1,597 at September 30, 2005, and $1,162 at December 31, 2004. Commitments are generally for periods up to 12 months. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments. Advances funded under these advance commitments are fully collateralized at the time of funding (see Note 4). The estimated fair value of commitments was immaterial to the balance sheet as of September 30, 2005, and December 31, 2004.

Commitments that obligate the Bank to purchase mortgage loans totaled $3 at September 30, 2005, and $4 at December 31, 2004. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS 149, commitments entered after June 30, 2003, were recorded as derivatives at their fair value through the settlement date of the commitment.

The Bank executes interest rate exchange agreements with major banks and broker-dealers that have long-term credit ratings of single-A or better from both Standard & Poor’s and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions and bilateral security agreements with all counterparties and requires all member counterparties to fully collateralize their net credit exposure. As of September 30, 2005, and December 31, 2004, the Bank had pledged as collateral securities with a fair value of $845 and $243, respectively, to broker-dealers that had a net credit risk exposure to the Bank related to interest rate exchange agreements.

The Bank may be subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of $6,341 of consolidated obligations at September 30, 2005. The Bank had committed to the issuance of $960 of consolidated obligations at December 31, 2004.

The Bank entered into $7,552 of notional amount of interest rate exchange agreements that had traded but not yet settled at September 30, 2005. The Bank entered into $900 of notional amount of interest rate exchange agreements that had traded but not yet settled at December 31, 2004.

In June 2005, the Bank entered into an amendment to its operating lease for office space at 600 California Street in San Francisco, California. This amendment provides for an extension of the original lease term for a period of approximately 11 years through June 30, 2020, and a renewal option term to extend the term of the lease for an additional five years. The monthly base rent for the extension term will be at ninety-five percent (95%) of the fair market rent at the commencement of the extension term.

Other commitments and contingencies are discussed in Notes 4, 5, 6, 7, and 9.

Note 12 – Transactions with Members

Transactions with Members. The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in the Bank’s capital stock until the transactions mature or are paid off and the capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements. (See Note 12 to the 2004 Financial Statements in the Bank’s Registration Statement for further information.)

All advances are issued to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member or an affiliate of the member has an officer or director who is a director of the Bank, transactions with the member or affiliate are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with Finance Board regulations.

In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and MBS with members or their affiliates. All investments are transacted at market prices and MBS are purchased through securities brokers or dealers. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are also executed at market rates.

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions:

	September 30, 2005	December 31, 2004
Assets:
Interest-bearing deposits in banks	$1,144	$—
Federal funds sold	2,963	608
Held-to-maturity securities*	7,146	5,022
Advances	152,956	140,254
Mortgage loans held for portfolio	5,408	6,035
Accrued interest receivable	551	315
Derivative assets	22	25
Total	$170,190	$152,259

Liabilities:
Deposits	$699	$935
Derivative liabilities	128	23
Total	$827	$958

Notional amount of derivatives	$23,934	$20,452
Letters of credit	803	783

*	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income:
Interest-bearing deposits in banks	$6	$4	$12	$7
Federal funds sold	24	4	57	11
Held-to-maturity securities	72	47	192	129
Advances*	1,369	492	3,448	1,153
Prepayment fees on advances	1	2	1	6
Mortgage loans held for portfolio	71	74	215	234
Total	$1,543	$623	$3,925	$1,540

Interest Expense:
Deposits	$5	$2	$12	$4
Consolidated obligations*	(9)	(38)	(38)	(132)
Total	$(4)	$(36)	$(26)	$(128)

Other Income/(Loss):
Net loss on derivatives and hedging activities	$(84)	$—	$(97)	$(62)
Fees earned on letters of credit	1	—	1	1
Total	$(83)	$—	$(96)	$(61)

*	Includes the effect of associated derivatives with members and their affiliates.

Transactions with Certain Members. The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and former members holding more than 10% of the outstanding shares of the Bank’s capital stock at each respective period end, (ii) members or former members with a representative serving on the Bank’s Board of Directors at any time during the year ended on the respective dates or during the respective periods, and (iii) affiliates of the foregoing members or former members.

	September 30, 2005	December 31, 2004
Assets:
Interest-bearing deposits in banks	$530	$—
Federal funds sold	150	608
Held-to-maturity securities*	2,884	2,525
Advances	115,355	106,433
Mortgage loans held for portfolio	4,270	4,744
Accrued interest receivable	461	246
Derivative assets	—	10
Total	$123,650	$114,566

Liabilities:
Deposits	$11	$45
Derivative Liabilities	48	—
Total	$59	$45

Notional amount of derivatives	$11,663	$11,006
Letters of credit	202	226

*	Held-to-maturity securities include MBS securities issued by and/or purchased from the foregoing Bank members or their affiliates.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income:
Interest-bearing deposits in banks	$1	$2	$3	$3
Federal funds sold	1	1	6	1
Held-to-maturity securities	29	28	82	74
Advances*	997	384	2,527	927
Prepayment fees on advances	—	—	—	1
Mortgage loans held for portfolio	54	61	167	188
Total	$1,082	$476	$2,785	$1,194

Interest Expense:
Consolidated obligations*	$(4)	$(20)	$(19)	$(63)

Other Income/(Loss):
Net loss on derivatives and hedging activities	$(39)	$(1)	$(45)	$(20)

*	Includes the effect of associated derivatives with the foregoing members or their affiliates.

Note 13 – Other

The table below discloses the categories included in operating expense.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Compensation and benefits	$10	$9	$30	$28
Professional and contract services	5	2	12	6
Other	1	3	8	9
Total operating expense	$16	$14	$50	$43

The table below discloses the Affordable Housing Program (AHP) liability balances.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance, beginning of the period	$130	$135	$132	$135
AHP assessments	10	1	29	23
AHP subsidy payments	(15)	(6)	(36)	(28)
Balance, end of the period	$125	$130	$125	$130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and effective on August 29, 2005 (Registration Statement).

Quarterly Overview

The Federal Home Loan Bank of San Francisco (Bank) maintains a balance between its obligation to achieve its public policy mission to promote housing, homeownership, and community development through its activities with members, and its objective to provide adequate returns on the private capital provided by its members. The Bank achieves this balance by delivering low-cost credit to help its members meet the credit needs of their communities while paying members a market-rate dividend.

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings or sell more mortgage loans to the Bank under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank may also repurchase capital stock from members if their advances or mortgage loan balances decline below certain levels. As a result of these strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and to pay market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank measures its dividend rate on its capital stock relative to a unique dividend benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Department of Treasury note yield calculated as the average of the three-year and five-year U.S. Department of Treasury note yields. The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized dividend rate for the third quarter of 2005 was 4.58%, compared to 3.70% in the third quarter of 2004. The spread between the dividend and the dividend benchmark increased to 1.26% for the third quarter of 2005 from 1.22% for the third quarter of 2004. The increase in the annualized dividend rate reflects a higher net interest margin in the three months ended September 30, 2005, relative to the same period in 2004, primarily as a result of higher profit spreads on the mortgage portfolio, along with a higher yield on invested capital.

The Bank’s annualized dividend rate was 4.35% for the first nine months of 2005, compared to 4.10% in the first nine months of 2004. The spread between the dividend and the dividend benchmark decreased to 1.26% for the first nine months of 2005 from 1.67% for the first nine months of 2004. The increase in the annualized dividend rate reflects a higher yield on invested capital, partially offset by a lower net interest spread on the mortgage portfolio in the nine months ended September 30, 2005, relative to the same period in 2004.

Total assets grew $26.8 billion, or 14%, to $211.8 billion at September 30, 2005, from $185.0 billion at December 31, 2004, primarily because of an increase in advances to $153.0 billion from $140.3 billion; an increase in Federal funds sold to $17.2 billion from $8.5 billion; and an increase in held-to-maturity securities, primarily mortgage-backed securities (MBS), to $28.8 billion from $23.8 billion.

Net income was $91 million in the third quarter of 2005 compared to $15 million in the third quarter of 2004. Net income increased $48 million, or 23%, to $259 million in the first nine months of 2005 compared to $211 million in the first nine months of 2004. These increases reflect higher net interest income, which increased $47 million, or 36%, to $178 million in the third quarter of 2005 from $131 million in the third quarter of 2004 and increased $101 million, or 26%, to $496 million in the first nine months of 2005 from $395 million in the first nine months of 2004. The increases in net interest income were driven primarily by higher average interest-earning assets outstanding, combined with higher average capital balances.

The net effect of unrealized fair value adjustments on trading securities, derivatives, and hedged items resulted in a net unrealized fair value loss of $19 million in the third quarter of 2005 compared to a net unrealized fair value loss of $55 million in the third quarter of 2004.

The net effect of unrealized fair value adjustments on trading securities, derivatives, and hedged items resulted in a net unrealized fair value loss of $39 million in the first nine months of 2005 compared to a net unrealized fair value loss of $5 million in the first nine months of 2004.

Net unrealized fair value gains or losses are primarily a matter of timing because they will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

(Dollars in millions)	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Selected Balance Sheet Items at Period End
Total Assets	$ 211,760	$ 206,727	$ 192,761	$ 184,982	$ 172,573
Advances	152,956	152,808	142,316	140,254	123,722
Mortgage Loans	5,408	5,648	5,855	6,035	6,200
Held-to-Maturity Securities	28,823	27,283	25,456	23,839	23,543
Consolidated Obligations:[1]
Bonds	173,790	173,061	160,111	148,109	137,095
Discount Notes	24,873	21,261	21,277	26,257	24,089
Capital Stock –
Class B – Putable	9,025	8,725	8,117	7,765	7,176
Total Capital	9,149	8,858	8,234	7,900	7,298

Quarterly Operating Results
Net Interest Income	$ 178	$ 159	$ 159	$ 147	$ 131
Other Income	(35)	5	(55)	(17)	(95)
Other Expense	19	20	19	19	16
Assessments	33	38	23	29	5
Net Income	$ 91	$ 106	$ 62	$ 82	$ 15

Other Data
Net Interest Margin	0.34%	0.32%	0.34%	0.33%	0.32%
Operating Expenses as a
Percent of Average Assets	0.03	0.03	0.03	0.04	0.03
Return on Equity	4.03	4.94	3.11	4.29	0.82
Annualized Dividend Rate	4.58	4.21	4.25	3.97	3.70
Spread of Dividend Rate to Dividend Benchmark[2]	1.26	1.13	1.38	1.32	1.22
Capital to Assets Ratio[3]	4.34	4.31	4.30	4.30	4.24
Duration Gap (in months)	1	0	1	1	1

[1]	All of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations. The joint and several liability regulation of the Federal Housing Finance Board (Finance Board) authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Quarter ended	Par amount
September 30, 2005	$920,369
June 30, 2005	908,305
March 31, 2005	872,733
December 31, 2004	869,242
September 30, 2004	850,466

[2]	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Department of Treasury note yield calculated as the average of the three-year and five-year U.S. Department of Treasury note yields.

[3]	For this purpose, capital includes mandatorily redeemable capital stock.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2005 and 2004, together with the related interest income and expense. They also present the average rate on total earning assets and the average cost of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the third quarter of 2005 compared to the third quarter of 2004 and for the first nine months of 2005 compared to the first nine months of 2004. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	September 30, 2005			September 30, 2004
(In millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$4,466	$39	3.46%	$5,386	$20	1.48%
Securities purchased under agreements to resell	2,163	19	3.48	1,635	6	1.46
Federal funds sold	14,078	123	3.47	7,166	25	1.39
Trading securities:
MBS	248	3	4.80	352	5	5.65
Other investments	—	—	—	403	2	1.97
Held-to-maturity securities:
MBS	24,440	267	4.33	19,516	176	3.59
Other investments	2,676	25	3.71	2,810	11	1.56
Mortgage loans	5,535	71	5.09	6,266	74	4.70
Advances[1]	153,038	1,370	3.55	120,518	494	1.63
Deposits for mortgage loan program with other FHLBank	1	—	3.53	2	—	1.59
Loans to other FHLBanks	1	—	—	17	—	1.40
Total interest-earning assets	206,646	1,917	3.68	164,071	813	1.97
Other assets[2]	2,342	—	—	1,603	—	—
Total Assets	$208,988	$1,917	3.64%	$165,674	$813	1.95%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$178,231	$1,574	3.50%	$127,093	$576	1.80%
Discount notes[1]	18,594	159	3.39	29,246	104	1.41
Deposits	626	5	3.17	734	2	1.08
Borrowings from other FHLBanks	14	—	3.50	7	—	1.14
Mandatorily redeemable capital stock	48	1	4.58	6	—	3.70
Other borrowings	26	—	4.01	12	—	2.32
Total interest-bearing liabilities	197,539	1,739	3.49	157,098	682	1.73
Other liabilities[2]	2,493	—	—	1,388	—	—
Total Liabilities	200,032	1,739	3.45	158,486	682	1.71
Total Capital	8,956	—	—	7,188	—	—
Total Liabilities and Capital	$208,988	$1,739	3.30%	$165,674	$682	1.64%
Net Interest Income		$178			$131
Net Interest Spread[3]			0.19%			0.24%
Net Interest Margin[4]			0.34%			0.32%
Total Average Assets/Capital Ratio[5]	23.2x			23.0x
Interest-bearing Assets/ Interest-bearing Liabilities	1.0x			1.0x

[1]	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
[2]	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133 and No. 115.
[3]	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
[4]	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
[5]	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$19	$(8)	$27
Securities purchased under agreements to resell	13	5	8
Federal funds sold	98	60	38
Trading securities:
MBS	(2)	(1)	(1)
Other investments	(2)	—	(2)
Held-to-maturity securities:
MBS	91	54	37
Other investments	14	(1)	15
Mortgage loans	(3)	(9)	6
Advances[2]	876	288	588
Total interest-earning assets	1,104	388	716

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	998	449	549
Discount notes[2]	55	(91)	146
Deposits	3	(1)	4
Mandatorily redeemable capital stock	1	1	—
Total interest-bearing liabilities	1,057	358	699
Net interest income	$47	$30	$17

[1]	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
[2]	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Nine months ended
	September 30, 2005			September 30, 2004
(In millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$4,632	$103	2.97%	$4,184	$39	1.25%
Securities purchased under agreements to resell	901	23	3.41	2,653	22	1.11
Federal funds sold	12,127	277	3.05	7,800	68	1.16
Trading securities:
MBS	293	12	5.48	375	16	5.70
Other investments	30	1	4.46	571	6	1.40
Held-to-maturity securities:
MBS	23,235	733	4.22	17,498	469	3.58
Other investments	2,368	57	3.22	2,783	28	1.34
Mortgage loans	5,742	215	5.01	6,366	234	4.91
Advances[1]	148,338	3,449	3.11	110,842	1,159	1.40
Deposits for mortgage loan program with other FHLBank	—	—	3.01	4	—	3.61
Loans to other FHLBanks	5	—	2.67	16	—	1.09
Total interest-earning assets	197,671	4,870	3.29	153,092	2,041	1.78
Other assets[2]	2,061	—	—	1,961	—	—
Total Assets	$199,732	$4,870	3.26%	$155,053	$2,041	1.76%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$166,874	$3,893	3.12%	$115,426	$1,373	1.59%
Discount notes[1]	21,531	467	2.90	30,604	269	1.17
Deposits	566	12	2.83	594	4	0.90
Borrowings from other FHLBanks	13	—	2.81	2	—	1.40
Mandatorily redeemable capital stock	51	2	4.35	8	—	4.10
Other borrowings	20	—	3.09	7	—	1.72
Total interest-bearing liabilities	189,055	4,374	3.09	146,641	1,646	1.50
Other liabilities[2]	2,130	—	—	1,729	—	—
Total Liabilities	191,185	4,374	3.06	148,370	1,646	1.48
Total Capital	8,547	—	—	6,683	—	—
Total Liabilities and Capital	$199,732	$4,374	2.93%	$155,053	$1,646	1.42%
Net Interest Income		$496			$395
Net Interest Spread[3]			0.20%			0.28%
Net Interest Margin[4]			0.34%			0.34%
Total Average Assets/Capital Ratio[5]	23.4x			23.2x
Interest-bearing Assets/Interest-bearing Liabilities	1.0x			1.0x

[1]	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
[2]	Includes forward settling transactions and fair value adjustments in accordance with SFAS No. 133 and No. 115.
[3]	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
[4]	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
[5]	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$64	$9	$55
Securities purchased under agreements to resell	1	(45)	46
Federal funds sold	209	96	113
Trading securities:
MBS	(4)	(3)	(1)
Other investments	(5)	(18)	13
Held-to-maturity securities:
MBS	264	179	85
Other investments	29	(10)	39
Mortgage loans	(19)	(24)	5
Advances[2]	2,290	843	1,447
Total interest-earning assets	2,829	1,027	1,802
Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	2,520	1,172	1,348
Discount notes[2]	198	(200)	398
Deposits	8	(1)	9
Mandatorily redeemable capital stock	2	2	—
Total interest-bearing liabilities	2,728	973	1,755
Net interest income	$101	$54	$47

[1]	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
[2]	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin increased 2 basis points during the third quarter of 2005 compared to the third quarter of 2004. The increase primarily reflects higher spreads on the combined mortgage loan and MBS portfolios and a higher yield on invested capital.

The net interest margin was 0.34% during the first nine months of both 2005 and 2004. The net interest margin remained flat because of offsetting factors resulting from a higher yield on invested capital, offset by lower profit spreads on the combined mortgage loan and MBS portfolios.

The net interest spread was 5 basis points lower during the third quarter of 2005 compared to the third quarter of 2004, reflecting a larger proportion of lower-spread advances relative to the overall asset mix. The decrease was partially offset by higher spreads on the combined mortgage loan and MBS portfolios and a higher yield on invested capital. In addition, the yields and interest income on MBS and mortgage loans increased in the third quarter of 2005 and decreased in the third quarter of 2004 because of the effects of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS

No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).

The net interest spread was 8 basis points lower for the first nine months of 2005 compared to the first nine months of 2004. This decrease was primarily due to lower profit spreads on the combined mortgage loan and MBS portfolios, reflecting higher market rates on short- and intermediate-term financing, coupled with lower-spread advances relative to the overall asset mix. In addition, the yields and interest income on MBS and mortgage loans decreased in the nine months ended September 30, 2005, and increased in the nine months ended September 30, 2004, because of the effects of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91.

Net Interest Income.

Third Quarter of 2005 Compared to Third Quarter of 2004—Net interest income in the third quarter of 2005 was $178 million, a 36% increase from $131 million in the third quarter of 2004. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, MBS investments, and Federal funds sold, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $142 million to the increase in interest income in the third quarter of 2005 compared to the third quarter of 2004. Of this increase, $56 million was the result of a 34% rise in average non-MBS investment balances, primarily in Federal funds sold, and $86 million was the result of higher average yields on investments.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $86 million in the third quarter of 2005 compared to the third quarter of 2004. Of this increase, $53 million was the result of a 24% increase in average MBS outstanding, $36 million was the result of the impact of higher average yields on MBS investments, and $6 million was the result of higher average yields on mortgage loans, partially offset by a $9 million decrease as a result of lower average mortgage loans outstanding. The increase was net of the impact in the third quarter of 2005 of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased interest income by $6,000. In contrast, during the third quarter of 2004, retrospective adjustments made in accordance with SFAS 91 decreased interest income by $7 million.

Interest income from advances increased $876 million, which consisted of $288 million from a 27% increase in average advances outstanding, reflecting higher member demand during the third quarter of 2005 relative to the third quarter of 2004, and $588 million as a result of higher average yields because of increases in interest rates for new advances coupled with paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 26%, resulting in a $1.1 billion increase in interest expense for the third quarter of 2005 relative to the third quarter of 2004. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-

term advances, contributed $358 million to the increase in interest expense during the third quarter of 2005. Higher interest rates on consolidated obligations outstanding in the third quarter of 2005 compared to the third quarter of 2004 contributed $695 million to the increase in interest expense.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004—Net interest income in the first nine months of 2005 was $496 million, a 26% increase from $395 million in the first nine months of 2004. The increase was largely the result of higher average interest-earning assets outstanding, particularly in the advances and MBS portfolios, combined with higher average capital balances.

Interest income on non-MBS investments contributed $298 million to the increase in interest income in the first nine months of 2005 compared to the first nine months of 2004, primarily as a result of higher average yields on investments.

Interest income from the mortgage portfolio increased $241 million in the first nine months of 2005 compared to the first nine months of 2004. Of this increase, $176 million was the result of a 32% increase in average MBS outstanding, $84 million was the result of higher average yields on MBS investments, and $5 million was the result of higher average yields on mortgage loans, partially offset by a $24 million decrease as a result of lower average mortgage loans outstanding. The increase was net of the impact in the first nine months of 2005 of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased interest income by $6 million. In contrast, during the first nine months of 2004, retrospective adjustments made in accordance with SFAS 91 increased interest income by $2 million.

Interest income from advances increased $2.3 billion, which consisted of $843 million from a 34% increase in average advances outstanding, reflecting higher member demand during the first nine months of 2005 relative to the first nine months of 2004, and $1.5 billion as a result of higher average yields because of increases in interest rates for new advances coupled with paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations funding the earning assets increased 29%, resulting in a $2.7 billion increase in interest expense for the first nine months of 2005 relative to the first nine months of 2004. Higher average consolidated obligation bond balances, which were issued primarily to finance growth in intermediate-term advances, contributed $1.2 billion to the increase in interest expense during the first nine months of 2005, while lower average balances of consolidated obligation discount notes offset the increase in interest expense by $200 million. In addition, higher interest rates on consolidated obligations outstanding in the first nine months of 2005 compared to the first nine months of 2004 contributed $1.7 billion to the increase in interest expense.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during the third quarter of 2005 compared to the third quarter of 2004 and during the first nine months of 2005 compared to the first nine months of 2004. This growth was driven primarily by member demand for advances and growth in average MBS and liquidity investment balances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income/(Loss).

Third Quarter of 2005 Compared to Third Quarter of 2004—Other income/(loss) was a net loss of $35 million in the third quarter of 2005 compared to a net loss of $95 million in the third quarter of 2004. The decreased loss was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at fair value so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the third quarter of 2005 and 2004.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

(In millions)	Three months ended
	September 30, 2005					September 30, 2004
	Gain/(Loss)			Net Interest Expense on Economic Hedges		Gain/(Loss)			Net Interest Expense on Economic Hedges
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total
Advances	$—	$—	$(4)	$(2)	$(6)	$—	$—	$—	$—	$—
Consolidated obligations	(18)	—	(4)	(7)	(29)	(93)	—	17	(18)	(94)
MBS	—	—	8	(1)	7	—	—	(3)	(3)	(6)
Total	$(18)	$—	$—	$(10)	$(28)	$(93)	$—	$14	$(21)	$(100)

During the third quarter of 2005, net losses on derivatives and hedging activities totaled $28 million compared to net losses of $100 million in the third quarter of 2004. These amounts included net interest expense on derivative instruments used in economic hedges of $10 million in the third quarter of 2005 and $21 million in the third quarter of 2004. The majority of this net interest expense is attributable to a funding strategy that employs callable interest rate swaps matched to discount notes to create, in effect, callable debt. These callable swaps allow the Bank to receive a floating rate linked to the three-month London Interbank Offered Rate (LIBOR) and to pay a fixed rate coupon based on the maturity of the callable swap. The original terms of these callable swaps typically range from three to ten years.

Excluding the $10 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments in the third quarter of 2005 were primarily unrealized net losses of $18 million, which consisted of $18 million in net losses on fair value hedges related to consolidated obligations, $4 million in net losses on derivative instruments used in economic hedges of advances, and $4 million in net losses on derivative instruments used in economic hedges of consolidated obligations, partially offset by $8 million in net gains on the economic hedges related to MBS classified as trading.

Excluding the $21 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments in the third quarter of 2004 were primarily unrealized net losses of $79 million, which consisted of $93 million in net losses on fair value hedges related to consolidated obligations and $3 million in net losses on the economic hedges related to MBS classified as trading, partially offset by net gains of $17 million on derivative instruments used in economic hedges of consolidated obligations.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004—Other income/(loss) was a net loss of $85 million in the first nine months of 2005 compared to a net loss of $59 million in the first nine months of 2004. The $26 million increased loss was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133, as discussed above.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first nine months of 2005 and 2004.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

(In millions)	Nine months ended
	September 30, 2005					September 30, 2004
Hedged Item	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total
	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$2	$—	$1	$(6)	$(3)	$2	$—	$(2)	$1	$1
Consolidated obligations	(44)	(1)	(11)	(24)	(80)	(24)	—	17	(43)	(50)
MBS	—	—	13	(5)	8	—	—	8	(12)	(4)
Mortgage purchase commitments	—	—	—	—	—	—	—	(1)	—	(1)
Intermediated	—	—	—	—	—	—	—	—	(1)	(1)
Total	$(42)	$(1)	$3	$(35)	$(75)	$(22)	$—	$22	$(55)	$(55)

During the first nine months of 2005, net losses on derivatives and hedging activities totaled $75 million compared to net losses of $55 million in the first nine months of 2004. These amounts included net interest expense on derivative instruments used in economic hedges of $35 million in the first nine months of 2005 and $55 million in the first nine months of 2004. The majority of this net interest expense is attributable to a funding strategy that employs callable interest rate swaps matched to discount notes to create, in effect, callable debt. These callable swaps allow the Bank to receive a floating rate linked to the three-month LIBOR and to pay a fixed rate coupon based on the maturity of the callable swap. The original terms of these callable swaps typically range from three to ten years.

Excluding the $35 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments in the first nine months of 2005 were primarily unrealized net losses of $40 million, which consisted of net losses of $56 million attributable to the hedges related to consolidated obligations, net gains of $3 million attributable to the hedges related to advances, and net gains of $13 million attributable to the economic hedges related to MBS classified as trading.

Excluding the $55 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments in the first nine months of 2004 consisted of $7 million in net losses on the fair value hedges related to consolidated obligations and $8 million in net gains on the economic hedges related to MBS classified as trading, partially offset by net losses of $1 million related to mortgage purchase commitments.

Return on Equity. Return on equity (ROE) was 4.03% (annualized) in the third quarter of 2005, an increase of 321 basis points from the third quarter of 2004. This increase reflects the 507% rise in net income, to $91 million in the third quarter of 2005 from $15 million in the third quarter of 2004. The increase primarily reflects a $72 million decrease in net losses on derivatives and hedged items

(net losses of $28 million in the third quarter of 2005 compared to net losses of $100 million the same period in 2004). In addition, net interest income rose $47 million, or 36%, to $178 million in the third quarter of 2005 from $131 million in the third quarter of 2004, further contributing to the increase in ROE.

ROE was 4.05% (annualized) for the first nine months of 2005, a decrease of 16 basis points compared to the first nine months of 2004. This decrease reflects a $20 million increase in net losses on derivatives and hedged items (net losses of $75 million in the first nine months of 2005 compared to net losses of $55 million in the first nine months of 2004). Lower profit spreads on the combined MBS and mortgage loan portfolios also contributed to the decrease. The decreases were partially offset by the $101 million, or 26%, rise in net interest income, to $496 million in the first nine months of 2005 from $395 million in the first nine months of 2004.

Dividends. The Bank’s annualized dividend rate increased to 4.58% for the third quarter of 2005 from 3.70% in the third quarter of 2004. The spread between the dividend rate and the dividend benchmark increased to 1.26% for the third quarter of 2005 from 1.22% for the third quarter of 2004. These increases were primarily due to higher profit spreads on the mortgage portfolio in the third quarter of 2005 compared to the third quarter of 2004, reflecting the impact of retrospective adjustments for the amortization of net purchase premiums in accordance with SFAS 91, and a higher yield on invested capital.

The Bank’s annualized dividend rate increased to 4.35% for the first nine months of 2005, from 4.10% for the first nine months of 2004. The increase in the dividend rate was primarily due to a higher yield on invested capital, partially offset by lower net interest spreads in the first nine months of 2005 compared to the first nine months of 2004, including narrower profit spreads on the mortgage portfolio primarily driven by retrospective adjustments for the amortization of net purchase premiums in accordance with SFAS 91.

The spread between the dividend rate and the dividend benchmark decreased to 1.26% for the first nine months of 2005 from 1.67% for the first nine months of 2004. The decrease was due, in part, to the decline in the net interest spread on the mortgage portfolio. In addition, higher market interest rates in the first nine months of 2005 compared to the first nine months of 2004 caused an increase in the dividend benchmark and in earnings on invested capital, but as interest rates rise, the yield on invested capital after assessments increases by a smaller amount than the increase in the benchmark yield.

As discussed below, to provide for a build-up of retained earnings, the Bank retained from current earnings $8 million in the third quarter of 2005 and $7 million in the third quarter of 2004, which reduced the annualized dividend rate by 36 basis points in the third quarter of 2005 and by 40 basis points in the third quarter of 2004. The Bank retained from current earnings $23 million in the first nine months of 2005 and $21 million in the first nine months of 2004, which reduced the annualized dividend rate by 37 basis points in the first nine months of 2005 and by 44 basis points in the first nine months of 2004.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligation debt markets. At September 30, 2005, advances maturing within five years totaled $150.9 billion, significantly in excess of the $0.7 billion of member deposits on that date. At December 31, 2004, advances maturing within five years totaled $138.3 billion, also significantly in excess of the $0.9 billion of member deposits on that date. In addition, as of September 30, 2005, and December 31, 2004, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligation debt markets.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from SFAS 133. Retained earnings restricted in accordance with this provision totaled $47 million at September 30, 2005, and $83 million at December 31, 2004. In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. (However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.) As the cumulative net unrealized gains are reversed (by periodic net unrealized losses), the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased; that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of the SFAS 133 category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of these cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition, in 2003 the Bank began holding other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to provide for this build-up of restricted retained earnings to reach $130 million by the end of the third quarter of 2007. (Further information regarding this policy can be found in the Bank’s Registration Statement in Note 12 to the 2004 Financial Statements.) The retained earnings restricted in accordance with this provision totaled $80 million at September 30, 2005, and $50 million at December 31, 2004.

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 million at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. Management determined that this requirement was no longer needed because fixed rate advances are generally hedged with fixed rate interest rate swaps, which creates the equivalent of floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision is now part of the $130 million build-up of restricted retained earnings discussed above.

The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), and applicable Finance Board requirements.

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice.

The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time.

Financial Condition

Total assets were $211.8 billion at September 30, 2005, a 14% increase from $185.0 billion at December 31, 2004. Average total assets were $209.0 billion for the third quarter of 2005, a 26% increase compared to $165.7 billion for the third quarter of 2004. Average total assets were $199.7 billion for the first nine months of 2005, a 29% increase compared to $155.1 billion for the first nine months of 2004. These increases were largely driven by strong growth in advances.

Total liabilities were $202.6 billion at September 30, 2005, a 14% increase from $177.1 billion at December 31, 2004. Average total liabilities were $200.0 billion for the third quarter of 2005, a 26% increase compared to $158.5 billion for the third quarter of 2004. Average total liabilities were $191.2 billion for the first nine months of 2005, a 29% increase compared to $148.4 billion for the first nine months of 2004. The increase in liabilities reflects increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $198.7 billion at September 30, 2005, and $174.4 billion at December 31, 2004. Average consolidated obligations were $196.8 billion in the third quarter of 2005 and $156.3 billion in the third quarter of 2004. Average consolidated obligations were $188.4 billion in the first nine months of 2005 and $146.0 billion in the first nine months of 2004.

All FHLBanks have joint and several liability for FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $920.4 billion at September 30, 2005, and $869.2 billion at December 31, 2004.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of September 30, 2005, Standard and Poor’s continued to rate nine of the FHLBanks with a long-term crediting rating of AAA, and three of the FHLBanks with a long-term credit rating of AA+. As of September 30, 2005, Moody’s Investors Service continued to rate all the FHLBanks AAA. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. Rating agencies may change the ratings of the FHLBank System or any FHLBank in the future.

The Bank has evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of the FHLBanks as of September 30, 2005, and as of each period end presented and has determined that they have not increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $180.0 billion (85% of total assets) at September 30, 2005, from $156.9 billion (85% of total assets) at December 31, 2004, an increase of $23.1 billion, or 15%. The increase was primarily due to higher demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $127 million in the third quarter of 2005, an increase of $44 million, or 53%, compared to $83 million in the third quarter of 2004. In the first nine months of 2005, adjusted net interest income for this segment was $339 million, an increase of $115 million, or 51%, compared to $224 million in the first nine months of 2004. The increases were primarily due to an increase in average advance and capital balances and a higher yield on invested capital. The increases were partially offset by a decline in advance prepayment fees, which decreased $1 million, to $1 million in the third quarter of 2005 from $2 million in the third quarter of 2004, and decreased $5 million, to $1 million in the first nine months of 2005 from $6 million in the first nine months of 2004. Higher interest rates at the time of the advance prepayments relative to interest rates at the time the advances were originally transacted led to lower prepayment fees on advances prepaid during 2005. In addition, a lower volume of advances were prepaid in the third quarter and first nine months of 2005 compared to the year-earlier periods. Members prepaid $0.4 billion of advances in the third quarter of 2005, compared to $0.6 billion in the third quarter of 2004. Members prepaid $1.0 billion of advances in the first nine months of 2005, compared to $1.6 billion in the first nine months of 2004.

Adjusted net interest income for this segment represented 76% and 75% of total adjusted net interest income for the third quarter of 2005 and 2004, respectively, and 74% and 66% of total adjusted net interest income for the first nine months of 2005 and 2004, respectively.

Advances—Advances outstanding increased 9%, to $153.0 billion at September 30, 2005, from $140.3 billion at December 31, 2004. Advances outstanding included unrealized fair value losses of $285 million at September 30, 2005, and unrealized fair value losses of $5 million at December 31, 2004. The increase in the unrealized fair value losses of hedged advances from December 31, 2004, to September 30, 2005, was primarily attributable to the effects of higher short-term and intermediate-term interest rates on the fair value of hedged fixed rate advances and hedged adjustable rate advances that contain caps on the interest rates that members may pay.

The components of the advances portfolio at September 30, 2005, and December 31, 2004, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2005	December 31, 2004
Standard advances:
Adjustable – LIBOR-indexed	$81,995	$45,252
Adjustable – other indices	366	342
Fixed	38,648	65,003
Daily variable rate	3,486	4,010
Subtotal	124,495	114,607
Customized advances:
Adjustable – amortizing	8	9
Adjustable – LIBOR-indexed with caps or floors	537	1,187
Adjustable – LIBOR-indexed with caps and/or floors and partial prepayment symmetry (PPS)[1]	13,300	11,300
Adjustable – 3-month T-bill average	8,000	8,000
Adjustable – 12-month Treasury average	1,750	1,750
Adjustable – constant maturity	750	—
Fixed – amortizing	836	812
Fixed with PPS[1]	960	305
Fixed – callable at member’s option	894	837
Fixed – putable at Bank’s option	1,685	1,444
Subtotal	28,720	25,644
Total par value	153,215	140,251
Overdrawn demand deposit accounts	20	—
SFAS 133 valuation adjustments	(285)	(5)
Net unamortized premiums	6	8
Total	$152,956	$140,254

[1]	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

During the first nine months of 2005, adjustable rate advances with terms of one year or more increased by $38.9 billion to $106.7 billion, while short-term adjustable rate advances decreased by $0.5 billion to $3.5 billion, short-term fixed rate advances decreased by $20.9 billion to $15.9 billion, and fixed rate advances with terms of one year or more decreased by $4.4 billion to $27.1 billion.

Although advances to one large member declined during the first nine months of 2005, $9.9 billion of the $12.7 billion increase was attributable to the net activity of the Bank’s three largest members as two of the three continued to use advances to fund mortgage portfolio growth. The Bank also recorded significant growth in advances across most member segments, asset sizes, and charter types. In total, 138 institutions increased their advance borrowings during the first nine months of 2005, while 80 institutions decreased their advance borrowings.

Average advances were $153.0 billion in the third quarter of 2005, a 27% increase from $120.5 billion in the third quarter of 2004. Average advances were $148.3 billion in the first nine months of 2005, a 34% increase from $110.8 billion in the first nine months of 2004. The increase in average advances reflected continued mortgage portfolio growth on members’ balance sheets and their increased use of Bank advances to fund their asset growth.

Non-MBS Investments—The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. The Bank’s total non-MBS investment portfolio was $26.4 billion as of September 30, 2005, an increase of $10.2 billion, or 63%, from $16.2 billion as of December 31, 2004. During the first nine months of 2005, Federal funds sold increased $8.7 billion, securities purchased under agreements to resell increased $1.5 billion, and commercial paper increased $0.8 billion, while housing finance agency bonds decreased $0.5 billion. The overall increase in non-MBS investments was generally driven by the 9% increase in advances and 16% increase in total capital during the first nine months of 2005. In addition, paydowns of advances prior to the end of the third quarter of 2005 further contributed to the increase in the non-MBS investment portfolio.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings—Consistent with the changes in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $21.8 billion, or 15%, from $149.0 billion at December 31, 2004, to $170.8 billion at September 30, 2005. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these consolidated obligation bonds are issued, typically the Bank simultaneously enters into interest rate exchange agreements with features that offset the complex features of the bonds and, in effect, convert the bonds to adjustable rate instruments tied to an index, primarily LIBOR. During 2005 and 2004, the Bank used fixed rate callable bonds that were typically offset with interest rate exchange agreements with call features that offset the call options embedded in the callable bonds. This combined financing structure enabled the Bank to meet its funding needs at costs not generally attainable solely through the issuance of non-callable debt. These transactions generally receive fair value hedge accounting treatment under SFAS 133. Despite the fair value hedge classification, there has been and there may continue to be potential for significant accounting income volatility from the Bank’s portfolio of hedged callable bonds resulting from interest rate movements. The interest rate movements of the Bank’s debt instruments and hedging instruments are highly but not perfectly correlated. Given the size of the Bank’s portfolio, relatively minor differences in rate movements can contribute to fair value changes resulting in significant income volatility.

At September 30, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $222.1 billion, of which $51.2 billion were hedging the advances and $170.9 billion were hedging the consolidated obligations funding the advances. At December 31, 2004, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $191.7 billion, of which $70.2 billion were hedging the advances and $121.5 billion were hedging the consolidated obligations funding the advances. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to reduce the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs rise and fall with increases and decreases in general market interest rates.

The following table provides selected market interest rates as of the dates shown.

Market Instrument	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
Federal Reserve target rate for overnight Federal Funds	3.75%	2.25%	1.75%	1.00%
3-month Treasury Bill	3.55	2.22	1.71	0.90
3-month LIBOR	4.07	2.56	2.02	1.15
2-year Treasury Note	4.17	3.07	2.61	1.83
5-year Treasury Note	4.19	3.61	3.38	3.25

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first nine months of 2005 were higher than the costs of comparable bonds and discount notes issued in the first nine months of 2004, consistent with the general rise in short-term and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR rates and LIBOR-indexed interest rate swap rates) improved modestly in the first nine months of 2005 from 2004 levels because of several factors. These factors included a slowdown in the growth in the supply of agency debt as a result of the slower growth of two other major GSE debt issuers (Fannie Mae and Freddie Mac), continued strong investor demand for intermediate-term GSE debt, and modest increases in short- and intermediate-term market interest rates, all of which tend to increase the differences between agency debt costs and other market rates.

All sectors of FHLBank System consolidated obligation debt experienced improvement in their relative cost in the first nine months of 2005 compared to the first nine months of 2004. The average cost of discount notes relative to comparable term LIBOR rates improved between 0.04% and 0.05%. The average cost of intermediate-term non-callable bonds and callable bonds relative to rates of LIBOR-indexed interest rate swaps improved between 0.02% and 0.03%.

At September 30, 2005, the Bank had $94.8 billion of swapped intermediate-term non-callable bonds and $48.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 82% of the

Bank’s total consolidated obligation bonds outstanding. The Bank increased its swapped non-callable bonds outstanding by $44.5 billion in the first nine months of 2005, as strong investor demand continued for the FHLBank System’s non-callable fixed rate and adjustable rate bonds. The improvement in the relative cost of these swapped consolidated obligation bonds allowed the Bank to maintain competitive rates for intermediate-term advances offered to members.

At December 31, 2004, the Bank had $50.3 billion of swapped intermediate-term non-callable bonds and $53.1 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding.

These swapped callable and non-callable bonds are used in part to fund the Bank’s advances portfolio. In general, the Bank does not match-fund advances with consolidated obligations. Instead, the Bank uses interest rate exchange agreements to swap most advances to floating rate LIBOR-indexed assets (except overnight advances and adjustable rate advances that are already indexed to LIBOR) and to swap most consolidated obligation bonds to floating rate LIBOR-indexed liabilities.

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, and the consolidated obligations specifically identified as funding those assets and related hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

At September 30, 2005, assets associated with this segment were $31.8 billion (15% of total assets), an increase of $3.7 billion, or 13%, from $28.1 billion at December 31, 2004. The increase was primarily due to increased investments in MBS. In contrast, mortgage loan purchase activity was subdued during the first nine months of 2005 because (i) the originations of conforming fixed rate mortgage loans were lower in 2005, (ii) member business strategies resulted in sales of these mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgages because the profit spreads available were below the Bank’s targets.

Average mortgage loans decreased $0.7 billion and average MBS investments increased $4.8 billion in the third quarter of 2005 compared to the third quarter of 2004. Average mortgage loans decreased $0.6 billion and average MBS investments increased $5.7 billion in the first nine months of 2005 compared to the first nine months of 2004. The increases in average MBS investments reflect the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly on a year-over-year basis in 2005 because of growth in advances.

Adjusted net interest income for this segment was $41 million in the third quarter of 2005, an increase of $14 million, or 52%, from $27 million in the third quarter of 2004. The increase was primarily the result of the impact of retrospective adjustments for amortization for purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased adjusted net interest income by $6,000 in the third quarter of 2005 but decreased adjusted net interest income by $7 million in the third quarter of 2004. In addition, earnings on MBS increased as a result of higher average MBS outstanding.

In the first nine months of 2005, adjusted net interest income for this segment was $122 million, an increase of $6 million, or 5%, from $116 million in the first nine months of 2004. The increase primarily reflects increased earnings on MBS as a result of higher average MBS outstanding, partially offset by narrower profit spreads on the combined mortgage loan and MBS portfolios. The increase was net of the impact of retrospective adjustments for amortization for purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased adjusted net interest income by $6 million in the first nine months of 2005 but increased adjusted net interest income by $2 million in the first nine months of 2004.

Adjusted net interest income for this segment represented 24% and 25% of total adjusted net interest income for the third quarter of 2005 and 2004, respectively, and 26% and 34% of total adjusted net interest income for the first nine months of 2005 and 2004, respectively.

MPF Program—Under the MPF Program, the Bank may purchase FHA-insured and VA-guaranteed and conventional conforming fixed rate residential mortgage loans directly from eligible members. Under the program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and retain the servicing of the loans. The Bank manages the interest rate and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see the MPF discussion in the Bank’s Registration Statement in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk – MPF Program.”

At September 30, 2005, and December 31, 2004, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in the Bank’s Registration Statement in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk – MPF Program.” Mortgage loan balances at September 30, 2005, and December 31, 2004, were as follows:

(In millions)	September 30, 2005	December 31, 2004
MPF Plus	$ 4,937	$ 5,548
Original MPF	490	509
Subtotal	5,427	6,057
Unamortized premiums	21	31
Unamortized discounts	(40)	(53)
Total	$ 5,408	$ 6,035

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of September 30, 2005, and December 31, 2004, only the Federal Home Loan Bank (FHLBank) of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents purchases of MPF loans during the third quarter of 2005 and 2004 and during the first nine months of 2005 and 2004. The table shows MPF loans purchased and wholly owned by the Bank and MPF loans purchased with participation interests shared by the Bank and the FHLBank of Chicago:

Purchases of Mortgage Loans

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Amount purchased and wholly owned by the Bank	$14	$18	$53	$143
Participation amount purchased by FHLBank:
San Francisco	—	43	3	257
Chicago	—	15	1	86
Total amount purchased	$14	$76	$57	$486
Number of loans purchased:
Number of loans purchased and wholly owned by the Bank	70	108	268	795
Number of loans participated	—	327	15	2,018
Total number of loans purchased	70	435	283	2,813

The following table presents the balances of loans wholly owned by the Bank and loans with shared participation interests that were outstanding as of September 30, 2005, and December 31, 2004.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	September 30, 2005	December 31, 2004
Amount outstanding on loans wholly owned by the Bank	$3,220	$3,518
Amount outstanding on loans participated by FHLBank:
San Francisco	2,207	2,539
Chicago	1,239	1,416
Total amount outstanding	$6,666	$7,473
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	17,396	18,569
Number of outstanding loans participated	20,812	23,135
Total number of loans outstanding	38,208	41,704

The FHLBank of Chicago’s loan participation interest included a total of $2.0 billion of loan purchase transactions since inception in which the Bank allowed the FHLBank of Chicago to participate in lieu of receiving a program contribution fee from the Bank at the time the Bank joined the program. Under this arrangement, the Bank allowed the FHLBank of Chicago a 50% participation interest in the first $600 million of the loans purchased by the Bank from its eligible members. When the cumulative amount of the FHLBank of Chicago’s participation share reached approximately $300 million, the amount of participation interest allocated to the FHLBank of Chicago was reduced to allow for only a 25% participation interest.

Beginning in March 2004, for loans purchased after December 31, 2003, the Bank began paying monthly transaction services fees of 5 basis points (annualized) to the FHLBank of Chicago. The transaction services fees are calculated each month on the aggregate outstanding balance of the Bank’s retained interest in loans at the end of the previous month. These transaction services fees totaled $52,000 and $46,000 in the third quarter of 2005 and 2004, respectively, and totaled $157,000 and $91,000 in the first nine months of 2005 and 2004, respectively.

Under the participation agreement with the FHLBank of Chicago, the credit risk is shared pro-rata between the two FHLBanks according to their respective ownership of the loans. Credit oversight of the member resides with the Bank and consists of monitoring the financial condition of the member on a quarterly basis and holding collateral to secure the member’s outstanding credit enhancement obligations. Oversight of the member’s financial condition includes an evaluation of its capital, assets, management, earnings, and liquidity. Any material adverse change in a member’s financial condition that affects the member’s continuing eligibility could result in suspension of the member from further participation in the MPF Program.

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage portfolio.

The Bank evaluates the provision for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as “impaired.” A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of its first and second layer of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision on Original MPF loans for potential credit losses.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses in the portfolio as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from the mortgage insurer, and prevailing economic conditions, taking into account the credit enhancement provided by the member. The Bank had established an allowance for credit losses for the Original MPF loan portfolio of $0.5 million as of September 30, 2005, and $0.3 million as of December 31, 2004.

The Bank evaluates the provision for credit losses on MPF Plus mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for potential credit losses on MPF Plus loans. As of September 30, 2005, and December 31, 2004, the Bank determined that a provision for credit losses was not required for these loans. The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses in the portfolio as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from the mortgage insurer, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of September 30, 2005, and December 31, 2004, the Bank determined that a provision for credit losses was not required for these loans.

At September 30, 2005, the Bank had 19 loans totaling $2 million classified as nonaccrual or impaired. Thirteen of these loans totaling $1 million were in foreclosure or bankruptcy. At December 31, 2004, the Bank had 21 loans totaling $2 million classified as nonaccrual or impaired. Nine of these loans totaling $1 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio. Currently, the size of the portfolio is limited to a level of two times Bank capital.

MBS Investments—The Bank’s MBS portfolio increased 19% to $26.2 billion, or 285% of Bank capital (as defined by the Finance Board), at September 30, 2005, from $22.0 billion, or 276% of Bank capital, at December 31, 2004. During the first nine months of 2005, the Bank purchased $10.6 billion in MBS. However, as a result of relatively low interest rates, MBS principal payments during the same period totaled $6.3 billion. MBS portfolio balances continued to be slightly below the regulatory maximum authorized level of 300% of Bank capital. The Bank expects to continue to invest in MBS near the maximum authorized level in the future, subject to the availability of MBS that meet the Bank’s credit risk, interest rate risk, and expected profitability parameters.

MBS purchases must meet the following credit risk and interest rate risk parameters:

•	MBS Credit Risk Parameters: The Bank purchases MBS securities issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and non-agency MBS securities rated AAA by Moody’s Investors Service or Standard & Poor’s. Exposure to any one issuer of MBS securities is limited to 20% of the Bank’s total MBS portfolio. All of the MBS are backed by pools of residential mortgage loans. The Bank prohibits the purchase of MBS backed by pools of commercial mortgage loans and MBS backed by pools of residential mortgage loans labeled as subprime or meeting certain Bank-defined subprime characteristics.
•	MBS Interest Rate Risk Parameters: The Bank is prohibited from purchasing both adjustable rate MBS with rates at their contractual cap on the trade date and fixed rate MBS that have average lives that vary more than 6 years under an assumed instantaneous interest rate change of 300 basis points. In addition, the Bank is prohibited from purchasing MBS that represent residual interests or interest only securities in a real estate mortgage investment conduit (REMIC) structure.

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks primarily by predominantly purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and by using interest rate exchange agreements that have the economic effect of callable debt.

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge qualifying. The transition provisions of SFAS 133 allowed the Bank to transfer any securities classified as held-to-maturity to trading. The Bank transferred its portfolio of economically hedged MBS to the trading securities category on January 1, 2001; as a result, the unrealized fair value gains or losses on these MBS partially offset the unrealized losses or gains on the associated interest rate exchange agreements. This designation required the Bank to mark certain MBS to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized losses of $476,000 and net unrealized gains of $1 million during the third quarter of 2005 and 2004, respectively, and for net unrealized losses of $202,000 and net unrealized gains of $532,000 during the first nine months of 2005 and 2004, respectively.

Borrowings—Total consolidated obligations funding the mortgage-related business increased $3.7 billion, or 13%, from $28.1 billion at December 31, 2004, to $31.8 billion at September 30, 2005, paralleling the growth in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At September 30, 2005, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $13.6 billion, of which $0.1 billion were associated with specific MBS classified as trading securities and $13.5 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At September 30, 2005, $8.3 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

At December 31, 2004, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $10.8 billion, of which $0.3 billion were associated with specific MBS classified as trading securities and $10.5 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At December 31, 2004, $7.8 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Business–Funding Sources” in the Bank’s Registration Statement. The Bank’s equity capital resources are governed by the capital plan, which is described in the following “Capital” section.

Liquidity. The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

During the last three years, the Bank has experienced an expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $153.0 billion at September 30, 2005. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $9.0 billion at September 30, 2005, as the balances for both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $90.4 billion from December 31, 2002, to September 30, 2005.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its outstanding advances and mortgage loans increase. The capital stock requirement for advances is currently 4.7% and for mortgage loans is 5%, while the Bank’s minimum capital to assets leverage limit is currently 4.0% based on Finance Board policy. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage loan balances, members will have capital stock in excess of the amount required by the capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s surplus capital stock if the member reduces its advance balances or mortgage loan balances decrease. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances as compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Such disruptions could include being required to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations–Off-Balance Sheet Arrangements, Guarantees, and Other Commitments,” and for further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Condition.”

Capital. Total capital as of September 30, 2005, was $9.1 billion, a 16% increase from $7.9 billion as of December 31, 2004. This increase was consistent with the rise in advances during the first nine months of 2005, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy. The Bank’s surplus capital stock repurchase policy provides for the reduction of a member’s capital stock outstanding if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year. In accordance with this policy, the Bank repurchased $421 million in surplus capital stock in the first nine months of 2005. As of September 30, 2005, Bank members held $378 million in surplus capital stock. On the repurchase date, approximately one month after the end of the quarter, the Bank recalculates the amount of stock to be repurchased to ensure that each member continues to meet its minimum stock requirement after the stock is repurchased on the repurchase date. For this reason, the Bank repurchased only $308 million of surplus capital stock on October 31, 2005.

In addition to the Bank’s repurchase of surplus capital stock, the Bank may repurchase some or all of a member’s excess stock at the Bank’s discretion by giving the member 15 days’ written notice. The member may waive the notice period. If the Bank is repurchasing excess stock from a member, the Bank will first repurchase any excess stock subject to a redemption notice submitted by that member, followed by the most recently purchased shares of excess stock not subject to a redemption notice, and then by shares of excess stock most recently acquired other than by purchase and not subject to a redemption notice. In accordance with the Bank’s current surplus capital stock repurchase policy, at the Bank’s discretion, the Bank may repurchase excess stock that constitutes surplus capital stock on a quarterly basis.

Capital stock in excess of the minimum amount required to be held in accordance with the Bank’s capital plan totaled $936 million as of September 30, 2005. In addition to the repurchase of surplus capital stock noted above, the Bank repurchased excess capital stock totaling $2 million on October 31, 2005. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired by providing a member with written notice. On a quarterly basis, the Bank evaluates and determines whether it will repurchase excess stock. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year notice period.

Provisions of the Bank’s capital plan are more fully discussed in Note 7 to the Financial Statements.

Capital Requirements. The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At September 30, 2005, the Bank had a total capital to assets ratio of 4.34%, a leverage capital to assets ratio of 6.52%, and a risk-based capital requirement of $790 million, which was more than satisfied by the Bank’s permanent capital of $9.2 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2004, the Bank had a total capital to assets ratio of 4.30%, a leverage capital to assets ratio of 6.45%, and a risk-based capital requirement of $689 million, which was more than satisfied by the Bank’s permanent capital of $8.0 billion.

The Bank’s capital requirements are more fully discussed in Note 7 to the Financial Statements.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted under the FHLB Act to make advances), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s Registration Statement.

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from business factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation, a declining membership base, concentration among members, the introduction of new competing products and services, increased inter-FHLBank and non-FHLBank competition, initiatives to weaken the FHLBank System’s status, changes in regulatory authorities to make advances to members or to invest in mortgage assets, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives.

The identification of these business risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and supporting operating plans to address these risks.

For more information on business risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Business Risk” in the Bank’s Registration Statement.

Operations Risk

Operations risk is defined as the risk of an unexpected loss to the Bank resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. The Bank’s operations risk is controlled through a system of internal controls designed to minimize the risk of operational losses. Also, the Bank has established and annually tests its business resumption plan under various disaster scenarios involving offsite recovery and the testing of the Bank’s operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank’s internal controls.

Concentration Risk

Advances. The following tables present the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of September 30, 2005, and December 31, 2004. They also present the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2005 and 2004.

Concentration of Advances

(Dollars in millions)	September 30, 2005		December 31, 2004
Name of Borrower	Advances Outstanding [1]	Percentage of Total Advances Outstanding	Advances Outstanding [1]	Percentage of Total Advances Outstanding
Washington Mutual Bank	$59,254	39%	$60,251	43%
World Savings Bank, FSB	26,848	17	22,282	16
Citibank (West), FSB	24,627	16	18,294	13
Subtotal	110,729	72	100,827	72
Others	42,506	28	39,424	28
Total par	$153,235	100%	$140,251	100%

Concentration of Interest Income from Advances

(Dollars in millions)	Three Months Ended September 30,
	2005		2004
Name of Borrower	Interest Income from Advances [2]	Percentage of Total Interest Income from Advances	Interest Income from Advances [2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank	$514	38%	$183	32%
World Savings Bank, FSB	225	17	86	15
Citibank (West), FSB	219	16	89	15
Subtotal	958	71	358	62
Others	392	29	221	38
Total	$1,350	100%	$579	100%

	Nine Months Ended September 30,
(Dollars in millions)	2005		2004
Name of Borrower	Interest Income from Advances [2]	Percentage of Total Interest Income from Advances	Interest Income from Advances [2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank	$1,305	38%	$450	31%
World Savings Bank, FSB	566	16	186	12
Citibank (West), FSB	534	16	230	16
Subtotal	2,405	70	866	59
Others	1,038	30	605	41
Total	$3,443	100%	$1,471	100%

[1]	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to amounts shown in the Statements of Condition. The difference between the par and book value amounts primarily relates to fair value adjustments for hedged advances arising from SFAS 133.
[2]	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Because of this concentration in advances, the Bank has implemented enhanced credit and collateral review procedures for these members. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these members.

If these members were to prepay the advances (subject to the Bank’s limitations on the amount of advance prepayments from a single member in a day or a month) or repay the advances as they came due, and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s dividend rate until appropriate adjustments were made to the Bank’s capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Business – Our Business Model” in the Bank’s Registration Statement, the Bank’s financial strategies are designed to enable it to shrink and grow its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank’s capital plan, Class B stock is redeemable upon five years’ notice. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2005, and December 31, 2004.

Of the nine members participating in the MPF Program at September 30, 2005:

•	$4.1 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 27,167, or 71%, of the total number of loans outstanding at September 30, 2005.
•	$0.9 billion, or 16%, were purchased from IndyMac Bank, FSB (IndyMac). This amount represented 7,717, or 20%, of the total number of loans outstanding at September 30, 2005.

Of the eight members participating in the MPF Program at December 31, 2004:

•	$4.5 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 29,696, or 71%, of the total number of loans outstanding at December 31, 2004.
•	$1.0 billion, or 17%, were purchased from IndyMac. This amount represented 8,588, or 21%, of the total number of loans outstanding at December 31, 2004.

Members participating in the MPF Program, including Washington Mutual Bank and IndyMac, have made representations and warranties that the mortgage loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the agreement with the member provides that the member is required to repurchase the loan as a result of a breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During the three months ended September 30, 2005, there were no loans repurchased by members because of noncompliance with the MPF underwriting guidelines. During the nine months ended September 30, 2005, members repurchased 6 loans totaling $1 million that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased by the Bank. The FHLBank of Chicago (the MPF Provider) has contracted with a master servicer, Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating members, including Washington Mutual Bank and IndyMac. The Bank has the right to transfer the servicing at any time, including in the event a participating member does not meet the MPF servicing requirements.

Capital Stock. The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s total capital stock outstanding as of September 30, 2005, and December 31, 2004.

Concentration of Capital Stock

(Dollars in millions)	September 30, 2005		December 31, 2004
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Washington Mutual Bank	$3,312	37%	$3,058	39%
World Savings Bank, FSB	1,262	14	1,057	14
Citibank (West), FSB	1,168	13	913	12
Total	$5,742	64%	$5,028	65%

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of the dates indicated:

		September 30, 2005		December 31, 2004
Derivatives Counterparty	Credit Rating	Notional (in millions)	Percentage of Total Notional	Notional (in millions)	Percentage of Total Notional
Deutsche Bank AG	AA	$46,321	20%	$33,328	16%
JP Morgan Chase Bank	AA	32,244	14	26,067	13
Subtotal		78,565	34	59,395	29
Others		157,106	66	143,089	71
Total		$235,671	100%	$202,484	100%

For more information regarding credit risk on derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with certain Finance Board regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by on-balance sheet liquidity, but within a short time it will be funded by increased issuance of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At September 30, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement. At December 31, 2004, the Bank’s total capital to assets ratio was 4.30%, 0.30% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s Asset-Liability Committee adopted a formal guideline in 2004 to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term capital markets disruption. The Bank maintained at least three months of liquidity for such circumstances during the first nine months of 2005. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following tables show the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following September 30, 2005, and December 31, 2004. Also shown are additional contingent sources of funds from on-balance sheet collateral that can be used in repurchase agreement borrowings.

	Principal Financial Obligations Due And Funds Available for Selected Periods
	As of September 30, 2005		As of December 31, 2004
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$1,030	$1,590	$750	$1,150
Commitments to purchase investments	—	307	—	276
Maturing member term deposits	7	24	18	49
Discount note and bond maturities and expected exercises of bond call options	9,285	32,751	7,359	39,156
Subtotal obligations	10,322	34,672	8,127	40,631

Sources of available funds:
Maturing investments	7,085	25,158	6,887	14,462
Proceeds from scheduled settlements of discount notes and bonds	4,785	6,235	410	1,060
Maturing advances and scheduled prepayments	4,900	23,177	8,882	37,103
Subtotal sources	16,770	54,570	16,179	52,625

Net funds available	$6,448	$19,898	$8,052	$11,994

Additional contingent sources of funds:[1]
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$21,206	$21,206	$18,135	$18,135
Housing finance agency bonds	1,030	1,030	1,476	1,476
Marketable money market investments	5,916	—	5,055	—

[1]	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by a securities dealer.

In addition, the U.S. Secretary of the Treasury is authorized, at his/her discretion, to purchase up to $4.0 billion of consolidated obligations.

The Bank projects the amount and timing of expected exercises of the call options of callable bonds in its liquidity and debt issuance planning. The projections of expected exercises of bond calls are performed at then-current interest rates and at both higher and lower levels of interest rates.

The Bank is not aware of any significant capital market trends that may adversely affect the availability of funds or the liquidity and collectibility of short-term assets. The Bank has no current plans to alter its liquidity management strategies or target amounts of on-balance-sheet liquid assets.

Credit Risk

Credit risk is defined as the risk that the market value, or estimated fair value if market value is not available, of an obligation will decline as a result of deterioration in the creditworthiness of the obligor. The Bank further refines the definition of credit risk as the risk that a secured or unsecured borrower will default and the Bank will suffer a loss because of the inability to fully recover, on a timely basis, amounts owed to the Bank.

Advances. The Bank manages the credit risk associated with lending to members by closely monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. The Bank also has procedures to assess the mortgage underwriting and documentation standards of the members that pledge mortgage collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms. The Bank has never experienced a credit loss on an advance.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. Community financial institutions are defined for 2005 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $567 million or less.

In accordance with the FHLB Act, any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member. The Bank requires delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates).

Management determines the borrowing capacity of a member based on the member’s credit quality and eligible collateral pledged in accordance with the Bank’s Member Products Policy and regulatory requirements. Credit quality is determined and periodically assessed using the member’s financial information, regulatory examination and enforcement actions, and other public information. The Bank values the pledged collateral and conducts periodic collateral field reviews to establish the amount it will lend against each collateral type for each member.

The Bank evaluates the type of collateral pledged by members and assigns a borrowing capacity to the collateral, generally based on a percentage of its fair value. The borrowing capacities include a margin for potential future credit exposure, estimated costs to liquidate, and the risk of a decline in the fair value of the collateral.

In general, the Bank’s maximum borrowing capacities range from 50% to 100% of the fair value of the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while small business loans have a maximum borrowing capacity of 50%. Securities pledged as collateral typically have higher borrowing capacities (80% to 99.5%) compared to first lien residential mortgage loans (75% to 90%) and other loans (50% to 80%) because they tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged.

Other factors that the Bank considers in assigning borrowing capacity to a member’s collateral include the pledging method for loans (for example, specific identification, blanket lien, or required delivery), collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member. The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis and adheres to the Bank’s Collateral Guide when assigning borrowing capacity.

The Bank examines a statistical sample of each member’s pledged loans during the collateral field review, which is conducted once every six months to three years, depending on the risk profile of the member and the pledged collateral. The loan examination validates the loan ownership and existence of the loan note, determines whether the Bank has a perfected interest in the loan, and validates that the critical legal documents exist and are accessible to the Bank. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

The following tables present a summary of the status of members’ credit outstanding and collateral borrowing capacity as of September 30, 2005, and December 31, 2004. Almost all credit outstanding and collateral borrowing capacity are with members that have the top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information. The Bank assigns a rating from one to ten, with one being the highest credit quality rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Charter Type

September 30, 2005

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Charter	Number	Number	Credit Outstanding[1]	Total	Used
Savings institutions	32	30	$131,468	$194,145	68%
Commercial banks	236	163	19,506	38,721	50
Thrift and loan companies	12	12	1,165	3,368	35
Credit unions	80	41	2,265	5,638	40
Insurance companies	4	—	—	—	—
Total	364	246	$154,404	$241,872	64%

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

September 30, 2005

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1	118	95	$76,244	$122,196	62%
2	116	81	75,380	113,052	67
3	64	45	2,144	5,265	41
4	48	15	542	999	54
5	13	8	87	191	46
6	4	1	1	163	—
7-10	1	1	6	6	100
Total	364	246	$154,404	$241,872	64%

[1]	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
[2]	Collateral borrowing capacity does not represent commitments to lend on the part of the Bank.

Member Credit Outstanding and Collateral Borrowing Capacity

By Charter Type

December 31, 2004

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Charter	Number	Number	Credit Outstanding[1]	Total	Used
Savings institutions	35	30	$122,478	$184,952	66%
Commercial banks	235	160	15,519	30,826	50
Thrift and loan companies	9	9	2,071	3,785	55
Credit unions	73	34	1,414	4,423	32
Insurance companies	4	—	—	—	—
Total	356	233	$141,482	$223,986	63%

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

December 31, 2004

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1	91	78	$62,742	$105,542	60%
2	106	69	5,555	11,994	46
3	78	44	72,070	104,578	69
4	62	35	1,072	1,759	61
5	13	3	34	88	39
6	5	3	7	20	35
7-10	1	1	2	5	40
Total	356	233	$141,482	$223,986	63%

[1]	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
[2]	Collateral borrowing capacity does not represent commitments to lend on the part of the Bank.

Based on the borrowing capacity of collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management.

MPF Program. Both the Bank and the FHLBank of Chicago must approve a member to become a participant in the MPF Program. To be eligible for approval, a member must meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program.

The Bank and any member selling loans to the Bank through the MPF Program share in the credit risk of the loans sold by that member as specified in a master agreement. These assets have more credit risk than advances. MPF loans generally have a credit risk exposure equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Board’s Acquired Member Asset (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

1.	The first layer of protection against loss is the liquidation value of the real property securing the loan.
2.	The next layer of protection comes from the primary mortgage insurance that is required for loans with a loan-to-value ratio greater than 80%.
3.	Losses that exceed the liquidation value of the real property and any primary mortgage insurance, up to an agreed-upon amount called the “First Loss Account” for each Master Commitment, are incurred by the Bank.
4.	Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the member’s credit enhancement obligation.
5.	Losses in excess of the First Loss Account and the member’s remaining credit enhancement for the Master Commitment, if any, are incurred by the Bank.

The First Loss Account provided by the Bank is a memorandum account, a record-keeping mechanism the Bank uses to track the amount of potential expected losses for which it is liable on each Master Commitment before the member’s credit enhancement is used to cover losses.

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, is sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology has been confirmed by a nationally recognized statistical rating organization (NRSRO) as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the First Loss Account and the member’s credit enhancement obligation on any Master Commitment as an investor has of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

Before delivering loans for purchase under the MPF Program, the member submits data on the individual loans to the FHLBank of Chicago, which calculates the loan level credit enhancement needed. The rating agency model used considers many characteristics, such as loan-to-value ratio, property type, loan purpose, borrower credit scores, and loan term, to determine the loan level credit enhancement. The resulting credit enhancement amount for each loan purchased is accumulated under a Master Commitment to establish a pool level credit enhancement amount for the Master Commitment. A member may have multiple Master Commitments, each of which is unique based on the actual loans delivered under the Master Commitment.

The Bank’s mortgage loan portfolio currently consists of two MPF products: Original MPF and MPF Plus, which differ from each other in the way the amount of the First Loss Account is determined,

the options available for covering the member’s credit enhancement obligation, and the fee structure for the credit enhancement fees. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s Registration Statement.

As of September 30, 2005, the Bank held $0.5 billion in mortgage loans purchased under Original MPF and $4.9 billion in mortgage loans purchased under MPF Plus. As of December 31, 2004, the Bank held $0.5 billion in mortgage loans purchased under Original MPF and $5.5 billion in mortgage loans purchased under MPF Plus.

The First Loss Account for Original MPF for the three and nine months ended September 30, 2005 and 2004, was as follows:

First Loss Account for Original MPF

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2005	2004	2005	2004
Balance at beginning of period	$0.4	$0.2	$0.3	$0.1
Amount accumulated during period	0.1	0.1	0.2	0.2
Balance at end of period	$0.5	$0.3	$0.5	$0.3

The First Loss Account for MPF Plus for the three and nine months ended September 30, 2005 and 2004, was as follows:

First Loss Account for MPF Plus

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2005	2004	2005	2004
Balance at beginning of period	$13	$13	$13	$12
Amount accumulated during period	—	—	—	1
Balance at end of period	$13	$13	$13	$13

In the third quarter of 2005 and 2004, the Bank reduced net interest income for credit enhancement fees totaling $0.1 million and $0.2 million, respectively, for Original MPF loans. In the first nine months of 2005 and 2004, the Bank reduced net interest income for credit enhancement fees totaling $0.4 million and $0.4 million, respectively, for Original MPF loans.

In the third quarter of 2005 and 2004, the Bank reduced net interest income for credit enhancement fees totaling $1 million and $1 million, respectively, for MPF Plus loans. In the first nine months of 2005 and 2004, the Bank reduced net interest income for credit enhancement fees totaling $4 million and $4 million, respectively, for MPF Plus loans.

The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $2 million at September 30, 2005, and $2 million at December 31, 2004.

The Bank had not experienced any realized losses, and no performance credit enhancement fees had been forgone, as of September 30, 2005.

At September 30, 2005, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. At December 31, 2004, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. None of the supplemental mortgage insurance at September 30, 2005, and December 31, 2004, was provided by member institutions or their affiliates.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk appropriately. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the balance sheet date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from the mortgage insurer, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies as of September 30, 2005, and December 31, 2004, were as follows:

(Dollars in millions)	September 30, 2005	December 31, 2004
30 – 59 days delinquent	$17	$24
60 – 89 days delinquent	2	2
90 days or more delinquent	2	2
Total delinquencies	$21	$28
Nonaccrual loans[1]	$2	$2
Loans past due 90 days or more and still accruing interest	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.39%	0.47%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.03%	0.04%

[1]	The nonaccrual loans included 13 loans totaling $1 million that were in foreclosure or bankruptcy as of September 30, 2005, and 9 loans totaling $1 million that were in foreclosure or bankruptcy as of December 31, 2004.

For the nine months ended September 30, 2005, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans totaled $58,000.

The weighted average age of the Bank’s MPF mortgage loan portfolio was 26 months as of September 30, 2005, and 18 months as of December 31, 2004. Delinquencies amounted to 0.39% of the total loans in the Bank’s portfolio as of September 30, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 1.96% in the second quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.47% of the total loans in the Bank’s portfolio as of December 31, 2004, which was below the national delinquency rate for prime fixed rate mortgages of 2.23% in the fourth quarter of 2004 published in the Mortgage Bankers Association’s National Delinquency Survey.

There were no estimated losses on MPF loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance in the third quarter of 2005. Estimated losses on MPF loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance were $52,000 in the first nine months of 2005. These estimated losses were recorded as reductions to the credit enhancement fee liability. There were no estimated losses on MPF loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance in the third quarter of 2004 or the first nine months of 2004.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposits (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties.

The Bank’s policy sets forth the capital and creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be FDIC-insured financial institutions or domestic branches of foreign commercial banks. In addition, for all unsecured credit lines, member counterparties must have at least $100 million in Tier 1 capital (as defined by the applicable regulatory agencies) or tangible capital and nonmembers must have at least $250 million in Tier 1 capital (as defined by the applicable regulatory agencies) or tangible capital. Additional guidelines are as follows:

		Unsecured Credit Limit Amount is the Lower of Percentage of Bank Capital or Percentage of Counterparty Capital
	Long Term Credit Rating[1]	Maximum Percentage Limit for Outstanding Term[2]	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term
Member counterparty	AAA	15%	30%	9 months
	AA	14%	28%	9 months
	A	9%	18%	9 months
	BBB	3%	6%	9 months
Nonmember counterparty	AAA	15%	20%	9 months
	AA	14%	18%	6 months
	A	9%	12%	3 months

[1]	Long term credit rating scores shown in the table are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.
[2]	Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank’s unsecured investment credit limits and terms for member counterparties are less stringent than for nonmember counterparties because the Bank has access to more information from members to assist in evaluating the member counterparty credit risk.

The Bank’s investments also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds currently are all AAA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgages and credit enhanced by bond insurance. The Bank’s policy limits these investments to $3 billion of AAA-rated bonds and $250 million of AA-rated bonds.

In addition, the Bank’s investments include AAA-rated non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The MBS guaranteed by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. The Bank’s policy limits these MBS investments in total to three times the Bank’s capital. The Bank does not have investment credit limits and terms that differ for members and nonmembers for these investments.

Consistent with the Bank’s investment objectives, and subject to the established credit limits described above, the Bank executes all investments, non-MBS and MBS, without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

The following table presents the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings provided by Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)
	September 30, 2005
	Credit Rating[1]
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$4,144	$802	$—	$4,946
Securities purchased under agreements to resell[2]	1,500	—	—	—	1,500
Federal funds sold	—	10,675	6,511	2	17,188
Trading securities:
MBS:
GNMA	53	—	—	—	53
FNMA	89	—	—	—	89
Total trading securities	142	—	—	—	142
Held-to-maturity securities:
Commercial paper	745	319	460	—	1,524
Housing finance agency bonds MBS:	1,211	—	—	—	1,211
GNMA	38	—	—	—	38
FHLMC	227	—	—	—	227
FNMA	562	—	—	—	562
Non-agency	25,261	—	—	—	25,261
Total held-to-maturity securities	28,044	319	460	—	28,823
Total investments	$29,686	$15,138	$7,773	$2	$52,599

	December 31, 2004
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$4,916	$335	$5,251
Federal funds sold	—	5,394	3,067	8,461
Trading securities:
Housing finance agency bonds	266	—	—	266
MBS:
GNMA	67			67
FNMA	269	—	—	269
Total trading securities	602	—	—	602
Held-to-maturity securities:
Commercial paper	748	—	—	748
Housing finance agency bonds MBS:	1,470	—	—	1,470
GNMA	48	—	—	48
FHLMC	297	—	—	297
FNMA	693	—	—	693
Non-agency	20,583	—	—	20,583
Total held-to-maturity securities	23,839	—	—	23,839
Total investments	$24,441	$10,310	$3,402	$38,153

[1]	At September 30, 2005, $0.9 billion of the A-rated investments and the $2 million of BBB-rated investments were with members. At December 31, 2004, $1.1 billion of the A-rated investments were with members. The A- and BBB-rated investments all had maturities of 3 months or less as of September 30, 2005, and December 31, 2004.
[2]	Classified based on the credit rating of securities held as collateral.

The following tables present the portfolio concentration in the Bank’s trading and held-to-maturity securities portfolios at September 30, 2005, and December 31, 2004, with U.S. government agency and GSE issuers and other issuers whose aggregate carrying values represented 10% or more of the Bank’s capital separately identified.

Trading Securities: Portfolio Concentration

(In millions)
September 30, 2005	Carrying Value
MBS:
GNMA	$53
FNMA	89
Total trading securities	$142

December 31, 2004	Carrying Value
Housing finance agency bonds:
California Housing Finance Agency	$266
MBS:
GNMA	67
FNMA	269
Total trading securities	$602

Held-to-Maturity: Securities Portfolio Concentration

(In millions)
	September 30, 2005
	Carrying Value	Estimated Fair Value
Commercial paper[1]	$1,524	$1,524
Housing finance agency bonds:
California Housing Finance Agency	1,211	1,221
MBS:
GNMA	38	38
FHLMC and FNMA	789	784
Banc of America Mortgage Securities	1,286	1,261
Countrywide Alternative Loan Trust	3,015	2,998
Countrywide Home Loans	949	935
Indymac Index Mortgage Loan Trust	1,340	1,329
Master Adjustable Rate Mortgages Trust	1,166	1,145
MLCC Mortgage Investors Inc.	1,170	1,164
Sequoia Mortgage Trust	1,137	1,136
Structured Asset Securities Corp.	3,725	3,657
Washington Mutual	2,145	2,114
Wells Fargo Mortgage Backed Securities Trust	1,280	1,264
Other non-agency issuers [1]	8,048	7,972
Total MBS	26,088	25,797
Total held-to-maturity securities	$28,823	$28,542

	December 31, 2004
	Carrying Value	Estimated Fair Value
Commercial paper[1]	$748	$748
Housing finance agency bonds:
California Housing Finance Agency	1,470	1,479
MBS:
GNMA	48	48
FHLMC and FNMA	990	997
Banc of America Mortgage Securities	1,596	1,577
Countrywide Home Loans	1,181	1,178
CS First Boston Mortgage Securities Corp.	1,154	1,152
Master Adjustable Rate Mortgages Trust	989	981
MLCC Mortgage Investors Inc.	1,406	1,404
Sequoia Mortgage Trust	1,755	1,753
Structured Asset Securities Corp.	3,069	3,024
Washington Mutual	2,025	2,007
Wells Fargo Mortgage Backed Securities Trust	1,490	1,496
Other non-agency issuers [1]	5,918	5,913
Total MBS	21,621	21,530
Total held-to-maturity securities	$23,839	$23,757

[1]	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.6 billion book value of non-agency MBS at September 30, 2005, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.0 billion book value of MBS at September 30, 2005, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $4.7 billion book value of non-agency MBS at December 31, 2004, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $2.3 billion book value of MBS at December 31, 2004, that had been purchased from two registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties. The Bank has also adopted credit policies and exposure limits for derivatives and off-balance sheet credit exposure. All extensions of credit (including interest rate swaps, caps, and floors) to counterparties that are members of the Bank must be fully secured by eligible collateral. For nonmember counterparties, the Bank selects only highly rated derivatives dealers that meet the Bank’s eligibility criteria.

In addition, the Bank has entered into master netting arrangements and bilateral security agreements with all active nonmember derivatives counterparties that provide for delivery of collateral at specified levels to limit net unsecured credit exposure to these counterparties.

Under these policies and agreements, the amount of unsecured credit exposure to an individual counterparty is the lesser of (i) an amount commensurate with the counterparty’s capital and its credit quality, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits, or (ii) an absolute credit exposure limit. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

	September 30, 2005
Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$ 150,669	$ —	$ —	$ —
A	84,259	—	—	—
Subtotal	234,928	—	—	—
Member institutions[1]	743	22	22	—
Total derivatives	$ 235,671	$ 22	$ 22	$ —

	December 31, 2004
Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$ 134,221	$ 10	$ 10	$ —
A	67,474	18	15	3
Subtotal	201,695	28	25	3
Member institutions[1]	789	15	15	—
Total derivatives	$ 202,484	$ 43	$ 40	$ 3

[1]	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the members for the benefit of the Bank.

At September 30, 2005, the Bank had a total of $235.7 billion in notional amounts of derivative contracts outstanding. Of this total:

•	$234.9 billion represented notional amounts of derivative contracts outstanding with twenty nonmember derivatives counterparties. Ten of these counterparties made up 84% of the total nonmember notional amount outstanding and individually ranged from 5% to 20% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Three of the nonmember derivatives counterparties that had $23.2 billion of derivatives outstanding at September 30, 2005, were affiliates of members.
•	$743 million represented notional amounts with member counterparties, which included notional amounts of derivative contracts of $740 million with eight member counterparties and MPF purchase commitments of $3 million with two member counterparties. The $740 million notional amount consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at September 30, 2005, was $22 million, which consisted of:

•	$0.4 million of gross credit exposure and net unsecured credit exposure with one nonmember derivatives counterparty.
•	$21.7 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

At December 31, 2004, the Bank had a total of $202.5 billion in notional amounts of derivative contracts outstanding. Of this total:

•	$201.7 billion represented notional amounts of derivative contracts outstanding with 20 nonmember derivatives counterparties. Ten of these counterparties made up 82% of the total nonmember notional amount outstanding and individually ranged from 5% to 17% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Three of the nonmember derivatives counterparties that had $19.7 billion of derivatives outstanding at December 31, 2004, were affiliates of members.
•	$789 million represented notional amounts with member counterparties, which included notional amounts of derivative contracts of $785 million with six member counterparties and MPF purchase commitments of $4 million with three member counterparties. The $785 million notional amount consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at December 31, 2004, was $43 million, which consisted of:

•	$28 million of gross credit exposure with three nonmember derivatives counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $3 million. These three counterparties made up 100% of the total nonmember gross credit exposure amount outstanding and individually ranged from 5% to 60% of the gross credit exposure with nonmember counterparties.
•	$15 million of gross credit exposure on open derivative contracts with three member counterparties, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with nonmember counterparties, representing net gain amounts due to the Bank, was $0.4 million at September 30, 2005, and $28 million at December 31, 2004. The gross credit exposure reflects the fair value of derivative contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because such legal right exists with all Bank counterparties. The Bank’s gross credit exposure decreased from December 31, 2004, to September 30, 2005, primarily as a result of increases in both long-term and short-term U.S. dollar-denominated swap interest rates. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivative contracts with counterparties. Therefore, as interest rates rise, the net fair value of the interest rate exchange agreements with counterparties declines, which reduces the Bank’s gross credit exposure to these counterparties compared to fair values estimated under the prior period’s lower interest rate conditions. In addition, as interest rates rise, certain counterparties to interest rate swaps in which the Bank is a net receiver of fixed interest rates may have increased credit exposure to the Bank resulting in an increase in the collateral the Bank must deliver and pledge to the counterparties.

The notional amount of derivative contracts outstanding with nonmember derivatives counterparties grew $33.2 billion from December 31, 2004, to September 30, 2005. The increase primarily reflects the derivatives used to hedge the liabilities used to fund the increased volume of outstanding advances. An increase or decrease in the notional amounts of derivative contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Known Events. During the third quarter of 2005, two significant hurricanes, Hurricane Katrina and Hurricane Rita, struck the Gulf Coast region of the United States. The Bank has mortgage loan exposure in the areas impacted by the hurricanes. Based on the limited data available to the Bank for the quarter ended September 30, 2005, and preliminary analysis, it appears that the potential loss exposure is immaterial.

The Bank has evaluated the following assets for potential impairment or loss exposure associated with the hurricanes:

•	Mortgage loans – The Bank owns 101 mortgage loans, with an aggregate outstanding principal balance of $12 million, secured by properties located in areas affected by the hurricanes. The Bank is still in the process of assessing the damage to the properties and quantifying any loss exposure to the Bank in excess of any applicable special hazard insurance, flood insurance, and credit enhancement associated with these loans.
•	Non-agency MBS investments – The Bank owns MBS with mortgage loans collateralized by properties located in areas affected by the hurricanes. The Bank is still in the process of assessing the exposure to the affected areas, the applicable special hazard insurance, flood insurance, and the credit enhancement structure for MBS related to hazard losses. The Bank has not identified any rating agency actions or watchlist notifications with regard to any Bank-owned MBS investments as a result of the hurricanes.
•	Collateral – The Bank has evaluated its collateral pledged by members and determined that each affected member has sufficient collateral as of September 30, 2005, without the collateral secured by properties located in areas affected by the hurricanes.

The Bank is continuing to evaluate the impact of these hurricanes on its mortgage loan portfolio, non-agency MBS investments, and collateral pledged by members.

Market Risk

Market risk is defined as the risk to the Bank’s net equity value and net interest income (excluding the impact of SFAS 133) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

The Bank’s market risk management objective is to maintain a relatively low exposure of net equity value and future earnings (excluding the impact of SFAS 133) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and the dividend without subjecting their investments in Bank capital stock to significant interest rate risk.

Total Bank Market Risk.

Market Value of Equity Sensitivity—The Bank uses market value of equity sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) to measure the Bank’s exposure to changes in interest rates. The Bank maintains its estimated market value of equity sensitivity within the limits specified by the Board of Directors in the Risk Management Policy primarily by managing the term, size, timing, and interest rate attributes of assets, liabilities, and interest rate exchange agreements acquired, issued, or executed.

The following table presents the estimated percentage change in the Bank’s market value of equity that would result from changes in interest rates under different interest rate scenarios.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity for Various

Changes in Interest Rates

Interest Rate Scenario*	September 30, 2005	December 31, 2004
+200 basis point change	–3.6%	–5.0%
+100 basis point change	–1.6%	–2.3%
–100 basis point change	+1.1%	+1.2%
–200 basis point change	+1.1%	+1.5%

*	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a reduction in sensitivity as of September 30, 2005, compared to estimates as of December 31, 2004. This reduced sensitivity is primarily attributable to the impact of higher short- and intermediate-term interest rates and lower long-term interest rates, and a general flattening in the yield curve, at September 30, 2005, compared to December 31, 2004. Compared to interest rates as of December 31, 2004, interest rates as of September 30, 2005, were 134 basis points higher for terms of 1 year, 63 basis points higher for terms of 5 years, and 15 basis points lower for terms of 10 years. In general, lower long-term interest rates have reduced the duration or effective maturity of the Bank’s portfolio of mortgages and MBS, while higher short- and intermediate-term interest rates have generally increased the duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to reduce the duration gap between mortgage assets and mortgage liabilities, which has reduced net market value sensitivity or risk.

Potential Dividend Yield—The potential dividend yield is used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of fair value adjustments made in accordance with SFAS 133, which will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged assets, hedged liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of September 30, 2005, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –73 basis points, well within the policy limit of –175 basis points.

Repricing Gap Analysis—Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the positive periodic gap for the “6 months or less” time period indicates that as of September 30, 2005, there were $5.4 billion more assets than liabilities repricing or maturing during the 6-month period beginning on September 30, 2005. The large positive net periodic gap in the first 6-month period equals approximately 59% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of September 30, 2005

	Interest Rate Sensitivity Period
(In millions)	Less Than 6 Months	6 Months to 1 Year	1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$26,382	$—	$—	$—
Advances	130,695	5,832	14,465	1,964
Other assets	659	—	—	—
Total Assets	157,736	5,832	14,465	1,964
Liabilities
Consolidated obligations:
Bonds	37,765	28,471	78,845	4,681
Discount notes	16,705	742	—	—
Deposits	699	—	—	—
Mandatorily redeemable capital stock	—	—	48	—
Other liabilities	2,377	—	—	515
Total Liabilities	57,546	29,213	78,893	5,196
Interest rate exchange agreements	(94,278)	23,997	67,491	2,790
Periodic gap of advances-related business	5,912	616	3,063	(442)

Mortgage-related business:
Assets
MBS	8,297	2,825	13,002	2,106
Mortgage loans	401	386	2,180	2,441
Other assets	125	—	—	—
Total Assets	8,823	3,211	15,182	4,547
Liabilities
Consolidated obligations:
Bonds	1,393	1,318	17,746	3,571
Discount notes	7,096	330	—	—
Other liabilities	309	—	—	—
Total Liabilities	8,798	1,648	17,746	3,571
Interest rate exchange agreements	(503)	790	881	(1,168)
Periodic gap of mortgage-related business	(478)	2,353	(1,683)	(192)
Total periodic gap	$5,434	$2,969	$1,380	$(634)

Duration Gap—Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month as of September 30, 2005, unchanged from the one-month duration gap as of December 31, 2004.

Total Bank Duration Gap Analysis

	September 30, 2005		December 31, 2004
	Amount (In millions)	Duration Gap[1] (In months)	Amount (In millions)	Duration Gap[1] (In months)
Assets	$211,760	5	$184,982	6
Liabilities	202,611	4	177,082	5
Net	$9,149	1	$7,900	1

[1]	Duration gap values include the impact of interest rate exchange agreements.

Segment Market Risk. The financial performance and interest rate risks of each business segment are managed within prescribed guidelines, which, when combined, are consistent with the policy limits for the total Bank.

Advances-Related Business—Interest rate risk arises from the advances-related business primarily through the use of member-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and advances with embedded options are hedged contemporaneously with interest rate swaps or options with terms offsetting the advance. The interest rate swaps and options generally are maintained as hedges for the life of the advances. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

Non-MBS investments have maturities of less than three months or are variable rate investments. These investments also effectively match the interest rate risk of the Bank’s variable rate funding.

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the minimum and maximum amounts of net assets that are expected to mature or reprice in a given period. For example, net assets of the advances-related business equal to 56% of Bank capital are targeted to mature or reprice within six months of the measurement date. The repricing gap analysis table as of September 30, 2005, in “Repricing Gap Analysis” above shows that approximately $5.9 billion of net assets for the advances-related business (65% of capital) were scheduled to mature or reprice in the six-month period following September 30, 2005.

Mortgage-Related Business—The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity and some of which are classified as trading, and mortgage loans purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of the mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans acquired are long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of September 30, 2005, and December 31, 2004.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario*	September 30, 2005	December 31, 2004
+200 basis point change	–1.5%	–3.4%
+100 basis point change	–0.6%	–1.6%
–100 basis point change	+0.3%	+1.1%
–200 basis point change	–0.4%	+0.7%

*	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the contribution of the mortgage-related business segment to the sensitivity of the market value of equity to changes in interest rates show a reduction in sensitivity as of September 30, 2005, compared to estimates as of December 31, 2004. This reduced sensitivity is primarily attributable to the impact of higher short- and intermediate-term interest rates and lower long-term interest rates, and a general flattening in the yield curve, at September 30, 2005, compared to interest rates at December 31, 2004. Compared to interest rates as of December 31, 2004, interest rates as of September 30, 2005, were 134 basis points higher for terms of 1 year, 63 basis points higher for terms of 5 years, and 15 basis points lower for terms of 10 years. In general, lower long-term interest rates have reduced the duration or effective maturity of the Bank’s portfolio of mortgages and MBS, while higher short- and intermediate-term interest rates have generally increased the duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to reduce the duration gap between mortgage assets and mortgage liabilities, which has reduced net market value sensitivity or risk.

Interest Rate Exchange Agreements. A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap and floor agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities.

The primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks are as follows:

•	To convert fixed interest rate advances to LIBOR floating rate structures, which reduces the Bank’s exposure to fixed interest rates.
•	To convert non-LIBOR-indexed advances to LIBOR floating rate structures, which reduces the Bank’s exposure to basis risk from non-LIBOR interest rates.
•	To convert fixed interest rate consolidated obligations to LIBOR floating rate structures, which reduces the Bank’s exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable LIBOR floating rate debt instrument, allowing the Bank to reduce its funding costs.)
•	To convert non-LIBOR-indexed consolidated obligations to LIBOR floating rate structures, which reduces the Bank’s exposure to basis risk from non-LIBOR interest rates.
•	To reduce the interest rate sensitivity and repricing gaps of assets, liabilities, and interest rate exchange agreements.
•	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on consolidated obligations.

•	To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The fixed rate callable equivalent funding is used to mitigate exposure to prepayment of mortgage assets.
•	To offset an embedded cap and/or floor in an advance.

The following table summarizes the type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of September 30, 2005, and December 31, 2004.

Hedging Instrument	Hedging Strategy	Accounting Designation	Notional Amount (In millions)
			September 30, 2005	December 31, 2004

Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$21,513	$42,052
Pay fixed, receive floating interest rate swap – callable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap callable on the same date(s) as the advance	Fair Value Hedge	894	837
Pay fixed, receive floating interest rate swap – putable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap is putable on the same dates as the advance	Fair Value Hedge	1,685	1,444
Pay fixed, receive floating interest rate swap – partial prepayment symmetry	Fixed rate advance converted to a LIBOR floating rate; swap has mirror offsetting customized features	Fair Value Hedge	960	305
Interest rate cap and/or floor	To offset the cap and/or floor embedded in the variable rate advance	Fair Value Hedge	13,837	12,987
Subtotal Fair Value Hedges			38,889	57,625
Basis swap	Non-LIBOR index rate advance converted to a LIBOR floating rate	Economic Hedge[1]	11,822	10,047
Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	500	2,500
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge[1]	8	—
Subtotal Economic Hedges[1]			12,330	12,547
Total			$51,219	$70,172

Hedged Item: Non-Callable Bonds
Receive fixed, pay floating interest rate swap	Fixed rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	$87,378	$42,409
Pay fixed, receive LIBOR forward starting swap	To offset the variability of cash flows associated with anticipated fixed rate non-callable bond issuance	Cash Flow Hedge	—	45

Hedging Instrument	Hedging Strategy	Accounting Designation	Notional Amount (In millions)
			September 30, 2005	December 31, 2004
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	11,730	10,779
Basis swap	3-month LIBOR floating rate non-callable bond converted to a 1-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	18,872	13,327
Swaption	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on consolidated obligations that offset the prepayment risk of mortgage assets	Economic Hedge[1]	3,587	3,487
Subtotal Economic Hedges[1]			34,189	27,593
Total			$121,567	$70,047

Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable on the same date(s) as the bond	Fair Value Hedge	$48,120	$52,897
Pay fixed, receive LIBOR forward starting swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	160	330
Receive fixed, pay floating interest rate swap with an option to call	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge[1]	150	175
Basis swap	3-month LIBOR floating rate callable bond converted to a 1-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	1,000	—
Subtotal Economic Hedges[1]			1,150	175
Total			$49,430	$53,402

Hedged Item: Discount Notes
Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Fair Value Hedge	$2,309	$1,036
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge[1]	2,253	2,023

Hedging Instrument	Hedging Strategy	Accounting Designation	Notional Amount (In millions)
			September 30, 2005	December 31, 2004
Receive fixed, pay adjustable	Discount note converted to a 1-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge[1]	7,172	3,620
Subtotal Economic Hedges[1]			9,425	5,643
Total			$11,734	$6,679

Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge[1]	$108	$320

Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with counterparties	Economic Hedge[1]	$1,540	$1,810
Interest rate cap/floor	To offset stand-alone cap and/or floor executed with member	Economic Hedge[1]	70	50
Total			$1,610	$1,860

Total			$235,668	$202,480
Mortgage Delivery Commitments[2]			3	4
Total Notional			$235,671	$202,484

[1]	Economic hedges are derivatives that are matched to balance sheet instruments but do not meet the requirements for hedge accounting under SFAS 133.
[2]	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

While management uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting under the rules of SFAS 133 (economic hedges). As a result, changes in the fair value of the interest rate exchange agreement are recorded in current period earnings. Finance Board regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank’s policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The central focus of the financial management practices of the Bank is preserving and enhancing the long-term economic performance and risk management of the Bank. Under SFAS 133 it is expected that reported GAAP net income and other comprehensive income will exhibit period to period volatility, which may be significant.

At September 30, 2005, the total notional amount of interest rate exchange agreements outstanding was $235.7 billion, compared with $202.5 billion at December 31, 2004. The $33.2 billion increase in the notional amount of derivatives during the first nine months of 2005 was primarily due to a $52.3 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $19.0 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair value gains and losses of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of September 30, 2005, and December 31, 2004.

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

September 30, 2005

(In millions)	Notional Amount	Derivatives	Hedged Instruments	Difference
Fair value hedges:
Advances	$38,889	$287	$(282)	$5
Non-callable bonds	87,378	(942)	951	9
Callable bonds	48,120	(661)	647	(14)
Discount notes	2,309	(4)	4	—
Subtotal	176,696	(1,320)	1,320	—
Cash flow hedges:
Callable bonds	160	1	—	1
Not qualifying for hedge accounting (economic hedges):
Advances	9,830	4	—	4
Advances with embedded derivatives	2,500	3	—	3
Non-callable bonds	29,179	18	—	18
Non-callable bonds with embedded derivatives	5,010	(30)	—	(30)
Callable bonds	1,125	(2)	—	(2)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,425	35	—	35
MBS – trading	108	(1)	—	(1)
Intermediated	1,610	1	—	1
Subtotal	58,812	27	—	27
Total	$235,668	$(1,292)	$1,320	$28
Mortgage delivery commitments [1]	3
Total	$235,671

[1]	Mortgage delivery commitments are classified as derivatives pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), with changes in their fair value recorded in other income.

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

December 31, 2004

(In millions)	Notional Amount	Derivatives	Hedged Instruments	Difference
Fair value hedges:
Advances	$57,625	$5	$(2)	$3
Non-callable bonds	42,409	(179)	197	18
Callable bonds	52,897	(401)	416	15
Discount notes	1,036	(1)	1	—
Subtotal	153,967	(576)	612	36
Cash flow hedges:
Callable bonds	45	—	—	—
Non-callable bonds	330	—	—	—
Subtotal	375	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	10,797	2	—	2
Advances with embedded derivatives	1,750	3	—	3
Non-callable bonds	27,124	57	—	57
Non-callable bonds with embedded derivatives	469	5	—	5
Callable bonds	125	(1)	—	(1)
Callable bonds with embedded derivatives	50	—	—	—
Discount notes	5,643	6	—	6
MBS – trading	320	(14)	—	(14)
Intermediated	1,860	1	—	1
Subtotal	48,138	59	—	59
Total	$202,480	$(517)	$612	$95
Mortgage delivery commitments [1]	4
Total	$202,484

[1]	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above tables are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	September 30, 2005	December 31, 2004
Host contract:
Advances	$(3)	$(3)
Non-callable bonds	30	(5)
Callable bonds	1	—
Total	$28	$(8)

The primary source of SFAS 133-related income volatility arises from hedging certain callable bonds to effectively create floating rate debt with uncertain maturities; the callable bond and related callable swap may be called prior to their contractual maturity. These transactions generally receive fair value hedge accounting treatment under SFAS 133. Despite the fair value hedge classification, there is potential for significant accounting income volatility from period to period on the Bank’s portfolio of hedged callable bonds as a result of hedge ineffectiveness caused by interest rate movements, including changes in (i) interest rate spreads between FHLBank System consolidated obligation debt and comparable term LIBOR-indexed interest rate swaps, and (ii) the expected life of swapped callable debt resulting from changes in the level of interest rates. The interest rate movements of the Bank’s debt instruments and hedging instruments are highly but not perfectly correlated. Given the size of the Bank’s portfolio, relatively minor differences in interest rate movements can create significant income volatility.

The ongoing impact of SFAS 133 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133. As a result, the effects of SFAS 133 may lead to significant volatility in future earnings, other comprehensive income, and dividends. Because the SFAS 133 periodic and cumulative net unrealized gains or losses are primarily a matter of timing, the unrealized gains or losses will generally reverse over the remaining contractual terms to maturity, call date, or put date of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. Changes in estimates and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

The Bank has identified four accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; and estimating the fair value of the collateral pledged to the Bank. These policies and the judgments, estimates, and assumptions are described in greater detail in the Bank’s Registration Statement in Note 1 to the 2004 Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Developments

Delays in Publication of FHLBanks’ Combined Financial Reports; Intended Restatements by Office of Finance and other FHLBanks; Delays in Other FHLBanks’ SEC Registration. The Office of Finance has not published the FHLBanks’ 2004 third quarter combined Financial Report, 2004 full year combined Financial Report, or any 2005 combined quarterly Financial Reports. In addition, the Office of Finance has announced that its board of directors has decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. Six FHLBanks have announced plans to restate financial statements. The Office of Finance has also said that some of the FHLBanks are finalizing ongoing accounting reviews in preparation for SEC registration. Of the twelve FHLBanks, only the Bank and the FHLBank of New York have registered a class of equity securities with the SEC, as required by the Finance Board. The Office of Finance has said that it expects to publish current combined financial reports as soon as practical after all FHLBank restatements are complete and all FHLBank SEC registrations are effective. The delays in publication of the combined Financial Reports, the intended restatements, and the delays in registration by the other FHLBanks may have an effect on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, and other aspects of the Bank’s operations.

Proposed Changes to Regulation of GSEs. Congress is considering proposed legislation to establish a new regulator for the housing GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and to address other GSE reform issues. The House of Representatives passed a GSE bill (H.R. 1461), and the Senate Banking Committee ordered a GSE bill reported to the Senate; both bills would establish a new regulator for the housing GSEs and address the authority of the housing GSEs and their regulator. It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing GSEs, or their regulators.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In accordance with Finance Board regulations, the Bank is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLB Act, and in accordance with the FHLB Act, the Bank is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLB Act. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. Therefore, the valuation of this contingent liability is not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $920.4 billion at September 30, 2005, and $869.2 billion at December 31, 2004. The par value of the Bank’s participation in consolidated obligations was $200.5 billion at September 30, 2005, and $175.1 billion at December 31, 2004. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 11 and 18 to the 2004 Financial Statements in the Bank’s Registration Statement.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend credit such as advances and standby letters of credit. While these commitments may represent future cash requirements of the Bank, the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2005, the Bank had $1.6 billion of advance commitments and $803 million in standby letters of credit outstanding. At December 31, 2004, the Bank had $1.2 billion of advance commitments and $783 million in standby letters of credit outstanding. The estimated fair values of these commitments were immaterial to the balance sheet at September 30, 2005, and December 31, 2004.

The financial statements do not include a liability for future statutorily mandated payments from the Bank to the Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 81 of this Form 10-Q.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank the report that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer, and Controller as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Operating Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the third quarter of 2005, there were no significant changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the Bank’s joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance or the other FHLBanks, as well as on published FHLBank credit ratings in determining whether the Bank’s contingent joint and several liability is reasonably likely to become a direct obligation or whether it is reasonably possible that the Bank will accrue a direct liability.

Management of the Bank also relies on the operation of the Finance Board’s joint and several liability regulation (12 C.F.R. Section 966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1	Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2005

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

Federal Home Loan Bank of San Francisco

/s/ Dean Schultz
Dean Schultz
President and Chief Executive Officer