Form 10-K
period 2005-12-31
Federal Home Loan Bank of San Francisco
filed 2006-03-16
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 000-51398

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

(Exact name of registrant as specified in its charter)

Federally chartered corporation	94-6000630
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

600 California Street San Francisco, CA	94108
(Address of principal executive offices)	(Zip code)

(415) 616-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Class B Stock, par value $100

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2005, the aggregate par value of the stock held by members of the registrant was approximately $8,725 million. At February 28, 2006, 97,010,367 shares of stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Federal Home Loan Bank of San Francisco

2005 Annual Report on Form 10-K

PART I.

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the worldwide capital markets and seek to manage our own liquidity so that funds are available when our customers need them. By providing needed liquidity and enhancing competition in the mortgage market, our credit and mortgage purchase programs benefit homebuyers and communities.

We are one of 12 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank is a separate entity with its own board of directors, management, and employees. The FHLBanks operate under federal charters and are government-sponsored enterprises (GSEs). The FHLBanks are regulated by the Federal Housing Finance Board (Finance Board), an independent federal agency. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System.

We have a unique, cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of low-cost funds. Bank stock can be issued, exchanged, redeemed, and repurchased at its stated par value of $100 per share. It is not publicly traded.

Our members are financial services firms from a number of different sectors. As of December 31, 2005, the Bank’s membership consisted of 244 commercial banks, 84 credit unions, 32 savings institutions, 12 thrift and loan companies, and 4 insurance companies. Their principal places of business are located in Arizona, California, or Nevada, the three states that make up the 11th District of the FHLBank System, but many do business in other parts of the country. Members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States.

Our primary business is making low-cost, collateralized loans, known as “advances,” to our members. Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support growth in their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability. Because members retain ownership of the loans they pledge to us as collateral, these loans do not have to meet the rigid investment criteria of the secondary mortgage market, which allows members greater underwriting flexibility and enables them to support underserved communities more effectively.

To fund advances, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBank System’s Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service and AAA/A-1+ by Standard & Poor’s, the FHLBanks are able to raise funds at rates that are close to U.S. Treasury security yields. Our cooperative ownership structure allows us to pass these low funding rates on to our members.

In addition to advances, we provide members with a competitive alternative to the traditional secondary mortgage market through our mortgage purchase program, the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Members also benefit from our affordable housing and economic development programs, which provide grants and below market-rate loans that support their involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our unique purpose and cooperative ownership structure have led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission to promote housing, homeownership, and community development through our activities with members, and our objective to provide adequate returns on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while paying members a market-rate dividend.

As a cooperative designed to provide wholesale funding, we require that our members purchase capital to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are close to U.S. Treasury yields. We lend these funds to our members at rates that are competitive with the cost of wholesale borrowing alternatives available to our largest members.

We also invest in AAA-rated mortgage-backed securities (MBS) up to the current regulatory limit of three times capital and participate in the MPF Program. While these mortgage assets increase our earnings, they also modestly increase our interest rate risk profile. These mortgage portfolios, however, help provide us with the financial flexibility to compete aggressively for our members’ wholesale borrowing business and pay a market-rate dividend.

This business model, approved by our Board of Directors, has worked well over the past several years. Our Board of Directors has adopted a policy that balances the trade-off between credit prices and dividends. We regularly assess the effectiveness of our low-cost credit policy based on the members’ total borrowings from us and on a comparison of how much they borrow from us relative to their use of other wholesale credit sources. We measure our dividend rate relative to a unique benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield calculated as the average of the three-year and five-year Treasury note yields. The benchmark is consistent with our interest rate risk and capital management goals.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advance borrowings or sell more mortgage loans to the Bank under the MPF Program. We also currently maintain a policy to repurchase capital stock from members if their advances or mortgage loan balances decline below certain levels. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

Products and Services

Advances.  We offer a wide array of fixed and adjustable rate loans, called advances, with maturities ranging from one day to 30 years. Our advance products are designed to help members compete effectively in their markets and meet the credit needs of their communities. For lenders that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgages. As a result, advances support a variety of housing market segments, including those focused on low-and moderate-income households. For members that sell or securitize mortgages and other assets, advances can provide interim funding.

Our credit products also help members with asset-liability management. Members can use a variety of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member’s option and advances with embedded caps and floors, which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with embedded caps in portfolio.

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded options (such as interest rate caps, floors and collars, and call and put options);

•	advances with standard indices that are averaged;

•	amortizing advances;

•	advances with partial prepayment symmetry. (Partial prepayment symmetry means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting mirror image derivative transaction with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2005, customized advances represented 19% of total advances outstanding.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family residential mortgage loans, multifamily mortgage loans, mortgage-backed securities, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans. We may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2005 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $567 million or less.

To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition. We also value the collateral pledged to the Bank and conduct periodic collateral reviews to establish the amount we will lend against each collateral type for each member.

We examine a statistical sample of each member’s pledged loans every six months to three years, depending on the risk profile of the member and the pledged collateral. The loan examination validates the loan ownership and existence of the loan note, determines whether we have a perfected interest in the loans, and validates that the critical legal documents exist and are accessible to us. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

We evaluate the type of collateral pledged by members and assign a borrowing capacity to the collateral, generally based on a percentage of its fair value. Borrowing capacities include a margin that incorporates components for: secondary market discounts for credit attributes and defects, potential risks and estimated costs to liquidate, and the risk of a decline in the fair value of the collateral.

In general, our maximum borrowing capacities range from 50% to 100% of the estimated market value of the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while small business loans have a maximum borrowing capacity of 50%. Securities pledged as collateral typically have higher borrowing capacities (80% to 99.5%) compared to first lien residential mortgage loans (75% to 90%) and other loans (50% to 80%) because they tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged.

Other factors that we consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans (for example, specific identification, blanket lien, or required delivery), collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member. We monitor and review each member’s borrowing capacity and collateral requirements on a daily basis and adhere to our Collateral Guide when assigning borrowing capacity.

In accordance with the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates).

We perfect our security interest in loan collateral by completing a UCC-1 filing for each member. We have never experienced a credit loss on an advance.

As of December 31, 2005, we had $162.9 billion of advances outstanding. Members’ total borrowing capacity as of that date was $248.0 billion. For the year ended December 31, 2005, we had average advances of $151.3 billion and average collateral pledged with an estimated borrowing capacity of $244.1 billion.

Based on the collateral held as security for advances, our policies and procedures for managing credit risk, and the fact that we have never had a credit loss on an advance, we have not established a loan loss allowance for advances.

When a member prepays an advance prior to original maturity, we may charge the member a prepayment fee, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds, which enables us to be financially indifferent to the prepayment of the advance. In 2005, 2004, and 2003, members prepaid advances with principal amounts of $1.2 billion, $2.3 billion, and $3.7 billion, respectively, and the Bank received $1 million, $7 million, and $15 million, respectively, in prepayment fees, net of any prepayment credits.

At December 31, 2005, we had a concentration of advances totaling $115.3 billion outstanding to three members, representing 71% of total advances outstanding. Advances held by these three members generated approximately $3.5 billion, or 70%, of advances interest income before the impact of interest rate exchange agreements in 2005. Because of this concentration in advances, we have implemented enhanced credit and collateral review procedures for these members. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these members.

Because of the funding alternatives available to our largest members, we employ a market pricing practice for member credit to determine advance prices that reflect the market choices available to our largest members each day. We offer the same advance prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.

For further information on advances concentration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Standby Letters of Credit.  We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes and to secure certain state and local agency deposits. Our underwriting and collateral requirements for standby letters of credit are the same as our underwriting and collateral requirements for advances. As of December 31, 2005, we had $810 million in standby letters of credit outstanding.

Mortgage Loans.  To provide our members with an alternative to holding fixed rate residential mortgage loans in portfolio or selling them into the secondary market, we began purchasing mortgage loans directly from eligible members under the MPF Program in 2002. Under the MPF Program, a participating member that originates or purchases fixed rate residential mortgage loans may sell them to the Bank, generally retaining the servicing of the loans. The member also shares in the credit risk of the loans, referred to as its “credit enhancement obligation,” and receives credit enhancement fees from the Bank for sharing in this risk. We are responsible for managing the interest rate risk and prepayment risk of the loans we purchase and retain.

The Federal Home Loan Bank of Chicago, which developed the MPF Program, establishes the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; establishes pricing and manages the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the Federal Home Loan Bank of Chicago acts as master servicer and as master custodian for the Bank for MPF loans and is compensated for these services through fees paid by the Bank.

Both the Bank and the Federal Home Loan Bank of Chicago must approve a member of the Bank to become a participant in the MPF Program. To be eligible for approval, a member must meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the Federal Home Loan Bank of Chicago for the program and comply with all program requirements.

Mortgage loans purchased under the MPF Program generally must comply with the underwriting standards set forth in the MPF Origination Guide. The loans must be qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years or 15- and 30-year FHA-insured or VA-guaranteed fixed rate, first lien mortgage loans. The loans must be secured by owner-occupied, single-family residential properties. As of December 31, 2005, we held $5.2 billion in conventional conforming residential loans in portfolio (net of participation interests held by the Federal Home Loan Bank of Chicago), and we had not purchased any FHA-insured or VA-guaranteed mortgage loans.

We may allow one or more of the other FHLBanks to purchase participations in all or a portion of the loans we purchase. As of December 31, 2005, the Federal Home Loan Bank of Chicago participated in 20,088 MPF loans owned by the Bank. These loans had a total outstanding principal balance of $3.3 billion, and the Federal Home Loan Bank of Chicago had a $1.2 billion participation interest in the loans. Under our participation agreement with the Federal Home Loan Bank of Chicago, the credit risk and prepayment risk of the loans are shared pro-rata between the two FHLBanks according to their respective interests in the loans. As of December 31, 2005, no other FHLBank had purchased participation interests in our MPF loans, and we had not purchased participation interests in loans owned by any other FHLBank.

The MPF Servicing Guide establishes the MPF Program requirements for loan servicing and servicer eligibility. Members retain servicing on the loans they sell to us, but with our approval, they may sell the servicing rights to another eligible member of the Bank. We may also sell or assign the loans and permit the transfer of the member’s loans and the related credit enhancement obligations to another member of the Bank. As of December 31, 2005, all of our participating members had retained their own servicing rights and credit enhancement obligations.

We enter into a Master Commitment with a member participating in the MPF Program, which quantifies the amount of mortgage loans the member expects to sell to the Bank. In connection with selling the mortgage loans to us, the member makes representations that all mortgage loans delivered to us have the characteristics of an investment quality mortgage. An investment quality mortgage under the MPF Program is a loan that is made to a borrower from whom repayment of the debt can be expected, is adequately secured by real property, and is originated and serviced in accordance with the MPF Origination Guide and MPF Servicing Guide.

The loans we acquire under the MPF Program generally have a credit risk exposure equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Board’s acquired member asset (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under each Master Commitment:

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

The First Loss Account provided by the Bank is a memorandum account, a record-keeping mechanism we use to track the amount of potential expected losses for which we are liable on each Master Commitment (before the member’s credit enhancement is used to cover losses).

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, is sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology has been confirmed by a nationally recognized statistical rating organization (NRSRO) to be “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, we expect to have the same probability of incurring credit losses in excess of the First Loss Account and the member’s credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor has of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

Before delivering loans for purchase under the MPF Program, the member submits data on the individual loans to the Federal Home Loan Bank of Chicago, which calculates the loan level credit enhancement amount needed. The rating agency model used considers many characteristics, such as loan-to-value ratio, property type, loan purpose, borrower credit scores, level of loan documentation, and loan term, to determine the loan level credit enhancement amount. The resulting credit enhancement amount for each loan purchased is accumulated under a Master Commitment to establish a pool level credit enhancement amount for the Master Commitment. A member may have multiple Master Commitments, each of which is unique based on the actual loans delivered under the Master Commitment.

Our mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: Original MPF and MPF Plus, which differ from each other in the way the First Loss Account is determined, the options available for covering the member’s credit enhancement obligation, and the fee structure for the credit enhancement fees. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

As of December 31, 2005, we held $0.5 billion in mortgage loans purchased under Original MPF and $4.7 billion in mortgage loans purchased under MPF Plus.

For taking on the credit enhancement obligation, we pay the member a credit enhancement fee and charge the credit enhancement fee to interest income, effectively reducing the overall yield earned on the loans we purchase from the member. For the year ended December 31, 2005, we reduced net interest income for credit enhancement fees by $0.5 million for Original MPF and $5 million for MPF Plus. Our liability for performance-based credit enhancement fees for MPF Plus was $2 million at December 31, 2005.

Investments.  We invest in high-quality financial instruments to facilitate our role as a cost-effective provider of credit and liquidity to members. We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. We may also invest in short-term secured transactions, such as U.S. Treasury or agency resale agreements. Our investments also include housing finance agency bonds issued by housing finance agencies located in the 11th District of the FHLBank System (Arizona, California, and Nevada). These bonds currently are all AAA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. In addition, our investments include AAA-rated non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The MBS guaranteed by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. We have adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limits for members and nonmembers. We execute all investments, non-MBS and MBS, without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

Additional information about investments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk – Investments” and in Notes 5 and 6 to the Financial Statements.

Affordable Housing Program.  Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year’s income for the AHP, to be awarded in the following year. All subsidies are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances. Since 1990, we have awarded $382 million in AHP subsidies to support the development or rehabilitation of approximately 70,000 affordable homes.

Currently, we allocate approximately 80% of our annual AHP subsidy to our competitive AHP, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in a competitive process that occurs twice a year. We make the remaining 20% available for homebuyers through two homeownership set-aside programs, under which members reserve funds from the Bank to be used as matching grants for eligible homebuyers.

Discounted Credit Programs.  We offer members two discounted credit programs available in the form of advances and standby letters of credit. The Community Investment Program may be used to fund mortgages for low- and moderate-income households, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing for low- and moderate-income families. The Advances for Community Enterprise (ACE) Program may be used to fund projects and activities that create or retain jobs or provide services or other benefits for low- and moderate-income people and communities. ACE funds may also be used to support eligible community lending and economic development, including small business, community facilities, and public works projects.

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes issued through the Office of Finance using authorized securities dealers. As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Finance Board’s regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see Note 18 to the Financial Statements. The Finance Board has never called on us to repay the principal or interest on any other FHLBank’s consolidated obligations. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s Investors Service has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and related activities. Through December 31, 2000, the Finance Board issued consolidated obligations on behalf of the FHLBanks through the

Office of Finance. Effective January 1, 2001, the Finance Board discontinued issuing debt on behalf of the FHLBanks; instead, in accordance with section 11(a) of the FHLB Act and Finance Board regulations, all new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent. The change did not otherwise affect the operations in our funding process. Pursuant to Finance Board regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance of consolidated obligations, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to restrict or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with the Finance Board requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with: prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ role as government-sponsored enterprises; maintaining reliable access to the short-term and long-term capital markets; and positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance’s authority to restrict or prohibit the Bank’s requests for issuance of consolidated obligations has not adversely impacted the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks’ combined quarterly and annual financial statements. In addition, it administers the REFCORP and the Financing Corporation (FICO), two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

Consolidated Obligation Bonds.  Consolidated obligation bonds are issued under various programs. Typically, the maturities of these securities range from 1 to 15 years, but the maturities are not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate, callable or non-callable, or contain other features allowed by Office of Finance guidelines. They may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, we are the sole primary obligor on the consolidated obligation bond. When we and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBanks; in those cases, we are the primary obligor for a pro-rata portion of the bond, including all customized features and terms, based on proceeds received.

We may also request specific amounts of specific consolidated bonds to be offered by the Office of Finance for sale via competitive auction conducted with the underwriters in a bond selling group. One or more other FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit via the same auction. We may receive zero to 100% of the proceeds of the bonds issued via competitive auction depending on: (i) the amounts and costs for the consolidated obligation bonds bid by underwriters; (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the bonds; and (iii) guidelines for the allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.

Consolidated Obligation Discount Notes.  The FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members and for short-term investments. Discount notes have maturities ranging from one day to 360 days and may be offered daily through a consolidated obligation discount note selling group and through other authorized underwriters. Discount notes are issued at a discount and mature at par.

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of discount notes with the same maturities to be offered for sale for their benefit the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100% of the proceeds of the discount notes issued via this sales process depending on: (i) the maximum costs we or other FHLBanks participating in the same discount notes, if any, are willing to pay for the discount notes; (ii) the order amounts for the discount notes submitted by underwriters; and (iii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.

Twice weekly, we may also request specific amounts of discount notes with fixed terms to maturity ranging from 4 to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100% of the proceeds of the discount notes issued via competitive auction depending on: (i) the amounts and costs for the discount notes bid by underwriters and (ii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance. Most of the issuance of discount notes is conducted via the twice-weekly auctions.

Segment Information

Management analyzes financial performance based on the adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business.

The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and member capital. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all business activities in this segment and the cost of funding those activities, the cash flows from associated interest rate exchange agreements, and earnings on invested member capital.

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

Additional information about business segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in Note 15 to the Financial Statements.

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements (exchange agreements), also known as “derivatives,” as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. Exchange agreements may include interest rate swaps (including callable swaps and putable swaps), swaptions, and interest rate cap and floor agreements.

The Finance Board’s regulations, its Financial Management Policy, and the Bank’s Risk Management Policy all establish guidelines for our use of exchange agreements. These regulations and policies prohibit trading in exchange agreements for profit and any other speculative use of these instruments. They also limit the amount of credit risk allowable from exchange agreements.

We primarily use exchange agreements to manage our exposure to changes in interest rates. The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated exchange agreements, are conservatively matched with respect to the expected maturities or repricings of the assets and the liabilities.

We may also use exchange agreements to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances and outstanding bonds) to achieve risk management objectives. Upon request, we may also execute exchange agreements to act as a counterparty with member institutions for their own risk management activities.

At December 31, 2005, the total notional amount of our outstanding exchange agreements was $244.4 billion. The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction.

We are subject to credit risk in derivatives transactions in which we have an unrealized fair value gain because of the potential nonperformance by the derivatives counterparty. We seek to reduce this credit risk by executing derivatives transactions only with highly rated financial institutions. In addition, the legal agreements governing our derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted and require each counterparty to deliver high quality collateral to us once a specified net unsecured credit exposure is reached. At December 31, 2005, the Bank’s maximum credit exposure related to exchange agreements was approximately $24 million; after delivery of required collateral the net unsecured credit exposure was approximately $1 million.

We measure the market risk of derivatives on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was one month at December 31, 2005. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

Capital

From its enactment in 1932, the FHLB Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act), Congress replaced the statutory subscription-based member stock purchase formula with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks and required the FHLBanks to develop new capital plans to replace the previous statutory structure.

We implemented our capital plan on April 1, 2004. In general, the capital plan requires each member to own stock in an amount equal to the greater of a membership stock requirement or an activity-based stock requirement. We may adjust these requirements from time to time within limits established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Board.

The capital plan is similar to the prior capital structure because it bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a reliable funding source.

Bank stock cannot be publicly traded, and it can be issued, exchanged, redeemed, and repurchased only at its stated par value of $100 per share. Under the capital plan, a member’s capital stock will be redeemed by the Bank upon five years’ notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow us to adjust the stock purchase requirements to meet our regulatory capital requirements, if necessary.

Competition

Demand for Bank advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail deposits. We compete with our members’ other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, and other FHLBanks for members with affiliated institutions that are members of other FHLBanks.

Under the FHLB Act and Finance Board regulations, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The three members of the Bank with the greatest amounts of advances outstanding as of December 31, 2005, have had and continue to have affiliated institutions that are members of other FHLBanks, and these members may have access, through their affiliates, to funding from those other FHLBanks. Our ability to compete successfully for the advances business of our members depends primarily on our cost of funds, pricing, credit and collateral terms, prepayment terms, product features such as embedded options, and ability to meet members’ specific requests on a timely basis.

Members may have access to alternative funding sources through sales of securities under agreements to resell. Some members, particularly larger members, may have access to many more funding alternatives, including independent access to the national and global credit markets. The availability of alternative funding sources for members can significantly influence the demand for our advances and can vary as a result of many factors, including, among others, market conditions, members’ creditworthiness, and the availability of collateral.

We also compete, primarily with Fannie Mae and Freddie Mac, for the purchase of mortgage loans from members. We compete primarily on the basis of price, products, and services offered. In addition, we may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks offer the MPF Program to their members, and some offer a similar program known as the Mortgage Purchase Program (MPP). Competition among FHLBanks for MPF business may be affected by the requirement that a member or its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. One of our three largest members has opted to sell its loans into the MPF Program through an affiliate that is a member of another FHLBank.

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case.

Regulatory Oversight, Audits, and Examinations

The FHLBanks are supervised and regulated by the Finance Board, which is an independent agency in the executive branch of the U.S. government. The Finance Board is charged with ensuring that the FHLBanks carry out their housing and community development finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Board also establishes regulations governing the operations of the FHLBanks. Under the FHLB Act, the Finance Board is responsible for appointing 6 of the Bank’s 14 directors.

The Finance Board has broad supervisory authority over the FHLBanks, including, but not limited to, the power to remove for cause any director, officer, employee, or agent of an FHLBank; to issue and serve a notice of charges upon an FHLBank or any executive officer or director to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations.

The Finance Board is supported entirely by assessments from the 12 FHLBanks. To assess the safety and soundness of the Bank, the Finance Board conducts an annual on-site examination of the Bank and other periodic reviews of its financial operations. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Board.

In accordance with Finance Board regulation, we registered our capital stock with the Securities and Exchange Commission (SEC) under Section 12(g)(1) of the Securities Exchange Act of 1934 (1934 Act), and the registration became effective on August 29, 2005. As a result of this registration, we are required to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other SEC requirements.

Our Board of Directors has an audit committee, and we have an internal audit department. An independent public accounting firm audits our annual financial statements. The independent accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Bank, the Finance Board, and Congress all receive the audit reports.

As federally chartered corporations, the 12 FHLBanks are subject to general congressional oversight. Each FHLBank must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

The Comptroller General has authority under the FHLB Act to audit or examine the Finance Board and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLB Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

Pursuant to the FHLB Act and the Government Corporations Control Act, the U.S. Secretary of the Treasury has oversight over the issuance of FHLBank debt through the Office of Finance.

All of the FHLBanks’ financial institution members are subject to federal and/or state laws and regulations, and changes to these laws or regulations or to related policies might also adversely or favorably affect the business of the 12 FHLBanks.

Employees

We had 240 full-time equivalent employees at December 31, 2005. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

The following discussion summarizes certain of the risks and uncertainties that we face. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations or impair our ability to pay dividends on our capital stock.

We may become liable for all or a portion of the consolidated obligations for which other Federal Home Loan Banks (FHLBanks) are the primary obligors.

As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), or Federal Housing Finance Board (Finance Board) regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering the Bank’s joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Board to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, and ability to pay dividends to members could be adversely affected.

We may not be able to pay dividends to our members or redeem or repurchase any shares of our capital stock if the Bank or any other FHLBank has not paid the principal or interest due on all consolidated obligations.

We may not be able to pay dividends to our members or redeem or repurchase any shares of our capital stock if the principal or interest due on any consolidated obligations has not been paid in full. If another FHLBank defaults on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate outstanding principal and interest payments among one or more of the remaining FHLBanks on a pro rata basis or any other basis the Finance Board may determine. Our ability to pay dividends to our members or redeem or repurchase any shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

Our funding depends on our ability to access the capital markets.

Our primary source of funds is the sale of FHLBank System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control. Accordingly, we may not be able to obtain funding on acceptable terms, if at all. If we cannot access funding when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition, results of operations, and ability to pay dividends to our members.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect our financial condition and results of operations and restrict our ability to make advances to our members on acceptable terms or pay dividends to our members.

FHLBank System consolidated obligations have been assigned Aaa /AAA ratings by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P). Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our cost of funds and ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of our ability to issue consolidated obligations could also adversely affect our financial condition and results of operations and restrict our ability to make advances on acceptable terms or pay dividends to our members.

We rely upon derivative instrument transactions to reduce our interest rate risk, and changes in our credit ratings may adversely affect our ability to enter into derivative instrument transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative instrument transactions on acceptable terms to reduce our interest rate risk. We currently have the highest credit rating of Aaa/AAA from Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative instrument transactions with acceptable parties on satisfactory terms in the quantities necessary to manage our interest rate risk on consolidated obligations. This could negatively affect our financial condition and results of operations and impair our ability to make advances or pay dividends to members.

We are governed by federal laws and regulations, which could change in a manner detrimental to our operations.

The FHLBanks are government-sponsored enterprises (GSEs), organized under the authority of the FHLB Act, and, as such, are governed by federal laws and regulations of the Finance Board, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLB Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on our ability to conduct business or our cost of doing business.

Changes in regulatory or statutory requirements could result in, among other things, changes in the FHLBanks’ cost of funds, retained earnings requirements, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, or the size, scope, or nature of the FHLBanks’ lending, investment, or mortgage purchase program activities. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively impact our results of operations, financial condition, or ability to pay dividends to our members. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to acquire or own our capital stock or take advantage of our products and services. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for discussion of a proposed Finance Board rule to change the capital structure of the FHLBanks.

Changes in the regulation of GSEs or our status as a GSE may adversely affect our business activities, future advance balances, the cost of debt issuance, and future dividend payments.

Many GSEs, such as Fannie Mae, Freddie Mac, and the FHLBank System, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. In addition, recent negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived their debt instruments as bearing increased risk. Restatements and related announcements by the FHLBanks may contribute to this pressure on FHLBank debt pricing.

As a result of this growth and perceived increase in risk, the FHLBank System may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If, in response to this decrease in net interest margin, we change the pricing of our advances, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, and ability to pay dividends to our members.

Changes in interest rates could significantly affect our financial condition, results of operations, and ability to pay dividends to our members.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, and ability to pay dividends to our members. Moreover, the impact of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer then expected at below-market yields when interest rates increase.

We have a high concentration of advances and capital with three members, and a loss or change of business activities with these members could adversely affect our results of operations, financial condition, and ability to pay dividends to our members.

We have a high concentration of advances and capital with three of our members. The loss of any of these members could result in a reduction of our total assets, capital, net income, and rate of dividends paid to our members. If one or more of these members were to prepay its advances (subject to our limitations on the amount of advance prepayments from a single member in a day or a month) or repay the advances as they came due, and no other advances were made to replace them, it could result in a reduction of our assets, capital, net income, and rate of dividends paid to our members. The timing and magnitude of the impact of a reduction in the amount of advances would depend on a number of factors, including:

•	the amount and the period over which the advances were prepaid or repaid,

•	the amount and timing of any corresponding decreases in activity-based capital,

•	the profitability of the advances,

•	the size and profitability of our short- and long-term investments,

•	the extent to which consolidated obligations matured as the advances were prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs.

Our financial condition, results of operations, and ability to pay dividends could be adversely affected by our exposure to credit risk.

We have exposure to credit risk in that the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis. A credit loss, if material, could have an adverse effect on our financial condition, results of operations, and ability to pay dividends to our members.

Our financial condition, results of operations, and ability to pay dividends to our members could be adversely affected by a failure in our pledged collateral protection.

We require that all outstanding advances to our members be fully collateralized. In addition, for mortgage loans purchased under the MPF program, we require that the outstanding credit enhancement obligations of our members not covered through the purchase of supplemental mortgage insurance be fully collateralized. We evaluate the types of collateral pledged by our members and assign a borrowing capacity to the collateral, generally based on a percentage of its market value. The devaluation or inability to liquidate the collateral in the event of a default by the obligor could cause a credit loss on advances and adversely affect our financial condition, results of operations, and ability to pay dividends to our members.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our ability to manage our liquidity position or our contingency liquidity plan may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, and ability to pay dividends to our members.

We face competition for advances, loan purchases, and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The availability to our members of alternative funding sources that are more attractive may significantly decrease the demand for our advances. Lowering the price of our advances to compete with these alternative funding sources may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances could adversely affect our financial condition and results of operations and may adversely affect our ability to pay dividends to our members.

We also compete, primarily with Fannie Mae and Freddie Mac, for the purchase of mortgage loans from members. We may also compete with other FHLBanks with which our members have a relationship through affiliates. Most of the FHLBanks offer the MPF Program to their members, and some offer a similar program known as the Mortgage Purchase Program (MPP). Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Increased competition can result in a reduction in the amount of mortgage loans we are able to purchase and, therefore, lower income from this business segment.

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect our ability to have access to funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these effects could adversely affect our financial condition, results of operations, and ability to pay dividends to our members.

We may be limited in our ability to pay dividends or to pay dividends at rates consistent with past practices.

We may pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate future net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the future level of dividends that we may be willing or able to pay.

Our efforts to make advance pricing attractive to our members may affect earnings.

A decision to lower advance prices to gain volume or increase the benefits to borrowing members could result in lower earnings, which could result in lower dividend payments to members.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advance and hedging activities. Although we have implemented a business resumption plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely impact our member relations, risk management, and profitability, which could negatively affect our financial condition, results of operations, and ability to pay dividends to our members.

We could change our policies, programs, and agreements affecting our members.

We may change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the MPF program, the Affordable Housing Program (AHP), and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, and ability to pay dividends to our members. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

Economic downturns and changes in federal monetary policy could have an adverse effect on our business and our results of operations.

Our business and results of operations are sensitive to general business and economic conditions. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business. If any of these conditions worsen, our business and results of operations could be adversely affected. For example, a prolonged economic downturn could result in members becoming delinquent or defaulting on their advances. In addition, our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities.

Changes in the Federal Reserve Board Policy Statement on Payment System Risk could impact the ability of the FHLBanks to make timely payments on FHLBank System consolidated obligations.

Beginning in July 2006, the Federal Reserve Board will change its policy on when Federal Reserve Banks release interest and principal payments on securities issued by GSEs and international organizations. The Federal Reserve Banks have been processing and posting these payments to depository institutions’ accounts by 9:15 a.m. Eastern time, the same posting time as for U.S. Treasury securities interest and principal payments, even if the debt issuer has not fully funded its required payments. Beginning July 20, 2006, the Federal Reserve Banks will post these payments only when the issuer’s Federal Reserve Bank account contains sufficient funds to cover these payments, and only if such funds are received before 4:00 p.m. Eastern time on the relevant day. These changes create the risk that the principal or interest on consolidated obligations will not be paid on time if the FHLBanks are not able to fully fund their Federal Reserve Bank account by 4:00 p.m. A failure to make timely payments of principal or interest on consolidated obligations may restrict the ability of the FHLBanks to issue consolidated obligations at attractive rates and adversely affect our results of operations and ability to pay dividends to our members.

The failure of the FHLBanks to set aside, in the aggregate, at least $100 million annually for the AHP could result in an increase in our AHP contribution, which could adversely affect our results of operations and ability to pay dividends to our members.

The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year income for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than ten percent of our regulatory income to the AHP. An increase in our AHP contribution could adversely affect our results of operations and ability to pay dividends to our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Bank maintains its principal offices in leased premises totaling 74,642 square feet of space at 600 California Street in San Francisco, California. The Bank also leases other offices at 580 California Street in San Francisco, California, 307 E. Chapman Avenue in Orange, California, and 1155 15th Street NW in Washington, D.C., as well as off-site business resumption facilities located in San Francisco and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matter submitted to a vote of members in 2005 was the election of directors occurring in the fourth quarter. The rules governing the election of directors were established by the Finance Board and are codified at 12 C.F.R. Part 915.

The Bank has 14 director positions, eight to be elected by the members of the Bank and six to be appointed by the Finance Board. The allocation of elective directorships by state is determined under 12 U.S.C. Section 1427 and is based on the number of shares of capital stock required to be held by the member institutions in each state in the district at the end of the calendar year preceding the election.

The table below shows the total number of elective directorships designated by the Finance Board for each state in the Bank’s district for 2006 and the number of director positions filled in the Bank’s 2005 election of directors.

State	Total Elective Directorships for 2006	Directorships Elected in 2005
Arizona	1	0
California	6	3
Nevada	1	0

District total	8	3

The three California elective director positions filled in the 2005 election of directors have terms commencing on January 1, 2006.

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election if it was a member located in California as of December 31, 2004 (the record date for the election). For each of the three director positions to be filled, an eligible institution could vote the number of shares of capital stock it was required to hold as of December 31, 2004, except that an eligible institution’s vote for each directorship could not exceed the average number of shares of capital stock required to be held by all of the member institutions in California as of December 31, 2004. Eligible institutions participating in the election could not consolidate or divide their three blocks of eligible votes.

The Board of Directors of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. No director (except a director acting in his or her personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship.

Out of 292 institutions eligible to vote in the 2005 election, 170 participated, casting a total of 20,502,238 votes. The following individuals (with the three highest vote counts) were elected to the three California directorships; the directorships have terms beginning January 1, 2006, and ending December 31, 2008:

Name	Member	Votes
Timothy R. Chrisman	Pacific Western National Bank Santa Monica, California	6,276,341

Rick McGill	Broadway Federal Bank, F.S.B. Los Angeles, California	4,915,885

Michael Roster	World Savings Bank, FSB Oakland, California	5,127,476

The following directors serve on the Board:

Term Expires December 31,
Directors in elective directorships:
Arizona
Kenneth R. Harder Executive Vice President and Director Northern Trust Bank, N.A. Phoenix, Arizona	2007

California
Craig G. Blunden Chairman, President, and Chief Executive Officer Provident Savings Bank, F.S.B. Riverside, California	2006

Timothy R. Chrisman Officer Pacific Western National Bank Santa Monica, California	2008

James P. Giraldin President and Chief Operating Officer First Federal Bank of California Santa Monica, California	2006

D. Tad Lowrey Vice President Fullerton Community Bank Fullerton, California	2006

Rick McGill Director Broadway Federal Bank, F.S.B. Los Angeles, California	2008

Michael Roster Executive Vice President, General Counsel and Secretary World Savings Bank, FSB Oakland, California	2008

Nevada
David A. Funk Director and President Nevada Security Bank Reno, Nevada	2007

Directors in appointive directorships:
Monte L. Miller Chief Executive Officer KeyState Corporate Management Las Vegas, Nevada	2006

Scott C. Syphax President and Chief Executive Officer Nehemiah Corporation of America Sacramento, California	2006

The Board of Directors has four appointed directorships that have not been filled by the Finance Board.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bank is cooperatively owned. The members and former members own all the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage loan business almost exclusively with members. There is no established marketplace for the Bank’s stock. The Bank’s stock is not publicly traded. It may be redeemed at par value, $100 per share, upon notice, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank’s capital requirements as of April 1, 2004, is set forth in Note 13 to the Financial Statements under “Item 15. Exhibits, Financial Statement Schedules.” At February 28, 2006, the Bank had 382 members and 97.0 million shares of capital stock outstanding.

The Bank’s dividend rates declared (annualized) are listed in the table below and are calculated based on the $100 per share par value. All dividends except fractional shares were paid in the form of additional shares of capital stock.

Quarter	2005 Rate	2004 Rate
First	4.25%	3.95%
Second	4.21	4.68
Third	4.58	3.70
Fourth	4.67	3.97

Additional information regarding the Bank’s dividends is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Dividends” and in Note 13 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2005	2004	2003	2002	2001
Selected Balance Sheet Items at Period End
Total Assets	$223,602	$184,982	$132,390	$116,129	$135,384
Advances	162,873	140,254	92,330	81,237	102,255
Mortgage Loans	5,214	6,035	6,445	262	—
Held-to-Maturity Securities	29,691	23,839	18,263	17,879	16,544
Federal Funds Sold	16,997	8,461	5,434	6,068	8,445
Consolidated Obligations:[1]
Bonds	182,625	148,109	92,751	95,822	104,685
Discount Notes	27,618	26,257	31,882	12,447	21,283
Capital Stock – Class B – Putable[2]	9,520	7,765	—	—	—
Capital Stock – Putable[2]	—	—	5,739	5,586	6,752
Total Capital	9,648	7,900	5,846	5,685	6,809

Operating Results
Net Interest Income	$683	$542	$445	$524	$569
Other (Loss)/Income	(100)	(76)	55	(56)	66
Other Expense	81	68	60	70	55
Assessments	133	105	117	106	153
Cumulative Effect of Adopting SFAS 133	—	—	—	—	(2)

Net Income	$369	$293	$323	$292	$425

Other Data
Net Interest Margin	0.34%	0.34%	0.39%	0.43%	0.42%
Operating Expenses as a Percent of Average Assets	0.04	0.04	0.05	0.04	0.04
Return on Assets	0.18	0.18	0.28	0.23	0.31
Return on Equity	4.22	4.23	5.90	4.73	6.49
Dividend Rate	4.44	4.07	4.29	5.45	5.99
Spread of Dividend Rate to Dividend Benchmark[3]	1.22	1.58	1.50	2.09	1.30
Dividend Payout Ratio	102.96	93.19	71.09	112.57	91.05
Capital to Assets Ratio[4]	4.34	4.30	4.42	4.90	5.03
Duration Gap (in months)	1	1	1	1	1

1	As provided by the Federal Home Loan Bank Act of 1932, as amended, or Federal Housing Finance Board (Finance Board) regulation, all Federal Home Loan Banks (FHLBanks) have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Yearend	Par amount
2005	$937,460
2004	869,242
2003	759,529
2002	680,695
2001	637,332

2	On April 1, 2004, the Bank exchanged its capital stock – putable for capital stock – Class B – putable.
3	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield calculated as the average of the three-year and five-year Treasury note yields.
4	This ratio is based on regulatory capital, which includes a small amount of mandatorily redeemable capital stock that is classified as a liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; and the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s financial statements and notes, which begin on page 86.

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings or sell more mortgage loans to the Bank under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank may also repurchase excess capital stock from members as their advances or mortgage loan balances decline. As a result of these strategies, the Bank has been able to achieve its mission by meeting member credit needs and to pay market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank measures its dividend rate on its capital stock relative to a unique dividend benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield calculated as the average of the three-year and five-year Treasury note yields. The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annual dividend rate for 2005 was 4.44%, compared to 4.07% in 2004. The increase in the annual dividend rate primarily reflects a higher yield on invested capital, partially offset by a lower net interest spread on the mortgage portfolio during 2005 relative to 2004. The spread between the dividend rate and the dividend benchmark decreased to 1.22% for 2005 from 1.58% for 2004. The decrease was also due, in part, to the lower net interest spread on the mortgage portfolio. In addition, higher market interest rates in 2005 relative to 2004 caused an increase in the dividend benchmark and in the yield on invested capital. However, because of the effect of assessments, the yield on invested capital after assessments increased by a smaller amount than the increase in the benchmark yield, resulting in a lower spread.

Total assets grew to $223.6 billion at December 31, 2005, from $185.0 billion at December 31, 2004. This growth was primarily attributable to an increase in advances to $162.9 billion from $140.3 billion; an increase in Federal funds sold to $17.0 billion from $8.5 billion; and an increase in held-to-maturity securities, primarily mortgage-backed securities (MBS), to $29.7 billion from $23.8 billion.

Net income for 2005 totaled $369 million, compared to $293 million in 2004. The increase reflects higher net interest income, which increased $141 million, or 26%, to $683 million in 2005 from $542 million in 2004. The increase in net interest income was driven primarily by higher average interest-earning assets outstanding, combined with higher average capital balances and a higher yield on invested capital.

The net effect of fair value adjustments on trading securities, derivatives, and hedged items resulted in a net fair value loss of $44 million in 2005, compared to a net fair value loss of $4 million in 2004. The net fair value losses in 2005 primarily reflected unrealized fair value adjustments. Net unrealized fair value gains or losses are primarily a matter of timing because they will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Results of Operations

Comparison of 2005 to 2004

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2005, 2004, and 2003, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2005				2004				2003
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$4,651		$151	3.25%	$4,228		$61	1.44%	$3,681		$44	1.19%
Securities purchased under agreements to resell	1,031		37	3.59	2,554		33	1.29	2,606		30	1.15
Federal funds sold	12,705		424	3.34	7,994		111	1.39	6,809		78	1.14
Trading securities
MBS	253		14	5.53	365		21	5.75	438		26	5.94
Other investments	23		1	4.35	494		7	1.42	392		5	1.28
Held-to-maturity securities
MBS	23,849		1,028	4.31	18,252		666	3.65	14,418		551	3.82
Other investments	2,429		84	3.46	2,634		40	1.52	2,213		30	1.36
Mortgage loans	5,634		280	4.97	6,306		309	4.90	2,972		138	4.66
Advances[1]	151,327		5,092	3.36	115,530		1,841	1.59	79,420		1,144	1.44
Deposits for mortgage loan program with other Federal Home Loan Bank (FHLBank)	—		—	2.93	4		—	1.10	10		—	1.30
Loans to other FHLBanks	6		—	3.47	12		—	1.17	12		—	1.14

Total interest-earning assets	201,908		7,111	3.52	158,373		3,089	1.95	112,971		2,046	1.81
Other assets[2]	1,995		—	—	1,944		—	—	2,596		—	—

Total Assets	$203,903		$7,111	3.49%	$160,317		$3,089	1.93%	$115,567		$2,046	1.77%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$170,312		$5,709	3.35%	$122,551		$2,164	1.77%	$89,928		$1,392	1.55%
Discount notes[1]	22,102		700	3.17	28,528		376	1.32	17,357		206	1.19
Deposits	554		16	2.89	584		6	1.03	417		3	0.85
Borrowings from other FHLBanks	10		—	2.74	3		—	1.30	—		—	1.20
Mandatorily redeemable capital stock	50		2	4.44	13		1	4.07	—		—	—
Other borrowings	17		1	5.88	6		—	1.57	9		—	1.16

Total interest-bearing liabilities	193,045		6,428	3.33	151,685		2,547	1.68	107,711		1,601	1.49
Other liabilities[2]	2,120			—	1,735		—	—	2,379		—	—

Total Liabilities	195,165		6,428	3.29	153,420		2,547	1.66	110,090		1,601	1.45
Total Capital	8,738			—	6,897		—	—	5,477		—	—

Total Liabilities and Capital	$203,903		6,428	3.15%	$160,317		$2,547	1.59%	$115,567		$1,601	1.39%

Net Interest Income			$683				$542				$445

Net Interest Spread[3]				0.19%				0.27%				0.32%

Net Interest Margin[4]				0.34%				0.34%				0.39%

Total Average Assets/Capital Ratio[5]	23.2	x			23.2	x			21.1	x

Interest-earning Assets/ Interest-bearing Liabilities	1.0	x			1.0	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2005 compared to 2004. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2005 Compared to 2004

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$90	$12	$78
Securities purchased under agreements to resell	4	(55)	59
Federal funds sold	313	151	162
Trading securities:
MBS	(7)	(6)	(1)
Other investments	(6)	(20)	14
Held-to-maturity securities:
MBS	362	239	123
Other investments	44	(6)	50
Mortgage loans	(29)	(33)	4
Advances[2]	3,251	1,152	2,099

Total interest-earning assets	4,022	1,434	2,588

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	3,545	1,549	1,996
Discount notes[2]	324	(198)	522
Deposits	10	(1)	11
Mandatorily redeemable capital stock	1	1	—
Other borrowings	1	1	—

Total interest-bearing liabilities	3,881	1,352	2,529

Net interest income	$141	$82	$59

1	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
2	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 0.34% in both 2005 and 2004. The net interest margin remained flat because of offsetting factors resulting primarily from a higher yield on invested capital, offset by lower profit spreads on the combined mortgage loan and MBS portfolios.

The net interest spread was 8 basis points lower during 2005 compared to 2004. The decrease was primarily due to lower profit spreads on the combined mortgage loan and MBS portfolios, reflecting higher market rates on short- and intermediate-term financing, along with the effects of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). The increased volume of lower-spread advances relative to the overall asset mix also contributed to the decrease in the net interest spread.

Net Interest Income.  Net interest income in 2005 was $683 million, a 26% increase from $542 million in 2004. The increase was largely the result of higher average interest-earning assets outstanding, particularly in the advances and MBS portfolios, combined with higher average capital balances and a higher yield on invested capital.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $445 million to the increase in interest income in 2005 compared to 2004. Of this increase, $363 million was the result of higher average yields on investments and $82 million was the result of a 16% rise in average non-MBS investment balances, primarily in Federal funds sold.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $326 million in 2005 compared to 2004. Of this increase, $233 million was the result of a 29% increase in average MBS outstanding, $122 million was the result of higher average yields on MBS investments, and $4 million was the result of higher average yields on mortgage loans, partially offset by a $33 million decrease as a result of lower average mortgage loans outstanding. The increase was further offset by the impact in 2005 of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased interest income by $7 million in 2005 compared to a decrease of $0.4 million in 2004.

Interest income from advances increased $3.3 billion, which consisted of $1.2 billion from a 31% increase in average advances outstanding, reflecting higher member demand during 2005 relative to 2004, and $2.1 billion as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 27% from 2004 to 2005, resulting in a $3.9 billion increase in interest expense for 2005 relative to 2004. Higher average balances of consolidated obligation bonds, which were issued primarily to finance growth in intermediate-term advances, contributed $1.5 billion to the increase in interest expense during 2005, while lower average balances of consolidated obligation discount notes offset the increase in interest expense by $198 million. In addition, higher interest rates on consolidated obligations outstanding in 2005 compared to 2004 contributed $2.5 billion to the increase in interest expense.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during 2005 compared to 2004. This growth was driven primarily by member demand for advances and increased investment in MBS. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income.  Other (loss)/income was a net loss of $100 million in 2005 compared to a net loss of $76 million in 2004. The increased loss was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

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

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2005 and 2004.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2005 Compared to 2004

(In millions)	2005					2004
	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense On Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$1	$—	$(6)	$(6)	$(11)	$10	$—	$2	$(5)	$7
Consolidated obligations	(52)	(1)	(1)	(32)	(86)	(29)	—	12	(56)	(73)
MBS	—	—	14	(6)	8	—	—	12	(15)	(3)
MPF purchase commitments	—	—	—	—	—	—	—	(1)	—	(1)
Intermediated	—	—	—	—	—	—	—	—	1	1

Total	$(51)	$(1)	$7	$(44)	$(89)	$(19)	$—	$25	$(75)	$(69)

During 2005, net losses on derivatives and hedging activities totaled $89 million compared to net losses of $69 million in 2004. These amounts included net interest expense on derivative instruments used in economic hedges of $44 million in 2005 and $75 million in 2004. The majority of this net interest expense is attributable to a funding strategy that employs callable interest rate swaps matched to discount notes to create, in effect, callable debt. These callable swaps allow the Bank to receive a floating rate linked to the three-month London Interbank Offered Rate (LIBOR) and to pay a fixed rate coupon based on the maturity of the callable swap. The original terms of these callable swaps typically range from 3 to 10 years.

Excluding the $44 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily net unrealized losses of $45 million in 2005. The $45 million net losses consisted of net losses of $54 million attributable to the hedges related to consolidated obligations, partially offset by net gains of $14 million attributable to the economic hedges related to MBS classified as trading and net losses of $5 million attributable to the hedges related to advances.

Excluding the $75 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily net unrealized gains of $6 million in 2004. The $6 million net gains consisted of gains of $12 million attributable to the economic hedges related to MBS classified as trading and $12 million attributable to the hedges related to advances, in which the Bank primarily paid a fixed rate coupon, and losses of $17 million attributable to the hedges related to consolidated obligations, in which the Bank primarily received a fixed rate coupon, reflecting a steady rise in interest rates during 2004.

Other (Loss)/Income also includes the amortization of deferred gains resulting from the 1999 sale of the Bank’s office building in San Francisco, which totaled $1 million in 2005 and $2 million in 2004. The remaining unamortized amount of the deferred gain on the sale of the building was $8 million at December 31, 2005, and $9 million at December 31, 2004. In addition, fees earned on standby letters of credit were $1 million in both 2005 and 2004.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments.  The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the REFCORP. Each FHLBank is required to pay 20% of income calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) after the assessment for AHP, but before the assessment for the REFCORP. In addition, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income/(loss) is defined as GAAP income/(loss) before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The REFCORP and AHP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP and AHP assessments on a monthly basis. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to record an expense for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Federal Housing Finance Board (Finance Board) in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual aggregate quarterly payment by all 12 FHLBanks falls short of $75 million.

The FHLBanks’ aggregate payments through 2005 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2017. The FHLBanks’ aggregate payments through 2005 have satisfied $45 million of the $75 million scheduled payment for the fourth quarter of 2017 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 million annual payments after December 31, 2005, and does not reflect the effects of any restatement of operating results by other FHLBanks.

The scheduled payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

In addition to the FHLBanks’ responsibility to fund the REFCORP, the FHLBank presidents are appointed on a rotating basis to serve as two of the three directors on the REFCORP directorate.

The Bank set aside $41 million for the AHP in 2005, compared to $32 million in 2004, reflecting higher earnings in 2005. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s income, excluding interest expense for mandatorily redeemable capital stock, before charges for the

AHP but after the assessment for the REFCORP. To the extent that the aggregate 10% calculation is less than $100 million, the shortfall is allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the incomes before AHP and REFCORP of the 12 FHLBanks. There was no shortfall for 2005, 2004, or 2003.

The Bank’s total REFCORP and AHP assessments equaled $133 million in 2005, compared with $105 million in 2004. The total assessments in 2005 and 2004 reflect the Bank’s effective “tax” rate on pre-assessment income of 27%.

Return on Equity.  Return on equity (ROE) was 4.22% in 2005, a decrease of 1 basis point from 4.23% in 2004, as the growth in average capital slightly outpaced the growth in net income. Average capital increased 27%, to $8.7 billion in 2005 from $6.9 billion in 2004. Net income increased 26%, to $369 million in 2005 from $293 million in 2004.

Dividends.  The Bank’s annual dividend rate was 4.44% for 2005, compared to 4.07% in 2004. The increase in the dividend rate was primarily due to a higher yield on invested capital, partially offset by lower net interest spreads during 2005 compared to 2004, including narrower profit spreads on the mortgage portfolio driven in part by retrospective adjustments for the amortization of net purchase premiums in accordance with SFAS 91.

The spread between the dividend rate and the dividend benchmark decreased to 1.22% for 2005 from 1.58% for 2004. The decrease was also due, in part, to the decline in the net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in 2005 relative to 2004 caused an increase in the dividend benchmark and in the yield on invested capital. However, because of the effect of assessments, the yield on invested capital after assessments increased by a smaller amount than the increase in the benchmark yield, resulting in a lower spread.

As discussed below, to provide for a build-up of retained earnings, the Bank retained from current earnings $30 million in 2005 and $28 million in 2004, which reduced the annualized dividend rate by 35 basis points in 2005 and by 41 basis points in 2004.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligation debt markets. At December 31, 2005, advances maturing within five years totaled $159.9 billion, significantly in excess of the $0.4 billion of member deposits on that date. At December 31, 2004, advances maturing within five years totaled $138.3 billion, also significantly in excess of the $0.9 billion of member deposits on that date. In addition, as of December 31, 2005 and 2004, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligation debt markets.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from SFAS 133. Retained earnings restricted in accordance with this provision totaled $44 million at December 31, 2005, and $83 million at December 31, 2004. In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. (However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.) As the cumulative net unrealized gains are reversed (by periodic net unrealized losses), the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased; that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of the SFAS 133 category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of these cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to provide for this build-up of restricted retained earnings to reach $130 million by the end of the third quarter of 2007. (For further information regarding this policy, see Note 13 to the Financial Statements.) The retained earnings restricted in accordance with this provision totaled $87 million at December 31, 2005, and $50 million at December 31, 2004.

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 million at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. This provision was no longer needed because the Bank generally hedges fixed rate advances with fixed rate interest rate swaps, which, in effect, converts these advances to floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision became part of the $130 million build-up of restricted retained earnings discussed above.

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

Comparison of 2004 to 2003

The Bank’s annual dividend rate for 2004 was 4.07%, compared to 4.29% in 2003. The spread between the dividend rate and the dividend benchmark increased to 1.58% for 2004 from 1.50% for 2003.

Total assets grew to $185.0 billion at yearend 2004 from $132.4 billion at yearend 2003, primarily due to strong advance growth to $140.3 billion at yearend 2004 from $92.3 billion at yearend 2003.

Net income for 2004 totaled $293 million, compared to $323 million in 2003. This decrease was primarily due to the net effect of unrealized fair value adjustments on trading securities, derivatives, and hedged items, which resulted in a net unrealized fair value gain of $4 million in 2004, compared to $80 million in 2003. Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Net unrealized fair value gains or losses are primarily a matter of timing because they will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Net interest income increased $97 million, or 22%, to $542 million in 2004 from $445 million in 2003. The increase in net interest income was driven primarily by higher average interest-earning assets outstanding, particularly in the advances and mortgage portfolios, combined with higher average capital balances.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2004 compared to 2003. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2004 Compared to 2003

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$17	$8	$9
Securities purchased under agreements to resell	3	(1)	4
Federal funds sold	33	16	17
Trading securities:
MBS	(5)	(4)	(1)
Other investments	2	1	1
Held-to-maturity securities:
MBS	115	140	(25)
Other investments	10	7	3
Mortgage loans	171	163	8
Advances[2]	697	574	123

Total interest-earning assets	1,043	904	139

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	772	574	198
Discount notes[2]	170	147	23
Deposits	3	2	1
Mandatorily redeemable capital stock	1	1	—

Total interest-bearing liabilities	946	724	222

Net interest income	$97	$180	$(83)

1	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
2	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin decreased 5 basis points during 2004 compared to 2003, and the net interest spread also decreased 5 basis points during 2004 compared to 2003. These decreases were primarily due to narrower profit spreads on the advances portfolio, reflecting increased competition from other sources of funding used by the Bank’s members, and lower yields on invested capital. These decreases were partially offset by modestly higher profit spreads on the mortgage loan and MBS portfolios.

Net Interest Income.  Net interest income in 2004 was $542 million, a 22% increase from $445 million in 2003. The increase was largely the result of higher average interest-earning assets outstanding, particularly in the advances and mortgage portfolios, combined with higher average capital balances.

Higher average balances on non-MBS investments (interest-bearing deposits in banks, resale agreements, Federal funds sold, and other non-MBS investments) contributed $31 million to the rise in interest income. Average balances of short-term non-MBS investments rose modestly during 2004, along with the growth in advances and member capital. Higher average yields on non-MBS investments contributed $34 million to the increase in interest income during 2004.

During 2004, interest income from the mortgage portfolio (MBS and mortgage loans) increased $281 million, which included a $299 million increase because of a 40% rise in average mortgage loans and MBS outstanding, partially offset by an $18 million decrease because of lower average yields on the portfolio. The increase was net of the impact in 2004 of retrospective adjustments to the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which reduced interest income by $0.4 million. In contrast, during 2003, retrospective adjustments made in accordance with SFAS 91 increased interest income by $8 million.

Interest income from advances increased $697 million, which consisted of $574 million from a 45% increase in average advances outstanding, reflecting higher member demand during the year, and $123 million as a result of higher average yields because of increases in interest rates for new and adjustable rate advances coupled with paydowns and maturities of lower-yielding advances. The increase was partially offset by a reduction in advance prepayment activity during the year, which led to an $8 million decrease in advance prepayment fees, to $7 million in 2004 from $15 million in 2003.

Paralleling the growth in interest-earning assets, average consolidated obligations funding the earning assets increased 41%, resulting in a $721 million increase in interest expense for the year. In addition, higher interest rates for consolidated obligations issued or repriced in 2004 contributed $221 million to the increase in interest expense in 2004.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during 2004. This growth was driven primarily by member demand for advances, which also increased average capital balances, and by related growth in average MBS and liquidity investment balances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and results may vary significantly from period to period.

Other (Loss)/Income.  Other (loss)/income was a net loss of $76 million in 2004, a decrease of $131 million compared to a net gain of $55 million in 2003. The decrease was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133. Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at fair value so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized gain or loss from the associated asset or liability.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2004 and 2003.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2004 Compared to 2003

(In millions)	2004					2003
	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense On Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$10	$—	$2	$(5)	$7	$5	$—	$—	$—	$5
Consolidated obligations	(29)	—	12	(56)	(73)	59	3	(1)	(26)	35
MBS	—	—	12	(15)	(3)	—	—	15	(20)	(5)
MPF purchase commitments	—	—	(1)	—	(1)	—	—	30	—	30
Intermediated	—	—	—	1	1	—	—	(2)	2	—

Total	$(19)	$—	$25	$(75)	$(69)	$64	$3	$42	$(44)	$65

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

During 2004, the ineffective portion of all hedges, which is included in the net gains/(losses) presented in the preceding table, resulted in a net loss of $69 million. Most of the 2004 loss was attributable to net interest expense on derivative instruments used in economic hedges of $75 million in 2004 compared to $44 million in 2003. The increase in net interest expense reflects the growth in a funding strategy that employs callable interest rate swaps matched to discount notes to create, in effect, callable debt. These swaps allow the Bank to receive a floating rate linked to three-month London Interbank Offered Rate (LIBOR) and to pay a fixed rate coupon based on the maturity of the swap. Swap terms typically range from 3 to 10 years.

Excluding the $75 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily net unrealized gains of $6 million in 2004. The $6 million net gains consisted of gains of $12 million attributable to the economic hedges related to MBS classified as trading and $12 million attributable to the hedges related to advances, in which the Bank primarily paid a fixed rate coupon, and losses of $17 million attributable to the hedges related to consolidated obligations, in which the Bank primarily received a fixed rate coupon, reflecting a steady rise in interest rates during 2004.

Excluding the $44 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily net unrealized gains of $109 million in 2003. The $109 million net gains consisted of $61 million in net gains on the hedges related to consolidated obligations and $45 million in net gains on the hedges of the mortgage portfolio. The 2003 gains in the consolidated obligations portfolio were attributable to narrower spreads between market rates on consolidated obligations and interest rate swaps, which made the Bank’s debt less expensive relative to the market. The 2003 net gains in the mortgage portfolio were mostly attributable to net gains on MPF purchase commitments of $30 million, reflecting the impact of falling interest rates during the delivery commitment period. In addition, derivatives associated with MBS, which are economic hedges on which the Bank generally pays a fixed rate, contributed $15 million to the net gains in 2003, reflecting a rise in interest rates during the year.

Other (Loss)/Income also includes the amortization of deferred gains resulting from the 1999 sale of the Bank’s office building in San Francisco, which totaled $2 million in both 2004 and 2003. The remaining unamortized amount of the deferred gain on the sale of the building was $9 million at December 31, 2004, and $11 million at December 31, 2003. In addition, fees earned on standby letters of credit were $1 million in both 2004 and 2003.

Return on Equity.  ROE was 4.23% in 2004, a decline of 167 basis points from 2003, as a result of the decrease in net income coupled with the increase in average capital. Net income decreased 9%, to $293 million in 2004 from $323 million in 2003, primarily because of the net effect of unrealized fair value adjustments on trading securities, derivatives, and hedged items, as discussed above, partially offset by the increase in net interest income. Average capital increased 26%, to $6.9 billion in 2004 from $5.5 billion in 2003.

Dividends.  The Bank’s annual dividend rate was 4.07% for 2004, compared to 4.29% in 2003. The decrease in the dividend rate was primarily due to narrower profit spreads in the growing advances portfolio, coupled with lower yields on invested capital. To provide for a build-up of retained earnings as discussed above in “Results of Operations – Comparison of 2005 to 2004 – Dividends,” the Bank retained earnings of $28 million in 2004 and $22 million in 2003, which reduced the annual dividend rate by 41 basis points in both 2004 and 2003.

Financial Condition

Total assets were $223.6 billion at December 31, 2005, a 21% increase from $185.0 billion at December 31, 2004. Average total assets were $203.9 billion for 2005, a 27% increase compared to $160.3 billion for 2004. These increases were largely driven by strong growth in advances.

Total liabilities were $214.0 billion at December 31, 2005, a 21% increase from $177.1 billion at December 31, 2004. Average total liabilities were $195.2 billion for 2005, a 27% increase compared to $153.4 billion for 2004. The increases in liabilities reflect increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $210.2 billion at December 31, 2005, and $174.4 billion at December 31, 2004. Average consolidated obligations were $192.4 billion in 2005 and $151.1 billion in 2004.

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $937.5 billion at December 31, 2005, and $869.2 billion at December 31, 2004.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of December 31, 2005, Standard & Poor’s rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of December 31, 2005, Standard & Poor’s continued to assign nine FHLBanks, including the Bank, a long-term credit rating of AAA, and three FHLBanks a long-term credit rating of AA+. As of December 31, 2005, Moody’s Investors Service continued to rate all the FHLBanks AAA. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2005 and 2004, and determined that they have not increased the likelihood that the

Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 15 to the Financial Statements.

Advances-Related Business.  The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $191.2 billion (85% of total assets) at December 31, 2005, from $156.9 billion (85% of total assets) at December 31, 2004, an increase of $34.3 billion, or 22%. The increase was primarily due to higher demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $478 million in 2005, an increase of $163 million, or 52%, compared to $315 million in 2004. The increase was primarily due to an increase in average advance and capital balances and a higher yield on invested capital. The increase was partially offset by a decline in net advance prepayment fees, which decreased $6 million, to $1 million in 2005 from $7 million in 2004. Higher interest rates at the time of the advance prepayments relative to interest rates at the time the advances were originally transacted led to lower prepayment fees on advances prepaid during 2005. In addition, a lower volume of advances were prepaid in 2005 compared to 2004. Members prepaid $1.2 billion of advances in 2005, compared to $2.3 billion in 2004.

Adjusted net interest income for this segment was $315 million in 2004, an increase of $21 million, or 7%, compared to 2003. The increases were primarily due to a strong upsurge in average advance and capital balances, partially offset by narrower profit spreads on the advances portfolio and a lower yield on invested capital in 2004 relative to 2003. The increases were also partially offset by a decline in net advance prepayment fees, which decreased $8 million, to $7 million in 2004 from $15 million in 2003, because of a decrease in prepayment activity during 2004. Members prepaid $2.3 billion of advances in 2004, compared to $3.7 billion in 2003.

Adjusted net interest income for this segment represented 75%, 67%, and 73% of total adjusted net interest income for 2005, 2004, and 2003, respectively.

Advances – Advances outstanding increased 16%, to $162.9 billion at December 31, 2005, from $140.3 billion at December 31, 2004. Advances outstanding included unrealized fair value losses of $339 million at December 31, 2005, and unrealized fair value losses of $5 million at December 31, 2004. The increase in the unrealized fair value losses of hedged advances from December 31, 2004, to December 31, 2005, was primarily attributable to the effects of higher short-term and intermediate-term interest rates on the fair value of hedged fixed rate advances and hedged adjustable rate advances that contain caps on the interest rates that members may pay.

The components of the advances portfolio at December 31, 2005 and 2004, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	2005	2004
Standard advances:
Adjustable – LIBOR-indexed	$83,775	$45,252
Adjustable – other indices	2,479	342
Fixed	40,824	65,003
Daily variable rate	5,460	4,010

Subtotal	132,538	114,607

Customized advances:
Adjustable – amortizing	7	9
Adjustable – constant maturity	1,750	—
Adjustable – LIBOR-indexed with caps or floors	562	1,187
Adjustable – LIBOR-indexed with caps and/or floors and partial prepayment symmetry (PPS)[1]	13,300	11,300
Adjustable – 3-month T-bill average	8,000	8,000
Adjustable – 12-month Treasury average	1,750	1,750
Fixed – amortizing	841	812
Fixed with PPS[1]	960	305
Fixed – callable at member’s option	971	837
Fixed – putable at Bank’s option	2,528	1,444

Subtotal	30,669	25,644

Total par value	163,207	140,251
SFAS 133 valuation adjustments	(339)	(5)
Net unamortized premiums	5	8

Total	$162,873	$140,254

1	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

During 2005, adjustable rate advances with terms of one year or more increased by $43.7 billion to $111.6 billion and short-term adjustable rate advances increased by $1.5 billion to $5.5 billion, while short-term fixed rate advances decreased by $19.4 billion to $17.4 billion and fixed rate advances with terms of one year or more decreased by $2.9 billion to $28.7 billion.

Advances grew $22.6 billion, reaching a new record of $162.9 billion in advances outstanding at December 31, 2005. Of this $22.6 billion increase, $14.4 billion, or 64%, was attributable to a net increase in advances outstanding to the Bank’s three largest members, as they continued to use advances to fund mortgage portfolio growth. The remaining growth reflected significant growth in advances across most member segments, asset sizes, and charter types. In total, 152 institutions increased their advance borrowings during 2005, while 82 institutions decreased their advance borrowings.

Average advances were $151.3 billion in 2005, a 31% increase from $115.5 billion in 2004. The increase in average advances reflected members’ continued use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members, and also to generate earnings to enable the Bank to increase the dividends paid to members. The Bank’s total non-MBS investment portfolio was $27.4 billion as of December 31, 2005, an increase of $11.2 billion, or 69%, from $16.2 billion as of December 31, 2004. During 2005, Federal funds sold increased $8.5 billion, interest-bearing deposits in banks increased $1.7 billion, resale agreements increased $0.8 billion, commercial paper increased $0.5 billion, and discount notes issued by Fannie Mae increased $0.2 billion, while housing finance agency bonds decreased $0.5 billion. The overall increase in non-MBS investments was primarily driven by the 16% increase in advances and 22% increase in total capital during 2005.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $32.6 billion, or 22%, from $149.0 billion at December 31, 2004, to $181.6 billion at December 31, 2005. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these consolidated obligation bonds are issued, typically the Bank simultaneously enters into interest rate exchange agreements with features that offset the complex features of the bonds and, in effect, convert the bonds to adjustable rate instruments tied to an index, primarily LIBOR. For example, the Bank uses fixed rate callable bonds that are typically offset with interest rate exchange agreements with call features that offset the call options embedded in the callable bonds. This combined financing structure enables the Bank to meet its funding needs at costs not generally attainable solely through the issuance of non-callable debt. These transactions generally receive fair value hedge accounting treatment under SFAS 133. Despite the fair value hedge classification, the interest rate movements of the Bank’s debt instruments and hedging instruments are highly but not perfectly correlated. As a result, there has been and may continue to be the potential for significant accounting income volatility arising from periodic net unrealized fair value gains or losses from the Bank’s portfolio of hedged callable bonds resulting from interest rate movements. Given the size of the Bank’s portfolio, relatively minor differences in rate movements can contribute to fair value changes resulting in significant income volatility.

At December 31, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $231.0 billion, of which $56.2 billion were hedging advances and $174.8 billion were hedging consolidated obligations that were funding advances. At December 31, 2004, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $191.7 billion, of which $70.2 billion were hedging advances and $121.5 billion were hedging consolidated obligations that were funding advances. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of December 31, 2005 and 2004.

Market Instrument	2005	2004
Federal Reserve target rate for overnight Federal funds	4.25%	2.25%
3-month Treasury bill	4.08	2.22
3-month LIBOR	4.54	2.56
2-year Treasury note	4.40	3.07
5-year Treasury note	4.35	3.61

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in 2005 were higher than the costs of comparable bonds and discount notes issued in 2004, consistent with the general rise in short- and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved modestly in 2005 from 2004 levels because of several factors. These factors included a slowdown in the growth in the supply of agency debt as a result of the slower growth of two other major GSE debt issuers (Fannie Mae and Freddie Mac), continued strong investor demand for intermediate-term GSE debt, and modest increases in short- and intermediate-term market interest rates, all of which tend to increase the differences between agency debt costs and other market rates.

All sectors of FHLBank System consolidated obligation debt experienced improvement in their relative cost compared to market benchmark rates in 2005 compared to 2004. The average cost of discount notes relative to comparable term LIBOR rates improved between 0.04% and 0.05%. The average cost of intermediate-term non-callable bonds and callable bonds relative to rates of LIBOR-indexed interest rate swaps improved between 0.01% and 0.02%.

At December 31, 2005, the Bank had $97.1 billion of swapped intermediate-term non-callable bonds and $47.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 79% of the Bank’s total consolidated obligation bonds outstanding. The Bank increased its swapped non-callable bonds outstanding by $46.8 billion in 2005, as investors exhibited stronger demand for the FHLBank System’s non-callable fixed rate and adjustable rate bonds compared to callable bonds.

At December 31, 2004, the Bank had $50.3 billion of swapped intermediate-term non-callable bonds and $53.1 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding.

These swapped callable and non-callable bonds are used in part to fund the Bank’s advances portfolio. In general, the Bank does not match-fund advances with consolidated obligations. Instead, the Bank uses interest rate exchange agreements to, in effect, convert the advances to floating rate LIBOR-indexed assets (except overnight advances and adjustable rate advances that are already indexed to LIBOR) and to, in effect, convert the consolidated obligation bonds to floating rate LIBOR-indexed liabilities.

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

At December 31, 2005, assets associated with this segment were $32.4 billion (15% of total assets), an increase of $4.3 billion, or 15%, from $28.1 billion at December 31, 2004. The increase was primarily due to increased investments in MBS. In contrast, mortgage loan purchase activity was subdued during 2005 because (i) the originations of conforming fixed rate mortgage loans were lower in 2005, (ii) member business strategies resulted in sales of these mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets.

Average mortgage loans decreased $0.7 billion and average MBS investments increased $5.5 billion in 2005 compared to 2004. The increase in average MBS investments reflected the Bank’s strategy of maintaining MBS investments close to the regulatory limit of three times capital; capital grew significantly in 2005 because of growth in advances.

Adjusted net interest income for this segment was $161 million in 2005, an increase of $9 million, or 6%, from $152 million in 2004. The increase was primarily the result of increased earnings on MBS as a result of higher average MBS outstanding. The increase was partially offset by narrower profit spreads on the mortgage portfolio, including the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased adjusted net interest income by $7 million in 2005 and $0.4 million in 2004.

Adjusted net interest income for this segment was $152 million in 2004, an increase of $45 million, or 42%, from 2003. The increase was primarily the result of increased earnings on the mortgage loan and MBS portfolios, reflecting higher average balances and modestly higher portfolio spreads. The increase was net of the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which reduced adjusted net interest income by $0.4 million in 2004. In contrast, during 2003, retrospective adjustments made in accordance with SFAS 91 increased adjusted net interest income by $8 million. Average mortgage loans increased $3.3 billion and average MBS investments increased $3.8 billion in 2004 compared to 2003. The increase in average MBS investments reflected the Bank’s strategy of maintaining MBS investments close to the regulatory limit of three times capital; average capital grew significantly in 2004 because of the growth in advances.

Adjusted net interest income for this segment represented 25%, 33%, and 27% of total adjusted net interest income for 2005, 2004, and 2003, respectively.

MPF Program – Under the MPF Program, the Bank may purchase FHA-insured and VA-guaranteed and conventional conforming fixed rate residential mortgage loans directly from eligible members. Under the program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The Bank manages the interest rate risk and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk – MPF Program.”

Mortgage loans purchased by the Bank under the MPF Program generally must comply with the underwriting standards set forth in the MPF Origination Guide. The loans must be qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years or 15- and 30-year FHA-insured and VA-guaranteed fixed rate, first lien mortgage loans. A conventional loan is one that is not insured by the federal government or any of its agencies. Under the MPF Program, a conforming loan is one that does not exceed the conforming loan limits for loans purchased by Fannie Mae based on data published by the Finance Board and on supervisory guidance issued by the Office of Federal Housing Enterprise Oversight. All MPF loans must be secured by owner-occupied, single-family residential properties.

The MPF Servicing Guide establishes the MPF Program requirements for loan servicing and servicer eligibility. The member makes representations that all mortgage loans delivered to the Bank have the characteristics of an investment quality mortgage. An investment quality mortgage is a loan that is made to a borrower from whom repayment of the debt can be expected, is adequately secured by real property, and is originated and serviced in accordance with the MPF Origination Guide and MPF Servicing Guide.

The Federal Home Loan Bank (FHLBank) of Chicago, which developed the MPF Program, establishes the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; establishes pricing and manages the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the Bank for MPF loans and is compensated for these services through fees paid by the Bank.

If the FHLBank of Chicago were to reduce its involvement in the MPF Program, the Bank believes that it would still be able to fulfill its outstanding commitments to purchase mortgage loans from members. The FHLBank of Chicago is obligated to provide operational support to the Bank until December 31, 2007. After that, the FHLBank of

Chicago must give the Bank 60 days’ notice if it intends to discontinue providing this support for loans purchased after that date. However, the FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased as of that date until those loans are fully repaid. The Bank does not have a plan to offer a mortgage purchase program to its members for new transactions in the event the FHLBank of Chicago terminates its obligation to support the MPF Program after December 31, 2007. The Bank will determine whether and how to continue purchasing mortgage loans if and when the FHLBank of Chicago announces any reduction in its activities with regard to the MPF Program.

At December 31, 2005 and 2004, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in Management’s Discussion and Analysis under “Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2005 and 2004, were as follows:

(In millions)	2005	2004
MPF Plus	$4,751	$5,548
Original MPF	482	509

Subtotal	5,233	6,057
Unamortized premiums	18	31
Unamortized discounts	(37)	(53)

Total	$5,214	$6,035

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2005 and 2004, only the FHLBank of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents purchases of MPF loans during 2005, 2004, and 2003. The table shows MPF loans purchased and wholly owned by the Bank and MPF loans purchased by the Bank with participation interests allocated to the Bank and the FHLBank of Chicago:

Purchases of Mortgage Loans

(Dollars in millions)	2005	2004	2003
Amounts purchased and wholly owned by the Bank	$68	$159	$3,740
Participation amounts purchased by FHLBank:
San Francisco	3	280	3,108
Chicago	1	93	1,635

Total amount purchased	$72	$532	$8,483

Number of loans purchased:
Number of loans purchased and wholly owned by the Bank	339	882	19,006
Number of loans participated	17	2,177	25,708

Total number of loans purchased	356	3,059	44,714

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2005 and 2004.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2005	2004
Outstanding amounts wholly owned by the Bank	$3,126	$3,518
Outstanding amounts with participation interests by FHLBank:
San Francisco	2,107	2,539
Chicago	1,186	1,416

Total	$6,419	$7,473

Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	17,021	18,569
Number of outstanding loans participated	20,088	23,135

Total number of loans outstanding	37,109	41,704

The FHLBank of Chicago’s loan participation interest included a total of $2.0 billion of loan purchase transactions since inception in which the Bank allowed the FHLBank of Chicago to participate in lieu of receiving a program contribution fee from the Bank at the time the Bank joined the MPF Program. Under this arrangement, the Bank allowed the FHLBank of Chicago a 50% participation interest in the first $600 million of loans purchased by the Bank from its eligible members. When the cumulative amount of the FHLBank of Chicago’s participation share reached approximately $300 million, the amount of participation interest allocated to the FHLBank of Chicago was reduced to a 25% participation interest.

Beginning in March 2004, for loans purchased after December 31, 2003, the Bank began paying monthly transaction services fees of 5 basis points (annualized) to the FHLBank of Chicago. The transaction services fees are calculated each month on the aggregate outstanding balance of the Bank’s retained interest in loans at the end of the previous month. These transaction services fees were not material in 2005 and 2004.

Under the Bank’s participation agreement with the FHLBank of Chicago, the credit risk is shared pro-rata between the two FHLBanks according to their respective ownership of the loans. The Bank is responsible for credit oversight of the member, which consists of monitoring the financial condition of the member on a quarterly basis and holding collateral to secure the member’s outstanding credit enhancement obligations. Monitoring of the member’s financial condition includes an evaluation of its capital, assets, management, earnings, and liquidity. Any material adverse change in a member’s financial condition affecting the member’s continuing eligibility could result in suspension of the member from further participation in the MPF Program.

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio.

The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio of $0.5 million as of December 31, 2005, and $0.3 million as of December 31, 2004.

The Bank evaluates the allowance for credit losses on MPF Plus mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for potential credit losses on MPF Plus loans.

During the third quarter of 2005, two significant hurricanes, Hurricane Katrina and Hurricane Rita, struck the Gulf Coast region of the United States. The Bank has mortgage loan exposure in the areas affected by the hurricanes. Based on the Bank’s analysis of data available to date, the Bank estimated its potential loss exposure for mortgage loans in the affected areas at $0.2 million and established an allowance for credit losses in this amount for the MPF Plus mortgage loan portfolio as of December 31, 2005. This estimate is based on the Bank’s analysis of both non-performing and performing mortgage loans located in the Federal Emergency Management Agency (FEMA) disaster areas with potential credit exposure in excess of performance-based credit enhancement fees on a Master Commitment level.

As of December 31, 2004, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2005 and 2004, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2004, the Bank had 21 loans totaling $2 million classified as nonaccrual or impaired. Nine of these loans totaling $1 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio. Currently, the size of the portfolio is limited to a level of two times Bank capital.

MBS Investments – The Bank’s MBS portfolio increased 23% to $27.1 billion, or 279% of Bank capital (as defined by the Finance Board), at December 31, 2005, from $22.0 billion, or 276% of Bank capital, at December 31, 2004. The Bank’s MBS portfolio continued to grow in 2005 because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during 2005 were AAA-rated non-agency MBS with underlying collateral categorized by the Bank as “Alt-A.” Alt-A collateral has higher credit risk because it does not have credit attributes that are typical of prime collateral and includes a high proportion of hybrid adjustable rate mortgages and interest-only loans. The credit enhancement required for these securities to be rated AAA by rating agencies has increased compared to the securities purchased in 2004. In addition, the Bank required from 50% to 200% of additional credit enhancement above the amount required by the rating agencies for AAA-rated investments for most of the MBS purchased during 2005.

MBS purchases must meet the following credit risk and interest rate risk parameters:

•	MBS credit risk parameters: The Bank purchases MBS issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and non-agency MBS rated AAA by Moody’s Investors Service or Standard & Poor’s. Exposure to any one issuer of MBS is limited to 20% of the Bank’s total MBS portfolio. All of the MBS are backed by pools of residential mortgage loans. The Bank prohibits the purchase of MBS backed by pools of commercial mortgage loans and MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics.

•	MBS interest rate risk parameters: The Bank is prohibited from purchasing both adjustable rate MBS with rates at their contractual cap on the trade date and fixed rate MBS that have average lives that vary more than 6 years under an assumed instantaneous interest rate change of 300 basis points. In addition, the Bank is prohibited from purchasing MBS that represent residual interests or interest-only securities in a real estate mortgage investment conduit (REMIC) structure.

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has primarily managed these risks by predominantly purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements that have the economic effect of callable debt.

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge qualifying. The transition provisions of SFAS 133 allowed the Bank to transfer any securities classified as held-to-maturity to trading. The Bank transferred its portfolio of economically hedged MBS to the trading securities category on January 1, 2001; as a result, the unrealized fair value gains or losses on these MBS partially offset the unrealized losses or gains on the associated interest rate exchange agreements. During 2005 and 2004, this designation required the Bank to mark certain MBS to fair value through earnings (for net unrealized losses totaling $14 million and $12 million, respectively) to partially offset the mark-to-fair value of the associated interest rate exchange agreements (for net unrealized gains totaling $13 million and $13 million, respectively), for net unrealized losses of $1 million and net unrealized gains of $1 million, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $4.3 billion, or 15%, from $28.1 billion at December 31, 2004, to $32.4 billion at December 31, 2005, paralleling the growth in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At December 31, 2005, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $13.5 billion, of which $0.1 billion were associated with specific MBS classified as trading securities and $13.4 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At December 31, 2005, $9.2 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Business – Funding Sources.” The Bank’s equity capital resources are governed by the capital plan, which is described in the following “Capital” section.

Liquidity.  The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

During the last three years, the Bank experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $162.9 billion at December 31, 2005. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $9.5 billion at December 31 2005, as the balances of both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $102.0 billion, from $108.2 billion at December 31, 2002, to $210.2 billion at December 31, 2005.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balances of outstanding advances and mortgage loans sold to the Bank increase. The activity-based capital stock requirement is currently 4.7% for advances and 5% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum capital to assets leverage requirement is currently 4.0%. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As changing member credit needs result in reduced advances and mortgage loan balances, members will have capital stock in excess of the amount required by the capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s excess capital stock if the member reduces its advances or its balance of mortgage loans sold to the Bank decreases. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, deposit growth, and the pricing of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Capital.  Total capital as of December 31, 2005, was $9.6 billion, a 22% increase from $7.9 billion as of December 31, 2004. This increase was consistent with the rise in advances during 2005, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

The Bank may repurchase some or all of a member’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion. The Bank must give the member 15 days’ written notice; however, the member may waive this notice period. At its discretion, the Bank may also repurchase some or all of a member’s excess capital stock at the member’s request. Excess capital stock is defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan.

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year notice period.

The Bank’s surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank’s discretion, if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. The Bank generally repurchases capital stock approximately one month after the end of each quarter. On the scheduled repurchase date, the Bank recalculates the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the repurchase.

The Bank repurchased surplus capital stock totaling $728 million in 2005 and $376 million in 2004. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $59 million in 2005 and $2 million in 2004. Excess capital stock totaled $962 million as of December 31, 2005, which included surplus capital stock of $233 million. On January 31, 2006, the Bank repurchased $112 million of surplus capital stock and $2 million of excess capital stock that was not surplus capital stock.

When the Bank repurchases excess stock from a member, the Bank first repurchases any excess stock subject to a redemption notice submitted by that member, followed by the most recently purchased shares of excess stock not subject to a redemption notice, then by shares of excess stock most recently acquired other than by purchase and not subject to a redemption notice, unless the Bank receives different instructions from the member.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements.

Capital Requirements.  The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2005 and 2004.

Regulatory Capital Requirements

	2005		2004
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$862	$9,698	$689	$7,959
Total capital to assets ratio	4.00%	4.34%	4.00%	4.30%
Total capital	$8,944	$9,698	$7,399	$7,959
Leverage ratio	5.00%	6.51%	5.00%	6.45%
Leverage capital	$11,180	$14,547	$9,249	$11,938

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLB Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies.

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from business factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation, concentration among members, the introduction of new competing products and services, increased inter-FHLBank and non-FHLBank competition, initiatives to change the FHLBank System’s status as a GSE, changes in regulatory authority to make advances to members or to invest in mortgage assets, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives.

The identification of business risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and operating plans to address these risks.

If the relative cost of consolidated obligation bonds and discount notes increases, it could compress profit spreads on advances and investments, result in increased rates on advances offered to members, reduce the competitiveness of advances as a wholesale funding source for certain members, and lead to reduced demand for advances by some members that have alternative sources of wholesale funding. Some of the factors that may adversely affect the relative cost of FHLBank System consolidated obligations may be cyclical in nature and may reverse or subside in the future, such as the level of interest rates and the growth rate of the housing GSEs (Fannie Mae, Freddie Mac, and the FHLBanks).

Other factors that may affect the relative cost of FHLBank System consolidated obligations may not reverse in the near future. These factors may include the growing issuance volume of U.S. Treasury securities. Still other factors are event-related and may reverse or may reoccur in the future; these factors include operating issues or losses disclosed by individual GSEs and uncertainty regarding the future statutory and regulatory structure of the housing GSEs. It is not possible at this time to determine the exact impact of these factors and any other potential future events on the future relative cost of the Bank’s participation in consolidated obligations.

Operations Risk

Operations risk is defined as the risk of an unexpected loss to the Bank resulting from human error, fraud, the unenforceability of legal contracts, or deficiencies in internal controls or information systems. The Bank’s operations risk is controlled through a system of internal controls designed to minimize the risk of operational losses. Also, the Bank has established and annually tests its business resumption plan under various disaster scenarios involving offsite recovery and the testing of the Bank’s operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank’s internal controls.

Concentration Risk

Advances.  The following table presents the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of December 31, 2005, 2004, and 2003. It also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2005, 2004, and 2003.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2005		2004		2003
Name of Borrower	Advances Outstanding[1]	Percentage of Total Advances Outstanding	Advances Outstanding[1]	Percentage of Total Advances Outstanding	Advances Outstanding[1]	Percentage of Total Advances Outstanding
Washington Mutual Bank, FA	$56,911	35%	$60,251	43%	$32,439	35%
Citibank (West), FSB	30,627	19	18,294	13	16,039	17
World Savings Bank, FSB	27,712	17	22,282	16	13,500	15

Subtotal	115,250	71	100,827	72	61,978	67
Others	47,957	29	39,424	28	29,974	33

Total par amount	$163,207	100%	$140,251	100%	$91,952	100%

	2005		2004		2003
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank, FA	$1,900	37%	$704	32%	$471	25%
Citibank (West), FSB	804	16	336	15	457	25
World Savings Bank, FSB	844	17	302	14	172	9

Subtotal	3,548	70	1,342	61	1,100	59
Others	1,499	30	862	39	765	41

Total	$5,047	100%	$2,204	100%	$1,865	100%

1	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
2	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Because of this concentration in advances, the Bank has implemented enhanced credit and collateral review procedures for these members. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these members.

If these members were to prepay the advances (subject to the Bank’s limitations on the amount of advance prepayments from a single member in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s dividend rate until appropriate adjustments were made to the Bank’s capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to shrink and grow its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank’s capital plan, Class B stock is redeemable upon five years’ notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2005 and 2004.

Of the nine members participating in the MPF Program at December 31, 2005:

•	$3.9 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 26,418, or 71%, of the total number of loans outstanding at December 31, 2005.

•	$0.8 billion, or 16%, were purchased from IndyMac Bank, FSB (IndyMac). This amount represented 7,407, or 20%, of the total number of loans outstanding at December 31, 2005.

Of the eight members participating in the MPF Program at December 31, 2004:

•	$4.5 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 29,696, or 71%, of the total number of loans outstanding at December 31, 2004.

•	$1.0 billion, or 17%, were purchased from IndyMac. This amount represented 8,588, or 21%, of the total number of loans outstanding at December 31, 2004.

Members participating in the MPF Program, including Washington Mutual Bank and IndyMac, have made representations and warranties that the mortgage loans sold to the Bank comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the member provides that the member is required to repurchase the loan as a result of the breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During 2005, 2004 and 2003, members repurchased 13 loans totaling $1.5 million, 4 loans totaling $0.4 million, and 8 loans totaling $1.0 million, respectively, that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased by the Bank. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating members, including Washington Mutual Bank and IndyMac. The Bank has the right to transfer the servicing at any time, including in the event a participating member does not meet the MPF servicing requirements.

Capital Stock.  The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, outstanding as of December 31, 2005 and 2004.

Concentration of Capital Stock

(Dollars in millions)	2005		2004
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Washington Mutual Bank	$3,350	35%	$3,058	39%
Citibank (West), FSB	1,439	15	913	12
World Savings Bank, FSB	1,317	14	1,057	14

Total	$6,106	64%	$5,028	65%

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2005 and 2004:

Concentration of Derivatives Counterparties

(Dollars in millions)		2005		2004
Derivatives Counterparty	Credit Rating	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$41,773	17%	$33,328	16%
JP Morgan Chase Bank	AA	35,642	15	26,067	13

Subtotal		77,415	32	59,395	29
Others		167,022	68	143,089	71

Total		$244,437	100%	$202,484	100%

For more information regarding credit risk on derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Board regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and to meet its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At

December 31, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement. At December 31, 2004, the Bank’s total capital to assets ratio was 4.30%, 0.30% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term capital markets disruption. The Bank maintained at least three months of liquidity during 2005. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following December 31, 2005 and 2004. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

	Principal Financial Obligations Due And Funds Available for Selected Periods
	As of December 31, 2005		As of December 31, 2004
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$385	$2,836	$750	$1,150
Commitments to purchase investments	—	—	—	276
Maturing member term deposits	18	30	18	49
Discount note and bond maturities and expected exercises of bond call options	3,114	35,628	7,359	39,156

Subtotal obligations	3,517	38,494	8,127	40,631

Sources of available funds:
Maturing investments	7,901	25,967	6,887	14,462
Proceeds from scheduled settlements of discount notes and bonds	1,156	1,401	410	1,060
Maturing advances and scheduled prepayments	—	25,249	8,882	37,103

Subtotal sources	9,057	52,617	16,179	52,625

Net funds available	$5,540	$14,123	$8,052	$11,994

Additional contingent sources of funds:[1]
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$22,020	$18,135	$18,135
Housing finance agency bonds	—	1,030	1,476	1,476
Marketable money market investments	7,362	—	5,055	—

1	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of security dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by a securities dealer.

In addition, the U.S. Secretary of the Treasury is authorized, at his/her discretion, to purchase up to $4.0 billion of consolidated obligations.

The Bank projects the amount and timing of expected exercises of the call options of callable bonds for which it is the primary obligor in its liquidity and debt issuance planning. The projections of expected exercises of bond calls are performed at then-current interest rates and at both higher and lower levels of interest rates.

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

Advances.  The Bank manages the credit risk associated with lending to members by closely monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms. The Bank has never experienced a credit loss on an advance.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2005 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $567 million or less.

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

The Bank evaluates the type of collateral pledged by members and assigns a borrowing capacity to the collateral, generally based on a percentage of its fair value. The borrowing capacities include a margin that incorporates components for: secondary market discounts for credit attributes and defects, potential risks and estimated costs to liquidate, and the risk of a decline in the fair value of the collateral.

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

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (for example, specific identification, blanket lien, or required delivery), collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member. The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis and adheres to the Bank’s Collateral Guide when assigning borrowing capacities.

The Bank examines a statistical sample of each member’s pledged loans during the member’s collateral field review, which is conducted once every six months to three years, depending on the risk profile of the member and the pledged collateral. The loan examination validates the loan ownership and existence of the loan note, determines whether the Bank has a perfected interest in the loan, and validates that the critical legal documents exist and are accessible to the Bank. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

The following tables present a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of December 31, 2005 and 2004. Almost all credit outstanding and collateral borrowing capacity are with members that have the top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one being the highest credit quality rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Charter Type

December 31, 2005

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Charter	Number	Number	Credit Outstanding[1]	Total	Used
Savings institutions	32	30	$137,874	$ 195,958	70%
Commercial banks	244	168	22,426	42,332	53
Thrift and loan companies	12	12	1,498	2,958	51
Credit unions	84	46	2,434	6,789	36
Insurance companies	4	—	—	—	—

Total	376	256	$164,232	$ 248,037	66%

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

December 31, 2005

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	318	235	$163,683	$ 247,028	66%
4-6	55	20	545	1,003	54
7-10	3	1	4	6	67

Total	376	256	$164,232	$ 248,037	66%

1 Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
2 Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member Credit Outstanding and Collateral Borrowing Capacity

By Charter Type

December 31, 2004

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Charter	Number	Number	Credit Outstanding[1]	Total	Used
Savings institutions	35	30	$122,478	$ 184,952	66%
Commercial banks	235	160	15,519	30,826	50
Thrift and loan companies	9	9	2,071	3,785	55
Credit unions	73	34	1,414	4,423	32
Insurance companies	4	—	—	—	—

Total	356	233	$141,482	$ 223,986	63%

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

December 31, 2004

(Dollars in millions)	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	275	191	$140,367	$ 222,114	63%
4-6	80	41	1,113	1,867	60
7-10	1	1	2	5	40

Total	356	233	$141,482	$ 223,986	63%

1 Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
2 Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Based on the borrowing capacity of collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management.

MPF Program.  Both the Bank and the FHLBank of Chicago must approve a member to become a participant in the MPF Program. To be eligible for approval, a member must meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

The Bank and any member selling loans to the Bank through the MPF Program share in the credit risk of the loans sold by that member as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally have a credit risk exposure equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Board’s acquired member asset (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

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

The First Loss Account provided by the Bank is a memorandum account, a record-keeping mechanism the Bank uses to track the amount of potential expected losses for which it is liable on each Master Commitment (before the member’s credit enhancement is used to cover losses).

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, is sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology has been confirmed by a nationally recognized statistical rating organization (NRSRO) as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the First Loss Account and the member’s credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor has of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

Before delivering loans for purchase under the MPF Program, the member submits data on the individual loans to the FHLBank of Chicago, which calculates the loan level credit enhancement needed. The rating agency model used considers many characteristics, such as loan-to-value ratio, property type, loan purpose, borrower credit scores, level of loan documentation, and loan term, to determine the loan level credit enhancement. The resulting credit enhancement amount for each loan purchased is accumulated under a Master Commitment to establish a pool level credit enhancement amount for the Master Commitment. A member may have multiple Master Commitments, each of which is unique based on the actual loans delivered under the Master Commitment.

The Bank’s mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: Original MPF and MPF Plus, which differ from each other in the way the amount of the First Loss Account is determined, the options available for covering the member’s credit enhancement obligation, and the fee structure for the credit enhancement fees.

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member’s credit enhancement to the extent available.

The First Loss Account for Original MPF for the years ended December 31, 2005, 2004, and 2003, was as follows:

First Loss Account for Original MPF

(Dollars in millions)	2005	2004	2003
Balance at beginning of period	$0.3	$0.1	$—
Amount accumulated during period	0.2	0.2	0.1

Balance at end of period	$0.5	$0.3	$0.1

The member’s credit enhancement obligation under Original MPF must be collateralized by the member in the same way that advances from the Bank are collateralized, as described under “Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the member a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.5 million in 2005, $0.5 million in 2004, and $0.3 million in 2003 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account is negotiated for each Master Commitment. The member typically provides credit enhancement under MPF Plus by purchasing a supplemental mortgage insurance policy that equals its credit enhancement obligation. The Bank manages credit exposure to supplemental mortgage insurance carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by supplemental mortgage insurance must be fully collateralized in the same way that advances from the Bank are collateralized, as described under “Credit Risk – Advances.” Typically, the amount of the First Loss Account is equal to the deductible on the supplemental mortgage insurance policy. However, the supplemental mortgage insurance policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the supplemental mortgage insurance policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the supplemental mortgage insurance policy. If the deductible on the supplemental mortgage insurance policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the supplemental mortgage insurance policy deductible has been met. Once the deductible has been met, the supplemental mortgage insurance policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the supplemental mortgage insurance policy, credit losses on loans not covered by the policy, and all special hazard losses, if any. At December 31, 2005 and 2004, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. None of the supplemental mortgage insurance at December 31, 2005 and 2004, was provided by member institutions or their affiliates.

The First Loss Account for MPF Plus for the years ended December 31, 2005, 2004, and 2003, was as follows:

First Loss Account for MPF Plus

(Dollars in millions)	2005	2004	2003
Balance at beginning of period	$13	$12	$1
Amount accumulated during period	—	1	11

Balance at end of period	$13	$13	$12

Under MPF Plus, the Bank pays the member a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank realized a de minimis loss in 2005 on the sale of one real-estate-owned property acquired as a result of foreclosure on one MPF Plus loan and expects to recover the loss through the performance credit enhancement fees. No performance credit enhancement fees had been forgone as of December 31, 2005, 2004, and 2003. The Bank reduced net interest income for credit enhancement fees totaling $5 million in 2005, $6 million in 2004, and $2 million in 2003 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $2 million, $2 million, and $1 million at December 31, 2005, 2004, and 2003, respectively.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the balance sheet date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies as of December 31, 2005, 2004, and 2003, were as follows:

(Dollars in millions)	2005	2004	2003
30 – 59 days delinquent	$24	$24	$35
60 – 89 days delinquent	4	2	1
90 days or more delinquent	4	2	—

Total delinquencies	$32	$28	$36

Nonaccrual loans[1]	$4	$2	$—
Loans past due 90 days or more and still accruing interest	—	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.59%	0.47%	0.56%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.08%	0.04%	—

1	Nonaccrual loans included 20 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2005, and 9 loans totaling $1 million that were in foreclosure or bankruptcy as of December 31, 2004.

For the year ended December 31, 2005, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans was not material.

The weighted average age of the Bank’s MPF mortgage loan portfolio was 29 months as of December 31, 2005, and 18 months as of December 31, 2004.

Delinquencies amounted to 0.59% of the total loans in the Bank’s portfolio as of December 31, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 2.19% in the third quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.47% of the total loans in the Bank’s portfolio as of December 31, 2004, which was below the national delinquency rate for prime fixed rate mortgages of 2.23% in the fourth quarter of 2004 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. Therefore, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey.

Estimated losses on the Bank’s MPF mortgage loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance were not material in 2005 and 2004. These estimated losses are evaluated and included in the Bank’s assessment of its allowance for credit losses. Since these losses are expected to be recovered through the performance credit enhancement fees, no realized losses were incurred in 2005 and 2004. There were no estimated losses on MPF loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance in 2003.

Investments.  The Bank has adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposits (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties.

Bank policies set forth the capital and creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be FDIC-insured financial institutions or domestic branches of foreign commercial banks. In addition, for any unsecured credit line, a member counterparty must have at least $100 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital and a nonmember must have at least $250 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital. Additional guidelines are as follows:

		Unsecured Credit Limit Amount is the Lower of Percentage of Bank Capital or Percentage of Counterparty Capital
	Long Term Credit Rating[1]	Maximum Percentage Limit for Outstanding Term[2]	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	9
	A	9	18	9
	BBB	3	6	9

Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

1	Long term credit rating scores are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.
2	Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank’s unsecured investment credit limits and terms for member counterparties are less stringent than for nonmember counterparties because the Bank has access to more information from members to assist in evaluating the member counterparty credit risk.

The Bank’s investments also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds currently are all AAA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. Bank policy limits these investments to $3 billion of AAA-rated bonds and $250 million of AA-rated bonds.

In addition, the Bank’s investments include AAA-rated non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The MBS guaranteed by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. Bank policy limits these MBS investments in total to three times the Bank’s capital. The Bank does not have investment credit limits and terms that differ for members and nonmembers for these investments.

Consistent with the Bank’s investment objectives and subject to the credit limits described above, the Bank executes all investments, non-MBS and MBS, without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

The following table presents the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)	December 31, 2005
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$5,719	$1,180	$6,899
Securities purchased under agreements to resell[2]	750	—	—	750
Federal funds sold	—	11,602	5,395	16,997
Trading securities:
MBS:
GNMA	49	—	—	49
FHLMC	15	—	—	15
FNMA	64	—	—	64

Total trading securities	128	—	—	128

Held-to-maturity securities:
Commercial paper	—	557	710	1,267
Discount notes – FNMA	248	—	—	248
Housing finance agency bonds MBS:	1,211	—	—	1,211
GNMA	36	—	—	36
FHLMC	207	—	—	207
FNMA	522	—	—	522
Non-agency	26,200	—	—	26,200

Total held-to-maturity securities	28,424	557	710	29,691

Total investments	$29,302	$17,878	$7,285	$54,465

	December 31, 2004
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$4,916	$335	$5,251
Federal funds sold	—	5,394	3,067	8,461
Trading securities:
Housing finance agency bonds	266	—	—	266
MBS:
GNMA	67	—	—	67
FHLMC	175	—	—	175
FNMA	94	—	—	94

Total trading securities	602	—	—	602

Held-to-maturity securities:
Commercial paper	748	—	—	748
Housing finance agency bonds MBS:	1,470	—	—	1,470
GNMA	48	—	—	48
FHLMC	297	—	—	297
FNMA	693	—	—	693
Non-agency	20,583	—	—	20,583

Total held-to-maturity securities	23,839	—	—	23,839

Total investments	$24,441	$10,310	$3,402	$38,153

1	At December 31, 2005, $0.7 billion of the A-rated investments were with members. At December 31, 2004, $1.1 billion of the A-rated investments were with members. The A-rated investments all had maturities of 3 months or less as of December 31, 2005 and 2004.
2	Classified based on the credit rating of securities held as collateral.

The following tables present the portfolio concentration in the Bank’s trading and held-to-maturity securities portfolios at December 31, 2005 and 2004, with U.S. government corporation and GSE issuers and other issuers whose aggregate carrying values represented 10% or more of the Bank’s capital separately identified.

Trading Securities: Portfolio Concentration

(In millions)

2005	Carrying Value
MBS:
GNMA	$49
FHLMC	15
FNMA	64

Total trading securities	$128

2004	Carrying Value
Housing finance agency bonds:
California Housing Finance Agency	$266
MBS:
GNMA	67
FHLMC	175
FNMA	94

Total trading securities	$602

Held-to-Maturity: Securities Portfolio Concentration

(In millions)
2005	Carrying Value	Estimated Fair Value
Commercial paper[1]	$1,267	$1,267
Discount notes – FNMA	248	248
Housing finance agency bonds:
California Housing Finance Agency	1,211	1,219
MBS:
GNMA	35	35
FHLMC and FNMA	729	722
Banc of America Mortgage Securities	1,204	1,179
Countrywide Alternative Loan Trust	4,327	4,293
Indymac Index Mortgage Loan Trust	1,398	1,383
Master Adjustable Rate Mortgages Trust	1,068	1,045
Structured Adjustable Rate Mortgage Loan Trust	2,597	2,550
Structured Asset Securities Corp.	1,610	1,575
Washington Mutual	2,004	1,968
Wells Fargo Mortgage Backed Securities Trust	1,216	1,195
Other non-agency issuers[1]	10,777	10,666

Total MBS	26,965	26,611

Total held-to-maturity securities	$29,691	$29,345

2004	Carrying Value	Estimated Fair Value
Commercial paper[1]	$748	$748
Housing finance agency bonds:
California Housing Finance Agency	1,470	1,479
MBS:
GNMA	48	48
FHLMC and FNMA	990	997
Banc of America Mortgage Securities	1,596	1,577
Countrywide Home Loans	1,181	1,178
CS First Boston Mortgage Securities Corp.	1,154	1,152
Master Adjustable Rate Mortgages Trust	989	981
MLCC Mortgage Investors Inc.	1,406	1,404
Sequoia Mortgage Trust	1,755	1,753
Structured Adjustable Rate Mortgage Loan Trust	1,492	1,472
Structured Asset Securities Corp.	1,577	1,552
Washington Mutual	2,025	2,007
Wells Fargo Mortgage Backed Securities Trust	1,490	1,496
Other non-agency issuers[1]	5,918	5,913

Total MBS	21,621	21,530

Total held-to-maturity securities	$23,839	$23,757

1	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.6 billion carrying value of non-agency MBS at December 31, 2005, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2005, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $4.7 billion carrying value of non-agency MBS at December 31, 2004, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $2.3 billion carrying value of MBS at December 31, 2004, that had been purchased from two registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties.  The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All extensions of credit (including interest rate swaps, caps, and floors) to counterparties that are members of the Bank must be fully secured by eligible collateral. For nonmember counterparties, the Bank selects only highly rated derivatives dealers that meet the Bank’s eligibility criteria.

In addition, the Bank has entered into master netting arrangements and bilateral security agreements with all active nonmember derivatives counterparties that provide for delivery of collateral at specified levels to limit net unsecured credit exposure to these counterparties.

Under these policies and agreements, the amount of unsecured credit exposure to an individual counterparty is limited to the lesser of (i) an amount commensurate with the counterparty’s capital and its credit quality, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits, or (ii) an absolute credit exposure limit. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)	December 31, 2005
Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$155,069	$1	$—	$1
A	88,653	—	—	—

Subtotal	243,722	1	—	1
Member institutions[1]	715	23	23	—

Total derivatives	$244,437	$24	$23	$1

	December 31, 2004
Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$134,221	$10	$10	$—
A	67,474	18	15	3

Subtotal	201,695	28	25	3
Member institutions[1]	789	15	15	—

Total derivatives	$202,484	$43	$40	$3

1	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the members for the benefit of the Bank.

At December 31, 2005, the Bank had a total of $244.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$243.7 billion represented notional amounts of derivatives contracts outstanding with 20 nonmember derivatives counterparties. Ten of these counterparties made up 84% of the total nonmember notional amount outstanding and individually ranged from 5% to 17% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Three of the nonmember derivatives counterparties, with $28.6 billion of derivatives outstanding at December 31, 2005, were affiliates of members.

•	$715 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments of $715 million with seven member counterparties. The $715 million notional amount of derivatives contracts consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at December 31, 2005, was $24 million, which consisted of:

•	$1 million of gross credit exposure with one nonmember derivatives counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$23 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

At December 31, 2004, the Bank had a total of $202.5 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$201.7 billion represented notional amounts of derivatives contracts outstanding with 20 nonmember derivatives counterparties. Ten of these counterparties made up 82% of the total nonmember notional amount outstanding and individually ranged from 5% to 17% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Three of the nonmember derivatives counterparties, with $19.7 billion of derivatives outstanding at December 31, 2004, were affiliates of members.

•	$789 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts of $785 million with six member counterparties and MPF purchase commitments of $4 million with three member counterparties. The $785 million notional amount consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at December 31, 2004, was $43 million, which consisted of:

•	$28 million of gross credit exposure with three nonmember derivatives counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $3 million. These three counterparties made up 100% of the total nonmember gross credit exposure amount outstanding and individually ranged from 5% to 60% of the gross credit exposure with nonmember counterparties.

•	$15 million of gross credit exposure on open derivatives contracts with three member counterparties, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with nonmember counterparties, representing net gain amounts due to the Bank, was $1 million at December 31, 2005, and $28 million at December 31, 2004. The gross credit exposure reflects the fair value of derivative contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because such legal right exists with all Bank counterparties.

The Bank’s gross credit exposure decreased from December 31, 2004, to December 31, 2005, primarily as a result of increases in both long-term and short-term U.S. dollar-denominated swap interest rates. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivative contracts with counterparties. Therefore, as interest rates rise, the net fair value of the interest rate exchange agreements with counterparties declines, which reduces the Bank’s gross credit exposure to these counterparties compared to fair values estimated under the prior period’s lower interest rate conditions. In addition, as interest rates rise, certain counterparties to interest rate swaps in which the Bank is a net receiver of fixed interest rates may have increased credit exposure to the Bank resulting in an increase in the collateral the Bank must deliver and pledge to the counterparties.

The notional amount of derivative contracts outstanding with nonmember derivatives counterparties grew $42.0 billion from December 31, 2004, to December 31, 2005. The increase primarily reflects the derivatives used to hedge the liabilities funding the increased volume of outstanding advances. An increase or decrease in the notional amounts of derivative contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Market Risk

Market risk is defined as the risk to the Bank’s net equity value and net interest income (excluding the impact of SFAS 133) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

The Bank’s market risk management objective is to maintain a relatively low exposure of net equity value and future earnings (excluding the impact of SFAS 133) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

Risk identification and risk measurement are primarily accomplished through (i) market value sensitivity analyses, (ii) net interest income sensitivity analyses, and (iii) repricing gap analyses. The Risk Management Policy approved by the Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments.

These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or Board of Directors with a corrective action plan, if applicable.

Total Bank Market Risk.

Market Value of Equity Sensitivity – The Bank uses market value of equity sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) to measure the Bank’s exposure to changes in interest rates. The Bank maintains its estimated market value of equity sensitivity within the limits specified by the Board of Directors in the Risk Management Policy primarily by managing the term, size, timing, and interest rate attributes of assets, liabilities, and interest rate exchange agreements acquired, issued, or executed.

The Bank’s market value of equity exposure analysis generally shows that a 100-basis-point increase in interest rates results in a modest decrease in the estimated market value of equity, while a comparable decrease in interest rates shows a modest increase in the estimated market value of equity, but to a lesser degree. This non-linear change in the sensitivity of the estimated market value of equity to changes in interest rates is generally the result of the impacts of the options embedded in the Bank’s assets and liabilities (such as the prepayment option inherent in mortgage assets). The Bank manages the risks associated with these embedded options, but does not completely eliminate these risks.

The Bank’s market value of equity sensitivity policy limits the adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –4% of the estimated market value of equity. In addition, the policy limits the adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6% of the estimated market value of equity. The Bank’s market value of equity sensitivity was in compliance with this policy for 2005 and 2004.

To determine the estimated market value of equity and its estimated sensitivity to interest rates, the Bank uses a third-party proprietary asset and liability system to calculate estimated market values under alternative interest rate scenarios. The system analyzes all of the Bank’s financial instruments including derivatives on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions, market prices, and current position data. The system also includes a mortgage prepayment model.

At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including interest rate curves, spreads for discounting, and prepayment assumptions. The Bank also compares the prepayment assumptions in the third-party model to other sources, including actual prepayment history.

The following table presents the estimated percentage change in the Bank’s market value of equity that would result from changes in interest rates under different interest rate scenarios.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity

for Various Changes in Interest Rates

Interest Rate Scenario[1]	December 31, 2005	December 31, 2004
+200 basis-point change	–4.1%	–5.0%
+100 basis-point change	–1.9	–2.3
–100 basis-point change	+1.5	+1.2
–200 basis-point change	+1.8	+1.5

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a reduction in sensitivity as of December 31, 2005, compared to estimates as of December 31, 2004. This reduced sensitivity is primarily attributable to the impact of higher short- and intermediate-term interest rates and a general flattening in the yield curve, at December 31, 2005, compared to December 31, 2004. Compared to interest rates as of December 31, 2004, interest rates as of December 31, 2005, were 174 basis points higher for terms of 1 year, 85 basis points higher for terms of 5 years, and 31 basis points lower for terms of 10 years. In general, lower long-term interest rates have reduced the duration or effective maturity of the Bank’s portfolio of mortgage loans and MBS, while higher short- and intermediate-term interest rates have generally increased the duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to reduce the duration gap between mortgage assets and mortgage liabilities, which has reduced net market value sensitivity or risk.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of fair value adjustments made in accordance with SFAS 133, which will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged assets, hedged liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of December 31, 2005, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –84 basis points, well within the policy limit of –175 basis points.

Repricing Gap Analysis – Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the positive periodic gap for the “less than 6 months” time period indicates that as of December 31, 2005, there were $5.9 billion more assets than liabilities repricing or maturing during the 6-month period beginning on December 31, 2005. The large positive net periodic gap in the first 6-month period equals approximately 61% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of December 31, 2005

	Interest Rate Sensitivity Period
(In millions)	Less Than 6 Months	6 Months to 1 Year	1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$27,384	$—	$—	$—
Advances	138,911	5,457	15,643	2,862
Other assets	904	—	—	—

Total Assets	167,199	5,457	15,643	2,862

Liabilities
Consolidated obligations:
Bonds	41,623	33,650	78,571	3,473
Discount notes	19,880	607	—	—
Deposits	444	—	—	—
Mandatorily redeemable capital stock	—	—	47	—
Other liabilities	3,007	—	—	211

Total Liabilities	64,954	34,257	78,618	3,684

Interest rate exchange agreements	(96,127)	29,397	66,061	669

Periodic gap of advances-related business	6,118	597	3,086	(153)

Mortgage-related business:
Assets
MBS	8,929	2,740	13,320	2,104
Mortgage loans	356	349	2,140	2,369
Other assets	134	—	—	—

Total Assets	9,419	3,089	15,460	4,473

Liabilities
Consolidated obligations:
Bonds	1,223	1,981	18,333	3,771
Discount notes	6,940	191	—	—
Other liabilities	2	—	—	—

Total Liabilities	8,165	2,172	18,333	3,771

Interest rate exchange agreements	(1,503)	1,000	1,386	(883)

Periodic gap of mortgage-related business	(249)	1,917	(1,487)	(181)

Total periodic gap	$5,869	$2,514	$1,599	$(334)

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month as of December 31, 2005 and 2004.

Total Bank Duration Gap Analysis

	December 31, 2005		December 31, 2004
(In millions)	Amount	Duration Gap[1]	Amount	Duration Gap[1]
Assets	$223,602	5	$184,982	6
Liabilities	213,954	4	177,082	5

Net	$9,648	1	$7,900	1

1	Duration gap values include the impact of interest rate exchange agreements.

Segment Market Risk.  The financial performance and interest rate risks of each business segment are managed within prescribed guidelines, which, when combined, are consistent with the policy limits for the total Bank.

Advances-Related Business – Interest rate risk arises from the advances-related business primarily through the use of member-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and advances with embedded options are hedged contemporaneously with interest rate swaps or options with terms offsetting the advance. The interest rate swaps and options generally are maintained as hedges for the life of the advances. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

Non-MBS investments have maturities of less than three months or are variable rate investments. These investments also effectively match the interest rate risk of the Bank’s variable rate funding.

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing the members’ contributed capital. The Bank invests approximately 50% of its capital in short-term assets (maturities of three months or less) and approximately 50% of its capital in a laddered portfolio of fixed rate financial instruments with maturities of one month to four years (“targeted gaps”).

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances; capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its statutory purchase price of $100 per share.

Management updates the repricing and maturity gaps for actual asset, liability, and derivative transactions that occur in the advances-related segment each day. Management regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis management evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of put options and call options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of December 31, 2005, in “Repricing Gap Analysis” above shows that approximately $6.1 billion of net assets for the advances-related business (63% of capital) were scheduled to mature or reprice in the six-month period following December 31, 2005, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

Mortgage-Related Business – The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity and some of which are classified as trading, and mortgage loans purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of the mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans acquired are long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an individual asset is purchased and on a total portfolio level. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity risk, estimated net market value sensitivity, and estimated prepayment sensitivity of the mortgage assets and anticipated funding and hedging under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

At least monthly, management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. Rebalancing strategies to modify the estimated mortgage portfolio market risks are then considered. Periodically, management performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, management may take actions to rebalance the mortgage portfolio’s estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank manages the estimated interest rate and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivative transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, as temporary hedges of mortgage loan purchase commitments, or as long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of December 31, 2005 and 2004.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario[1]	December 31, 2005	December 31, 2004
+200 basis-point change	–1.9%	–3.4%
+100 basis-point change	–0.9	–1.6
–100 basis-point change	+0.8	+1.1
–200 basis-point change	+0.5	+0.7

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the contribution of the mortgage-related business segment to the sensitivity of the market value of equity to changes in interest rates show a reduction in sensitivity as of December 31, 2005, compared to estimates as of December 31, 2004. This reduced sensitivity is primarily attributable to the impact of higher short- and intermediate-term interest rates and a general flattening in the yield curve, at December 31, 2005, compared to December 31, 2004. Compared to interest rates as of December 31, 2004, interest rates as of December 31, 2005, were 174 basis points higher for terms of 1 year, 85 basis points higher for terms of 5 years, and 31 basis points lower for terms of 10 years. In general, lower long-term interest rates have reduced the duration or effective maturity of the Bank’s portfolio of mortgages and MBS, while higher short- and intermediate-term interest rates have generally increased the duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to reduce the duration gap between mortgage assets and mortgage liabilities, which has reduced net market value sensitivity or risk.

Interest Rate Exchange Agreements.  A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the values of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap and floor agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of December 31, 2005 and 2004.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2005	December 31, 2004

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$24,418	$42,052

Pay fixed, receive floating interest rate swap – callable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap callable on the same date(s) as the advance	Fair Value Hedge	946	837

Pay fixed, receive floating interest rate swap – putable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap is putable on the same date(s) as the advance	Fair Value Hedge	2,428	1,444

Pay fixed, receive floating interest rate swap – partial prepayment symmetry	Fixed rate advance converted to a LIBOR floating rate; swap has mirror offsetting customized features	Fair Value Hedge	—	305

Interest rate cap and/or floor	To offset the cap and/or floor embedded in the variable rate advance	Fair Value Hedge	13,862	12,987

Subtotal Fair Value Hedges			41,654	57,625

Basis swap	Non-LIBOR index rate advance converted to a LIBOR floating rate	Economic Hedge[1]	13,935	10,047

Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	500	2,500

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge[1]	139	—

Subtotal Economic Hedges[1]			14,574	12,547

Total			$56,228	$70,172

Hedged Item: Non-Callable Bonds

Receive fixed, pay floating interest rate swap	Fixed rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	$92,974	$42,409

Pay fixed, receive LIBOR forward starting swap	To offset the variability of cash flows associated with anticipated fixed rate non-callable bond issuance	Cash Flow Hedge	—	45

Receive fixed, pay floating interest rate swap	To convert fixed rate debt to a LIBOR floating rate	Economic Hedge[1]	728	—

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2005	December 31, 2004
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	7,965	10,779

Basis swap	Three-month LIBOR floating rate non-callable bond converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	23,872	13,327

Swaption	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on consolidated obligations that offset the prepayment risk of mortgage assets	Economic Hedge[1]	3,587	3,487

Subtotal Economic Hedges[1]			36,152	27,593

Total			$129,126	$70,047

Hedged Item: Callable Bonds

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable on the same date(s) as the bond	Fair Value Hedge	$44,038	$52,897

Pay fixed, receive LIBOR forward starting swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	270	330

Receive fixed, pay floating interest rate swap with an option to call	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge[1]	3,429	175

Total			$47,737	$53,402

Hedged Item: Discount Notes

Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Fair Value Hedge	$—	$1,036

Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Economic Hedge[1]	1,519	—

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge[1]	2,253	2,023

Receive fixed, pay adjustable	Discount note converted to a one- month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge[1]	5,926	3,620

Subtotal Economic Hedges[1]			9,698	5,643

Total			$9,698	$6,679

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2005	December 31, 2004

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge[1]	$88	$320

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with counterparties	Economic Hedge[1]	$1,490	$1,810

Interest rate cap/floor	To offset stand-alone cap and/or floor executed with member	Economic Hedge[1]	70	50

Total			$1,560	$1,860

Total			$244,437	$202,480

Mortgage Delivery Commitments[2]			—	4

Total Notional			$244,437	$202,484

1	Economic hedges are derivatives that are matched to balance sheet instruments but do not meet the requirements for hedge accounting under SFAS 133.
2	Mortgage delivery commitments are classified as derivatives pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), with changes in their fair value recorded in other income.

Although management uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting under the rules of SFAS 133 (economic hedges). As a result, changes in the fair value of the interest rate exchange agreements are recorded in current period earnings. Finance Board regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

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

At December 31, 2005, the total notional amount of interest rate exchange agreements outstanding was $244.4 billion, compared with $202.5 billion at December 31, 2004. The $41.9 billion increase in the notional amount of derivatives during 2005 was primarily due to a $56.4 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $13.9 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair value gains and losses of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2005 and 2004.

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

December 31, 2005

(In millions)	Notional Amount	Derivatives	Hedged Instruments	Difference
Fair value hedges:
Advances	$41,654	$337	$(333)	$4
Non-callable bonds	92,973	(1,057)	1,061	4
Callable bonds	44,038	(703)	691	(12)
Discount notes	—	—	—	—

Subtotal	178,665	(1,423)	1,419	(4)

Cash flow hedges:
Callable bonds	270	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	11,074	(4)	—	(4)
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	30,343	4	—	4
Non-callable bonds with embedded derivatives	5,810	(36)	—	(36)
Callable bonds	3,404	(34)	—	(34)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,698	43	—	43
MBS – trading	88	—	—	—
Intermediated	1,560	1	—	1

Subtotal	65,502	(21)	—	(21)

Total	$244,437	$(1,444)	$1,419	$(25)

Mortgage delivery commitments[1]	—

Total	$244,437

1	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

December 31, 2004

(In millions)	Notional Amount	Derivatives	Hedged Instruments	Difference
Fair value hedges:
Advances	$57,625	$5	$(2)	$3
Non-callable bonds	42,409	(179)	197	18
Callable bonds	52,897	(401)	416	15
Discount notes	1,036	(1)	1	—

Subtotal	153,967	(576)	612	36

Cash flow hedges:
Callable bonds	45	—	—	—
Non-callable bonds	330	—	—	—

Subtotal	375	—	—	—

Not qualifying for hedge accounting (economic hedges):
Advances	10,797	2	—	2
Advances with embedded derivatives	1,750	3	—	3
Non-callable bonds	27,124	57	—	57
Non-callable bonds with embedded derivatives	469	5	—	5
Callable bonds	125	(1)	—	(1)
Callable bonds with embedded derivatives	50	—	—	—
Discount notes	5,643	6	—	6
MBS – trading	320	(14)	—	(14)
Intermediated	1,860	1	—	1

Subtotal	48,138	59	—	59

Total	$202,480	$(517)	$612	$95

Mortgage delivery commitments[1]	4

Total	$202,484

1	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above tables are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	December 31, 2005	December 31, 2004
Host contract:
Advances	$(6)	$(3)
Non-callable bonds	36	(5)
Callable bonds	1	—

Total	$31	$(8)

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

The Bank has identified four accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; and estimating the fair value of the collateral pledged to the Bank. These policies and the judgments, estimates, and assumptions are also described in Note 1 to the Financial Statements.

Allowance for Credit Losses

The allowance for credit losses for advances and mortgage loans acquired under the MPF Program represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The Bank’s assumptions and judgments on its allowance for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Advances.  The allowance for credit losses on advances includes the following underlying assumptions that the Bank uses for evaluating its exposure to credit loss: (i) management’s judgment as to the creditworthiness of the members to which the Bank lends funds, (ii) review and valuation of the collateral pledged by members, and (iii) evaluation of historical loss experience. The Bank has policies and procedures in place to manage its credit risk on advances. These include:

•	Monitoring the creditworthiness and financial condition of the members to which it lends funds.

•	Reviewing the quality and value of collateral pledged by members to secure advances.

•	Establishing borrowing capacities based on collateral value and type for each member, including assessment of margin requirements based on factors such as the cost to liquidate and inherent risk exposure based on collateral type.

•	Evaluating historical loss experience.

The Bank is required by the FHLB Act and Finance Board regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral for advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets.

At December 31, 2005, the Bank had $162.9 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $248.0 billion. At December 31, 2004, the Bank had $140.3 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $224.0 billion.

The Bank has never experienced a credit loss on an advance. Based on management’s credit analyses, the collateral held as security for advances, and prior repayment history, the Bank has not provided an allowance for losses on advances as of December 31, 2005 and 2004.

Significant changes to any of the factors described above could materially affect the Bank’s allowance for losses on advances. For example, the Bank’s current assumptions about the financial strength of any member may change due to various circumstances, such as new information becoming available regarding the member’s financial strength or changes in the national or regional economy. New information may require the Bank to place a member on credit watch and require collateral to be delivered, adjust the borrowing capacity of the member’s collateral, or provide for losses on advances.

Mortgage Loans Acquired Under the MPF Program.  The allowance for credit losses on mortgage loans includes the following assumptions used to evaluate the Bank’s exposure to credit loss: (i) management’s judgment on the eligibility of members to participate in the program, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by members, and (iv) valuation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•	Evaluation of members to ensure that they meet the eligibility standards for participation in the MPF Program.

•	Evaluation of the purchased loans to ensure that they are qualifying conventional, conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years, secured by owner-occupied, single-family residential properties.

•	Valuation of required credit enhancements to be provided by members calculated using a rating agency model.

•	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.

The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels that management believes to be adequate to absorb estimated losses inherent in the total mortgage portfolio. Setting the level of reserves requires significant judgment and regular evaluation by management. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, are important assumptions in estimating mortgage loan losses, taking into account the credit enhancement. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.

The Bank began purchasing mortgage loans from members under the MPF Program in 2002. The Bank calculates its estimated allowance for credit losses for its Original MPF loans and MPF Plus loans as described below and does not estimate ranges of allowances. Given that this program is relatively new, the Bank does not have significant loss history to evaluate the historical accuracy of its estimate for allowances for credit losses. However, the Bank does have a process in place for determining whether the loans purchased comply with the underwriting and qualifying standards established for the program and for monitoring and identifying loans that are deemed impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans. The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.5 million as of December 31, 2005, and $0.3 million as of December 31, 2004.

The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans.

During the third quarter of 2005, two significant hurricanes, Hurricane Katrina and Hurricane Rita, struck the Gulf Coast region of the United States. The Bank has mortgage loan exposure in the areas affected by the hurricanes. Based on the Bank’s analysis of data available to date, the Bank estimated its potential loss exposure for mortgage loans in the affected areas at $0.2 million and established an allowance for credit losses in this amount for the MPF Plus mortgage loan portfolio as of December 31, 2005. This estimate is based on the Bank’s analysis of both non-performing and performing mortgage loans located in the FEMA disaster areas with potential credit exposure in excess of performance-based credit enhancement fees on a Master Commitment level.

As of December 31, 2004, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2005 and 2004, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2004, the Bank had 21 loans totaling $2 million classified as nonaccrual or impaired. Nine of these loans totaling $1 million were in foreclosure or bankruptcy.

Significant changes in any of the factors described above could materially affect the Bank’s allowance for credit losses on mortgage loans. In addition, as the Bank’s mortgage loan portfolio ages and becomes sufficiently seasoned and additional loss history is obtained, the Bank may have to adjust its methods of estimating its allowance for credit losses and make additional provisions for credit losses in the future.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(In millions)	2005	2004	2003	2002
Balance, beginning of the period	$0.3	$—	$0.2	$—
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Increase in/(reduction of) provision for credit losses	0.4	0.3	(0.2)	0.2

Balance, end of the period	$0.7	$0.3	$—	$0.2

Accounting for Derivatives

Accounting for derivatives includes the following assumptions and estimates by the Bank: (i) assessing whether the hedging relationship qualifies for hedge accounting under SFAS 133, (ii) assessing whether an embedded derivative should be bifurcated under SFAS 133, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives (which is discussed in “Fair Values” below). The Bank’s assumptions and judgments include subjective calculations and estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

The Bank accounts for derivatives in accordance with SFAS 133. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following items:

•	Hedging strategy

•	Identification of the item being hedged

•	Determination of the accounting designation under SFAS 133

•	Determination of method used to assess the effectiveness of the hedge relationship

•	Assessment that the hedge is expected to be effective in the future if designated as a hedge under SFAS 133

All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges). Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.

In addition, the Bank evaluates all transactions to determine whether an embedded derivative exists based on the guidance of SFAS 133. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the Bank measures the fair value of the embedded derivative separate from the host contract and records the changes in fair value in earnings.

Assessment of Effectiveness.  Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet certain criteria under SFAS 133 may qualify for the “short-cut” method of assessing effectiveness. The short-cut method allows the Bank to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. No further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed. Included in these hedging relationships may be hedged items for which the settlement of the hedged item occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The

Bank defines market settlement conventions to be five business days or less for advances and 30 calendar days, using a next business day convention, for consolidated obligations. The Bank designates the hedged item in a qualifying hedging relationship as of its trade date. Although the hedged item will not be recognized in the financial statements until settlement date, in certain circumstances when the fair value of the hedging instrument is zero on the trade date, the Bank believes that it meets a condition of SFAS 133 that allows the use of the short-cut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

For a hedging relationship that does not qualify for the short-cut method, the Bank measures its effectiveness using the “long-haul” method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. The Bank designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The Bank uses regression analyses or other statistical analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at inception and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

Hedge Discontinuance.  When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting. In addition, the Bank discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The Bank treats modifications of hedged items (such as a reduction in par amount, change in maturity date, or change in strike rates) as a termination of a hedge relationship. The Bank records the effect of discontinuance of hedges to earnings in “Net (loss)/gain on derivatives and hedging activities.”

Accounting for Hedge Ineffectiveness.  The Bank quantifies and records in other income the ineffective portion of its hedging relationships. Ineffectiveness for fair value hedging relationships is calculated as the difference between the change in fair value of the hedging instrument and the change in fair value of the hedged item. Ineffectiveness for anticipatory hedge relationships is recorded when the change in the forecasted fair value of the hedging instrument exceeds the change in the fair value of the anticipated hedged item.

Credit Risk for Counterparties.  The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. All extensions of credit to counterparties that are members of the Bank are fully secured by eligible collateral. The Bank also enters into master netting arrangements and bilateral security agreements with all active nonmember derivative counterparties, which provide for delivery of collateral at specified levels to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its derivative agreements. As of December 31, 2005 and 2004, the Bank’s net unsecured credit exposure to derivative counterparties was $1 million and $3 million, respectively. See additional discussion of credit exposure to derivative counterparties in Management’s Discussion and Analysis under “Risk Management – Credit Risk – Derivatives Counterparties.”

Fair Values

Certain assets and liabilities, including investments classified as trading securities and all derivatives and associated hedged items accounted for in accordance with SFAS 133, are presented in the Statements of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which the asset could be bought or sold or the amount at which the liability could be incurred or settled in a current transaction between willing parties, other than in a forced liquidation. Fair values play an important role in the valuation of certain of the Bank’s assets, liabilities, and derivative transactions. In addition, the Bank estimates the fair value of pledged collateral to confirm that the Bank has sufficient collateral to meet regulatory requirements and to protect itself from loss.

Fair values are based on market prices when they are available. If market quotes are not available, which is the case for many of the Bank’s financial instruments and collateral, the Bank is required to make significant assumptions and use valuation techniques for the purpose of determining estimated fair values.

The methods the Bank uses to estimate fair value include the following:

•	Readily available quoted prices, market rates, or replacement rates for similar financial instruments.

•	Discounted cash flows using market estimates of interest rates and volatility or dealer prices and prices of similar instruments.

•	Pricing models and their underlying assumptions based on management’s best estimates for discount rates, prepayments, market volatility, and other factors.

•	Carrying value to approximate fair value for financial instruments with three months or less to repricing or maturity.

Changes in these assumptions, calculations, and techniques could significantly affect the Bank’s financial position and results of operations. These fair values may not represent the actual values of the financial instruments that could have been realized as of yearend or that will be realized in the future. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. The Bank continually refines its assumptions and valuation methodologies to reflect market indications more effectively. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

The Bank’s estimated fair value of total assets was $223.1 billion and of total liabilities was $213.6 billion at December 31, 2005. The Bank used valuation techniques to estimate the fair value of $196.0 billion of assets and $211.5 billion of liabilities at December 31, 2005. The Bank’s estimated fair value of total assets was $184.9 billion and of total liabilities was $177.0 billion at December 31, 2004. The Bank used valuation techniques to estimate the fair value of $170.0 billion of assets and $174.8 billion of liabilities at December 31, 2004.

Recent Developments

Delays in Publication of FHLBanks’ Combined Financial Reports; Intended Restatements by Office of Finance and other FHLBanks; Delays in Other FHLBanks’ SEC Registration.  The Office of Finance has not published the FHLBanks’ 2004 third quarter combined Financial Report, 2004 full year combined Financial Report, or any 2005 quarterly combined Financial Reports. In addition, the Office of Finance has announced that its board of directors has decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. Six FHLBanks have announced plans to restate financial statements. Of the 12 FHLBanks, only the Bank, the FHLBank of New York, the FHLBank of Boston, the FHLBank of Cincinnati, and the FHLBank of Chicago have registered a class of equity securities with the SEC, as required by the Finance Board. The Office of Finance has said that it expects to publish current combined financial reports on its website as soon as practical after all FHLBank SEC registrations are effective. The delays in publication of the combined Financial Reports, the intended restatements, and the delays in SEC registration by the other FHLBanks may have an effect on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, and other aspects of the Bank’s operations.

Proposed Changes to Regulation of GSEs.  Congress is considering proposed legislation to establish a new regulator for the housing GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and to address other GSE reform issues. The House of Representatives passed a GSE bill (H.R. 1461), and the Senate Banking Committee ordered a GSE bill that has not yet been reported to the full Senate; both bills would establish a new regulator for the housing GSEs and address the authority of the housing GSEs and their regulator. It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing GSEs, or their regulators.

Federal Reserve Bank Policy Statement on Payments System Risk (PSR Policy).  The Federal Reserve Board announced the revision of its PSR Policy as it applies to interest and redemption payments on Fedwire-eligible securities issued by GSEs and certain international organizations. Currently, the Federal Reserve Banks post these payments by 9:15 a.m. Eastern time, even if the issuer has not fully funded its payments, creating an intraday overdraft of the issuers’ settlement accounts with the Federal Reserve Bank in some instances. Beginning July 20, 2006, the Federal Reserve Banks will post these payments only when the issuer’s Federal Reserve Bank account contains sufficient funds to cover the payments before 4:00 p.m. Eastern time. The Federal Reserve Board has coordinated the formation of a working group of industry representatives to promote a smooth transition to the revised policy. The Bank participates in the working group and is evaluating the potential impact of the revised PSR Policy on its operations. This revised PSR Policy will change the timing of interest and redemption payments on consolidated obligations, which will generally be made later in the day. The FHLBanks and the Office of Finance are developing plans to work cooperatively to support each other to make these payments on a timely basis. It is uncertain at this time what effect, if any, these changes will have on the Bank’s cost of funds or other aspects of the Bank’s operations.

Proposed Finance Board Rule to Change the Capital Structure of the FHLBanks.    On March 15, 2006, the Finance Board published a proposed rule that would change the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that an FHLBank can accumulate. The proposed rule is subject to a 120-day comment period, and the final rule, if any, approved by the Finance Board may be different from the proposed rule. Under the proposed rule:

•	Each FHLBank would be required to hold retained earnings of at least $50 million plus 1% of non-advance assets.

•	Dividends would be limited to no more than 50% of net income until the FHLBank reaches its required level of retained earnings.

•	Payment of any dividends thereafter would be restricted if the FHLBank’s retained earnings drop below its required level.

•	The FHLBank’s excess capital stock would be limited to no more than 1% of total assets.

•	Members would be prohibited from purchasing capital stock in excess of their minimum capital stock requirements.

•	The FHLBanks would be prohibited from paying stock dividends to their members.

Based on management’s preliminary analysis, the Bank has determined that the proposed rule, if approved in its current form, would significantly reduce the percentage of Bank earnings available for dividends for a number of years, would require the Bank to pay dividends in the form of cash instead of stock, could have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and may have other unanticipated consequences.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.  In accordance with Finance Board regulations, the Bank is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLB Act, and in accordance with the FHLB Act, the Bank is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLB Act. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $937.5 billion at December 31, 2005, and $869.2 billion at December 31, 2004. The par value of the Bank’s participation in consolidated obligations was $212.3 billion at December 31, 2005, and $175.1 billion at December 31, 2004. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 12 and 18 to the Financial Statements.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2005, the Bank had $2.8 billion of advances commitments and $810 million in standby letters of credit outstanding. At December 31, 2004, the Bank had $1.2 billion of advances commitments and $783 million in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at December 31, 2005 and 2004.

The Bank’s financial statements do not include a liability for future statutorily mandated payments from the Bank to the REFCORP. No liability is recorded because each FHLBank must pay 20% of net earnings (after its AHP obligation) to the REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Contractual Obligations.  In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor. Other contractual obligations include leases for premises and consolidated obligations that have traded but not yet settled. Further, the Bank enters into purchase commitments for mortgage loans in connection with the Bank’s participation in the MPF Program.

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2005 and 2004, except for obligations associated with short-term discount notes and pension and retirement benefits. Additional information with respect to the Bank’s consolidated obligations is presented in Notes 12 and 18 to the Financial Statements.

In addition, Note 14 to the Financial Statements includes a discussion of the Bank’s pension and retirement expenses and commitments, and Note 10 to the Financial Statements includes a discussion of the Bank’s mortgage purchase program.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management. Note 16 to the Financial Statements includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)

As of December 31, 2005
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$68,720	$85,311	$21,699	$8,785	$184,515
Operating leases	3	6	6	29	44
Advances commitments	7	2,500	335	1	2,843
Standby letters of credit	306	298	93	112	809
Mortgage loan purchase commitments	—	—	—	—	—
CO bonds traded not settled	1,401	—	—	—	1,401

Total contractual obligations	$70,437	$88,115	$22,133	$8,927	$189,612

As of December 31, 2004
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$53,402	$60,876	$24,854	$9,679	$148,811
Operating leases	3	7	5	—	15
Advances commitments	1,162	—	—	—	1,162
Standby letters of credit	375	170	96	142	783
Mortgage loan purchase commitments	4	—	—	—	4
CO bonds traded not settled	960	—	—	—	960

Total contractual obligations	$55,906	$61,053	$24,955	$9,821	$151,735

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 64 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, of capital accounts and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Bank adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on January 1, 2004.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 15, 2006

Federal Home Loan Bank of San Francisco

Statements of Condition

(In millions-except par value)	December 31, 2005	December 31, 2004
Assets
Cash and due from banks	$12	$16
Interest-bearing deposits in banks	6,899	5,251
Securities purchased under agreements to resell	750	—
Federal funds sold	16,997	8,461
Trading securities ($41 and $0, respectively, were pledged as collateral)	128	602
Held-to-maturity securities ($1,236 and $242, respectively, were pledged as collateral)(a)	29,691	23,839
Advances	162,873	140,254
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.7 and $0.3, respectively	5,214	6,035
Accrued interest receivable	909	398
Premises and equipment, net	9	7
Derivative assets	24	43
Other assets	96	76

Total Assets	$223,602	$184,982

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$407	$876
Term	30	39
Other	2	15
Non-interest-bearing - Other	5	5

Total deposits	444	935

Consolidated obligations, net:
Bonds	182,625	148,109
Discount notes	27,618	26,257

Total consolidated obligations	210,243	174,366

Mandatorily redeemable capital stock	47	55
Accrued interest payable	1,448	809
Affordable Housing Program	126	132
Payable to REFCORP	27	20
Derivative liabilities	1,561	438
Other liabilities	58	327

Total Liabilities	213,954	177,082

Commitments and Contingencies (Note 18):
Capital (Note 13):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
95 shares and 78 shares, respectively	9,520	7,765
Restricted retained earnings	131	139
Accumulated other comprehensive loss:
Unrecognized net loss related to hedging activities	(3)	(4)

Total Capital	9,648	7,900

Total Liabilities and Capital	$223,602	$184,982

(a)	Fair values of held-to-maturity securities were $29,345 and $23,757, at December 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

	For the years ended December 31,
(In millions)	2005	2004	2003
Interest Income:
Advances	$5,091	$1,834	$1,129
Prepayment fees on advances, net	1	7	15
Interest-bearing deposits in banks	151	61	44
Securities purchased under agreements to resell	37	33	30
Federal funds sold	424	111	78
Trading securities	15	28	31
Held-to-maturity securities	1,112	706	581
Mortgage loans held for portfolio	280	309	138

Total Interest Income	7,111	3,089	2,046

Interest Expense:
Consolidated obligations:
Bonds	5,709	2,164	1,392
Discount notes	700	376	206
Deposits	16	6	3
Other borrowings	1	—	—
Mandatorily redeemable capital stock	2	1	—

Total Interest Expense	6,428	2,547	1,601

Net Interest Income	683	542	445

Other (Loss)/Income:
Services to members	1	1	1
Net loss on trading securities	(14)	(12)	(15)
Net (loss)/gain on derivatives and hedging activities	(89)	(69)	65
Other	2	4	4

Total Other (Loss)/Income	(100)	(76)	55

Other Expense:
Compensation and benefits	41	39	35
Other operating expense	29	22	19
Federal Housing Finance Board	6	4	4
Office of Finance	5	3	2

Total Other Expense	81	68	60

Income Before Assessments	502	398	440

REFCORP	92	73	81
Affordable Housing Program	41	32	36

Total Assessments	133	105	117

Net Income	$369	$293	$323

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

	Capital Stock Class B-Putable		Capital Stock-Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2002	—	$—	56	$5,586	$25	$76	$101	$(2)	$5,685
Issuance of capital stock	—	—	14	1,423					1,423
Repurchase/redemption of capital stock	—	—	(16)	(1,575)					(1,575)
Comprehensive income:
Net income						323	323		323
Other comprehensive income:
Net amounts recognized as earnings								(2)	(2)
Net change in period relating to hedging activities								(8)	(8)

Total comprehensive income									313

Transfers to restricted retained earnings					94	(94)	—		—
Dividends on capital stock (4.29%)
Stock issued	—	—	3	305		(305)	(305)		—

Balance, December 31, 2003	—	$—	57	$5,739	$119	$—	$119	$(12)	$5,846

Issuance of capital stock	16	1,651	7	689					2,340
Repurchase/redemption of capital stock	(3)	(331)	(2)	(201)					(532)
Capital stock reclassified to mandatorily redeemable capital stock	—	(55)							(55)
Comprehensive income:
Net income						293	293		293
Other comprehensive income:
Net amounts recognized as earnings								7	7
Net change in period relating to hedging activities								1	1

Total comprehensive income									301

Transfers to restricted retained earnings					20	(20)	—		—
Conversion to Class B shares	63	6,286	(63)	(6,286)					—
Dividends on capital stock (4.07%)
Stock issued	2	214	1	59		(273)	(273)		—

Balance, December 31, 2004	78	$7,765	—	$—	$139	$—	$139	$(4)	$7,900

Issuance of capital stock	21	2,161	—	—					2,161
Repurchase/redemption of capital stock	(8)	(777)	—	—					(777)
Capital stock reclassified to mandatorily redeemable capital stock	—	(6)							(6)
Comprehensive income:
Net income						369	369		369
Other comprehensive income:
Net amounts recognized as earnings								1	1

Total comprehensive income									370

Transfers from restricted retained earnings					(8)	8	—		—
Dividends on capital stock (4.44%)
Stock issued	4	377	—	—		(377)	(377)		—

Balance, December 31, 2005	95	$9,520	—	$—	$131	$—	$131	$(3)	$9,648

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$369	$293	$323
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, advances, investments, and mortgage loans	101	36	10
Concessions on consolidated obligations	31	41	44
Bank premises and equipment	3	3	2
Non-cash interest on mandatorily redeemable capital stock	2	1	—
Loss/(gain) due to change in net fair value adjustment on derivative and hedging activities	81	(5)	(111)
Net change in:
Trading securities	474	315	(384)
Derivative assets and liabilities accrued interest	217	23	(72)
Accrued interest receivable	(511)	(180)	67
Other assets	(10)	30	(39)
Accrued interest payable	639	281	(188)
Affordable Housing Program liability and discount on Affordable Housing Program advances	(6)	(3)	3
Payable to REFCORP	7	4	2
Other liabilities	6	(12)	25

Total adjustments	1,034	534	(641)

Net cash provided by/(used in) operating activities	1,403	827	(318)

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(1,648)	(1,964)	1,547
Federal funds sold	(8,536)	(3,027)	634
Securities purchased under agreements to resell	(750)	5,100	(700)
Short-term held-to-maturity securities	(486)	311	267
Deposits for mortgage loan program with other FHLBank	—	12	47
Premises and equipment	(5)	(2)	(3)
Held-to-maturity securities:
Proceeds from maturities	9,479	7,658	10,884
Purchases	(15,132)	(13,283)	(11,545)
Advances:
Principal collected	1,348,109	836,409	557,275
Made to members	(1,371,065)	(884,705)	(568,983)
Mortgage loans held for portfolio:
Principal collected	894	847	640
Purchases	(70)	(439)	(6,832)

Net cash used in investing activities	(39,210)	(53,083)	(16,769)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

	For the years ended December 31,
(In millions)	2005	2004	2003
Cash Flows from Financing Activities:
Net change in:
Deposits	(491)	(53)	581
Other borrowings	—	—	(525)
Net proceeds from consolidated obligations:
Bonds issued	93,719	109,014	101,387
Discount notes issued	229,517	230,933	182,666
Bonds transferred from other FHLBanks	242	334	2,214
Payments for consolidated obligations:
Bonds matured or retired	(58,310)	(53,210)	(105,755)
Discount notes matured or retired	(228,242)	(236,572)	(157,576)
Bonds transferred to other FHLBanks	—	—	(100)
Discount notes transferred to other FHLBanks	—	—	(5,644)
Proceeds from issuance of capital stock	2,155	2,340	1,423
Payments for repurchase/redemption of mandatorily redeemable capital stock	(16)	(21)	—
Payments for repurchase/redemption of capital stock	(771)	(511)	(1,575)

Net cash provided by financing activities	37,803	52,254	17,096

Net (decrease)/increase in cash and cash equivalents	(4)	(2)	9
Cash and cash equivalents at beginning of year	16	18	9

Cash and cash equivalents at end of period	$12	$16	$18

Supplemental Disclosure:
Interest paid during the period	$4,802	$1,901	$2,131
Affordable Housing Program payments during the period	47	35	33
REFCORP payments during the period	85	69	79

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank is a cooperative whose current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock, which may support business transactions still reflected on the Bank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance and community financial institutions, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, defined community financial institutions for 2005 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $567 or less. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 19 for more information.

The Finance Board supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance. The Finance Board is responsible for ensuring that the FHLBanks operate in a financially safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks.

The primary source of funds for the FHLBanks is the proceeds from the sale to the public of the FHLBanks’ debt instruments (consolidated obligations) through the Office of Finance using authorized securities dealers. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), or Finance Board regulation, all the FHLBanks have joint and several liability for all consolidated obligations. Other funds are provided by deposits, other borrowings, and the issuance of capital stock to members. The Bank primarily uses these funds to provide advances to members.

Note 1 – Summary of Significant Accounting Policies

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

Interest-Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell (Resale Agreements), and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost.

Investments.  Held-to-maturity securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts, if applicable, using the level-yield method.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank classifies certain investments as trading. These securities are designated by management as trading for the purpose of meeting contingency short-term liquidity needs or other purposes. The Bank carries these investments at fair value and records changes in the fair value of these investments in other income. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates the Bank’s liquidity needs.

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on other investments using the level-yield method to the contractual maturity of the securities.

The Bank regularly evaluates outstanding investments for changes in fair value and records an impairment when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is deemed impaired, the Bank evaluates whether the decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, the Bank takes into consideration whether or not it will receive all of the investment’s contractual cash flows and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer- or collateral-specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss, which is included in other expense in the Statements of Income. The Bank has not experienced any other-than-temporary impairment in the value of investments during 2005, 2004, and 2003.

Advances.  The Bank presents advances (loans to members) net of unearned fees, premiums, and discounts and presents advances under the Affordable Housing Program (AHP) net of discounts. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. Following the requirements of the FHLB Act, the Bank obtains sufficient collateral for advances to protect the Bank from credit losses. Under the FHLB Act, eligible collateral to secure advances includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 7, the Bank may also accept secured small business, small farm, and small agribusiness

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank has never experienced any credit losses on advances. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Mortgage Loans Held in Portfolio.  Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase FHA-insured and VA-guaranteed and conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and retain the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), and the member assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the FLA are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. One product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating member beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The member may obtain supplemental mortgage insurance (SMI) to cover any portion of its credit enhancement obligation under this product. The Bank manages credit exposure to SMI carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by SMI must be fully collateralized.

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage purchase commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. The estimated life method requires a retrospective adjustment each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the assets.

The Bank records credit enhancement fees as a reduction to interest income and records delivery commitment extension fees and pair-off fees in other income. Delivery commitment extension fees are charged to a participating member for extending the scheduled delivery period of the loans. Pair-off fees are assessed when the principal amount of the loans funded under a delivery commitment is less than a specified percentage of the contractual amount.

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating member is reported 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and a reduction of principal.

Allowance for Credit Losses on Mortgage Loans.  The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses in the Bank’s mortgage loan portfolio as of the balance sheet date. Actual losses greater than the levels defined for each participating member for loans purchased from that member are

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

offset by the member’s credit enhancement. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement.

Affordable Housing Program (AHP).  As more fully discussed in Note 8, the FHLB Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants and below-market interest rate advances to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. AHP advances are made at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the net present value of the difference in the cash flows attributable to the difference between the interest rate of the AHP advance and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance, and amortized using the level-yield method over the estimated life of the AHP advance.

Prepayment Fees.  When a member prepays certain advances prior to original maturity, the Bank may charge the member a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (together referred to as “SFAS 133”), the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank determines whether the new advance represents a modification of the original hedged advance or whether the prepayment represents an extinguishment of the original hedged advance. If the new advance represents a modification of the original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income.

For prepaid advances that are not hedged or are hedged and do not meet the hedge accounting requirements of SFAS 133, the Bank records prepayment fees in interest income unless the Bank determines that the new advance represents a modification of the original advance. If the new advance represents a modification of the original advance, the prepayment fee on the original advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income.

If prepayment of an advance represents an extinguishment, the prepayment fee and any fair value gain or loss if the advance was in an SFAS 133-qualifying hedge relationship are immediately recognized in interest income.

Other Fees.  Issuance fees for letters of credit are recorded as other income when received.

Derivatives.  Accounting for derivatives is addressed in SFAS 133. Accordingly, all derivatives are recognized on the balance sheet at fair value and designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

(b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (3) a non-SFAS 133-qualifying hedge of an asset or liability for asset-liability management purposes (an “economic” hedge), or (4) a non-SFAS 133-qualifying hedge of another derivative that is offered as a product to members or used to offset other derivatives with nonmember counterparties (an “intermediation” hedge).

Changes in the fair value of a derivative that is effective as a fair value hedge and qualifies and is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net (loss)/gain on derivatives and hedging activities.”

Changes in the fair value of a derivative that is effective as a cash flow hedge and qualifies and is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (until the periodic recognition of interest on a variable rate asset or liability is recorded in earnings).

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net (loss)/gain on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Changes in the fair value of economic hedges are recorded in other income as “Net (loss)/gain on derivatives and hedging activities.” In addition, the interest income and interest expense associated with economic hedges are recorded in other income as “Net (loss)/gain on derivatives and hedging activities.”

The differences between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income.

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract, the entire contract is carried on the balance sheet at fair value and no portion of the contract is designated as a hedging instrument.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank meets a condition of SFAS 133 that allows the use of the short-cut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

When hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective fair value hedge, the Bank continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for subsequent changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

When hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the Bank continues to carry the derivative on the balance sheet at its fair value and begins amortizing the derivative’s unrealized gain or loss recorded in cumulative other comprehensive income to earnings when earnings are affected by the original forecasted transaction.

When the Bank discontinues cash flow hedge accounting because it is probable that the original forecasted transaction will not occur, the net gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. However, under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period or within the following two months but it is probable the transaction will still occur in the future, the net gain or loss on the derivative remains in accumulated other comprehensive income and is recognized as earnings when the forecasted transaction affects earnings.

When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability once a member provides the Bank with a written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 13 for more information.

Premises and Equipment.   The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization totaled $13 and $14 at December 31, 2005 and 2004, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

expense was $3, $3, and $2, for the years ended December 31, 2005, 2004, and 2003, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank’s building, was $1, $2, and $2, in 2005, 2004, and 2003, respectively. For more information see Note 20.

Concessions on Consolidated Obligations.  The amounts paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor are deferred and amortized to expense using the level-yield method over the estimated life of the consolidated obligations. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Unamortized concessions were $61 and $52 at December 31, 2005 and 2004, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $12, $9, and $10, in 2005, 2004, and 2003, respectively.

Discounts and Premiums on Consolidated Obligations.  The discounts on consolidated obligation discount notes for which the Bank is the primary obligor are amortized to expense using the level-yield method over the term to maturity. The discounts and premiums on consolidated obligation bonds are amortized to expense using the level-yield method over the estimated life of the consolidated obligation bonds.

Resolution Funding Corporation (REFCORP) Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the REFCORP toward the interest on bonds issued by the REFCORP. The REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of the REFCORP to carry out the functions of the REFCORP. See Note 9 for more information.

Finance Board and Office of Finance Expenses.  Each FHLBank is assessed a proportionate share of the cost of operating the Finance Board, the FHLBanks’ primary regulator, and the Office of Finance, which manages the issuance and servicing of consolidated obligations.

The Finance Board allocates its operating costs to the FHLBanks based on each FHLBank’s percentage of the FHLBanks’ total combined capital. The Office of Finance allocates its operating costs based on each FHLBank’s percentage of the FHLBanks’ total combined capital, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Estimated Fair Values.  Many of the Bank’s financial instruments lack an available liquid trading market as characterized by frequent exchange transactions between a willing buyer and willing seller. Therefore, the Bank uses financial models employing significant assumptions and present value calculations for the purpose of determining estimated fair values. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of yearend or that will be realized in the future.

Carrying value is assumed to approximate fair value for financial instruments with three months or less to repricing or maturity. Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank’s financial instruments and related assumptions are detailed in Note 17.

Cash Flows.  For purposes of the Statements of Cash Flows, the Bank considers cash on hand and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but instead are treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 154.  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which is effective for accounting changes made in fiscal years beginning after December 15, 2005. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior period financial statements unless retrospective application would be impractical. SFAS 154 supersedes Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, which required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change in the current period’s net income. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The Bank does not currently anticipate making any voluntary changes in accounting principles and therefore does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

FSP FAS 115-1 and FAS 124-1.  On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1 and FAS 124-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank does not expect the FSP to have a material impact on its results of operations or financial condition at the time of adoption.

DIG Issue B38 and DIG Issue B39.  On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b), as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.

SFAS 155.  On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 3 – Cash and Due from Banks

Compensating Balances.  The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average compensating balances were approximately $1 for the year ended December 31, 2005, and $1 for the year ended December 31, 2004.

In addition, the Bank maintains average collected balances with the Federal Reserve Bank of San Francisco as clearing balances and to facilitate the movement of funds to support the Bank’s activities. There are no legal restrictions under these agreements on the withdrawal of these funds. Earnings credits on these balances may be used to pay for services received. The average compensating balances for this account were approximately $1 for the year ended December 31, 2005, and $1 for the year ended December 31, 2004.

Note 4 – Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (resale agreements) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005	$750	$—	$—	$750
December 31, 2004	$—	$—	$—	$—

Redemption Terms.  The amortized cost and estimated fair value of resale agreements by contractual maturity as of December 31, 2005 and 2004, are shown below.

	2005		2004
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$750	$750	$—	$—

The Bank engages in resale agreements with securities dealers, all of which are “primary dealers” as designated by the Federal Reserve Bank of New York. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Statements of Condition. The collateral from resale agreements, all of which is highly rated, is held by the Bank’s safekeeping custodian. If the market value of the underlying securities decreases below the market value required as collateral, the counterparty is required to place additional securities in safekeeping in the name of the Bank. The Bank had rights to securities collateral with an estimated value in excess of the resale agreements outstanding at December 31, 2005.

Resale agreements averaged $1,031 during 2005 and $2,557 during 2004. The maximum amounts outstanding at any monthend were $3,000 during 2005 and $4,700 during 2004.

Interest Rate Payment Terms.  At December 31, 2005, the amortized cost of resale agreements, all with fixed rate interest payment terms, was $750, with average yields of 4.26%.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 5 – Trading Securities

Trading securities as of December 31, 2005 and 2004, were as follows:

	2005	2004
Housing Finance Agency Bonds	$—	$266
MBS:
GNMA	49	67
FHLMC	15	175
FNMA	64	94

Total	$128	$602

The net loss on trading securities was $14 for the year ended December 31, 2005, and $12 for the year ended December 31, 2004. These amounts represent the changes in the fair value of the securities during the reported periods. The weighted average interest rates on trading securities were 5.65% for the year ended December 31, 2005, and 4.18% for the year ended December 31, 2004.

Note 6 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,267	$—	$—	$1,267
Housing finance agency bonds	1,211	8	—	1,219
Discount notes – FNMA	248	—	—	248

Subtotal	2,726	8	—	2,734

MBS:
GNMA	36	—	(1)	35
FHLMC	207	4	(1)	210
FNMA	522	2	(12)	512
Non-agency	26,200	4	(350)	25,854

Total MBS	26,965	10	(364)	26,611

Total	$29,691	$18	$(364)	$29,345

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$748	$—	$—	$748
Housing finance agency bonds	1,470	10	(1)	1,479

Subtotal	2,218	10	(1)	2,227

MBS:
GNMA	48	—	—	48
FHLMC	297	9	(1)	305
FNMA	693	4	(5)	692
Non-agency	20,583	48	(146)	20,485

Total MBS	21,621	61	(152)	21,530

Total	$23,839	$71	$(153)	$23,757

Redemption Terms.  The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of December 31, 2005 and 2004, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

December 31, 2005
Year of Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$1,515	$1,515	4.28%
Due after five years through ten years	33	33	4.40
Due after ten years	1,178	1,186	4.44

Subtotal	2,726	2,734	4.36

MBS:
GNMA	36	35	4.69
FHLMC	207	210	5.64
FNMA	522	512	4.56
Non-agency	26,200	25,854	4.91

Total MBS	26,965	26,611	4.91

Total	$29,691	$29,345	4.86%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2004
Year of Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$748	$748	2.28%
Due after five years through ten years	43	43	2.31
Due after ten years	1,427	1,436	2.35

Subtotal	2,218	2,227	2.33

MBS:
GNMA	48	48	2.90
FHLMC	297	305	4.84
FNMA	693	692	4.23
Non-agency	20,583	20,485	4.19

Total MBS	21,621	21,530	4.20

Total	$23,839	$23,757	4.03%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $102 at December 31, 2005, and net premiums of $89 at December 31, 2004.

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at December 31, 2005 and 2004, are detailed in the following table:

	2005	2004
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,515	$748
Adjustable rate	1,211	1,470

Subtotal	2,726	2,218

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	497	670
Adjustable rate	160	209
Collateralized mortgage obligations:
Fixed rate	19,942	15,887
Adjustable rate	6,366	4,855

Subtotal	26,965	21,621

Total	$29,691	$23,839

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed rate that subsequently converts to an adjustable rate on a specified date.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2005 and 2004. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$1,087	$—	$132	$—	$1,219	$—
MBS:
GNMA	19	—	16	—	35	—
FHLMC	119	—	91	1	210	1
FNMA	158	2	354	11	512	13
Non-agency	17,047	135	8,807	215	25,854	350

Total MBS	17,343	137	9,268	227	26,611	364

Total temporarily impaired	$18,430	$137	$9,400	$227	$27,830	$364

December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$138	$—	$80	$1	$218	$1
MBS:
GNMA	26	—	22	—	48	—
FHLMC	28	—	106	1	134	1
FNMA	345	2	241	3	586	5
Non-agency	15,698	127	1,400	19	17,098	146

Total MBS	16,097	129	1,769	23	17,866	152

Total temporarily impaired	$16,235	$129	$1,849	$24	$18,084	$153

The Bank reviewed the securities included in the preceding two tables and determined that the unrealized losses shown are temporary, based on the creditworthiness of the issuers and the underlying collateral. In addition, the Bank has both the ability and the intent to hold these securities through to recovery of the unrealized losses, and management fully expects to receive all scheduled payments of principal and interest in a timely manner.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either the Bank’s members or the members of other FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 7 – Advances

Redemption Terms.  The Bank had advances outstanding, including AHP advances (see Note 8), at interest rates ranging from 1.54% to 8.57% at December 31, 2005, and 1.13% to 8.75% at December 31, 2004, as summarized below.

	2005		2004
Year of Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	3.81%	$—	—%
2005	—	—	68,350	2.14
2006	76,246	4.03	44,518	2.45
2007	40,275	4.16	15,830	2.65
2008	32,050	4.31	5,664	3.62
2009	5,668	4.33	3,985	3.10
2010	5,668	4.50	479	5.28
Thereafter	3,298	4.55	1,425	5.14

Subtotal	163,207	4.16%	140,251	2.42%
SFAS 133 valuation adjustments	(339)		(5)
Net unamortized premiums	5		8

Total	$162,873		$140,254

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee that makes the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $14,260 at December 31, 2005, and $11,605 at December 31, 2004. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $971 at December 31, 2005, and $838 at December 31, 2004.

The following table summarizes advances at December 31, 2005 and 2004, by the earlier of the year of contractual maturity or next call date for callable advances:

Earlier of Year of Contractual Maturity or Next Call Date	2005	2004
Overdrawn demand deposit accounts	$2	$—
2005	—	68,521
2006	77,019	45,064
2007	40,363	15,873
2008	31,860	5,573
2009	5,126	3,443
2010	5,629	455
Thereafter	3,208	1,322

Total par amount	$163,207	$140,251

The Bank also provides below-market fixed rate advances in exchange for the right of the Bank to retain a put option. At the Bank’s discretion, on pertinent put dates, the Bank may terminate the advance. The Bank’s advances at December 31, 2005 and 2004, included $2,528 and $1,432, respectively, of these putable advances.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances to members at December 31, 2005 and 2004, by the earlier of the year of contractual maturity or next put date for putable advances:

Earlier of Year of Contractual Maturity or Next Put Date	2005	2004
Overdrawn demand deposit accounts	$2	$—
2005	—	69,587
2006	78,130	44,441
2007	40,476	15,701
2008	31,446	5,053
2009	5,660	3,987
2010	5,688	348
Thereafter	1,805	1,134

Total par amount	$163,207	$140,251

Security Terms.  The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLB Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, cash or deposits in the Bank, and Bank capital stock. The Bank may also accept secured small business, small farm, small agribusiness loans, and securities representing a whole interest in such secured loans as collateral from members that qualify as community financial institutions.

The Bank requires each borrowing member to execute a written “Advances and Security Agreement,” which describes the Bank’s credit and collateral terms. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. At December 31, 2005 and 2004, the Bank had a perfected security interest in collateral pledged by each borrowing member with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member to retain physical possession of loan collateral assigned to the Bank, provided that the member agrees to hold the collateral for the benefit of the Bank, or (ii) require the member to deliver physical possession of loan collateral to the Bank or its safekeeping agent. All securities collateral is required to be delivered to the Bank’s safekeeping agent. All loan collateral pledged by the member is also subject to a UCC-1 filing statement.

Beyond these provisions, Section 10(e) of the FHLB Act affords any security interest granted by a member to the Bank priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in savings institutions. As of December 31, 2005, the Bank had a concentration of advances totaling $115,251 outstanding to three members, representing 71% of total outstanding advances (35% to Washington Mutual Bank; 19% to Citibank (West), FSB; and 17% to World Savings Bank, FSB). As of December 31, 2004, the Bank had a concentration of advances totaling $100,827 outstanding to three members, representing 72% of total outstanding advances (43% to Washington Mutual Bank; 16% to World Savings Bank, FSB; and 13% to Citibank (West), FSB). The interest income from advances to these members amounted to approximately $3,548 during 2005, $1,342 during 2004, and $1,100 during 2003. The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the capital stock outstanding as of December 31, 2005 and 2004.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms.  Interest rate payment terms for advances at December 31, 2005 and 2004, are detailed below:

	2005	2004
Par amount of advances:
Fixed rate	$45,352	$68,401
Adjustable rate	117,855	71,850

Total par amount	$163,207	$140,251

Prepayment Fees, Net.  The Bank charged members prepayment fees or paid members prepayment credits when the principal on certain advances was paid prior to original maturity. Some of these advances were associated with interest rate exchange agreements. Upon termination of these advances, the gains or losses on the associated interest rate exchange agreements were recognized in accordance with SFAS 133. These transactions are summarized in the following table for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Prepayment fees received, net[1]	$1	$7	$15
Advance principal prepaid	1,169	2,304	3,650

1	Includes prepayment credits on advances with partial prepayment symmetry, offset by net gains on the associated interest rate exchange agreements. For the year ended December 31, 2005, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.8, offset by $1.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $0.4. For the year ended December 31, 2004, prepayment credits paid to members on advances with partial prepayment symmetry totaled $5, offset by $6 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $1. There were no prepayment credits on advances with partial prepayment symmetry in 2003.

Note 8 – Affordable Housing Program

Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year’s regulatory income. Regulatory income/(loss) is defined as GAAP income/(loss) before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 9. Each FHLBank performs this calculation and provides the information to the REFCORP on a quarterly basis. The REFCORP then aggregates each FHLBank’s 10% calculation. If the Bank experienced a regulatory loss during a quarter but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the amount of the AHP liability would be equal to zero. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, the REFCORP allocates the shortfall among the FHLBanks based on the ratio of each FHLBank’s income before AHP and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

REFCORP to the sum of the net incomes before AHP and REFCORP of the 12 FHLBanks. There was no AHP shortfall in 2005, 2004, or 2003. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2005, 2004, or 2003.

The Bank set aside $41, $32, and $36 during 2005, 2004, and 2003, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2005	2004	2003
Balance, beginning of period	$132	$135	$132
AHP assessments	41	32	36
AHP grant payments	(47)	(35)	(33)

Balance, end of period	$126	$132	$135

All subsidies were distributed in the form of direct grants in 2005, 2004, and 2003. The Bank had $6 and $7 in outstanding AHP advances at December 31, 2005 and 2004, respectively.

Note 9 – Resolution Funding Corporation Assessments

The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the REFCORP. Each FHLBank is required to pay 20% of income calculated in accordance with generally accepted accounting principles (GAAP) after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 8. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to the REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to record an expense for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 annual annuity (or a scheduled payment of $75 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be fully satisfied. The Finance Board in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment for all 12 FHLBanks falls short of $75.

The FHLBanks’ aggregate payments through 2005 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2017. The FHLBanks’ aggregate payments through 2005 have satisfied $45 of the $75 scheduled payment for the fourth quarter

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

of 2017 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 annual payments after December 31, 2005, and does not reflect the effects of any restatement of operating results by other FHLBanks.

The scheduled payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

In addition to the FHLBanks’ responsibility to fund the REFCORP, the FHLBank presidents are appointed to serve on a rotating basis as two of the three directors on the REFCORP Directorate.

Note 10 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase qualifying mortgage loans directly from its participating members. The mortgage loans represent held-for-portfolio loans. Under the MPF Program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and retain the servicing of the loans. The following table presents information as of December 31, 2005 and 2004, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on single-family properties:

	2005	2004
Fixed rate medium-term mortgage loans	$1,878	$2,228
Fixed rate long-term mortgage loans	3,355	3,829
Unamortized premiums	18	31
Unamortized discounts	(37)	(53)

Total mortgage loans held for portfolio	$5,214	$6,035

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $6 in 2005, $6 in 2004, and $2 in 2003.

Concentration Risk.  At December 31, 2005, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the nine participating members. At December 31, 2004, 75% and 17% of the mortgage loans held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the eight participating members. Of these two members, only Washington Mutual Bank owned more than 10% of the capital stock outstanding as of December 31, 2005 and 2004. No other participants in the MPF Program represented more than 10% of the Bank’s mortgage loan portfolio at December 31, 2005 and 2004.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Credit Risk.  The allowance for credit losses on the mortgage loan portfolio was as follows:

	2005	2004	2003
Balance, beginning of the period	$0.3	$—	$0.2
Chargeoffs	—	—	—
Recoveries	—	—	—
Provision for/(reduction of) credit losses	0.4	0.3	(0.2)

Balance, end of the period	$0.7	$0.3	$—

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.5 as of December 31, 2005, and $0.3 as of December 31, 2004.

The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has exposure, the Bank records an allowance for credit losses on MPF Plus loans.

During the third quarter of 2005, two significant hurricanes, Hurricane Katrina and Hurricane Rita, struck the Gulf Coast region of the United States. The Bank has mortgage loan exposure in the areas affected by the hurricanes. Based on the Bank’s analysis of data available to date, the Bank estimated its potential loss exposure for mortgage loans in the affected areas at $0.2 and established an allowance for credit losses in this amount for the MPF Plus mortgage loan portfolio as of December 31, 2005. This estimate is based on the Bank’s analysis of both non-performing and performing mortgage loans located in the Federal Emergency Management Agency (FEMA) disaster areas with potential credit exposure in excess of performance-based credit enhancement fees on a Master Commitment level.

As of December 31, 2004, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2005 and 2004, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2005, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $3 were in foreclosure or bankruptcy. At December 31, 2004, the Bank had 21 loans totaling $2 classified as nonaccrual or impaired. Nine of these loans totaling $1 were in foreclosure or bankruptcy.

At December 31, 2005, the Bank’s other assets included $0.3 of real estate owned resulting from foreclosure of three mortgage loans held by the Bank. At December 31, 2004, the Bank’s other assets included $0.1 of real estate owned resulting from foreclosure of one mortgage loan held by the Bank.

Note 11 – Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans; the Bank classifies these types of deposits as “Non-interest-bearing – Other” on the Statements of Condition.

Interest Rate Payment Terms.  Interest rate payment terms for deposits at December 31, 2005 and 2004, are detailed in the following table:

	2005		2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$30	4.03%	$39	2.05%
Adjustable rate	409	3.81	891	0.96

Total interest-bearing deposits	439	3.83	930	1.00
Non-interest-bearing deposits	5	—	5	—

Total	$444	3.83%	$935	1.00%

Note 12 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 18. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations and is the primary obligor for its specific portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. Usually the maturity of consolidated obligation bonds ranges from 1 to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par when they mature.

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $937,460 at December 31, 2005, and $869,242 at December 31, 2004. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

To provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders), protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ aggregate capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account or SAA) if the FHLBanks’ aggregate capital stock is less than 8.33% of consolidated obligations outstanding. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2005 and 2004, the FHLBanks’ aggregate capital stock was 4.6% and 4.7% of the par value of consolidated obligations outstanding, and the minimum SAA balance was approximately $0.1 and $0.2, respectively. The Bank’s share of this SAA balance was approximately $0.03 and $0.04 at December 31, 2005 and 2004, respectively. In addition, each FHLBank is required to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its individual capital-to-assets ratio falls below 2.0%. As of December 31, 2005 and 2004, no FHLBank had a capital-to-assets ratio of less than 2.0%, and, therefore, no assets were being held in trust. In addition, no trust has been established as a result of this regulation because the ratio has never fallen below 2.0%.

General Terms.  Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including the London Interbank Offered Rate (LIBOR), Federal funds, U.S. Treasury Bill, Constant Maturity Treasury (CMT), Prime Rate, and others. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligations bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above).

Consolidated obligations, in addition to having fixed rate or simple adjustable rate coupon payment terms, may also include:

•	Callable bonds, which the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings; and

•	Index amortizing notes, which repay principal according to predetermined amortization schedules that are linked to the level of a certain index. As of December 31, 2005 and 2004, the Bank’s index amortizing notes had fixed rate coupon payment terms. Usually, as market interest rates rise/(fall), the maturity of the index amortizing notes extends/(contracts).

With respect to interest payments, consolidated obligation bonds may also include:

•	Step-up callable bonds, which generally pay interest at increasing fixed rates for specified intervals over the life of the bond and can be called at the Bank’s option on the step-up dates;

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings;

•	Comparative index bonds, which have coupon rates that are determined by the difference between two or more market indices;

•	Zero-coupon callable bonds, which are long-term discounted instruments that earn a fixed yield to maturity or to the optional principal redemption date, and for which all principal and interest are paid at maturity or at the optional principal redemption date, if exercised prior to maturity;

•	Inverse floating bonds, which have coupons that increase as an index declines and decrease as an index rises; and

•	Range bonds, which pay interest at fixed or variable rates provided a specified index is within a specified range, and, although the computation of the variable interest rate differs for each bond issue, generally pay zero interest or a minimal rate of interest if the specified index is outside the specified range.

Redemption Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2005 and 2004:

	2005		2004
Year of Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
2005	$—	—%	$53,402	2.17%
2006	68,720	3.33	45,364	2.62
2007	49,233	3.84	15,512	3.13
2008	36,078	3.94	15,455	3.39
2009	11,046	3.89	9,399	3.78
2010	10,653	4.43	2,747	3.98
Thereafter	8,774	4.74	6,918	4.63
Index amortizing notes	11	4.61	14	4.61

Subtotal	184,515	3.75%	148,811	2.78%

Unamortized premiums	78		64
Unamortized discounts	(179)		(158)
SFAS 133 valuation adjustments	(1,789)		(608)

Total	$182,625		$148,109

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $60,271 at December 31, 2005, and $54,235 at December 31, 2004. Contemporaneous with the issuance of callable bonds for which the Bank is the primary obligor, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $47,422 at December 31, 2005, and $53,072 at December 31, 2004. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	2005	2004
Par amount of consolidated obligation bonds:
Non-callable	$124,244	$94,576
Callable	60,271	54,235

Total par amount	$184,515	$148,811

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2005 and 2004, by the earlier of the year of contractual maturity or next call date:

Earlier of Year of Contractual Maturity or Next Call Date	2005	2004
2005	$—	$92,655
2006	119,893	36,700
2007	35,415	5,722
2008	20,040	8,173
2009	3,238	3,003
2010	4,437	1,526
Thereafter	1,481	1,018
Index amortizing notes	11	14

Total par amount	$184,515	$148,811

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at December 31, 2005 and 2004, are detailed in the following table:

	2005	2004
Par amount of consolidated obligations:
Bonds:
Fixed rate	$150,049	$100,682
Adjustable rate	21,973	36,627
Step-up	8,159	7,402
Fixed rate that converts to adjustable rate	1,297	1,214
Adjustable rate that converts to fixed rate	1,745	1,695
Comparative index	1,091	987
Zero-coupon	165	165
Inverse floating	25	25
Index amortizing notes	11	14

Total bonds, par	184,515	148,811
Discount notes, par	27,747	26,321

Total consolidated obligations, par	$212,262	$175,132

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2005		2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$27,747	4.04%	$26,321	2.08%
Unamortized discounts	(129)		(63)
SFAS 133 valuation adjustments	—		(1)

Total	$27,618		$26,257

Section 11(i) of the FHLB Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4,000 under certain conditions. The terms, conditions, and interest rates are determined by the U.S. Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2005.

Note 13 – Capital

Capital Requirements.  The Bank issues only one class of stock, Class B stock, with a par value of one hundred dollars per share, which may be redeemed (subject to certain conditions) upon five years’ notice by the member to the Bank. However, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five years have expired. (See “Excess and Surplus Capital Stock” below for a discussion of the Bank’s Surplus Capital Stock Policy and repurchase of excess stock.) The stock may be issued, redeemed, and repurchased only at its stated par value. The Bank may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital to assets ratio calculated without reference to the 1.5 weighting factor. As of December 31, 2005 and 2004, the Bank was in compliance with these capital rules and requirements. The FHLB Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, Finance Board staff has confirmed that mandatorily redeemable capital stock is considered capital for regulatory purposes. For further discussion, see “Mandatorily Redeemable Capital Stock” below.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2005 and 2004.

Regulatory Capital Requirements

	2005		2004
	Required	Actual	Required	Actual
Risk-based capital	$862	$9,698	$689	$7,959
Total capital to assets ratio	4.00%	4.34%	4.00%	4.30%
Total capital	$8,944	$9,698	$7,399	$7,959
Leverage ratio	5.00%	6.51%	5.00%	6.45%
Leverage capital	$11,180	$14,547	$9,249	$11,938

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

In general, the Bank’s capital plan requires each member to own stock in an amount equal to the greater of its membership stock requirement or its activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank’s Board of Directors and the Finance Board.

A member’s membership stock requirement is 1.0% of its membership asset value. The membership stock requirement for a member is capped at $25. The Bank may adjust the membership stock requirement for all members within a range of 0.5% to 1.5% of a member’s membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member’s membership asset value is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors. Membership assets are those assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member’s indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

A member’s activity-based stock requirement is the sum of 4.7% of the member’s outstanding advances plus 5.0% of any portion of any mortgage loan sold by the member and owned by the Bank. The Bank may adjust the activity-based stock requirement for all members within a range of 4.4% to 5.0% of the member’s outstanding advances and a range of 5.0% to 5.7% of any portion of any mortgage loan sold by the member and owned by the Bank.

At the Bank’s discretion, capital stock that is greater than a member’s minimum requirement may be repurchased or transferred to other Bank members at par value. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year notice period.

The Gramm-Leach-Bliley Act (GLB Act) established voluntary membership for all members. Any member may withdraw from membership and have its capital stock redeemed after giving the required notice. Members that withdraw from membership may not reapply for membership for five years, in accordance with Finance Board rules.

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability once a member provides the Bank with a written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank had mandatorily redeemable capital stock held by eight former members totaling $47 at December 31, 2005, of which $43 was scheduled for redemption in 2009 and $4 was scheduled for redemption in 2010. At December 31, 2004, the Bank had mandatorily redeemable capital stock held by four former members totaling $55, which was scheduled for redemption in 2009. These amounts included accrued interest expense (accrued stock dividends) of $2 at December 31, 2005, and $1 at December 31, 2004, and have been classified as a liability in the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Statements of Condition. The mandatorily redeemable capital stock balance decreased in 2005 because the Bank repurchased excess activity-based stock during the year. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

As of December 31, 2005, eight members had notified the Bank to voluntarily redeem their capital stock, seven because of mergers with or acquisitions by nonmember institutions and one because of withdrawal from membership.

In accordance with the Finance Board’s interpretation, mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS 150 is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

Based on Finance Board interpretation, SFAS 150 accounting treatment for certain shares of the Bank’s capital stock does not affect the definition of total capital for purposes of: determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure to other GSEs (100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

The Bank will not redeem or repurchase membership stock until five years after the member’s membership is terminated or after the Bank receives notice of the member’s withdrawal. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on at least a scheduled quarterly basis subject to certain conditions, at its discretion.

The Bank’s activity for mandatorily redeemable capital stock for the years ended December 31, 2005 and 2004, was as follows. Activity for 2003 is not provided because the Bank adopted SFAS 150 on January 1, 2004.

Mandatorily Redeemable Capital Stock Activity

	2005	2004
Balance at beginning of period	$55	$—
Mandatorily redeemable capital stock reclassified from capital upon adoption of SFAS 150	—	18
Mandatorily redeemable capital stock reclassified from capital during period	6	57
Repurchase of mandatorily redeemable capital stock	(16)	(21)
Dividends paid and accrued on mandatorily redeemable capital stock	2	1

Balance at end of period	$47	$55

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to fifty cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member’s capital stock because following the redemption the member would fail to meet its minimum stock requirement), the member is charged a fee equal to one dollar multiplied by the number of shares of capital stock affected. In certain cases the Board of Directors may waive a cancellation fee for bona fide business purposes.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s stock is considered putable by the member. There are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, which include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All member holdings of the Bank’s stock immediately become nonredeemable if the Bank becomes undercapitalized.

•	The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Board determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital.

•	In addition to being able to prohibit stock redemptions, the Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed to satisfy its statutory and regulatory capital requirements. The Bank is also required to maintain at least a stand-alone AA credit rating from a nationally recognized statistical rating organization.

•	If, during the period between receipt of a stock redemption notice from a member and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after payment in full to the Bank’s creditors, the each stockholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Board.

•	The Bank may not redeem any capital stock if the principal or interest due on any consolidated obligations issued by the Office of Finance has not been paid in full.

•	The Bank may not redeem any capital stock if the Bank fails to provide the Finance Board with the quarterly certification required by section 966.9(b)(1) of the Finance Board’s rules prior to declaring or paying dividends for a quarter.

•	The Bank may not redeem any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to fully meet all of its obligations on a timely basis, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another FHLBank to obtain financial assistance to meet its current obligations.

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

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $44 at December 31, 2005, and $83 at December 31, 2004. Because the SFAS 133 cumulative net unrealized gains or losses are primarily a matter of timing,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

the unrealized gains or losses will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. (However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.) As the cumulative net unrealized gains are reversed (by periodic net unrealized losses), the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of this category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of these cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to provide for this build-up of restricted retained earnings to reach $130 by the end of the third quarter of 2007. The retained earnings restricted in accordance with this provision totaled $87 at December 31, 2005, and $50 at December 31, 2004.

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. This provision was no longer needed because the Bank generally hedges fixed rate advances with fixed rate interest rate swaps, which, in effect, converts these advances to floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision became part of the $130 build-up of restricted retained earnings discussed above.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Excess and Surplus Capital Stock.  The Bank may repurchase some or all of a member’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion. The Bank must give the member 15 days’ written notice; however, the member may waive this notice period. At its discretion, the Bank may also repurchase some or all of a member’s excess capital stock at the member’s request. Excess capital stock is defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan.

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year notice period.

The Bank’s surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank’s discretion, if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. The Bank generally repurchases capital stock approximately one month after the end of each quarter. On the scheduled repurchase date, the Bank recalculates the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the stock repurchase.

The Bank repurchased surplus capital totaling $728 in 2005 and $376 in 2004. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $59 in 2005 and $2 in 2004. Excess capital stock totaled $962 as of December 31, 2005, which included surplus capital stock of $233. On January 31, 2006, the Bank repurchased $112 of surplus capital stock and $2 of excess capital stock that was not surplus capital stock.

When the Bank repurchases excess stock from a member, the Bank first repurchases any excess stock subject to a redemption notice submitted by that member, followed by the most recently purchased shares of excess stock not subject to a redemption notice, then by shares of excess stock most recently acquired other than by purchase and not subject to a redemption notice, unless the Bank receives different instructions from the member.

Concentration.  As of December 31, 2005, the Bank had a concentration of capital stock totaling 61 million shares outstanding to three members, representing 64% of total capital stock, including mandatorily redeemable capital stock, outstanding (35% to Washington Mutual Bank; 15% to Citibank (West), FSB; and 14% to World Savings Bank, FSB). As of December 31, 2004, the Bank had a concentration of capital stock totaling 50 million shares outstanding to three members, representing 65% of total capital stock, including mandatorily redeemable capital stock, outstanding (39% to Washington Mutual Bank; 14% to World Savings Bank, FSB; and 12% to Citibank (West), FSB).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 14 – Employee Retirement Plans

Defined Benefit Plans

Cash Balance Pension Plan.  The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan covers all employees who have completed at least six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee’s annual pay, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a trust established by the Bank.

Non-Qualified Defined Benefit Plans.  The Bank sponsors several non-qualified retirement plans. These non-qualified plans include the following:

•	Benefit Equalization Plan, a non-qualified retirement plan restoring benefits offered under the qualified plans that have been limited by laws governing the plans;

•	Supplemental Executive Retirement Plan (SERP), a non-qualified retirement benefit plan available to the Bank’s executive management, which provides a service-linked supplemental cash balance contribution to SERP participants that is in addition to the contributions made to the qualified Cash Balance Plan; and

•	Defined benefit portion of the Deferred Compensation Plan, a non-qualified retirement plan available to all Bank officers and directors, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. See below for further discussion on the Deferred Compensation Plan.

Postretirement Health Benefit Plan.  The Bank provides a postretirement health benefit plan to employees hired before January 1, 2003. The Bank’s costs are capped at 1998 levels. As a result, changes in health care cost trend rates will have no effect on the Bank’s accumulated postretirement benefit obligation or service and interest costs.

The Bank uses September 30 as the annual measurement date for its plans.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2005 and 2004.

	2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of year	$11	$5	$2	$8	$3	$2
Service cost	1	1	—	1	1	—
Interest cost	1	—	—	1	—	—
Actuarial loss/(gain)	—	(1)	—	1	1	—
Benefits paid	(1)	—	—	—	—	—

Benefit obligation, end of year	$12	$5	$2	$11	$5	$2

Change in plan assets
Fair value of plan assets, beginning of year	$7	$—	$—	$5	$—	$—
Actual return on plan assets	1	—	—	—	—	—
Employer contributions	3	—	—	2	—	—
Benefits paid	(1)	—	—	—	—	—

Fair value of plan assets, end of year	$10	$—	$—	$7	$—	$—

Funded status	$(2)	$(5)	$(2)	$(4)	$(5)	$(2)
Unrecognized net actuarial loss/(gain)	3	—	(1)	3	1	(1)
Unrecognized transition obligation	—	—	1	—	—	1
Contributions after measurement date	—	—	—	2	—	—

Prepaid (accrued) benefit cost	$1	$(5)	$(2)	$1	$(4)	$(2)

Amounts recognized in the Statements of Financial Condition at December 31, 2005 and 2004, consist of:

	2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Prepaid benefit costs	$1	$—	$—	$1	$—	$—
Accrued benefit liability	—	(5)	(2)	—	(4)	(2)

Net amount recognized	$1	$(5)	$(2)	$1	$(4)	$(2)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2005 and 2004.

	2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Projected benefit obligation	$12	$5	$2	$11	$5	$2
Accumulated benefit obligation	10	4	2	8	4	2
Fair value of plan assets	10	—	—	7	—	—

Components of the net periodic benefit costs/(income) for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005			2004			2003
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Service cost	$1	$1	$—	$1	$1	$—	$1	$1	$—
Interest cost	1	—	—	1	—	—	—	—	—
Expected return on assets	(1)	—	—	(1)	—	—	—	—	—

Net periodic benefit cost/(income)	$1	$1	$—	$1	$1	$—	$1	$1	$—

Weighted-average assumptions used to determine the benefit obligations at December 31, 2005 and 2004, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Discount rate	5.50%	5.50%	5.50%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2005, 2004, and 2003, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2005			2004			2003
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Discount rate	5.75%	5.75%	5.75%	7.00%	7.00%	6.00%	7.00%	7.00%	6.75%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate reflects the rates available at the measurement date on long-term high-quality fixed income debt instruments and was

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

determined based on Moody’s Investors Service’s Aa Corporate Bond Index. The Bank has determined that the timing and amount of projected cash outflows in the index is consistent with the timing and amount of expected benefit payments by comparing the duration of projected plan liabilities to the duration of the bonds in Moody’s Investors Service’s Aa Corporate Bond Index. This comparison showed that the duration of the projected plan liabilities is approximately the same, or slightly longer, than the duration of the bonds in the index. The discount rate is reset annually on the measurement date.

The expected return on plan assets was determined based on (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan’s target asset allocation.

The Cash Balance Plan is managed by the Bank’s Retirement Committee, which establishes the plan’s Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equities; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan’s target allocation percentages for a mix range of 50-70% equities and 30-50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a quarterly basis.

The Cash Balance Plan’s weighted average asset allocation at December 31, 2005 and 2004, by asset category was as follows:

Asset Category	2005	2004
Cash and cash equivalents	2%	0%
Equities mutual funds	60	61
Fixed income mutual funds	38	39

Total	100%	100%

The Bank expects to contribute $2 to the Cash Balance Plan in 2006. The non-qualified defined benefit plans and the postretirement health plan are not funded; therefore no contributions will be made to these plans in 2006.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-Retirement Health Benefit Plan
2006	$—	$—	$—
2007	1	—	—
2008	1	—	—
2009	1	1	—
2010	1	—	—
2011 – 2015	8	4	1

Defined Contribution Plans

Retirement Savings Plan.  The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions and a Bank matching contribution of up to 6% of each participant’s contribution (based on compensation). The Bank contributed approximately $1, $1, and $1 in 2005, 2004, and 2003, respectively.

Deferred Compensation Plan.  The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) employee or director deferral of current compensation,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

(ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for employees that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest and are payable to the employee according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s obligation for this plan at December 31, 2005, 2004, and 2003, was $24, $19, and $14, respectively.

Note 15 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, cash flows from associated interest rate exchange agreements, and earnings on invested member capital.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to net interest income before assessments for the years ended December 31, 2005, 2004, and 2003.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges[1]	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
2005	$478	$161	$639	$44	$683	$(100)	$81	$502
2004	315	152	467	75	542	(76)	68	398
2003	294	107	401	44	445	55	60	440

1	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net (loss)/gain on derivatives and hedging activities.”

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents total assets by operating segment at December 31, 2005, 2004, and 2003:

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
2005	$191,161	$32,441	$223,602
2004	156,889	28,093	184,982
2003	109,628	22,762	132,390

Note 16 – Derivatives and Hedging Activities

General.  The Bank may enter into interest rate swaps (including callable and putable swaps), swaptions, and cap and floor agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time as the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds.

Additional active uses of interest rate exchange agreements include: (1) offsetting interest rate caps or floors embedded in adjustable rate advances made to members, (2) hedging the anticipated issuance of debt, (3) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (4) modifying the repricing intervals between variable rate assets and variable rate liabilities, and (5) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank’s use of interest rate exchange agreements results in one of the following classifications: (1) a fair value hedge of an underlying financial instrument, (2) a forecasted transaction, (3) a cash flow hedge of an underlying financial instrument, (4) an economic hedge for specific asset and liability management purposes (a non-SFAS 133-qualifying economic hedge), or (5) an intermediary transaction for members.

An economic hedge is defined as an interest rate exchange agreement hedging specific or nonspecific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting treatment under the rules of SFAS 133, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability because of the change in fair value recorded on the interest rate exchange agreements that generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.

Consistent with Finance Board regulation, the Bank enters into interest rate exchange agreements only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between members and counterparties. Bank management uses interest rate exchange agreements when they are deemed to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules (economic hedges). As a result, in those cases, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income as “Net (loss)/gain on derivatives and hedging activities,” with no offsetting fair value adjustments for the economically hedged asset, liability, or firm commitment.

The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Net (losses)/gains on derivatives and hedging activities for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Net (losses)/gains related to fair value hedge ineffectiveness	$(51)	$(19)	$64
Net gains/(losses) related to cash flow hedge ineffectiveness	(1)	—	3
(Losses)/gains on MPF firm commitments	—	(1)	30
Net gains/(losses) on economic hedges	7	26	12
Net interest expense on derivative instruments used in economic hedges	(44)	(75)	(44)

Net gains/(losses) on derivatives and hedging activities	$(89)	$(69)	$65

For the years ended December 31, 2005 and 2004, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2005, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2005 and 2004:

	2005		2004
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$164,803	$(1,554)	$140,979	$(574)
Cash flow	270	—	375	—
Economic	61,845	(37)	44,602	2
Interest rate swaptions: Economic	3,587	16	3,487	57
Interest rate caps/floors
Fair value	13,862	131	12,987	(2)
Economic	70	—	50	—
Mortgage delivery commitments[1]	—	—	4	—

Total	$244,437	$(1,444)	$202,484	$(517)

Total derivatives excluding accrued interest		$(1,444)		$(517)
Accrued interest, net		(93)		122

Net derivative balances		$(1,537)		$(395)

Derivative assets		$24		$43
Derivative liabilities		(1,561)		(438)

Net derivative balances		$(1,537)		$(395)

1	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	2005	2004
Host contract:
Advances	$(6)	$(3)
Non-callable bonds	36	(5)
Callable bonds	1	—

Total	$31	$(8)

Hedging Activities.  The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the balance sheet, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

Intermediation – As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. The offsetting derivatives used in intermediary activities do not receive SFAS 133 hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net (loss)/gain on derivatives and hedging activities.”

Derivatives in which the Bank is an intermediary may arise when the Bank (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,430 at December 31, 2005, and $1,570 at December 31, 2004. The notional principal of interest rate exchange agreements that are derivatives to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at December 31, 2005, and $290 at December 31, 2004.

Investments – The Bank may invest in U.S. agency obligations, AAA-rated MBS, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as held-to-maturity or trading.

The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into interest rate exchange agreements (economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated interest rate exchange agreements are included in other income in the Statements of Income.

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset.

Mortgage Loans – The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgages with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.

The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain consolidated obligations to create funding equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings.

Consolidated Obligations – Although the joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed on or after the issuance of consolidated obligations and are accounted for based on SFAS 133.

Consolidated obligation bonds are structured to meet the Bank’s and/or investors’ needs. Common structures include fixed rate bonds with or without call options and variable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates a variable rate bond.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The cost of this funding combination is lower than the cost that would be available through the issuance of just a variable rate bond. These transactions generally receive fair value hedge accounting treatment under SFAS 133.

The Bank has not had any consolidated obligation discount notes or bonds denominated in currencies other than U.S. dollars outstanding during 2005, 2004, or 2003.

Firm Commitments – In accordance with SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. Accordingly, the commitment is recorded at fair value as a derivative asset or derivative liability, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

The Bank may also hedge a firm commitment for a forward starting advance through the use of an offsetting forward starting interest rate swap. In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. When the commitment is terminated and the advance is made, the current market value associated with the firm commitment is included with the basis of the advance. The basis adjustment is then amortized into interest income over the life of the advance.

Anticipated Debt Issuance – The Bank may enter into interest rate swaps for the anticipated issuances of fixed rate bonds to hedge the cost of funding. These hedges are designated and accounted for as cash flow hedges. The interest rate swap is terminated upon issuance of the fixed rate bond, with the effective portion of the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements are subject to master netting arrangements with each counterparty to mitigate the credit risk exposure. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines and the Finance Board’s Financial Management Policy. Based on the master netting arrangements, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements, and no allowance for losses is deemed necessary by management.

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $244,437 at December 31, 2005, and $202,484 at December 31, 2004. The notional amount does not represent the exposure to credit loss. The Bank is subject to credit risk relating to the nonperformance by a counterparty to a non-exchange-traded interest rate exchange agreement. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2005 and 2004, the Bank’s maximum credit risk, as defined above, was estimated at $24 and $43, respectively, including $1 and $24 of net accrued interest receivable, respectively. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $23 and $40

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

as collateral from counterparties as of December 31, 2005 and 2004, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 18.

Note 17 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2005 and 2004. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Cash and Due from Banks.  The recorded carrying value approximates the estimated fair value.

Interest-Bearing Deposits in Banks, Deposits for Mortgage Loan Program, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.  The estimated fair values of these instruments with more than three months to maturity or repricing have been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. For instruments with three months or less to maturity or repricing, the recorded carrying value approximates the estimated fair value.

Trading and Held-to-Maturity Securities.  The estimated fair value of these instruments with more than three months to maturity or repricing, including MBS, has been determined based on quoted prices, by calculating the present value of expected cash flows as of the last business day of the year excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. Estimates developed using these methods require judgments regarding significant matters such as the appropriate discount rates and prepayment assumptions. Changes in these judgments often have a material effect on the fair value estimates. For instruments with three months or less to maturity or repricing, the recorded carrying value approximates the estimated fair value.

Advances.  The estimated fair value of these instruments with more than three months to maturity or repricing has been determined by calculating the present value of expected cash flows from these instruments and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement rates for advances with similar terms. Pursuant to the Finance Board’s advances regulation, advances with a maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. The estimated fair value of advances does not include the value of any potential prepayment fee. For instruments with three months or less to maturity or repricing, the recorded carrying value approximates the estimated fair value.

Mortgage Loans Held for Portfolio, Net of Allowance for Credit Losses on Mortgage Loans.  The estimated fair values for mortgage loans have been determined based on quoted prices of similar mortgage loans available in the market. These prices, however, can change rapidly based on market conditions and are highly dependent on the prepayment assumptions that are used.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Accrued Interest Receivable and Payable and Other Assets and Liabilities.  The recorded carrying value approximates the estimated fair value.

Derivative Assets and Liabilities.  The Bank bases the estimated fair value of interest rate exchange agreements on the estimated costs of instruments with similar terms or available market prices, including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments are estimated using techniques such as discounted cash flow analysis, option pricing models, and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, the volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

Deposits.  For deposits with more than three months to maturity or repricing, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits excluding accrued interest. The discount rates used in these calculations are the cost of deposits with similar terms. For deposits with three months or less to maturity or repricing, the recorded carrying value approximates the estimated fair value.

Consolidated Obligations.  The estimated fair value has been determined based on the estimated cost of raising comparable term debt and, where applicable, option pricing models. The estimated cost of issuing debt is determined daily based on the primary market for debt of the FHLBank System and other GSEs and other indications from securities dealers. Estimates of the fair value of callable consolidated obligations that are developed using these methods require judgments regarding significant matters such as the volatility of market rates for agency debt. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Mandatorily Redeemable Capital Stock.  The fair value of capital subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative structure.

Commitments.  The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at December 31, 2005 and 2004.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The estimated fair values of the Bank’s financial instruments at December 31, 2005 and 2004, were as follows:

Fair Value of Financial Instruments – 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$12	$—	$12
Interest-bearing deposits in banks	6,899	—	6,899
Securities purchased under agreements to resell	750	—	750
Federal funds sold	16,997	—	16,997
Trading securities	128	—	128
Held-to-maturity securities	29,691	(346)	29,345
Advances	162,873	76	162,949
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,214	(133)	5,081
Accrued interest receivable	909	—	909
Derivative assets	24	—	24
Other assets	105	(61)	44

Total	$223,602	$(464)	$223,138

Liabilities
Deposits	$444	$—	$444
Consolidated obligations:
Bonds	182,625	349	182,276
Discount notes	27,618	3	27,615
Mandatorily redeemable capital stock	47	—	47
Accrued interest payable	1,448	—	1,448
Derivative liabilities	1,561	—	1,561
Other liabilities	211	—	211

Total	$213,954	$352	$213,602

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – 2004

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$16	$—	$16
Interest-bearing deposits in banks	5,251	—	5,251
Federal funds sold	8,461	—	8,461
Trading securities	602	—	602
Held-to-maturity securities	23,839	(82)	23,757
Advances	140,254	39	140,293
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	6,035	(2)	6,033
Accrued interest receivable	398	—	398
Derivative assets	43	—	43
Other assets	83	(52)	31

Total	$184,982	$(97)	$184,885

Liabilities
Deposits	$935	$—	$935
Consolidated obligations:
Bonds	148,109	56	148,053
Discount notes	26,257	8	26,249
Mandatorily redeemable capital stock	55	—	55
Accrued interest payable	809	—	809
Derivative liabilities	438	—	438
Other liabilities	479	—	479

Total	$177,082	$64	$177,018

Note 18 – Commitments and Contingencies

As provided by the FHLB Act or Finance Board regulation, all the FHLBanks have joint and several liability for all consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank.

The Bank considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all consolidated obligations. The Bank considers the joint and several liability as a related party guarantee because the allocation of the joint and several liability of the FHLBanks is under the common control of the Finance Board. Related party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $937,460 at December 31, 2005, and $869,242 at December 31, 2004. The par value of the Bank’s participation in consolidated obligations was $212,262 at December 31, 2005, and $175,132 at December 31, 2004.

The Finance Board’s joint and several liability regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay its participation in the consolidated obligations for which it is the primary

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

obligor. In accordance with this regulation, the president of each FHLBank is required to provide a quarterly certification that, among other things, the FHLBank will remain capable of making full and timely payment of all its current obligations, including direct obligations.

Further, the regulation requires that an FHLBank must provide written notice to the Finance Board if at any time the FHLBank is unable to provide the quarterly certification; projects that it will be unable to fully meet all of its current obligations, including direct obligations, on a timely basis during the quarter; or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations. If an FHLBank gives any one of these notices (other than in a case of a temporary interruption in the FHLBank’s debt servicing operations resulting from an external event such as a natural disaster or a power failure), it must promptly file a consolidated obligations payment plan for Finance Board approval specifying the measures the FHLBank will undertake to make full and timely payments of all of its current obligations.

Notwithstanding any other provisions in the regulation, the regulation provides that the Finance Board in its discretion may at any time order any FHLBank to make any principal or interest payment due on any consolidated obligation. To the extent an FHLBank makes any payment on any consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank that is the primary obligor, which will have a corresponding obligation to reimburse the FHLBank for the payment and associated costs, including interest.

The regulation also provides that the Finance Board may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

Commitments that legally obligate the Bank for additional advances totaled $2,843 at December 31, 2005, and $1,162 at December 31, 2004. Commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $810 at December 31, 2005, and $783 at December 31, 2004, and had original terms of 30 days to 10 years with the latest final expiration in 2015. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at both December 31, 2005 and 2004. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding (see Note 7). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of December 31, 2005 and 2004.

Commitments that obligate the Bank to purchase mortgage loans totaled $0.4 at December 31, 2005, and $4 at December 31, 2004. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS 149, commitments entered after June 30, 2003, were recorded as derivatives at their fair value through the settlement date of the commitment.

The Bank executes interest rate exchange agreements with major banks and broker-dealers that have long-term credit ratings of single-A or better from both Standard & Poor’s and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions and bilateral security agreements with all counterparties and requires all member counterparties to fully collateralize their net credit exposure. As of December 31, 2005, the Bank had pledged as collateral securities with a carrying value

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

of $1,277, of which $100 cannot be sold or repledged and $1,177 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2004, the Bank had pledged as collateral securities with a carrying value of $242, all of which can be sold or repledged to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $4, $4, and $3 for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum rentals at December 31, 2005, were as follows:

Year	Future Minimum Rentals
2006	$3
2007	3
2008	3
2009	3
2010	3
Thereafter	29

Total	$44

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s financial condition or results of operations.

In June 2005, the Bank entered into an amendment to its operating lease for office space at 600 California Street in San Francisco, California. This amendment provided for an extension of the original lease term for a period of approximately 11 years through June 30, 2020, and a renewal option term to extend the term of the lease for an additional five years. The monthly base rent for the extension term will be at ninety-five percent (95%) of the fair market rent at the commencement of the extension term.

The Bank may be subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $1,401 at December 31, 2005, and $960 at December 31, 2004.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $616 at December 31, 2005, and $1,400 at December 31, 2004.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 9, 10, 12, 13, 14, and 16.

Note 19 – Transactions with Members

Transactions with Members.  The Bank is a cooperative whose member institutions own the capital stock of the Bank. In addition, certain former members are also required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements (see Note 13 for further information).

All advances are issued to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with Finance Board regulations.

In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and MBS with members or their affiliates. All investments are transacted at market prices, and MBS are purchased through securities brokers or dealers. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are also executed at market rates.

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions:

	December 31,
	2005	2004
Assets:
Interest-bearing deposits in banks	$989	$—
Federal funds sold	3,130	608
Held-to-maturity securities[1]	7,347	5,022
Advances	162,873	140,254
Mortgage loans held for portfolio	5,214	6,035
Accrued interest receivable	756	315
Derivative assets	24	25

Total	$180,333	$152,259

Liabilities:
Deposits	$444	$935
Derivative liabilities	164	23

Total	$608	$958

Notional amount of derivatives	$29,354	$20,452
Letters of credit	810	783

1	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	For the years ended December 31,
	2005	2004	2003
Interest Income:
Interest-bearing deposits in banks	$21	$4	$5
Federal funds sold	84	2	3
Held-to-maturity securities	278	178	179
Advances[1]	5,091	1,834	1,129
Prepayment fees on advances	1	7	15
Mortgage loans held for portfolio	280	309	138

Total	$5,755	$2,334	$1,469

Interest Expense:
Deposits	$16	$6	$3
Consolidated obligations[1]	(31)	(160)	(276)

Total	$(15)	$(154)	$(273)

Other Income:
Net (loss)/gain on derivatives and hedging activities	$(125)	$(82)	$(72)
Fees earned on letters of credit	1	1	1

Total	$(124)	$(81)	$(71)

1	Includes the effect of associated derivatives with members and their affiliates.

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

	December 31,
	2005	2004
Assets:
Interest-bearing deposits in banks	$440	$—
Federal funds sold	—	608
Held-to-maturity securities[1]	2,960	2,525
Advances	120,361	106,433
Mortgage loans held for portfolio	4,124	4,744
Accrued interest receivable	576	246
Derivative assets	—	10

Total	$128,461	$114,566

Liabilities:
Deposits	$63	$45
Derivative liabilities	64	—

Total	$127	$45

Notional amount of derivatives	$11,831	$11,006
Letters of credit	197	226

1	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	For the years ended December 31,
	2005	2004	2003
Interest Income:
Interest-bearing deposits in banks	$8	$4	$5
Federal funds sold	8	2	3
Held-to-maturity securities	111	104	91
Advances[1]	3,718	1,452	1,125
Prepayment fees on advances	—	1	7
Mortgage loans held for portfolio	218	248	103

Total	$4,063	$1,811	$1,334

Interest Expense:
Deposits	$—	$1	$1
Consolidated obligations[1]	(15)	(79)	(138)

Total	$(15)	$(78)	$(137)

Other Income:
Net (loss)/gain on derivatives and hedging activities	$(61)	$(40)	$5
Fees earned on letters of credit	—	—	1

Total	$(61)	$(40)	$6

1	Includes the effect of associated derivatives with the members described in this section or their affiliates.

Note 20 – Other

Other income consisted of the following:

	2005	2004	2003
Fees earned on letters of credit	$1	$1	$1
Amortization of deferred gain from sale of building	1	2	2
Other	—	1	1

Total	$2	$4	$4

In May 1999, the Bank sold its San Francisco office building and realized a gain of $24. The Bank recognized $3 of the gain immediately upon the sale in 1999 and is deferring and amortizing the remainder over the remaining term of the Bank’s leaseback for the space the Bank occupies. The unamortized amount of the deferred gain outstanding was $8 at December 31, 2005, and $9 at December 31, 2004.

The table below discloses the categories included in other operating expense.

	2005	2004	2003
Professional and contract services	$18	$10	$9
Travel	1	1	1
Occupancy	4	4	4
Equipment	4	4	3
Other	2	3	2

Total	$29	$22	$19

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2005 and 2004, are included in the following tables (dollars in millions except per share amounts).

	Three months ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Interest income	$2,242	$1,917	$1,621	$1,332
Interest expense	2,055	1,739	1,462	1,173

Net interest income	187	178	159	159
Other (loss)/income	(15)	(35)	5	(55)
Other expense	23	19	20	19
Assessments	39	33	38	23

Net income	$110	$91	$106	$62

Dividends declared per share	$1.18	$1.15	$1.05	$1.05
Annualized dividend rate[1]	4.67%	4.58%	4.21%	4.25%

	Three months ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Interest income	$1,048	$813	$642	$586
Interest expense	901	682	497	467

Net interest income	147	131	145	119
Other (loss)/income	(17)	(95)	76	(40)
Other expense	19	16	17	16
Assessments	29	5	54	17

Net income	$82	$15	$150	$46

Dividends declared per share	$1.00	$0.93	$1.16	$0.98
Annualized dividend rate[1]	3.97%	3.70%	4.68%	3.95%

1	All dividends except fractional shares were paid in the form of capital stock.

Investment Securities

Supplementary financial data on the Bank’s investment securities for the years ended December 31, 2005, 2004, and 2003, are included in the tables below.

Trading Securities

	December 31,
(Dollars in millions)	2005	2004	2003
U.S. government corporations and government-sponsored enterprises (GSEs):
MBS:
GNMA	$49	$67	$98
FHLMC	15	175	181
FNMA	64	94	145
States and political subdivisions:
Housing finance agency bonds	—	266	493

Total	$128	$602	$917

Held-to-Maturity Securities

	December 31,
(Dollars in millions)	2005	2004	2003
U.S. government corporations and GSEs:
Discount notes – FNMA	$248	$—	$—
MBS:
GNMA	36	48	72
FHLMC	207	297	449
FNMA	522	693	659
States and political subdivisions:
Housing finance agency bonds	1,211	1,470	1,328
Other bonds, notes, and debentures:
Commercial paper	1,267	748	1,042
Non-agency MBS	26,200	20,583	14,713

Total	$29,691	$23,839	$18,263

As of December 31, 2005, trading securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2005
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
MBS:
GNMA:
After ten years	$49	4.43%
FHLMC:
After one but within five years	15	6.12
FNMA:
After one but within five years	46	7.17
After five but within ten years	18	4.77

Total	$128	5.65%

As of December 31, 2005, held-to-maturity securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2005
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
Discount notes – FNMA:
Within one year	$248	4.27%
MBS:
GNMA:
After ten years	36	4.69
FHLMC:
After one but within five years	52	5.66
After five but within ten years	3	4.88
After ten years	152	5.64
FNMA:
After one but within five years	7	6.51
After ten years	515	4.54

Subtotal	1,013	4.70

States and political subdivisions:
Housing finance agency bonds:
After five but within ten years	33	4.40
After ten years	1,178	4.44

Subtotal	1,211	4.43

Other bonds, notes, and debentures:
Commercial paper:
Within one year	1,267	4.28
Non-agency MBS:
After one but within five years	185	3.99
After ten years	26,015	4.92

Subtotal	27,467	4.87

Total	$29,691	4.86%

Geographic Concentration of Mortgage Loans1, 2

	December 31,
	2005	2004
Midwest	15%	15%
Northeast	22	21
Southeast	14	14
Southwest	10	10
West	39	40

Total	100%	100%

1	Percentages calculated based on the unpaid principal balance at the end of each period.
2	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Maturities of Time Deposits

As of December 31, 2005, the Bank had time deposits in denominations of $0.1 million or more with the following maturity characteristics:

(Dollars in millions)	December 31, 2005
Within three months	$29
After three months but within six months	1

Total	$30

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (discount notes) for the years ended December 31, 2005, 2004, and 2003:

(Dollars in millions)	2005	2004	2003
Outstanding at end of the period	$27,618	$26,257	$31,882
Weighted average rate at end of the period	4.04%	2.08%	1.05%
Daily average outstanding for the period	$22,102	$28,528	$17,357
Weighted average rate for the period	3.17%	1.32%	1.19%
Highest outstanding at any monthend	$28,039	$42,965	$31,882

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer, and Controller as of the end of the annual period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Operating Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

Internal Control Over Financial Reporting

For the fourth quarter of 2005, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the Bank’s joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Finance Board’s joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Bank’s Board of Directors (the Board) is composed of directors appointed by the Finance Board and directors elected by the members. Each director must be a citizen of the United States. Each appointed director must be a bona fide resident of the Bank’s district, and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the Board and continuing service on the Board is determined by Finance Board regulations. The term for each directorship is three years, and elected directors are subject to limits on the number of consecutive terms they may serve. An elected director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

The Board has six appointed director positions, two of which are currently filled and four of which are vacant. The current terms of the two appointed directors will expire at the end of 2006. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. Appointed directors may not hold any financial interest in a member of the Bank.

The Board also has eight elected director positions. Each year the Finance Board designates the total number of elected directorships for the Bank and the number to be allocated to each of the three states in the Bank’s district (Arizona, California and Nevada). The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one director position allocated to each state and at least three director positions allocated to California. Of the eight elected director positions, currently one is allocated to Arizona and one is allocated to Nevada; the current terms of the directors in those positions will expire at the end of 2007. The other six elected director positions are currently allocated to California; the current terms of three of the directors in those positions will expire at the end of 2006 and the current terms of the other three will expire at the end of 2008. In 2005, Washington Mutual Bank redesignated its home office from Stockton, California, to Henderson, Nevada. Based on the redesignation, the Bank expects that the Finance Board will reallocate two of the six elected director positions currently allocated to California to Nevada.

The Bank holds elections each year for the elected director positions becoming vacant at yearend, with new terms beginning the following January 1. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For each elected director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one elected director position for a state, an eligible institution may not cumulate its votes. Interim vacancies in elected director positions are filled by the Board.

Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank’s Code of Conduct for senior officers, which applies to the president, executive vice president, and senior vice presidents, as well as any amendments or waivers to the code, are disclosed on the Bank’s website located at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2006) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman[1,7]	59	2003	2008
James P. Giraldin, Vice Chairman[1,7]	53	2003	2006
Craig G. Blunden[1,6]	58	1999	2006
David A. Funk[2,7]	62	2005	2007
Kenneth R. Harder[3,6,7]	54	2002	2007
D. Tad Lowrey[5,6]	53	2006	2006
Rick McGill[1,6]	59	2002	2008
Monte L. Miller[4,6]	59	2004	2006
Michael Roster[1]	60	2005	2008
Scott C. Syphax[4]	42	2002	2006

1 Elected by the Bank’s California members
2 Elected by the Bank’s Nevada members
3 Elected by the Bank’s Arizona members
4 Appointed by the Finance Board
5 Selected by the Board of Directors to fill an interim vacancy
6 Member of the Audit Committee
7 Member of the Compensation Committee in 2005. Charlene Gonzales Zettel, a former director, was also a member of the Compensation Committee in 2005.

The Board of Directors has determined that Mr. Lowrey is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required by SEC rules to disclose whether Mr. Lowrey is “independent” and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the New York Stock Exchange definition of independence, and under that definition, Mr. Lowrey is not independent. Mr. Lowrey is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western National Bank, Santa Monica, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was Chairman of the board from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. Since 2005, he has served as chairman of the Council of Federal Home Loan Banks and chairman of the chair-vice chair committee of the Federal Home Loan Bank System. He was Vice Chairman of the Board of Directors of the Bank in 2004.

James P. Giraldin, Vice Chairman

James P. Giraldin has been chief operating officer of First Federal Bank of California, Santa Monica, California, since 1997 and president since 2002. He joined the company in 1992 as executive vice president and chief financial officer. Prior to joining First Federal Bank of California, Mr. Giraldin served as chief executive officer of Irvine City Bank, Irvine, California, for five years. He previously served as chief financial officer for two other savings and loan associations and was a certified public accountant with KPMG LLP.

Craig G. Blunden

Craig G. Blunden has been chairman, president, and chief executive officer of Provident Savings Bank, F.S.B., Riverside, California, since January 1991. He has been chairman, president, and chief executive officer of its holding company, Provident Financial Holdings, Inc., since its inception in June 1996.

David A. Funk

David A. Funk has been director and president of Nevada Security Bank, Reno, Nevada, since November 2002, and director of its holding company, The Bank Holdings, since 2004. Previously he was executive director, Nevada marketing, at Bank of the West, San Francisco, California, from August 2001 to November 2002.

Kenneth R. Harder

Kenneth R. Harder has been executive vice president of Northern Trust Bank, N.A., Phoenix, Arizona, since 1994, and a director of Northern Trust Bank, N.A., since 1987. He was also chief operating officer from November 2000 through December 2005. He was Vice Chairman of the Board of Directors of the Bank in 2005.

D. Tad Lowrey

D. Tad Lowrey has been a vice president of Fullerton Community Bank, Fullerton, California, since August 2005. Since January 2006, he has been employed by WEDBUSH Inc., a financial services holding company in Los Angeles, California. Previously, Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until its acquisition by Union Bank of California, San Francisco, California, in October 2004. He has held positions as chief executive officer and chief financial officer for a number of savings institutions. He previously served on the Board of Directors of the Bank and was its Vice Chairman in 2003.

Rick McGill

Since September 2004, Rick McGill has been a director of Broadway Federal Bank, F.S.B., Los Angeles, California. Mr. McGill has been an independent financial consultant since April 2005. He was director of asset acquisitions, capital markets, for Banco Popular North America, New York, New York, from April to December 2005. Previously, Mr. McGill was president and chief executive officer of Quaker City Bancorp and Quaker City Bank, Whittier, California, from August 1996 until their acquisition by Banco Popular in September 2004. He continued as president of Quaker City Bank, a division of Banco Popular North America, until March 2005.

Monte L. Miller

Monte L. Miller has been chief executive officer since 1991 of KeyState Corporate Management, Las Vegas, Nevada, which provides corporate management services to Nevada and Delaware investment subsidiaries. As part of his corporate management services, Mr. Miller may also serve as an officer and/or director of the Nevada investment subsidiaries, which include special purpose entities and other subsidiaries of public companies created to hold and manage a company’s intangible assets.

Of the entities and subsidiaries referenced above, Mr. Miller has been president and a director of Collins & Aikman International Corporation since December 1994 and Collins & Aikman Properties, Inc., since September 1996, both of which are subsidiaries of Collins & Aikman Corporation. Collins & Aikman Corporation and substantially all of its domestic subsidiaries, including Collins & Aikman International Corporation and Collins & Aikman Properties, Inc., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2005. Mr. Miller was also an executive officer and/or director of 11 direct or indirect subsidiaries or special purpose entities of Oakwood Homes Corporation. Of these subsidiaries and entities, Mr. Miller served as: president and director of both Golden West Leasing, LLC, and Crest Capital, LLC, from September 2000 to April 2004; secretary of Oakwood Servicing Holdings Co., LLC, from November 2002 to April 2004; and secretary and director of both Oakwood Financial Corporation from June 1995 to April 2004 and Oakwood Investment Corporation from March 2001 to April 2004. On November 15, 2002, Oakwood Homes Corporation and 14 of its subsidiaries filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which included Golden West Leasing, LLC, and Crest Capital, LLC. On March 5, 2004, 5 additional subsidiaries of Oakwood Homes Corporation filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code, including Oakwood Financial Corporation, Oakwood Investment Corporation, and Oakwood Servicing Holdings Co., LLC. In connection with a plan of reorganization, on April 20, 2004, Oakwood Homes Corporation sold substantially all of its operations and non-cash assets to Clayton Homes, Inc., and the sales proceeds and substantially all assets not sold were conveyed to a liquidation trust.

Michael Roster

Michael Roster has been executive vice president, general counsel and secretary of World Savings Bank, FSB, Oakland, California, and Golden West Financial Corporation, its holding company, since 2000.

Scott C. Syphax

Scott C. Syphax has been president and chief executive officer of Nehemiah Corporation of America, a community development corporation, Sacramento, California, since 2001. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company.

Executive Officers

Dean Schultz

Dean Schultz, 59, has been president and chief executive officer of the Bank since April 1991. Mr. Schultz is a member of the board of directors of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities.

Prior to joining the Bank, Mr. Schultz was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Ross J. Kari

Ross J. Kari, 47, has been executive vice president and chief operating officer since February 2002. From 2001 to 2002, he was chief financial officer of myCFO, Inc., a wealth management firm. Prior to that, Mr. Kari was executive vice president, chief financial officer, of Wells Fargo & Co. and Wells Fargo Bank, San Francisco, California, where he worked for 18 years. Since August 2004, Mr. Kari has also been a director of KKR Financial Corp., a specialty finance company created to invest across multiple asset classes.

Gregory P. Fontenot

Gregory P. Fontenot, 47, has been senior vice president and director of human resources since January 2006. He joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot currently holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 46, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the Securities and Exchange Commission in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 54, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

Lisa B. MacMillen

Lisa B. MacMillen, 46, has been senior vice president and corporate secretary since 1998. From 1998 to April 2005, she also served as general counsel. Ms. MacMillen joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

David H. Martens

David H. Martens, 53, has been senior vice president, enterprise risk management, since July 2004, and has been senior vice president, chief credit and collateral risk management officer, since 1998. Mr. Martens was also the senior officer overseeing the Bank’s community investment programs from 1998 to 2004. Mr. Martens joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board; vice president, supervisory agent, for the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 56, has been senior vice president and controller and operations officer since 1996. She joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner. She is a certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 53, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 44, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. He had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 53, has been senior vice president, mortgage finance sales and product development, since February 2005. She joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

J. Todd Roof

J. Todd Roof, 44, was appointed senior vice president and director of internal audit in July 2005. Prior to joining the Bank, Mr. Roof was the global general auditor and managing director for Barclays Global Investors from 2002 through 2005. He also held positions with PricewaterhouseCoopers LLP from 1992 to 2002, where he was a partner in the global risk management and financial services group from 1998 to 2002. During the period 1984 to 1992, he was employed with Ernst & Young LLP as a financial audit manager. He is a certified public accountant.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 48, has been senior vice president and general counsel since April 2005. She joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 49, has been senior vice president, financial services (sales, marketing and mortgage loan purchases) and community investment since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing (including overseeing mortgage loan purchases) in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

George T. Wofford

George T. Wofford, 66, has been senior vice president, information services since 1999. He joined the Bank in March 1993 as vice president, information services. Mr. Wofford has previous experience as director of management information systems at Morrison & Foerster LLP, James River Corporation, and Zellerbach Paper Group. Since 1996, Mr. Wofford has been a trustee with Advisors Series Trust, a registered investment company.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the annual and long-term compensation for the chief executive officer and the other four most highly compensated executive officers of the Bank.

Summary Compensation Table

As of December 31, 2005

(In dollars)

		Annual Compensation
Name and Principal Position	Year	Salary	Incentive Payment[1]	Other Annual Compensation	LTIP Payouts[2]	All Other Compensation[3]
Dean Schultz	2005	$600,000	$325,000	$—	$216,800	$36,000
President	2004	535,600	300,000	—	237,900	32,136
Chief Executive Officer	2003	520,000	164,700	—	217,800	31,303

Ross J. Kari	2005	465,000	198,400	—	157,600	20,273
Executive Vice President	2004	436,800	225,000	—	178,200	12,694
Chief Operating Officer	2003	420,000	114,200	—	113,600	12,256

Lawrence H. Parks	2005	330,000	135,900	—	105,000	15,668
Senior Vice President	2004	382,951[4]	150,420	—	110,900	16,050
External & Legislative Affairs	2003	302,300	74,400	—	101,500	17,375

Steven T. Honda	2005	273,700	107,300	—	88,600	16,373
Senior Vice President	2004	282,823[5]	121,380	—	101,300	15,783
Chief Financial Officer	2003	254,900	60,800	—	93,200	15,248

Stephen P. Traynor	2005	270,900	109,200	—	81,100	16,200
Senior Vice President	2004	260,000	117,229	—	86,200	15,177
Financial Services	2003	233,400	62,600	—	78,900	13,440

1	Represents payments under the President’s Incentive Plan and the Executive Incentive Plan, as applicable, earned in the year shown and paid the following year.
2	Represents awards under the Executive Performance Unit Plan (the Bank’s long-term incentive compensation plan) earned for the three years ending the year shown and paid the following year.
3	Represents contributions or other allocations made by the Bank to qualified and/or non-qualified vested and unvested defined contribution retirement plans.
4	Of this amount, $69,351 represents a vacation cash-out payment.
5	Of this amount, $19,023 represents a vacation cash-out payment.

Employment Status

Pursuant to the Federal Home Loan Bank Act, the Bank’s employees, including the Bank’s chief executive officer and other four most highly compensated executive officers as of December 31, 2005 (Dean Schultz, Ross J. Kari, Lawrence H. Parks, Steven T. Honda, and Stephen P. Traynor) (the “named executive officers”), are “at will” employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause and with or without notice.

Each of the named executive officers receives a base salary and is eligible to participate in the Bank’s executive incentive compensation plans and comprehensive benefit programs, including both qualified and nonqualified retirement benefit plans. Base salaries for 2006 for the named executive officers are: Dean Schultz: $650,000, Ross J. Kari: $502,000, Lawrence H. Parks: $346,500, Steven T. Honda: $283,800, and Stephen P. Traynor: $282,800. The named executive officers are also eligible to receive reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per executive.

An employee of the Bank, including the named executive officers, may receive severance benefits under the Bank’s current severance policy in the event that the employee’s employment is terminated because of the elimination of the employee’s job or position or because a substantial job modification results in the employee being unqualified or unable to perform the revised job. Severance pay under the severance policy is equal to the greater of 12 weeks of the employee’s base salary or the sum of three weeks of the employee’s base salary plus two weeks of the employee’s base salary (three weeks for vice presidents and more senior officers) for each full year of service at the Bank (prorated for partial years of service). Employees eligible for benefits under the Bank’s severance policy will also receive one month of continued health and life insurance benefits and, in the Bank’s discretion, outplacement assistance.

Executive Incentive Compensation Plans

For 2006 and 2005, the Bank’s executive incentive compensation applicable to the named executive officers is composed of three plans for each of the respective years, the 2006 and 2005 President’s Incentive Plans, the 2006 and 2005 Executive Incentive Plans, and the 2006 and 2005 Executive Performance Unit Plans. The Bank’s executive incentive compensation plans are designed to award incentive compensation to the Bank’s officers for accomplishing goals that are approved by the Board of Directors, as well as individual goals, with an additional portion determined at the discretion of the Board of Directors.

The following table sets forth the award ranges under the 2006 and 2005 President’s Incentive Plans and the 2006 and 2005 Executive Incentive Plans as a percentage of each officer’s base salary for the respective plan year, based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). Awards for total weighted achievement below 75% of target are at the discretion of the Board.

Total Weighted Achievement Level (percentage of target)	President	Executive Vice President	Senior Vice President
200%	60%	55%	50%
150-199%	45-59%	40-54%	37-49%
100-149%	30-44%	27-39%	25-36%
75-99%	15-29%	14-26%	12-24%
0-74%	/------ Awards at the discretion of the Board -------/

Final awards, if any, under the 2006 and 2005 President’s Incentive Plans and the 2006 and 2005 Executive Incentive Plans are paid following Board approval in January following the year in which the awards were earned.

The 2006 and 2005 Executive Performance Unit Plans are for the Bank’s president and chief executive officer, executive vice president, and senior vice presidents, including the named executive officers. Awards under the Bank’s Executive Performance Unit Plans are based on three-year performance periods. A new three-year performance period is established each year, so that there are three separate performance periods in effect at one time.

Awards under the Executive Performance Unit Plans are calculated as the total weighted achievement level of Bank goals during the performance period multiplied by a target award percentage, multiplied for each officer by the officer’s base salary in the first year of the three-year performance period. If the total weighted achievement level is between 100% and 200% of target, the target award percentages are 30% for the president, 27% for the executive vice president, and 25% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target, the target award percentages are 15% for the president, 14% for the executive vice president, and 12% for senior vice presidents. For the 2006 and 2005 Executive Performance Unit Plans, the performance periods are 2006-2008 and 2005-2007, respectively, and awards may be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target goal). Except under extraordinary circumstances, no awards will be paid if the total weighted achievement level is below 75%. The Board also has the discretion to increase or decrease awards under the Executive Performance Unit Plans by 25% to account for performance that is not captured by the total weighted achievement level. Final awards, if any, are to be paid following Board approval after the end of the three-year performance period.

Retirement Plans

Savings Plan.  The Savings Plan is a tax-qualified 401(k) retirement benefit plan that is open to employees of the Bank, including the named executive officers. Under the Savings Plan, each eligible Bank employee may contribute between 2% and 20% of his or her base salary, and once the employee has completed a minimum of six months of service at the Bank, the Bank provides an employer matching contribution (subject to a step-up schedule over each participant’s first five years of Bank employment) of up to 6% of the participant’s base salary.

Cash Balance Plan.  The Cash Balance Plan, which was adopted by the Bank on January 1, 1996, is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service to the Bank, including the named executive officers. Under the Cash Balance Plan, each eligible employee accrues benefits annually equal to 6% of the employee’s total annual compensation plus an interest credit amount equal to 6% of the benefit balance accrued to the employee under the Cash Balance Plan through the prior yearend. Vested amounts accrued under the Cash Balance Plan are generally payable upon termination of employment (regardless of early retirement), either in a lump sum benefit or in an annuity. The benefits under the Cash Balance Plan vest 20% per year and are fully vested after completing 5 years of service.

Prior to the adoption of the Cash Balance Plan, the Bank participated in the Financial Institutions Retirement Fund (the “FIRF”), a multiple-employer tax-qualified defined benefit pension plan. Effective December 31, 1995, the Bank withdrew its participation in the FIRF and implemented the Cash Balance Plan on January 1, 1996. The full value of benefits earned under the FIRF, calculated as of December 31, 1995 (and assuming normal retirement at age 65), is preserved and vested for those employees who participated in the FIRF prior to January 1, 1996 (the “frozen FIRF benefit”), including the president and two of the other named executive officers. The FIRF benefits were calculated based on each participant’s highest three consecutive years average pay (as of December 31, 1995) multiplied by a percentage equal to the employee’s credited years of benefit service (as of December 31, 1995) multiplied by his or her annuity ratio.

In addition to the cash balance benefit component of the Cash Balance Plan (annual service credit of 6% and annual interest credit of 6%), the Cash Balance Plan also includes a FIRF transition benefit component for those participants with a frozen FIRF benefit. The transition benefit component of the Cash Balance Plan is designed to supplement the frozen FIRF benefit by maintaining the participant’s percentage ratio of his or her frozen FIRF annuity payments to the participant’s highest three consecutive years average pay, calculated as of December 31, 1995 (the “annuity ratio”). Upon retirement, the participant will receive transition benefits equal to his or her then-highest three consecutive years average pay (subsequent to December 31, 1995) multiplied by his or her annuity ratio.

Upon retirement, eligible employees receive pension benefits comprised of the frozen FIRF benefit (if applicable), the Cash Balance Plan benefit component, and the FIRF transition benefit component (if applicable).

Benefit Equalization Plan.  The Benefit Equalization Plan is a non-qualified plan that is designed to restore retirement benefits lost under the Cash Balance Plan and the Savings Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code. To comply with Internal Revenue Code (IRC) Section 409A before December 31, 2006, and retroactive to January 1, 2005, the Bank expects to freeze the initial Benefit Equalization Plan and expects to implement a new Benefit Equalization Plan to address the IRC Sec. 409A provisions that changed the participant election process related to the time and form of benefit payments. Under the Benefits Equalization Plan, benefits that would have been earned under the Cash Balance Plan or the Savings Plan but for the limitations imposed on such plans under the Internal Revenue Code are accrued under the Benefit Equalization Plan. The benefits under the Benefit Equalization Plan vest and are payable to the employee according to the corresponding provisions of the Cash Balance Plan and the Savings Plan.

Deferred Compensation Plan.  The Deferred Compensation Plan, also a non-qualified plan, is comprised of three components: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. To comply with Internal Revenue Code (IRC) Sec. 409A, effective January 1, 2005, the Bank froze the initial Deferred Compensation Plan on December 21, 2005, retroactive to January 1, 2005, and has implemented a new Deferred Compensation Plan to specifically address the IRC Sec. 409A provisions that changed the participant election process related to the time and form of benefit payments. The Deferred Compensation Plan is available to all officers and directors of the Bank, including the named executive officers. The make-up benefits under the Deferred Compensation Plan vest and are payable to the employee according to the corresponding provisions of the Cash Balance Plan and the Savings Plan.

Supplemental Executive Retirement Plan.  Effective January 1, 2003, the Bank began providing a Supplemental Executive Retirement Plan to members of the Bank’s executive management, including the named executive officers. The Supplemental Executive Retirement Plan is a non-qualified retirement benefit plan that provides a cash balance benefit to the participants that is in addition to the benefits earned under the tax-qualified Cash Balance Plan. The benefit is calculated based on total annual compensation and years of credited service based on the following table, plus an annual interest credit of 6% on the balances accrued to the executive under the Supplemental Executive Retirement Plan through the prior yearend. Annual benefits accrued under the Supplemental Executive Retirement Plan vest at the earlier of three years after they are earned or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for CEO (Percentage of Total Annual Compensation)	Amount of Contribution for Other SERP Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

The estimated annual pension retirement benefits under the Cash Balance Plan, the FIRF (if applicable), the Benefit Equalization Plan, the Deferred Compensation Plan, and the Supplemental Executive Retirement Plan for the Bank’s named executive officers commencing at the normal retirement age of 65 are as follows:

Name	Year Reaching 65	Frozen FIRF Annuity Benefit	Estimated Cash Balance Plan Cash Balance Annuity Benefit[1]	Estimated Cash Balance Plan FIRF Transition Annuity Benefit[1]	Estimated Benefit Equalization Plan and Deferred Compensation Plan Cash Balance Annuity Benefit[1]	Estimated Benefit Equalization Plan and Deferred Compensation Plan FIRF Transition Annuity Benefit[1]	Estimated Supplemental Executive Retirement Plan Annuity Benefit[1]	Estimated Total Annuity Benefits[1]
Dean Schultz	2012	$48,004	$31,544	$6,486	$69,267	$167,991	$136,745	$430,037
Ross J. Kari	2023	n/a	48,251	n/a	130,777	n/a	318,149	497,177
Lawrence H. Parks	2026	n/a	101,119	n/a	109,607	n/a	293,960	504,686
Steven T. Honda	2016	5,259	44,254	5,429	34,142	10,003	104,986	204,073
Stephen P. Traynor	2021	531	72,370	1,133	45,019	1,715	182,580	303,348

1	Estimates are based on the following assumptions:
•	Annual base salary increases of 4%.
•	Annual incentive pay equal to 40% of the individual’s prior year base salary until retirement
•	Retirement at age 65.

Director Compensation

In accordance with Finance Board regulations, the Bank has established a formal policy governing the compensation and expense reimbursement provided to its directors. Directors are compensated based on the level of responsibility assumed. Fees are paid for attendance at certain meetings. The director compensation arrangements for 2006 and 2005 are set forth below.

Director Meeting Fees for 2006

(In whole dollars)

Type of Meeting	Position	Meeting fees
Board	Chairman	$4,000
Board	Vice Chairman	3,000
Board	Director	2,000
Board Committee	Committee chairman, vice chairman, or member	750	*
FHLBank System Directors’ orientation or conference	Director	750	*

*	Subject to an annual limit of $13,000 per director.

Director Annual Compensation Limits

(In whole dollars)

	Annual Limit
Position	2006	2005
Chairman	$29,357	$28,364
Vice Chairman	23,486	22,692
Director	17,614	17,019

In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, directors’ “official duties” include:

•	Meetings of the Board and Board committees,

•	Meetings requested by the Federal Housing Finance Board and Federal Home Loan Bank System committees,

•	Meetings of the Council of Federal Home Loan Banks and its committees,

•	Meetings of the Bank’s Affordable Housing Advisory Council,

•	Events attended on behalf of the Bank when requested by the president in consultation with the chairman, and

•	Other events attended on behalf of the Bank with the prior approval of the EEO-Personnel-Compensation Committee of the Board of Directors.

Compensation paid to directors in 2005 totaled $221,000 in meeting fees and $165,000 in reimbursed travel and related expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those members that are beneficial owners of more than 5% of the Bank’s outstanding capital stock as of February 28, 2006.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Washington Mutual Bank, FA	33,497,150	34.5%
Arch Plaza Financial Center
Henderson, NV 89014

Citibank (West), FSB	15,777,225	16.3
One Sansome Street
San Francisco, CA 94104

World Savings Bank, FSB	13,259,229	13.7
1790 Broadway Street
Oakland, CA 94612

IndyMac Bank, FSB	5,731,852	5.9
155 North Lake Avenue
Pasadena, CA 91101

Total	68,265,456	70.4%

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 28, 2006.

Capital Outstanding to Members

With Officers or Directors Serving as Directors of the Bank

As of February 28, 2006

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Michael Roster	World Savings Bank, FSB	Oakland	CA	13,259,229	13.7%
James P. Giraldin	First Federal Bank of California	Santa Monica	CA	2,056,955	2.1
Craig G. Blunden	Provident Savings Bank, F.S.B.	Riverside	CA	384,182	0.4
Timothy R. Chrisman	Pacific Western National Bank	Santa Monica	CA	101,959	0.1
Kenneth R. Harder	Northern Trust Bank, N.A.	Phoenix	AZ	80,760	0.1
D. Tad Lowrey	Fullerton Community Bank	Fullerton	CA	60,019	0.1
Rick McGill	Broadway Federal Bank, F.S.B.	Los Angeles	CA	31,541	—
David A. Funk	Nevada Security Bank	Reno	NV	15,510	—

Total				15,990,155	16.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank is a cooperative. Capital stock ownership is a prerequisite to transacting any member business with the Bank. The members and former members own all the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage loan business almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers or directors serve as directors of the Bank. The Bank extends credit to members whose officers or directors serve as directors of the Bank on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities from members whose officers or directors serve as directors of the Bank. All investments are market rate transactions, and all mortgage-backed securities are purchased through securities brokers or dealers. As an additional service to its members, including those whose officers or directors serve as directors of the Bank, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2005 and 2004, by its external accounting firm, PricewaterhouseCoopers LLP.

(Dollars in millions)	2005	2004
Audit fees	$1.0	$0.4
Audit-related fees	0.3	0.1

Total	$1.3	$0.5

Audit fees during the years ended December 31, 2005 and 2004, were for professional services rendered in connection with the audits and quarterly reviews of the financial statements of the Bank and consultations relating to the registration of a class of equity securities with the Securities and Exchange Commission.

Audit-related fees for the year ended December 31, 2005 and 2004, were for assurance and related services, primarily for the reviews of internal controls over financial reporting and consultations with management as to the accounting treatment of specific transactions.

The Bank is exempt from all federal, state, and local taxation. Therefore, no tax fees were paid during the years ended December 31, 2005 and 2004.

On an annual basis, management presents to the Audit Committee of the Board of Directors a budget for the coming year’s audit, audit-related, and any non-audit-related fees. These amounts and the purposes are reviewed by the Audit Committee and approved by the chairman of the Audit Committee. In addition, the chairman of the Audit Committee must pre-approve any non-audit related service.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The financial statements included as part of this Form 10-K are identified in the Index to Audited Financial Statements appearing in Item 8 of this Form 10-K, which index is incorporated in this Item 15 by reference.

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits

Exhibit No.		Description
3.1		Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2		Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1		Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1		Summary Sheet: Terms of Employment for Named Executive Officers for 2006

10.2		Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3		Form of Senior Officer Indemnification Agreement incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.4		Board Resolution for Directors’ 2006 Compensation and Expense Reimbursement Policy

10.5+		2006 Executive Incentive Plan

10.6		2005 Executive Incentive Plan incorporated by reference to Exhibit 10.5 to the Bank’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.7		2006 Executive Performance Unit Plan

10.8		2005 Executive Performance Unit Plan incorporated by reference to Exhibit 10.6 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.9		2004 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.10		2003 Executive Performance Unit Plan incorporated by reference to Exhibit 10.8 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.11	+	2006 President’s Incentive Plan

10.12		2005 President’s Incentive Plan incorporated by reference to Exhibit 10.9 to the Bank’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13		Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14		Cash Balance Plan, as amended and restated, incorporated by reference to Exhibit 10.12 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

Exhibit No.	Description

10.15	Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.16	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.14 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2005

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested as to portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of San Francisco

/s/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

/s/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer (Principal executive officer)

/s/ ROSS J. KARI
Ross J. Kari Executive Vice President and Chief Operating Officer (Principal financial officer)

/s/ VERA MAYTUM
Vera Maytum Senior Vice President and Controller (Principal accounting officer)

/s/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman Chairman of the Board of Directors

/s/ JAMES P. GIRALDIN
James P. Giraldin Vice Chairman of the Board of Directors

/s/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/s/ DAVID A. FUNK
David A. Funk Director

/s/ KENNETH R. HARDER
Kenneth R. Harder Director

/s/ D. TAD LOWREY
D. Tad Lowrey Director

/s/ RICK MCGILL
Rick McGill Director

/s/ MONTE L. MILLER
Monte L. Miller Director

/s/ MICHAEL ROSTER
Michael Roster Director

/s/ SCOTT C. SYPHAX
Scott C. Syphax Director