Form 10-Q
period 2006-03-31
Federal Home Loan Bank of San Francisco
filed 2006-05-15
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51398

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

(Exact name of registrant as specified in its charter)

Federally chartered corporation	94-6000630
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

600 California Street San Francisco, CA	94108
(Address of principal executive offices)	(Zip code)

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2006
Class B Stock, par value $100	89,225,434

Federal Home Loan Bank of San Francisco

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$8	$12
Interest-bearing deposits in banks	9,195	6,899
Securities purchased under agreements to resell	1,650	750
Federal funds sold	16,244	16,997
Trading securities ($85 and $41, respectively, were pledged as collateral)	114	128
Held-to-maturity securities ($1,646 and $1,236, respectively, were pledged as collateral)(a)	29,963	29,691
Advances	164,004	162,873
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.6 and $0.7, respectively	5,079	5,214
Accrued interest receivable	831	909
Premises and equipment, net	9	9
Derivative assets	27	24
Other assets	89	96

Total Assets	$227,213	$223,602

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$213	$407
Term	30	30
Other	5	2
Non-interest-bearing – Other	4	5

Total deposits	252	444

Consolidated obligations, net:
Bonds	198,305	182,625
Discount notes	14,541	27,618

Total consolidated obligations	212,846	210,243

Mandatorily redeemable capital stock	46	47
Accrued interest payable	1,734	1,448
Affordable Housing Program	129	126
Payable to REFCORP	28	27
Derivative liabilities	1,988	1,561
Other liabilities	55	58

Total Liabilities	217,078	213,954

Commitments and Contingencies (Note 10):
Capital (Note 6):
Capital stock – Class B – Putable ($100 par value) issued and outstanding:
100 shares and 95 shares, respectively	10,007	9,520
Restricted retained earnings	130	131
Accumulated other comprehensive loss:
Unrecognized net loss related to hedging activities	(2)	(3)

Total Capital	10,135	9,648

Total Liabilities and Capital	$227,213	$223,602

(a)	Fair values of held-to-maturity securities were $29,503 and $29,345, at March 31, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended March 31,
(In millions)	2006	2005
Interest Income:
Advances	$1,888	$918
Prepayment fees on advances, net	1	—
Interest-bearing deposits in banks	83	33
Securities purchased under agreements to resell	24	2
Federal funds sold	172	62
Trading securities	2	5
Held-to-maturity securities	353	237
Mortgage loans held for portfolio	63	75

Total Interest Income	2,586	1,332

Interest Expense:
Consolidated obligations:
Bonds	2,182	1,049
Discount notes	206	121
Deposits	4	2
Mandatorily redeemable capital stock	1	1

Total Interest Expense	2,393	1,173

Net Interest Income	193	159

Other Income/(Loss):
Net loss on trading securities	—	(5)
Net loss on derivatives and hedging activities	(11)	(51)
Other	1	1

Total Other Loss	(10)	(55)

Other Expense:
Compensation and benefits	11	10
Other operating expense	7	6
Federal Housing Finance Board	2	2
Office of Finance	1	1

Total Other Expense	21	19

Income Before Assessments	162	85

REFCORP	30	16
Affordable Housing Program	13	7

Total Assessments	43	23

Net Income	$119	$62

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2004	78	$7,765	$139	$—	$139	$(4)	$7,900
Issuance of capital stock	3	353					353
Repurchase/redemption of capital stock	(1)	(78)					(78)
Capital stock reclassified to mandatorily redeemable capital stock	—	(5)					(5)
Comprehensive income:
Net income				62	62		62
Other comprehensive income:
Net amounts recognized as earnings						1	1
Net change in period relating to hedging activities						1	1

Total comprehensive income							64

Transfers from restricted retained earnings			(20)	20	—		—
Dividends on capital stock (4.25%)
Stock issued	1	82		(82)	(82)		—

Balance, March 31, 2005	81	$8,117	$119	$—	$119	$(2)	$8,234

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	5	479					479
Repurchase/redemption of capital stock	(1)	(112)					(112)
Comprehensive income:
Net income				119	119		119
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							120

Transfers from restricted retained earnings			(1)	1	—		—
Dividends on capital stock (5.03%)
Stock issued	1	120		(120)	(120)		—

Balance, March 31, 2006	100	$10,007	$130	$—	$130	$(2)	$10,135

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$119	$62
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, advances, investments, and mortgage loans	(54)	14
Concessions on consolidated obligations	9	6
Premises and equipment	1	1
Non-cash interest on mandatorily redeemable capital stock	1	1
Loss due to change in net fair value adjustment on derivative and hedging activities	3	32
Gain on extinguishment of debt	(1)	—
Net change in:
Trading securities	14	281
Derivative assets and liabilities accrued interest	81	42
Accrued interest receivable	78	(82)
Other assets	3	(2)
Accrued interest payable	286	192
Affordable Housing Program liability and discount on Affordable Housing Program advances	3	(6)
Payable to REFCORP	1	(5)
Other liabilities	(3)	(2)

Total adjustments	422	472

Net cash provided by operating activities	541	534

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(2,296)	606
Federal funds sold	753	(5,093)
Securities purchased under agreements to resell	(900)	—
Short-term held-to-maturity securities	(386)	352
Premises and equipment	(1)	—
Held-to-maturity securities:
Proceeds from maturities	1,651	1,791
Purchases	(1,527)	(4,045)
Advances:
Principal collected	384,532	304,233
Made to members	(385,789)	(306,581)
Mortgage loans held for portfolio:
Principal collected	140	202
Purchases	(5)	(20)

Net cash used in investing activities	(3,828)	(8,555)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the three months ended March 31,
(In millions)	2006	2005
Cash Flows from Financing Activities:
Net change in:
Deposits	(192)	(218)
Other borrowings	—	100
Net proceeds from consolidated obligations:
Bonds issued	26,917	29,320
Discount notes issued	54,439	55,022
Bonds transferred from other FHLBanks	396	57
Payments for consolidated obligations:
Bonds matured or retired	(11,182)	(16,516)
Discount notes matured or retired	(67,460)	(60,013)
Proceeds from issuance of capital stock	479	353
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(6)
Payments for repurchase/redemption of capital stock	(112)	(78)

Net cash provided by financing activities	3,283	8,021

Net (decrease)/increase in cash and cash equivalents	(4)	—
Cash and cash equivalents at beginning of period	12	16

Cash and cash equivalents at end of period	$8	$16

Supplemental Disclosure:
Interest paid during the period	$1,672	$753
Affordable Housing Program payments during the period	10	13
REFCORP payments during the period	29	20

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

The significant accounting policies and the financial condition and results of operations of the Federal Home Loan Bank of San Francisco (Bank) as of December 31, 2005, are contained in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). The unaudited first quarter 2006 Financial Statements should be read in conjunction with the 2005 Form 10-K. The interim financial statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared by the Bank and are not audited. In the opinion of the Bank, the interim financial statements include all adjustments necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2006.

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

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the Financial Statements in the Bank’s 2005 Form 10-K. There have been no significant changes to these policies as of March 31, 2006.

Note 2 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,523	$—	$—	$1,523
Housing finance agency bonds	1,085	8	(1)	1,092
Discount notes – FNMA	398	—	—	398

Subtotal	3,006	8	(1)	3,013

Mortgage-backed securities (MBS):
GNMA	33	—	—	33
FHLMC	191	4	(1)	194
FNMA	497	2	(14)	485
Non-agency	26,236	6	(464)	25,778

Total MBS	26,957	12	(479)	26,490

Total	$29,963	$20	$(480)	$29,503

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,267	$—	$—	$1,267
Housing finance agency bonds	1,211	8	—	1,219
Discount notes – FNMA	248	—	—	248

Subtotal	2,726	8	—	2,734

MBS:
GNMA	36	—	(1)	35
FHLMC	207	4	(1)	210
FNMA	522	2	(12)	512
Non-agency	26,200	4	(350)	25,854

Total MBS	26,965	10	(364)	26,611

Total	$29,691	$18	$(364)	$29,345

Redemption Terms.  The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of March 31, 2006, and December 31, 2005, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

March 31, 2006
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$1,921	$1,921	4.56%
After 5 years through 10 years	29	29	4.83
After 10 years	1,056	1,063	4.89

Subtotal	3,006	3,013	4.69

MBS:
GNMA	33	33	5.00
FHLMC	191	194	5.84
FNMA	497	485	4.64
Non-agency	26,236	25,778	5.07

Total MBS	26,957	26,490	5.07

Total	$29,963	$29,503	5.03%

December 31, 2005
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$1,515	$1,515	4.28%
After 5 years through 10 years	33	33	4.40
After 10 years	1,178	1,186	4.44

Subtotal	2,726	2,734	4.36

MBS:
GNMA	36	35	4.69
FHLMC	207	210	5.64
FNMA	522	512	4.56
Non-agency	26,200	25,854	4.91

Total MBS	26,965	26,611	4.91

Total	$29,691	$29,345	4.86%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $92 at March 31, 2006, and net premiums of $102 at December 31, 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at March 31, 2006, and December 31, 2005, are detailed in the following table:

	March 31, 2006	December 31, 2005
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,921	$1,515
Adjustable rate	1,085	1,211

Subtotal	3,006	2,726

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	471	497
Adjustable rate	150	160
Collateralized mortgage obligations:
Fixed rate	20,499	19,942
Adjustable rate	5,837	6,366

Subtotal	26,957	26,965

Total	$29,963	$29,691

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either the Bank’s members or the members of other FHLBanks.

Note 3 – Advances

Redemption Terms.  The Bank had advances outstanding at interest rates ranging from 1.69% to 8.57% at March 31, 2006, and 1.54% to 8.57% at December 31, 2005, as summarized below.

	March 31, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	4.56%	$2	3.81%
Within 1 year	89,725	4.50	76,246	4.03
After 1 year through 2 years	25,076	4.44	40,275	4.16
After 2 years through 3 years	33,675	4.65	32,050	4.31
After 3 years through 4 years	5,942	4.62	5,668	4.33
After 4 years through 5 years	6,637	4.71	5,668	4.50
After 5 years	3,407	4.56	3,298	4.55

Subtotal	164,464	4.54%	163,207	4.16%

SFAS 133[1] valuation adjustments	(463)		(339)
Net unamortized premiums	3		5

Total	$164,004		$162,873

1    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2006, and December 31, 2005, by the earlier of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$2	$2
Within 1 year	90,500	77,019
After 1 year through 2 years	25,193	40,363
After 2 years through 3 years	33,483	31,860
After 3 years through 4 years	5,401	5,126
After 4 years through 5 years	6,567	5,629
After 5 years	3,318	3,208

Total par amount	$164,464	$163,207

The following table summarizes advances to members at March 31, 2006, and December 31, 2005, by the earlier of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$2	$2
Within 1 year	91,851	78,130
After 1 year through 2 years	25,113	40,476
After 2 years through 3 years	33,231	31,446
After 3 years through 4 years	5,942	5,660
After 4 years through 5 years	6,432	5,688
After 5 years	1,893	1,805

Total par amount	$164,464	$163,207

Security Terms.  The Bank lends to member financial institutions involved in housing finance that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932 (FHLB Act) to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, cash or deposits in the Bank, and Bank capital stock. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2006 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $587 or less. For additional information on security terms, see Note 7 to the Financial Statements in the Bank’s 2005 Form 10-K.

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in savings institutions. As of March 31, 2006, the Bank had a concentration of advances totaling $117,861 outstanding to three members, representing 72% of total outstanding advances (34% to Washington Mutual Bank; 21% to Citibank (West), FSB; and 17% to World Savings Bank, FSB). As of December 31, 2005, the Bank had a concentration of advances totaling $115,250 outstanding to three members, representing 71% of total outstanding advances (35% to Washington Mutual Bank; 19% to Citibank (West), FSB; and 17% to World Savings Bank, FSB). The interest income from advances to these members amounted to $1,282 during the first quarter of 2006. The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock outstanding as of March 31, 2006, and December 31, 2005.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for advances at March 31, 2006, and December 31, 2005, are detailed below:

	March 31, 2006	December 31, 2005
Par amount of advances:
Fixed rate	$44,547	$45,352
Adjustable rate	119,917	117,855

Total par amount	$164,464	$163,207

Note 4 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase qualifying mortgage loans directly from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans represent held-for-portfolio loans. Under the MPF Program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The following table presents information as of March 31, 2006, and December 31, 2005, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on single-family properties:

	March 31, 2006	December 31, 2005
Fixed rate medium-term mortgage loans	$1,813	$1,878
Fixed rate long-term mortgage loans	3,284	3,355
Unamortized premiums	15	18
Unamortized discounts	(33)	(37)

Total mortgage loans held for portfolio	$5,079	$5,214

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in the first quarter of 2006 and $1 in the first quarter of 2005.

Concentration Risk.  At March 31, 2006, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the ten participating members. At December 31, 2005, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the nine participating members. Of these two members, only Washington Mutual Bank owned more than 10% of the capital stock outstanding as of March 31, 2006, and December 31, 2005. No other participants in the MPF Program represented more than 10% of the Bank’s mortgage loan portfolio at March 31, 2006, and December 31, 2005.

Credit Risk.  A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2006, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty four of these loans totaling $3 were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $3 were in foreclosure or bankruptcy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended
	March 31, 2006	March 31, 2005
Balance, beginning of the period	$0.7	$0.3
Chargeoffs	—	—
Recoveries	—	—
(Reduction of)/provision for credit losses	(0.1)	0.1

Balance, end of the period	$0.6	$0.4

During the first quarter of 2006, the Bank reduced its allowance for credit losses on the mortgage loan portfolio as of March 31, 2006, because the mortgage loans located in the areas affected by Hurricanes Katrina and Rita performed better than previously expected.

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 10 to the Financial Statements in the Bank’s 2005 Form 10-K.

At March 31, 2006, the Bank’s other assets included $0.5 of real estate owned resulting from foreclosure of four mortgage loans held by the Bank. At December 31, 2005, the Bank’s other assets included $0.3 of real estate owned resulting from foreclosure of three mortgage loans held by the Bank.

Note 5 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. The Federal Housing Finance Board (Finance Board) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2005 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations and is the primary obligor for its specific portion of the consolidated obligations issued.

Redemption Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2006, and December 31, 2005.

	March 31, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$76,505	3.57%	$68,720	3.33%
After 1 year through 2 years	60,552	4.18	49,233	3.84
After 2 years through 3 years	30,361	4.06	36,078	3.94
After 3 years through 4 years	13,272	4.08	11,046	3.89
After 4 years through 5 years	10,780	4.65	10,653	4.43
After 5 years	9,186	4.83	8,774	4.74
Index amortizing notes	10	4.61	11	4.61

Subtotal	200,666	3.98%	184,515	3.75%

Unamortized premiums	63		78
Unamortized discounts	(205)		(179)
SFAS 133 valuation adjustments	(2,219)		(1,789)

Total	$198,305		$182,625

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $59,763 at March 31, 2006, and $60,271 at December 31, 2005. Contemporaneous with the issuance of callable bonds for which the Bank is the primary obligor, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $44,084 at March 31, 2006,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

and $47,737 at December 31, 2005. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Non-callable	$140,903	$124,244
Callable	59,763	60,271

Total par amount	$200,666	$184,515

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2006, and December 31, 2005, by the earlier of the contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2006	December 31, 2005
Within 1 year	$124,816	$119,893
After 1 year through 2 years	48,933	35,415
After 2 years through 3 years	15,216	20,040
After 3 years through 4 years	5,522	3,238
After 4 years through 5 years	4,678	4,437
After 5 years	1,491	1,481
Index amortizing notes	10	11

Total par amount	$200,666	$184,515

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at March 31, 2006, and December 31, 2005, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 12 to the Financial Statements in the Bank’s 2005 Form 10-K.

	March 31, 2006	December 31, 2005
Par amount of consolidated obligations:
Bonds:
Fixed rate	$166,150	$150,049
Adjustable rate	23,758	21,973
Step-up	7,614	8,159
Fixed rate that converts to adjustable rate	1,257	1,297
Adjustable rate that converts to fixed rate	595	1,745
Comparative index	1,092	1,091
Zero-coupon	165	165
Inverse floating	25	25
Index amortizing notes	10	11

Total bonds, par	200,666	184,515
Discount notes, par	14,626	27,747

Total consolidated obligations, par	$215,292	$212,262

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2006		December 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$14,626	4.47%	$27,747	4.04%
Unamortized discounts	(85)		(129)

Total	$14,541		$27,618

Section 11(i) of the FHLB Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4,000 under certain conditions. The terms, conditions, and interest rates are determined by the U.S. Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the first quarter of 2006.

Note 6 – Capital

Capital Requirements.  The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of March 31, 2006, and December 31, 2005, the Bank was in compliance with these capital rules and requirements. The FHLB Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, in accordance with the Finance Board’s interpretation, mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2006, and December 31, 2005.

Regulatory Capital Requirements

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$962	$10,182	$862	$9,698
Total capital-to-assets ratio	4.00%	4.48%	4.00%	4.34%
Total capital	$9,089	$10,182	$8,944	$9,698
Leverage ratio	5.00%	6.72%	5.00%	6.51%
Leverage capital	$11,361	$15,274	$11,180	$14,547

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Mandatorily Redeemable Capital Stock.  The Bank had mandatorily redeemable capital stock held by seven former members totaling $46 at March 31, 2006, of which $42 was scheduled for redemption in 2009 and $4 was scheduled for redemption in 2010. All seven of these former members had notified the Bank to redeem their capital stock because of mergers with or acquisitions by nonmember institutions. During the first quarter of 2006, the Bank repurchased the mandatorily redeemable capital stock held by a former member that had no continuing capital stock requirement.

The Bank had mandatorily redeemable capital stock held by eight former members totaling $47 at December 31, 2005, of which $43 was scheduled for redemption in 2009 and $4 was scheduled for redemption in 2010. Of these eight former members, seven had notified the Bank to redeem their capital stock because of mergers with or acquisitions by nonmember institutions and one had outstanding a request that the Bank repurchase all of its excess mandatorily redeemable capital stock following withdrawal from membership.

These mandatorily redeemable capital stock amounts included accrued interest expense (accrued stock dividends) of $1 at March 31, 2006, and $2 at December 31, 2005, and have been classified as a liability in the Statements of Condition. The mandatorily redeemable capital stock balance decreased in the first quarter of 2006 because the Bank repurchased excess activity-based stock during the period. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s activity for mandatorily redeemable capital stock for the first quarter of 2006 and 2005 was as follows.

Mandatorily Redeemable Capital Stock Activity

	Three months ended
	March 31, 2006	March 31, 2005
Balance at beginning of the period	$47	$55
Mandatorily redeemable capital stock reclassified from capital during the period	—	5
Repurchase of mandatorily redeemable capital stock	(2)	(6)
Dividends paid on mandatorily redeemable capital stock	1	—

Balance at end of the period	$46	$54

The Bank’s mandatorily redeemable capital stock is more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Retained Earnings and Dividend Policy.  The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $35 at March 31, 2006, and $44 at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. The retained earnings restricted in accordance with this provision totaled $95 at March 31, 2006, and $87 at December 31, 2005.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

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

The Bank repurchased surplus capital totaling $112 in the first quarter of 2006 and $39 in the first quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $2 in the first quarter of 2006 and $45 in the first quarter of 2005. Excess capital stock totaled $1,308 as of March 31, 2006, which included surplus capital stock of $593. On April 28, 2006, the Bank repurchased $501 of surplus capital stock. The Bank also repurchased $583 of excess capital stock that was not surplus capital stock, including $578 in excess capital stock repurchased as a result of member repurchase requests submitted during the first quarter of 2006 and $5 in mandatorily redeemable excess stock repurchased from former members of the Bank. Excess capital stock totaled $351 after the April 28, 2006, capital stock repurchase.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Concentration.  As of March 31, 2006, the Bank had a concentration of capital stock totaling 64 million shares outstanding to three members, representing 64% of total capital stock and mandatorily redeemable capital stock outstanding (34% to Washington Mutual Bank; 16% to Citibank (West), FSB; and 14% to World Savings Bank, FSB). On April 28, 2006, the Bank repurchased $717 in excess capital stock, including $152 in surplus capital stock, from Washington Mutual Bank. After the repurchase, Washington Mutual Bank held 30% of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding.

As of December 31, 2005, the Bank had a concentration of capital stock totaling 61 million shares outstanding to three members, representing 64% of total capital stock and mandatorily redeemable capital stock outstanding (35% to Washington Mutual Bank; 15% to Citibank (West), FSB; and 14% to World Savings Bank, FSB).

Note 7 – Segment Information

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the first quarter of 2006 and 2005.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

Three months ended	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges[1]	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
March 31, 2006	$145	$42	$187	$6	$193	$(10)	$21	$162
March 31, 2005	98	45	143	16	159	(55)	19	85

1    The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents total assets by operating segment at March 31, 2006, and December 31, 2005.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2006	$194,930	$32,283	$227,213
December 31, 2005	191,161	32,441	223,602

Note 8 – Derivatives and Hedging Activities

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

For more information on the Bank’s use of derivatives and hedging activities, see Note 16 to the Financial Statements in the Bank’s 2005 Form 10-K.

Net losses on derivatives and hedging activities recorded in other income for the first quarter of 2006 and 2005, were as follows:

	Three months ended
	March 31, 2006	March 31, 2005
Net losses related to fair value hedge ineffectiveness	$(4)	$(17)
Net losses related to cash flow hedge ineffectiveness	(1)	(1)
Net losses on economic hedges	—	(17)
Net interest expense on derivative instruments used in economic hedges	(6)	(16)

Net losses on derivatives and hedging activities	$(11)	$(51)

For the first quarter of 2006 and 2005, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2006, the unrecognized net losses on derivative instruments accumulated in other comprehensive income to be reclassified to earnings during the next 12 months was expected to be immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2006, and December 31, 2005.

	March 31, 2006		December 31, 2005
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$178,715	$(1,904)	$164,803	$(1,554)
Cash flow	—	—	270	—
Economic	73,471	(31)	61,845	(37)
Interest rate swaptions: Economic	3,575	6	3,587	16
Interest rate caps/floors:
Fair value	14,862	141	13,862	131
Economic	70	—	70	—

Total	$270,693	$(1,788)	$244,437	$(1,444)

Total derivatives excluding accrued interest		$(1,788)		$(1,444)
Accrued interest, net		(173)		(93)

Net derivative balances		$(1,961)		$(1,537)

Derivative assets		$27		$24
Derivative liabilities		(1,988)		(1,561)

Net derivative balances		$(1,961)		$(1,537)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	March 31, 2006	December 31, 2005
Host contract:
Advances	$(6)	$(6)
Non-callable bonds	31	36
Callable bonds	1	1

Total	$26	$31

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

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $270,693 at March 31, 2006, and $244,437 at December 31, 2005. The notional amount does not represent the exposure to credit loss. The Bank is subject to credit risk relating to the nonperformance by a counterparty to a non-exchange-traded interest rate exchange agreement. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At March 31, 2006, the Bank’s maximum credit risk, as defined above, was estimated at $27, including an immaterial amount of net accrued interest receivable. At December 31, 2005, the Bank’s maximum credit risk was estimated at $24, including $1 of net accrued interest receivable. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

cash, investment grade securities, and mortgage loans valued at $26 and $23 as collateral from counterparties as of March 31, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 10 for more information on assets pledged as collateral by the Bank to these counterparties.

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,390 at March 31, 2006, and $1,430 at December 31, 2005. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at December 31, 2005.

Note 9 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2006, and December 31, 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The estimated fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2005 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The estimated fair values of the Bank’s financial instruments at March 31, 2006, and December 31, 2005, were as follows:

Fair Value of Financial Instruments – March 31, 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,195	—	9,195
Securities purchased under agreements to resell	1,650	—	1,650
Federal funds sold	16,244	—	16,244
Trading securities	114	—	114
Held-to-maturity securities	29,963	(460)	29,503
Advances	164,004	24	164,028
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,079	(181)	4,898
Accrued interest receivable	831	—	831
Derivative assets	27	—	27
Other assets	98	(58)	40

Total	$227,213	$(675)	$226,538

Liabilities
Deposits	$252	$—	$252
Consolidated obligations:
Bonds	198,305	486	197,819
Discount notes	14,541	6	14,535
Mandatorily redeemable capital stock	46	—	46
Accrued interest payable	1,734	—	1,734
Derivative liabilities	1,988	—	1,988
Other liabilities	212	—	212

Total	$217,078	$492	$216,586

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$12	$—	$12
Interest-bearing deposits in banks	6,899	—	6,899
Securities purchased under agreements to resell	750	—	750
Federal funds sold	16,997	—	16,997
Trading securities	128	—	128
Held-to-maturity securities	29,691	(346)	29,345
Advances	162,873	76	162,949
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,214	(133)	5,081
Accrued interest receivable	909	—	909
Derivative assets	24	—	24
Other assets	105	(61)	44

Total	$223,602	$(464)	$223,138

Liabilities
Deposits	$444	$—	$444
Consolidated obligations:
Bonds	182,625	349	182,276
Discount notes	27,618	3	27,615
Mandatorily redeemable capital stock	47	—	47
Accrued interest payable	1,448	—	1,448
Derivative liabilities	1,561	—	1,561
Other liabilities	211	—	211

Total	$213,954	$352	$213,602

Note 10 – Commitments and Contingencies

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $935,828 at March 31, 2006, and $937,460 at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $215,292 at March 31, 2006, and $212,262 at December 31, 2005. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $4,825 at March 31, 2006, and $2,843 at December 31, 2005. Commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $825 at March 31, 2006, and $810 at December 31, 2005, and had original terms of 30 days to 10 years with the latest final expiration in 2016. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at March 31, 2006, and $2 at December 31, 2005. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding (see Note 3). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of March 31, 2006, and December 31, 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Commitments that obligate the Bank to purchase mortgage loans totaled $0.3 at March 31, 2006, and $0.4 at December 31, 2005. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), commitments entered after June 30, 2003, were recorded as derivatives at their fair value through the settlement date of the commitment.

The Bank executes interest rate exchange agreements with major banks and broker-dealers that have long-term credit ratings of single-A or better from both Standard & Poor’s and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions and bilateral security agreements with all counterparties and requires all member counterparties to fully collateralize their net credit exposure. As of March 31, 2006, the Bank had pledged as collateral securities with a carrying value of $1,731, of which $186 cannot be sold or repledged and $1,545 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2005, the Bank had pledged as collateral securities with a carrying value of $1,277, of which $100 cannot be sold or repledged and $1,177 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $156 at March 31, 2006, and $1,401 at December 31, 2005.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,610 at March 31, 2006, and $616 at December 31, 2005.

Other commitments and contingencies are discussed in Notes 3, 4, 5, 6, and 8.

Note 11 – Transactions with Members

Transactions with Members.  The Bank is a cooperative whose member institutions own the capital stock of the Bank. In addition, certain former members are also required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements. See Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K for more information on the Bank’s capital requirements.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions.

	March 31, 2006	December 31, 2005
Assets:
Interest-bearing deposits in banks	$740	$989
Federal funds sold	2,820	3,130
Held-to-maturity securities[1]	7,136	7,347
Advances	164,004	162,873
Mortgage loans held for portfolio	5,079	5,214
Accrued interest receivable	663	756
Derivative assets	26	24

Total	$180,468	$180,333

Liabilities:
Deposits	$252	$444
Accrued interest payable	1	—
Derivative liabilities	232	164

Total	$485	$608

Notional amount of derivatives	$30,159	$29,354
Letters of credit	825	810

1 Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	Three months ended
	March 31, 2006	March 31, 2005
Interest Income:
Interest-bearing deposits in banks	$9	$—
Federal funds sold	31	2
Held-to-maturity securities	82	59
Advances[1]	1,888	918
Prepayment fees on advances	1	—
Mortgage loans held for portfolio	63	75

Total	$2,074	$1,054

Interest Expense:
Deposits	$4	$2
Consolidated obligations[1]	16	(14)

Total	$20	$(12)

Other Income/(Loss):
Net loss on derivatives and hedging activities	$(55)	$(50)

1 Includes the effect of associated derivatives with members and their affiliates.

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

	March 31, 2006	December 31, 2005
Assets:
Interest-bearing deposits in banks	$240	$440
Federal funds sold	501	—
Held-to-maturity securities[1]	2,770	2,960
Advances	122,567	120,361
Mortgage loans held for portfolio	4,025	4,124
Accrued interest receivable	557	576

Total	$130,660	$128,461

Liabilities:
Deposits	$13	$63
Derivative liabilities	95	64

Total	$108	$127

Notional amount of derivatives	$12,081	$11,831
Letters of credit	200	197

1 Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended
	March 31, 2006	March 31, 2005
Interest Income:
Interest-bearing deposits in banks	$5	$—
Federal funds sold	2	2
Held-to-maturity securities	31	28
Advances[1]	1,337	686
Mortgage loans held for portfolio	50	57

Total	$1,425	$773

Interest Expense:
Consolidated obligations[1]	$8	$(6)
Other Income/(Loss):
Net loss on derivatives and hedging activities	$(27)	$(32)

1 Includes the effect of associated derivatives with the members described in this section or their affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings or sell more mortgage loans to the Bank under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank may also repurchase capital stock from members if their advances or mortgage loan balances decline. As a result of these strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and to pay market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

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

The Bank’s annualized dividend rate for the first quarter of 2006 was 5.03%, compared to 4.25% in the first quarter of 2005. The increase in the annualized dividend rate reflects a higher yield on invested capital, partially offset by a lower net interest spread on the Bank’s mortgage loan and mortgage-backed securities (MBS) portfolio in the first quarter of 2006, relative to the same period in 2005.

Total assets grew $3.6 billion, or 2%, to $227.2 billion at March 31, 2006, from $223.6 billion at December 31, 2005, primarily because of an increase in interest-bearing deposits in banks to $9.2 billion from $6.9 billion and an increase in advances to $164.0 billion from $162.9 billion.

Net income was $119 million in the first quarter of 2006 compared to $62 million in the first quarter of 2005. The increase reflects higher net interest income, which increased $34 million, or 21%, to $193 million in the first quarter of 2006 from $159 million in the first quarter of 2005. The increase in net interest income was driven primarily by higher average interest-earning assets outstanding, combined with the effect of higher interest rates on higher average capital balances.

The net effect of fair value adjustments on trading securities, derivatives, and hedged items resulted in a net fair value loss of $3 million in the first quarter of 2006 compared to a net fair value loss of $29 million in the first quarter of 2005. The majority of the net fair value losses for the first quarter of 2006 and 2005 reflected unrealized fair value adjustments. Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. For these derivatives and hedged items, net unrealized fair value gains or losses are primarily a matter of timing because they will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Selected Balance Sheet Items at Period End
Total Assets	$227,213	$223,602	$211,760	$206,727	$192,761
Advances	164,004	162,873	152,956	152,808	142,316
Mortgage Loans	5,079	5,214	5,408	5,648	5,855
Held-to-Maturity Securities	29,963	29,691	28,823	27,283	25,456
Interest-Bearing Deposits in Banks	9,195	6,899	4,946	5,202	4,645
Federal Funds Sold	16,244	16,997	17,188	13,499	13,554
Consolidated Obligations:[1]
Bonds	198,305	182,625	173,790	173,061	160,111
Discount Notes	14,541	27,618	24,873	21,261	21,277
Capital Stock – Class B – Putable	10,007	9,520	9,025	8,725	8,117
Total Capital	10,135	9,648	9,149	8,858	8,234

Quarterly Operating Results
Net Interest Income	$193	$187	$178	$159	$159
Other (Loss)/Income	(10)	(15)	(35)	5	(55)
Other Expense	21	23	19	20	19
Assessments	43	39	33	38	23

Net Income	$119	$110	$91	$106	$62

Other Data
Net Interest Margin	0.34%	0.35%	0.34%	0.32%	0.34%
Operating Expenses as a Percent of Average Assets	0.03	0.04	0.03	0.03	0.03
Return on Assets	0.21	0.20	0.17	0.35	0.13
Return on Equity	4.87	4.70	4.03	4.94	3.11
Annualized Dividend Rate	5.03	4.67	4.58	4.21	4.25
Spread of Dividend Rate to Dividend Benchmark[2]	1.17	1.07	1.26	1.13	1.38
Dividend Payout Ratio[3]	100.93	97.59	111.38	83.51	133.06
Capital to Assets Ratio[4]	4.48	4.34	4.34	4.31	4.30
Duration Gap (in months)	1	1	1	0	1

1	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), or Federal Housing Finance Board (Finance Board) regulation, all of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Quarter ended	Par amount
March 31, 2006	$935,828
December 31, 2005	937,460
September 30, 2005	920,369
June 30, 2005	908,305
March 31, 2005	872,733

2	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
3	This ratio is calculated as dividends declared per share divided by net income per share.
4	This ratio is based on regulatory capital, which includes a small amount of mandatorily redeemable capital stock that is classified as a liability.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three months ended March 31, 2006 and 2005, together with the related interest income and expense. It also presents the average rate on total earning assets and the average cost of total funding sources.

Average Balance Sheets

	Three months ended
	March 31, 2006				March 31, 2005
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$7,452		$83	4.52%	$5,452		$33	2.45%
Securities purchased under agreements to resell	2,135		24	4.56	293		2	2.77
Federal funds sold	15,385		172	4.53	9,988		62	2.52
Trading securities:
MBS	123		2	6.59	319		4	5.09
Other investments	—		—	—	92		1	4.41
Held-to-maturity securities:
MBS	26,728		320	4.86	22,000		223	4.11
Other investments	2,928		33	4.57	2,078		14	2.73
Mortgage loans	5,149		63	4.96	5,942		75	5.12
Advances[1]	168,047		1,889	4.56	141,825		918	2.63
Deposits for mortgage loan program with other FHLBank	—		—	5.60	—		—	2.03
Loans to other FHLBanks	6		—	4.06	8		—	2.28

Total interest-earning assets	227,953		2,586	4.60	187,997		1,332	2.87
Other assets[2]	1,679		—	—	2,045		—	—

Total Assets	$229,632		$2,586	4.57%	$190,042		$1,332	2.84%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$197,707		$2,182	4.48%	$159,019		$1,049	2.68%
Discount notes[1]	19,219		206	4.35	20,268		121	2.42
Deposits	395		4	4.11	484		2	1.68
Borrowings from other FHLBanks	6		—	4.73	20		—	2.43
Mandatorily redeemable capital stock	46		1	5.03	53		1	4.25
Other borrowings	6		—	4.73	17		—	2.67

Total interest-bearing liabilities	217,379		2,393	4.46	179,861		1,173	2.64
Other liabilities[2]	2,358		—	—	2,069		—	—

Total Liabilities	219,737		2,393	4.42	181,930		1,173	2.61
Total Capital	9,895		—	—	8,112		—	—

Total Liabilities and Capital	$229,632		$2,393	4.23%	$190,042		$1,173	2.50%

Net Interest Income			$193				$159

Net Interest Spread[3]				0.14%				0.23%

Net Interest Margin[4]				0.34%				0.34%

Total Average Assets/Capital Ratio[5]	23.1	x			23.3	x

Interest-earning Assets/ Interest-bearing Liabilities	1.0	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

The following Change in Net Interest Income table details the changes in interest income and interest expense for the first quarter of 2006 compared to the first quarter of 2005. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$50	$15	$35
Securities purchased under agreements to resell	22	20	2
Federal funds sold	110	44	66
Trading securities:
MBS	(2)	(3)	1
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	97	53	44
Other investments	19	7	12
Mortgage loans	(12)	(10)	(2)
Advances[2]	971	195	776

Total interest-earning assets	1,254	320	934

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	1,133	301	832
Discount notes[2]	85	(7)	92
Deposits	2	—	2

Total interest-bearing liabilities	1,220	294	926

Net interest income	$34	$26	$8

1   Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

2   Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 0.34% during the first quarters of both 2006 and 2005. The net interest margin remained flat because of offsetting factors resulting from a higher yield on invested capital, offset by lower profit spreads on the combined mortgage loan and MBS portfolios.

The net interest spread was 9 basis points lower during the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily due to lower profit spreads on the combined mortgage loan and MBS portfolios, reflecting a flatter yield curve, the result of higher market rates on short- and intermediate-term financing. The increased volume of lower-spread advances relative to the overall asset mix also contributed to the decrease in the net interest spread.

Net Interest Income.  Net interest income in the first quarter of 2006 was $193 million, a 21% increase from $159 million in the first quarter of 2005. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, MBS investments, and Federal funds sold, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $200 million to the increase in interest income in the first quarter of 2006 compared to the first quarter of 2005. Of this increase, $115 million was the result of higher average yields on non-MBS investments and $85 million was the result of a 56% rise in average non-MBS investment balances, primarily in Federal funds sold, interest-bearing deposits in banks, and resale agreements.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $83 million in the first quarter of 2006 compared to the first quarter of 2005. Of this increase, $50 million was the result of a 20% increase in average MBS outstanding and $45 million was the result of higher average yields on MBS investments, partially offset by a $10 million decrease as a result of lower average mortgage loans outstanding and a $2 million decrease as a result of lower average yields on mortgage loans. The increase was net of the impact in the first quarter of 2006 of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which decreased interest income by $0.3 million. In contrast, during the first quarter of 2005, retrospective adjustments made in accordance with SFAS 91 increased interest income by $0.3 million.

Interest income from advances increased $971 million, which consisted of $195 million from an 18% increase in average advances outstanding, reflecting higher member demand during the first quarter of 2006 relative to the first quarter of 2005, and $776 million as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 21%, resulting in a $1.2 billion increase in interest expense for the first quarter of 2006 relative to the first quarter of 2005. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $294 million to the increase in interest expense during the first quarter of 2006. Higher interest rates on consolidated obligations outstanding in the first quarter of 2006 compared to the first quarter of 2005 contributed $924 million to the increase in interest expense.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during the first quarter of 2006 compared to the first quarter of 2005. This growth was driven primarily by member demand for advances and growth in average MBS and liquidity investment balances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income/(Loss). Other income/(loss) was a net loss of $10 million in the first quarter of 2006 compared to a net loss of $55 million in the first quarter of 2005. The decreased loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133.

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

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first quarter of 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

(In millions)	Three months ended
	March 31, 2006					March 31, 2005
	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$—	$—	$4	$(2)	$2	$2	$—	$(11)	$(4)	$(13)
Consolidated obligations	(4)	(1)	(4)	(4)	(13)	(19)	(1)	(11)	(10)	(41)
MBS	—	—	—	—	—	—	—	5	(2)	3

Total	$(4)	$(1)	$—	$(6)	$(11)	$(17)	$(1)	$(17)	$(16)	$(51)

During the first quarter of 2006, net losses on derivatives and hedging activities totaled $11 million compared to net losses of $51 million in the first quarter of 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $6 million in the first quarter of 2006 and $16 million in the first quarter of 2005. The majority of this net interest expense is attributable to interest rate swaps associated with consolidated obligations.

Excluding the $6 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first quarter of 2006 were net losses of $5 million. The $5 million net losses consisted of unrealized net losses of $11 million attributable to the hedges related to consolidated obligations, in which the Bank primarily both paid and received adjustable rate coupons, partially offset by unrealized net gains of $4 million attributable to the hedges related to advances, in which the Bank primarily both paid and received adjustable rate coupons, and $2 million of realized net gains on the termination of hedges related to consolidated obligations.

Excluding the $16 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $35 million in the first quarter of 2005. The $35 million net losses consisted of $31 million attributable to the hedges related to consolidated obligations, in which the Bank primarily both paid and received adjustable rate coupons, and $9 million attributable to the hedges related to advances, in which the Bank primarily both paid and received adjustable rate coupons, partially offset by net gains of $5 million attributable to the hedges related to MBS classified as trading.

Return on Equity.  Return on equity (ROE) was 4.87% (annualized) in the first quarter of 2006, an increase of 176 basis points from the first quarter of 2005. This increase reflects the 92% rise in net income, to $119 million in the first quarter of 2006 from $62 million in the first quarter of 2005. In addition, the growth in net income kept pace with the growth in average capital. Average capital increased 22% to $9.9 billion in the first quarter of 2006 from $8.1 billion in the first quarter of 2005.

Dividends.  The Bank’s annualized dividend rate increased to 5.03% for the first quarter of 2006 from 4.25% in the first quarter of 2005. These increase was primarily due to a higher yield on invested capital, partially offset by lower net interest spreads on the Bank’s mortgage loan and MBS portfolio during the first quarter of 2006 compared to the first quarter of 2005.

The spread between the dividend rate and the dividend benchmark decreased to 1.17% for the first quarter of 2006 from 1.38% for the first quarter of 2005. The decrease was due, in part, to the decline in the net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in the first quarter of 2006 compared to the first quarter of 2005 caused an increase in the dividend benchmark and in yield on invested capital. However, because of the effect of assessments, the yield on invested capital after assessments increased by a smaller amount than the increase in the benchmark yield, resulting in a lower spread.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligation debt markets. At March 31, 2006, advances maturing within five years totaled $161.1 billion, significantly in excess of the $0.3 billion of member deposits on that date. At December 31, 2005, advances maturing within five years totaled $159.9 billion, also significantly in excess of the $0.4 billion of member deposits on that date. In addition, as of March 31, 2006, and December 31, 2005, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligation debt markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $35 million at March 31, 2006, and $44 million at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. To provide for the build-up of retained earnings, the Bank retained from current earnings $8 million in the first quarter of 2006 and $8 million in the first quarter of 2005, which reduced the annualized dividend rate by 33 basis points in the first quarter of 2006 and by 41 basis points in the first quarter of 2005. The retained earnings restricted in accordance with this provision totaled $95 million at March 31, 2006, and $87 million at December 31, 2005.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2005 to 2004 – Dividends” in the Bank’s 2005 Form 10-K.

Financial Condition

Total assets were $227.2 billion at March 31, 2006, a 2% increase from $223.6 billion at December 31, 2005. Average total assets were $229.6 billion for the first quarter of 2006, a 21% increase compared to $190.0 billion for the first quarter of 2005. These increases were largely driven by growth in interest-bearing deposits in banks and advances.

Total liabilities were $217.1 billion at March 31, 2006, a 1% increase from $214.0 billion at December 31, 2005. Average total liabilities were $219.7 billion for the first quarter of 2006, a 21% increase compared to $181.9 billion for the first quarter of 2005. The increase in liabilities reflects increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $212.8 billion at March 31, 2006, and $210.2 billion at December 31, 2005. Average consolidated obligations were $216.9 billion in the first quarter of 2006 and $179.3 billion in the first quarter of 2005.

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $935.8 billion at March 31, 2006, and $937.5 billion at December 31, 2005.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of March 31, 2006, Standard & Poor’s rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of March 31, 2006, Standard & Poor’s continued to assign nine FHLBanks, including the Bank, a long-term credit rating of AAA, and three FHLBanks a long-term credit rating of AA+. As of March 31, 2006, Moody’s Investors Service continued to rate all the FHLBanks AAA. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2006, and as of each period end presented, and determined that they have not increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 7 to the Financial Statements.

Advances-Related Business.  The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $194.9 billion (86% of total assets) at March 31, 2006, from $191.2 billion (85% of total assets) at December 31, 2005, an increase of $3.7 billion, or 2%. The increase was primarily due to an increase in interest-bearing deposits in banks and higher demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $145 million in the first quarter of 2006, an increase of $47 million, or 48%, compared to $98 million in the first quarter of 2005. The increase was primarily due to an increase in average advance and capital balances and a higher yield on invested capital. In addition, advance prepayment fees increased to $0.6 million in the first quarter of 2006 from $0.1 million in the first quarter of 2005. The increase in advance prepayment fees is attributable to prepayments of long-term advances whose original contract rates and spreads were relatively high. Larger differences between the contract interest rates and interest rates at the time of the advance prepayments led to higher prepayment fees on advances prepaid during 2006 relative to 2005. Members prepaid $64 million of advances in the first quarter of 2006 compared to $153 million in the first quarter of 2005.

Adjusted net interest income for this segment represented 78% and 69% of total adjusted net interest income for the first quarter of 2006 and 2005, respectively.

Advances – Advances outstanding increased $1.1 billion, or 1%, to $164.0 billion at March 31, 2006, from $162.9 billion at December 31, 2005. Advances outstanding included unrealized fair value losses of $463 million at March 31, 2006, and unrealized fair value losses of $339 million at December 31, 2005. The increase in the unrealized fair value losses of hedged advances from March 31, 2006, to December 31, 2005, was primarily attributable to the effects of higher short-term and intermediate-term interest rates on the fair value of hedged fixed rate advances and hedged adjustable rate advances that contain caps on the interest rates that members may pay.

The components of the advances portfolio at March 31, 2006, and December 31, 2005, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	March 31, 2006	December 31, 2005
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)-indexed	$86,882	$83,775
Adjustable – other indices	2,519	2,479
Fixed	38,966	40,824
Daily variable rate	5,150	5,460

Subtotal	133,517	132,538

Customized advances:
Adjustable – amortizing	4	7
Adjustable – constant maturity	1,750	1,750
Adjustable – LIBOR-indexed with caps or floors	37	37
Adjustable – LIBOR-indexed with caps and/or floors and partial prepayment symmetry (PPS)[1]	13,825	13,825
Adjustable – 3-month T-bill average	8,000	8,000
Adjustable – 12-month Treasury average	1,750	1,750
Fixed – amortizing	850	841
Fixed with PPS[1]	1,006	960
Fixed – callable at member’s option	1,001	971
Fixed – putable at Bank’s option	2,724	2,528

Subtotal	30,947	30,669

Total par value	164,464	163,207
SFAS 133 valuation adjustments	(463)	(339)
Net unamortized premiums	3	5

Total	$164,004	$162,873

1    Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

During the first quarter of 2006, adjustable rate advances with terms of one year or more increased by $3.1 billion to $114.7 billion and fixed rate advances with terms of one year or more increased by $0.4 billion to $29.1 billion, while short-term fixed rate advances decreased by $1.9 billion to $15.5 billion and short-term adjustable rate advances decreased by $0.3 billion to $5.2 billion.

The net increase in advances outstanding to the Bank’s three largest members totaled $2.6 billion. The increase was attributable to one large member, which continued to use Bank advances to fund asset growth in the first quarter of 2006, while advances to the other two large members decreased. More than half of the net increase in advances outstanding to the three largest members was offset by a net decrease in advances outstanding to other members of varying asset sizes and charter types. In total, 100 institutions increased their advance borrowings during the first quarter of 2006, while 90 institutions decreased their advance borrowings.

Average advances were $168.0 billion in the first quarter of 2006, an 18% increase from $141.8 billion in the first quarter of 2005. The increase in average advances reflected members’ use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. The Bank’s total non-MBS investment portfolio was $30.1 billion as of March 31, 2006, an increase of $2.7 billion, or 10%, from $27.4 billion as of December 31, 2005. During the first quarter of 2006, interest-bearing deposits in banks increased $2.3 billion, resale agreements increased $0.9 billion, commercial paper increased $0.3 billion, and discount notes issued by Fannie Mae increased $0.1 billion, while Federal funds sold decreased $0.8 billion and housing finance agency bonds decreased $0.1 billion. The overall increase in non-MBS investments during the first quarter of 2006 was generally driven by members purchasing additional capital stock as their advance borrowings increased and by members paying down advances prior to the end of the quarter. During the quarter, advance balances increased 1%, and total capital increased 5%.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $3.2 billion, or 2%, from $181.6 billion at December 31, 2005, to $184.8 billion at March 31, 2006. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At March 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $256.8 billion, of which $57.4 billion were hedging advances and $199.4 billion were hedging consolidated obligations that were funding advances. At December 31, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $231.0 billion, of which $56.2 billion were hedging advances and $174.8 billion were hedging consolidated obligations that were funding advances. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of the dates shown.

Market Instrument	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
Federal Reserve target rate for overnight Federal funds	4.75%	4.25%	2.75%	2.25%
3-month Treasury bill	4.61	4.08	2.78	2.22
3-month LIBOR	5.00	4.54	3.12	2.56
2-year Treasury note	4.82	4.40	3.78	3.07
5-year Treasury note	4.81	4.35	4.17	3.61

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first quarter of 2006 were higher than the costs of comparable bonds and discount notes issued in the first quarter of 2005, consistent with the general rise in short- and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved modestly in first quarter of 2006 compared to the first quarter of 2005 because of several factors. These factors included continued strong investor demand for intermediate-term GSE debt and modest increases in short- and intermediate-term market interest rates, both of which tend to increase the differences between agency debt costs and other market rates.

All sectors of FHLBank System consolidated obligation debt experienced improvement in their relative cost compared to market benchmark rates in the first quarter of 2006 compared to the first quarter of 2005. The average cost of discount notes relative to comparable term LIBOR rates improved between 0.01% and 0.02%. The average cost of intermediate-term non-callable bonds and callable bonds relative to rates of LIBOR-indexed interest rate swaps improved between 0.005% and 0.01%.

At March 31, 2006, the Bank had $113.4 billion of swapped intermediate-term non-callable bonds and $44.1 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 79% of the Bank’s total consolidated obligation bonds outstanding. The Bank increased its swapped non-callable bonds outstanding by $16.3 billion in the first quarter of 2006, as investors exhibited stronger demand for the FHLBank System’s non-callable fixed rate and adjustable rate bonds compared to callable bonds.

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

At March 31, 2006, assets associated with this segment were $32.3 billion (14% of total assets), a decrease of $0.1 billion, or 0.3%, from $32.4 billion at December 31, 2005 (15% of total assets). The decrease was primarily due to lower mortgage loan balances, which decreased $0.1 billion to $5.1 billion at March 31, 2006, from $5.2 billion at December 31, 2005, while investments in MBS as of March 31, 2006, remained constant at $27.1 billion compared to December 31, 2005.

Average mortgage loans decreased $0.8 billion to $5.1 billion in the first quarter of 2006 from $5.9 billion in the first quarter of 2005. Mortgage loan purchase activity was subdued during 2005 and the first quarter of 2006 because (i) the originations of conforming fixed rate mortgage loans were lower in these periods, (ii) member business strategies resulted in sales of these mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgages because the profit spreads available were below the Bank’s targets.

Average MBS investments increased $4.5 billion to $26.8 billion in the first quarter of 2006 compared to $22.3 billion the first quarter of 2005. The increase in average MBS investments reflects the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly on a year-over-year basis in the first quarter because of growth in advances.

Adjusted net interest income for this segment was $42 million in the first quarter of 2006, a decrease of $3 million, or 7%, from $45 million in the first quarter of 2005. The decrease was primarily the result of narrower profit spreads on the mortgage portfolio, reflecting a flatter yield curve, the result of higher market rates on short- and intermediate-term financing.

Adjusted net interest income for this segment represented 22% and 31% of total adjusted net interest income for the first quarter of 2006 and 2005, respectively.

MPF Program – Under the MPF Program, the Bank may purchase FHA-insured and VA-guaranteed and conventional fixed rate conforming residential mortgage loans directly from eligible members. Under the program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and retain the servicing of the loans. The Bank manages the interest rate and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2005 Form 10-K.

At March 31, 2006, and December 31, 2005, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2005 Form 10-K. Mortgage loan balances at March 31, 2006, and December 31, 2005, were as follows:

(In millions)	March 31, 2006	December 31, 2005
MPF Plus	$4,626	$4,751
Original MPF	471	482

Subtotal	5,097	5,233
Unamortized premiums	15	18
Unamortized discounts	(33)	(37)

Total	$5,079	$5,214

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.6 million at March 31, 2006, and $0.7 million at December 31, 2005. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2005 Form 10-K.

At March 31, 2006, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty four of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio. Currently, the size of the portfolio is limited to a level of two times Bank capital.

MBS Investments – The Bank’s MBS portfolio was $27.1 billion, or 266% of Bank capital (as defined by the Finance Board), at March 31, 2006, compared to $27.1 billion, or 279% of Bank capital, at December 31, 2005. The Bank’s MBS portfolio remained flat due to the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during the first quarter of 2006 were AAA-rated non-agency MBS with the majority of the underlying collateral categorized by the Bank as “Alt-A.” Alt-A collateral has higher credit risk because it does not have credit attributes that are typical of prime collateral and includes a high proportion of interest-only loans. In addition, the Bank required 100% to 200% of additional credit enhancement above the amount required by the rating agencies for AAA-rated investments for all of the MBS purchased during the first quarter of 2006.

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

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge qualifying. This designation required the Bank to mark certain MBS to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized losses of $268,000 and net unrealized losses of $5 million during the first quarter of 2006 and 2005, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.1 billion, or 0.3%, from $32.4 billion at December 31, 2005, to $32.3 billion at March 31, 2006, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At March 31, 2006, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $13.9 billion, of which $0.1 billion were associated with specific MBS classified as trading securities and $13.8 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At March 31, 2006, $9.8 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank’s equity capital resources are governed by the Bank’s capital plan.

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

During the last several years, the Bank has experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $164.0 billion at March 31, 2006. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $10.0 billion at March 31, 2006, as the balances for both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $104.6 billion from $108.2 billion at December 31, 2002, to $212.8 billion at March 31, 2006.

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

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances compared to the pricing of other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

For information on short-term liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”

Capital.  Total capital as of March 31, 2006, was $10.1 billion, a 5% increase from $9.6 billion as of December 31, 2005. This increase was consistent with the rise in advances during the first quarter of 2006, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

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

The Bank repurchased surplus capital totaling $112 million in the first quarter of 2006 and $39 million in the first quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $2 million in the first quarter of 2006 and $45 million in the first quarter of 2005. Excess capital stock totaled $1.3 billion as of March 31, 2006, which included surplus capital stock of $593 million. On April 28, 2006, the Bank repurchased $501 million of surplus capital stock. The Bank also repurchased $583 million of excess capital stock that was not surplus capital stock, including $578 million in excess capital stock repurchased as a result of member repurchase requests submitted during the first quarter of 2006 and $5 million in mandatorily redeemable excess stock repurchased from former members of the Bank. Excess capital stock totaled $351 million after the April 28, 2006, capital stock repurchase.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Capital Requirements.  The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2006, and December 31, 2005.

Regulatory Capital Requirements

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$962	$10,182	$862	$9,698
Total capital to assets ratio	4.00%	4.48%	4.00%	4.34%
Total capital	$9,089	$10,182	$8,944	$9,698
Leverage ratio	5.00%	6.72%	5.00%	6.51%
Leverage capital	$11,361	$15,274	$11,180	$14,547

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2005 Form 10-K.

Concentration Risk

Advances.  The following table presents the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of March 31, 2006, and December 31, 2005. It also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2006 and 2005.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	March 31, 2006		December 31, 2005
Name of Borrower	Advances Outstanding[1]	Percentage of Total Advances Outstanding	Advances Outstanding[1]	Percentage of Total Advances Outstanding
Washington Mutual Bank	$55,818	34%	$56,911	35%
Citibank (West), FSB	34,781	21	30,627	19
World Savings Bank, FSB	27,262	17	27,712	17

Subtotal	117,861	72	115,250	71
Others	46,603	28	47,957	29

Total par	$164,464	100%	$163,207	100%

	Three Months Ended March 31,
	2006		2005
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank	$633	35%	$350	37%
Citibank (West), FSB	346	19	142	15
World Savings Bank, FSB	303	16	155	17

Subtotal	1,282	70	647	69
Others	539	30	290	31

Total	$1,821	100%	$937	100%

1	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The difference between the par and carrying value amounts primarily relates to fair value adjustments for hedged advances arising from SFAS 133.
2	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Because of this concentration in advances, the Bank has implemented enhanced credit and collateral review procedures for these members. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these members. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances” in the Bank’s 2005 Form 10-K.

On May 7, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, announced that it has signed a definitive agreement to merge with Wachovia Corporation. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

MPF Program.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2006, and December 31, 2005.

Of the ten members participating in the MPF Program at March 31, 2006:

•	$3.8 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 25,973, or 71%, of the total number of loans outstanding at March 31, 2006.

•	$0.8 billion, or 16%, were purchased from IndyMac Bank, FSB (IndyMac). This amount represented 7,231, or 20%, of the total number of loans outstanding at March 31, 2006.

Of the nine members participating in the MPF Program at December 31, 2005:

•	$3.9 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 26,418, or 71%, of the total number of loans outstanding at December 31, 2005.

•	$0.8 billion, or 16%, were purchased from IndyMac. This amount represented 7,407, or 20%, of the total number of loans outstanding at December 31, 2005.

Members participating in the MPF Program, including Washington Mutual Bank and IndyMac, have made representations and warranties that the mortgage loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the agreement with the member provides that the member is required to repurchase the loan as a result of a breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During the three months ended March 31, 2006, there were no loans repurchased by members because of noncompliance with the MPF underwriting guidelines. During the three months ended March 31, 2005, members repurchased 3 loans totaling $0.4 million that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased by the Bank.

Capital Stock.  The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s total capital stock outstanding as of March 31, 2006, and December 31, 2005.

Concentration of Capital Stock

(Dollars in millions)	March 31, 2006		December 31, 2005
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Washington Mutual Bank	$3,389	34%	$3,350	35%
Citibank (West), FSB	1,635	16	1,439	15
World Savings Bank, FSB	1,341	14	1,317	14

Total	$6,365	64%	$6,106	64%

On April 28, 2006, the Bank repurchased $717 million in excess capital stock, including $152 million in surplus capital stock, from Washington Mutual Bank. After the repurchase, Washington Mutual Bank held 30% of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

On May 7, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, announced that it has signed a definitive agreement to merge with Wachovia Corporation. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2006, and December 31, 2005.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2006		December 31, 2005
Derivatives Counterparty	Credit Rating	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$51,034	19%	$41,773	17%
JP Morgan Chase Bank	AA	41,061	15	35,642	15

Subtotal		92,095	34	77,415	32
Others		178,598	66	167,022	68

Total		$270,693	100%	$244,437	100%

For more information regarding credit risk on derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At March 31, 2006, the Bank’s total capital to assets ratio was 4.48%, 0.48% above the minimum regulatory requirement. At December 31, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term capital markets disruption. The Bank maintained at least three months of contingency liquidity during the first quarter of 2006. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following March 31, 2006, and December 31, 2005. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due And Funds Available for Selected Periods

	As of March 31, 2006		As of December 31, 2005
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$562	$2,819	$385	$2,836
Maturing member term deposits	2	29	18	30
Discount note and bond maturities and expected exercises of bond call options	2,451	32,711	3,114	35,628

Subtotal obligations	3,015	35,559	3,517	38,494

Sources of available funds:
Maturing investments	7,776	28,717	7,901	25,967
Proceeds from scheduled settlements of discount notes and bonds	111	156	1,156	1,401
Maturing advances and scheduled prepayments	5,952	30,553	7,178	25,249

Subtotal sources	13,839	59,426	16,235	52,617

Net funds available	$10,824	$23,867	$12,718	$14,123

Additional contingent sources of funds:[1]
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$21,710	$—	$22,020
Housing finance agency bonds	—	922	—	1,030
Marketable money market investments	8,419	—	7,362	—

1	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of security dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by a securities dealer.

In addition, the U.S. Secretary of the Treasury is authorized, at his/her discretion, to purchase up to $4.0 billion of consolidated obligations.

Credit Risk

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

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2006 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $587 million or less.

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

The following tables present a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of March 31, 2006, and December 31, 2005. Almost all credit outstanding and collateral borrowing capacity are with members that have the top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one being the highest credit quality rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

March 31, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	320	228	$165,069	$ 252,362	65%
4-6	59	23	479	1,514	32
7-10	3	1	4	6	67

Total	382	252	$165,552	$ 253,882	65%

December 31, 2005
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	318	235	$163,683	$ 247,028	66%
4-6	55	20	545	1,003	54
7-10	3	1	4	6	67

Total	376	256	$164,232	$ 248,037	66%

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

MPF Program.  On mortgage loans acquired under the MPF Program, the Bank provides for a loss allowance, net of credit enhancements, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the balance sheet date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies as of March 31, 2006, and December 31, 2005, were as follows:

(Dollars in millions)	March 31, 2006	December 31, 2005
30 – 59 days delinquent	$24	$24
60 – 89 days delinquent	4	4
90 days or more delinquent	4	4

Total delinquencies	$32	$32

Nonaccrual loans[1]	$4	$4
Loans past due 90 days or more and still accruing interest	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.62%	0.59%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.08%	0.08%

1	The nonaccrual loans included 24 loans totaling $3 million that were in foreclosure or bankruptcy as of March 31, 2006, and 20 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2005.

For the first quarter of 2006, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans totaled $122,000.

Delinquencies amounted to 0.62% of the total loans in the Bank’s portfolio as of March 31, 2006, which was below the national delinquency rate for prime fixed rate mortgages of 2.41% in the fourth quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.59% of the total loans in the Bank’s portfolio as of December 31, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 2.19% in the third quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. Therefore, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 32 months as of March 31, 2006, and 29 months as of December 31, 2005.

Estimated losses on the Bank’s MPF mortgage loans in excess of the liquidation value of real property securing the loans and primary mortgage insurance were not material in the first quarter of 2006 and 2005. These estimated losses are evaluated and included in the Bank’s assessment of its allowance for credit losses. Since these losses are expected to be recovered through the performance credit enhancement fees, no realized losses were incurred in the first quarter of 2006 and 2005.

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

Investment Credit Exposure

(In millions)

March 31, 2006
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$8,122	$1,073	$9,195
Securities purchased under agreements to resell[2]	1,650	—	—	1,650
Federal funds sold	—	10,105	6,139	16,244
Trading securities:
MBS:
GNMA	47	—	—	47
FHLMC	15	—	—	15
FNMA	52	—	—	52

Total trading securities	114	—	—	114

Held-to-maturity securities:
Commercial paper	500	258	765	1,523
Housing finance agency bonds	1,085	—	—	1,085
Discount notes – FNMA	398	—	—	398
MBS:
GNMA	33	—	—	33
FHLMC	191	—	—	191
FNMA	497	—	—	497
Non-agency	26,236	—	—	26,236

Total held-to-maturity securities	28,940	258	765	29,963

Total investments	$30,704	$18,485	$7,977	$57,166

December 31, 2005
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$5,719	$1,180	$6,899
Securities purchased under agreements to resell[2]	750	—	—	750
Federal funds sold	—	11,602	5,395	16,997
Trading securities:
MBS:
GNMA	49	—	—	49
FHLMC	15	—	—	15
FNMA	64	—	—	64

Total trading securities	128	—	—	128

Held-to-maturity securities:
Commercial paper	—	557	710	1,267
Housing finance agency bonds	1,211	—	—	1,211
Discount notes – FNMA	248	—	—	248
MBS:
GNMA	36	—	—	36
FHLMC	207	—	—	207
FNMA	522	—	—	522
Non-agency	26,200	—	—	26,200

Total held-to-maturity securities	28,424	557	710	29,691

Total investments	$29,302	$17,878	$7,285	$54,465

1	At both March 31, 2006, and December 31, 2005, $0.7 billion of the A-rated investments were with members. The A-rated investments all had maturities of 4 months or less as of March 31, 2006, and December 31, 2005.
2	Classified based on the credit rating of securities held as collateral.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.7 billion carrying value of non-agency MBS at March 31, 2006, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.3 billion carrying value of MBS at March 31, 2006, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

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

Credit Exposure to Derivatives Counterparties

(In millions)

March 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$173,074	$1	$—	$1
A	96,924	—	—	—

Subtotal	269,998	1	—	1
Member institutions[1]	695	26	26	—

Total derivatives	$270,693	$27	$26	$1

December 31, 2005

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$155,069	$1	$—	$1
A	88,653	—	—	—

Subtotal	243,722	1	—	1
Member institutions[1]	715	23	23	—

Total derivatives	$244,437	$24	$23	$1

1    Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the members for the benefit of the Bank.

At March 31, 2006, the Bank had a total of $270.7 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$270.0 billion represented notional amounts of derivatives contracts outstanding with 22 nonmember derivatives counterparties. Ten of these counterparties made up 86% of the total nonmember notional amount outstanding and individually ranged from 5% to 19% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Four of the nonmember derivatives counterparties, with $29.5 billion of derivatives outstanding at March 31, 2006, were affiliates of members.

•	$695 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments with seven member counterparties. The $695 million notional amount of derivatives contracts consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at March 31, 2006, was $27 million, which consisted of:

•	$1 million of gross credit exposure with two nonmember derivatives counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$26 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

At December 31, 2005, the Bank had a total of $244.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$243.7 billion represented notional amounts of derivatives contracts outstanding with 20 nonmember derivatives counterparties. Ten of these counterparties made up 84% of the total nonmember notional amount outstanding and individually ranged from 5% to 17% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Three of the nonmember derivatives counterparties, with $28.6 billion of derivatives outstanding at December 31, 2005, were affiliates of members.

•	$715 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments with seven member counterparties. The $715 million notional amount of derivatives contracts consisted of exactly offsetting interest rate exchange agreements that the Bank entered into for purposes of acting as an intermediary between exactly offsetting transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market.

Gross credit exposure at December 31, 2005, was $24 million, which consisted of:

•	$1 million of gross credit exposure with one nonmember derivatives counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$23 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with nonmember counterparties, representing net gain amounts due to the Bank, was $1 million at March 31, 2006, and $1 million at December 31, 2005. The gross credit exposure reflects the fair value of derivative contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because such legal right exists with all Bank counterparties.

The Bank’s gross credit exposure was unchanged from December 31, 2005, to March 31, 2006. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivative contracts with counterparties. As interest rates rise, certain counterparties to interest rate swaps in which the Bank is a net receiver of fixed interest rates may have increased credit exposure to the Bank resulting in an increase in the collateral the Bank must deliver and pledge to the counterparties.

The notional amount of derivative contracts outstanding with nonmember derivatives counterparties grew $26.3 billion from December 31, 2005, to March 31, 2006. The increase primarily reflects the derivatives used to hedge intermediate term liabilities and derivatives used to reduce interest rate sensitivity and repricing gaps. An increase or decrease in the notional amounts of derivative contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

Interest Rate Scenario[1]	March 31, 2006	December 31, 2005
+200 basis-point change	–4.4%	–4.1%
+100 basis-point change	–2.0	–1.9
–100 basis-point change	+1.7	+1.5
–200 basis-point change	+2.5	+1.8

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a small increase in sensitivity as of March 31, 2006, compared to estimates as of December 31, 2005. This increased sensitivity is primarily attributable to the impact of higher interest rates at March 31, 2006, compared to December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of March 31, 2006, were 45 basis points higher for terms of 1 year, 43 basis points higher for terms of 5 years, and 45 basis points higher for terms of 10 years. In general, higher interest rates have increased the duration or effective maturity of the Bank’s portfolio of mortgages and MBS more than the increase in duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to increase the duration gap between mortgage assets and mortgage liabilities, which has increased net market value sensitivity or risk.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of unrealized fair value adjustments made in accordance with SFAS 133, which will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged assets, hedged liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of March 31, 2006, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –81 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of March 31, 2006

	Interest Rate Sensitivity Period
(In millions)	Less Than 6 Months	6 Months to 1 Year	1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$30,103	$—	$—	$—
Advances	139,511	5,881	15,642	2,970
Other assets	823	—	—	—

Total Assets	170,437	5,881	15,642	2,970

Liabilities
Consolidated obligations:
Bonds	53,489	28,167	86,773	3,649
Discount notes	8,256	231	—	—
Deposits	252	—	—	—
Mandatorily redeemable capital stock	—	—	46	—
Other liabilities	3,721	—	—	211

Total Liabilities	65,718	28,398	86,819	3,860

Interest rate exchange agreements	(98,341)	23,137	74,476	728

Periodic gap of advances-related business	6,378	620	3,299	(162)

Mortgage-related business:
Assets
MBS	8,669	2,166	13,664	2,572
Mortgage loans	365	265	2,006	2,443
Other assets	133	—	—	—

Total Assets	9,167	2,431	15,670	5,015

Liabilities
Consolidated obligations:
Bonds	1,298	2,321	18,626	3,982
Discount notes	5,993	61	—	—
Other liabilities	2	—	—	—

Total Liabilities	7,293	2,382	18,626	3,982

Interest rate exchange agreements	(1,289)	425	1,589	(725)

Periodic gap of mortgage-related business	585	474	(1,367)	308

Total periodic gap	$6,963	$1,094	$1,932	$146

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at both March 31, 2006, and December 31, 2005.

Total Bank Duration Gap Analysis

	March 31, 2006		December 31, 2005
(In millions)	Amount	Duration Gap[1]	Amount	Duration Gap[1]
Assets	$227,213	6	$223,602	5
Liabilities	217,078	5	213,954	4

Net	$10,135	1	$9,648	1

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of March 31, 2006, in “Repricing Gap Analysis” above shows that approximately $6.4 billion of net assets for the advances-related business (63% of capital) were scheduled to mature or reprice in the six-month period following March 31, 2006, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of March 31, 2006, and December 31, 2005.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario[1]	March 31, 2006	December 31, 2005
+200 basis-point change	–2.2%	–1.9%
+100 basis-point change	–1.0	–0.9
–100 basis-point change	+0.8	+0.8
–200 basis-point change	+0.8	+0.5

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a small increase in sensitivity as of March 31, 2006, compared to estimates as of December 31, 2005. This increased sensitivity is primarily attributable to the impact of higher interest rates at March 31, 2006, compared to December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of March 31, 2006, were 45 basis points higher for terms of 1 year, 43 basis points higher for terms of 5 years, and 45 basis points higher for terms of 10 years. In general, higher interest rates have increased the duration or effective maturity of the Bank’s portfolio of mortgages and MBS more than the increase in duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to increase the duration gap between mortgage assets and mortgage liabilities, which has increased net market value sensitivity or risk.

Interest Rate Exchange Agreements.  A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap and floor agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2005 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of March 31, 2006, and December 31, 2005.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2006	December 31, 2005

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$24,237	$24,418

Pay fixed, receive floating interest rate swap – callable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap callable on the same date(s) as the advance	Fair Value Hedge	1,085	946

Pay fixed, receive floating interest rate swap - putable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap is putable on the same date(s) as the advance	Fair Value Hedge	2,474	2,428

Interest rate cap and/or floor	To offset the cap and/or floor embedded in the variable rate advance	Fair Value Hedge	14,862	13,862

Subtotal Fair Value Hedges			42,658	41,654

Basis swap	Non-LIBOR index rate advance converted to a LIBOR floating rate	Economic Hedge[1]	13,972	13,935

Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	500	500

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge[1]	299	139

Subtotal Economic Hedges[1]			14,771	14,574

Total			$57,429	$56,228

Hedged Item: Non-Callable Bonds

Receive fixed, pay floating interest rate swap	Fixed rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	$110,572	$92,973

Receive fixed, pay floating interest rate swap	To convert fixed rate debt to a LIBOR floating rate	Economic Hedge[1]	1,446	729

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	8,155	7,965

Basis swap	Three-month LIBOR floating rate non-callable bond converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	38,722	23,872

Swaption	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on consolidated obligations that offset the prepayment risk of mortgage assets	Economic Hedge[1]	3,575	3,587

Subtotal Economic Hedges[1]			51,898	36,153

Total			$162,470	$129,126

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2006	December 31, 2005

Hedged Item: Callable Bonds

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable on the same date(s) as the bond	Fair Value Hedge	$40,347	$44,038

Pay fixed, receive LIBOR forward starting swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	—	270

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge[1]	3,737	3,429

Total			$44,084	$47,737

Hedged Item: Discount Notes

Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Economic Hedge[1]	$626	$1,519

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge[1]	2,252	2,253

Receive fixed, pay adjustable	Discount note converted to a one- month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge[1]	2,366	5,926

Total			$5,244	$9,698

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge[1]	$76	$88

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with counterparties	Economic Hedge[1]	$1,320	$1,490

Interest rate cap/floor	To offset stand-alone cap and/or floor executed with member	Economic Hedge[1]	70	70

Total			$1,390	$1,560

Total Notional			$270,693	$244,437

1	Economic hedges are derivatives that are matched to balance sheet instruments but do not meet the requirements for hedge accounting under SFAS 133.

At March 31, 2006, the total notional amount of interest rate exchange agreements outstanding was $270.7 billion, compared with $244.4 billion at December 31, 2005. The $26.3 billion increase in the notional amount of derivatives during the first quarter of 2006 was primarily due to a $25.2 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations and a $1.2 billion increase in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair value gains and losses of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of March 31, 2006, and December 31, 2005.

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

March 31, 2006

(In millions)	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$42,658	$462	$(457)	$5
Non-callable bonds	110,572	(1,387)	1,363	(24)
Callable bonds	40,347	(838)	824	(14)

Subtotal	193,577	(1,763)	1,730	(33)

Not qualifying for hedge accounting (economic hedges):
Advances	11,271	—	—	—
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	46,013	(16)	—	(16)
Non-callable bonds with embedded derivatives	5,885	(31)	—	(31)
Callable bonds	3,712	(46)	—	(46)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	5,244	63	—	63
MBS – trading	76	—	—	—
Intermediated	1,390	—	—	—

Subtotal	77,116	(25)	—	(25)

Total	$270,693	$(1,788)	$1,730	$(58)

Estimated Fair Values of Derivatives, Hedged Items, and Trading Securities

December 31, 2005

(In millions)	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,654	$337	$(333)	$4
Non-callable bonds	92,973	(1,057)	1,061	4
Callable bonds	44,038	(703)	691	(12)

Subtotal	178,665	(1,423)	1,419	(4)

Cash flow hedges:
Callable bonds	270	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	11,074	(4)	—	(4)
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	30,343	4	—	4
Non-callable bonds with embedded derivatives	5,810	(36)	—	(36)
Callable bonds	3,404	(34)	—	(34)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,698	43	—	43
MBS – trading	88	—	—	—
Intermediated	1,560	1	—	1

Subtotal	65,502	(21)	—	(21)

Total	$244,437	$(1,444)	$1,419	$(25)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above tables are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	March 31, 2006	December 31, 2005
Host contract:
Advances	$(6)	$(6)
Non-callable bonds	31	36
Callable bonds	1	1

Total	$26	$31

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

The Bank has identified four accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; and estimating the fair value of the collateral pledged to the Bank. These policies and the judgments, estimates, and assumptions are described in greater detail in the Bank’s 2005 Form 10-K in Note 1 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Developments

Delays in Publication of FHLBanks’ Combined Financial Reports; Intended Restatements by Office of Finance and other FHLBanks; Delays in Other FHLBanks’ SEC Registration.  The Office of Finance has not published the FHLBanks’ 2004 third quarter combined Financial Report, 2004 full year combined Financial Report, any 2005 quarterly combined Financial Reports, or the 2005 full year combined Financial Report. In addition, the Office of Finance has announced that its board of directors has decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. Previously, six FHLBanks announced plans to restate financial statements, and three of these FHLBanks have completed their restatements to date. Of the 12 FHLBanks, the Bank, the FHLBank of Boston, the FHLBank of Cincinnati, the FHLBank of Chicago, the FHLBank of Dallas, the FHLBank of Indianapolis, and the FHLBank of New York have registered a class of equity securities with the SEC, as required by the Finance Board. The Office of Finance has said that it expects to publish current combined financial reports on its website as soon as practical after all FHLBank SEC registrations are effective. The delays in publication of the combined Financial Reports, the intended restatements, and the delays in SEC registration by the other FHLBanks may have an effect on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, and other aspects of the Bank’s operations.

Federal Reserve Bank Policy Statement on Payments System Risk (PSR Policy).  The Federal Reserve Board previously announced the revision of its PSR Policy as it applies to interest and redemption payments on Fedwire-eligible securities issued by GSEs and certain international organizations. Currently, the Federal Reserve Banks post these payments by 9:15 a.m. Eastern time, even if the issuer has not fully funded its payments, creating an intraday overdraft of the issuers’ settlement accounts with the Federal Reserve Bank in some instances. Beginning July 20, 2006, the Federal Reserve Banks will post these payments only when the issuer’s Federal Reserve Bank account contains sufficient funds to cover the payments before 4:00 p.m. Eastern time. This revised PSR Policy will change the timing of interest and redemption payments on consolidated obligations, which will generally be made later in the day. Currently, the FHLBanks and the Office of Finance are finalizing the terms of principal and interest funding procedures and a related agreement among the FHLBanks and the Office of Finance to provide for the timely funding of principal and interest payments on consolidated obligations in the event that an FHLBank is not able to fund its payment obligations in a timely manner. These procedures include issuing overnight consolidated obligations directly to an FHLBank that provides funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations. In this regard, the Finance Board recently approved a request by the Office of Finance to allow the direct placement by an FHLBank of consolidated obligations with another FHLBank to facilitate the timely payment of the principal and interest due on consolidated obligations on a particular day. It is uncertain at this time what effect, if any, these changes will have on the Bank’s cost of funds or other aspects of the Bank’s operations.

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

Proposed Merger between Wachovia Corporation and Golden West Financial Corporation. On May 7, 2006, Wachovia Corporation and Golden West Financial Corporation (Golden West) announced that they have signed a definitive agreement to merge. Golden West is the holding company of World Savings Bank, FSB, the Bank’s third largest borrower and stockholder. Completion of the merger is subject to shareholder approvals by both Wachovia Corporation and Golden West and regulatory approvals. The closing is expected to be in the fourth quarter of 2006. It is uncertain at this time what effect the merger will have on the Bank.

Annual Designation of Elected Director Positions. On May 10, 2006, the Finance Board redesignated two of the Bank’s eight elected director positions from California to Nevada, effective January 1, 2007, which will result in four elected director positions for California, three for Nevada, and one for Arizona for 2007. One of the two newly designated Nevada director positions will be filled by the Bank’s Nevada members in an election to be held in 2006. The other new Nevada director position will be filled by the Bank’s Board of Directors. Each elected director elected by the members or selected by the Board to fill a vacancy must be an officer or director of a member of the Bank located in the relevant state.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $935.8 billion at March 31, 2006, and $937.5 billion at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $215.3 billion at March 31, 2006, and $212.3 billion at December 31, 2005. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 12 and 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (GAAP), are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2006, the Bank had $4.8 billion of advances commitments and $825 million in standby letters of credit outstanding. At December 31, 2005, the Bank had $2.8 billion of advances commitments and $810 million in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at March 31, 2006, and December 31, 2005.

The Bank’s financial statements do not include a liability for future statutorily mandated payments from the Bank to the Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its Affordable Housing Program obligation) to the REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 50 of this Form 10-Q.

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

Internal Control Over Financial Reporting

For the first quarter of 2006, there were no significant changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Finance Board’s joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

ITEM 1A.     RISK FACTORS

For discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1	Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2006, incorporated by reference to Exhibit 10.1 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.2	Board Resolution for Directors’ 2006 Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.4 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.3	2006 Executive Incentive Plan, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.4	2006 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.5	2006 President’s Incentive Plan, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

Federal Home Loan Bank of San Francisco

/s/ ROSS J. KARI
Ross J. Kari
Executive Vice President and Chief Operating Officer (Principal Financial Officer)

/s/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)