Form 10-Q
period 2006-06-30
Federal Home Loan Bank of San Francisco
filed 2006-08-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2006
Class B Stock, par value $100	91,602,088

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$5	$12
Interest-bearing deposits in banks	16,519	6,899
Securities purchased under agreements to resell	700	750
Federal funds sold	12,306	16,997
Trading securities ($77 and $41, respectively, were pledged as collateral)	107	128
Held-to-maturity securities ($2,175 and $1,236, respectively, were pledged as collateral) (a)	30,825	29,691
Advances	167,356	162,873
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.6 and $0.7, respectively	4,928	5,214
Accrued interest receivable	878	909
Premises and equipment, net	10	9
Derivative assets	29	24
Other assets	87	96

Total Assets	$233,750	$223,602

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$382	$407
Term	21	30
Other	5	2
Non-interest-bearing - Other	4	5

Total deposits	412	444

Consolidated obligations, net:
Bonds	187,769	182,625
Discount notes	29,325	27,618

Total consolidated obligations	217,094	210,243

Mandatorily redeemable capital stock	75	47
Accrued interest payable	1,812	1,448
Affordable Housing Program	135	126
Payable to REFCORP	32	27
Derivative liabilities	2,197	1,561
Other liabilities	1,812	58

Total Liabilities	223,569	213,954

Commitments and Contingencies (Note 10):
Capital (Note 6):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
100 shares and 95 shares, respectively	10,049	9,520
Restricted retained earnings	134	131
Accumulated other comprehensive loss:
Unrecognized net loss related to hedging activities	(2)	(3)

Total Capital	10,181	9,648

Total Liabilities and Capital	$233,750	$223,602

(a)	Fair values of held-to-maturity securities were $30,311 and $29,345, at June 30, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2006	2005	2006	2005
Interest Income:
Advances	$2,080	$1,161	$3,968	$2,079
Prepayment fees on advances, net	—	—	1	—
Interest-bearing deposits in banks	134	31	217	64
Securities purchased under agreements to resell	3	2	27	4
Federal funds sold	142	92	314	154
Trading securities	1	5	3	10
Held-to-maturity securities	361	261	714	498
Mortgage loans held for portfolio	62	69	125	144

Total Interest Income	2,783	1,621	5,369	2,953

Interest Expense:
Consolidated obligations:
Bonds	2,320	1,270	4,502	2,319
Discount notes	256	187	462	308
Deposits	5	5	9	7
Mandatorily redeemable capital stock	1	—	2	1

Total Interest Expense	2,582	1,462	4,975	2,635

Net Interest Income	201	159	394	318

Other (Loss)/Income:
Net loss on trading securities	(1)	—	(1)	(5)
Net (loss)/gain on derivatives and hedging activities	(6)	4	(17)	(47)
Other	1	1	2	2

Total Other (Loss)/Income	(6)	5	(16)	(50)

Other Expense:
Compensation and benefits	11	10	22	20
Other operating expense	7	8	14	14
Federal Housing Finance Board	2	1	4	3
Office of Finance	1	1	2	2

Total Other Expense	21	20	42	39

Income Before Assessments	174	144	336	229

REFCORP	32	26	62	42
Affordable Housing Program	14	12	27	19

Total Assessments	46	38	89	61

Net Income	$128	$106	$247	$168

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2004	78	$7,765	$139	$—	$139	$(4)	$7,900
Issuance of capital stock	10	1,041					1,041
Repurchase/redemption of capital stock	(3)	(246)					(246)
Capital stock reclassified to mandatorily redeemable capital stock	—	(5)					(5)
Comprehensive income:
Net income				168	168		168
Other comprehensive income:
Net amounts recognized as earnings						2	2
Net change in period relating to hedging activities						(1)	(1)
Additional minimum liability on benefit plans						(1)	(1)

Total comprehensive income							168

Transfers from restricted retained earnings			(2)	2	—		—
Dividends on capital stock (4.23%)
Stock issued	2	170		(170)	(170)		—

Balance, June 30, 2005	87	$8,725	$137	$—	$137	$(4)	$8,858

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	15	1,511					1,511
Repurchase/redemption of capital stock	(11)	(1,118)					(1,118)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(108)					(108)
Comprehensive income:
Net income				247	247		247
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							248

Transfers to restricted retained earnings			3	(3)	—		—
Dividends on capital stock (5.13%)
Stock issued	2	244		(244)	(244)		—

Balance, June 30, 2006	100	$10,049	$134	$—	$134	$(2)	$10,181

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$247	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, advances, investments, and mortgage loans	21	69
Concessions on consolidated obligations	16	16
Premises and equipment	2	2
Non-cash interest on mandatorily redeemable capital stock	2	1
(Gain)/loss due to change in net fair value adjustment on derivative and hedging activities	(3)	16
Gain on extinguishment of debt	(2)	—
Net change in:
Trading securities	21	287
Derivative assets and liabilities accrued interest	128	59
Accrued interest receivable	31	(196)
Other assets	3	—
Accrued interest payable	364	374
Affordable Housing Program liability and discount on Affordable Housing Program advances	9	(3)
Payable to REFCORP	5	7
Other liabilities	—	(5)

Total adjustments	597	627

Net cash provided by operating activities	844	795

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(8,720)	49
Federal funds sold	5,191	(5,038)
Securities purchased under agreements to resell	50	(1,250)
Short-term held-to-maturity securities	(891)	(486)
Deposits for mortgage loan program with other FHLBank	—	(2)
Premises and equipment	(3)	(2)
Held-to-maturity securities:
Proceeds from maturities	3,351	3,872
Purchases	(3,216)	(6,972)
Advances:
Principal collected	818,255	674,320
Made to members	(822,930)	(686,952)
Mortgage loans held for portfolio:
Principal collected	299	428
Purchases	(12)	(41)

Net cash used in investing activities	(8,626)	(22,074)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended June 30,
(In millions)	2006	2005
Cash Flows from Financing Activities:
Net change in:
Deposits	(32)	360
Net proceeds from consolidated obligations:
Bonds issued	37,951	55,306
Discount notes issued	110,536	114,973
Bonds transferred from other FHLBanks	584	97
Payments for consolidated obligations:
Bonds matured or retired	(32,726)	(30,227)
Discount notes matured or retired	(108,850)	(120,020)
Proceeds from issuance of capital stock	1,511	1,041
Payments for repurchase/redemption of mandatorily redeemable capital stock	(81)	(10)
Payments for repurchase/redemption of capital stock	(1,118)	(246)

Net cash provided by financing activities	7,775	21,274

Net decrease in cash and cash equivalents	(7)	(5)
Cash and cash equivalents at beginning of period	12	16

Cash and cash equivalents at end of period	$5	$11

Supplemental Disclosure:
Interest paid during the period	$3,979	$1,793
Affordable Housing Program payments during the period	18	21
REFCORP payments during the period	57	35

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

The information included in these unaudited financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2005 Form 10-K. There have been no significant changes to these policies as of June 30, 2006.

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

Note 2 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,754	$—	$—	$1,754
Housing finance agency bonds	1,085	6	(1)	1,090
Discount notes:
FHLMC	149	—	—	149
FNMA	546	—	—	546

Subtotal	3,534	6	(1)	3,539

Mortgage-backed securities (MBS):
GNMA	31	—	—	31
FHLMC	176	3	(1)	178
FNMA	468	1	(15)	454
Non-agency	26,616	7	(514)	26,109

Total MBS	27,291	11	(530)	26,772

Total	$30,825	$17	$(531)	$30,311

December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,267	$—	$—	$1,267
Housing finance agency bonds	1,211	8	—	1,219
Discount notes – FNMA	248	—	—	248

Subtotal	2,726	8	—	2,734

MBS:
GNMA	36	—	(1)	35
FHLMC	207	4	(1)	210
FNMA	522	2	(12)	512
Non-agency	26,200	4	(350)	25,854

Total MBS	26,965	10	(364)	26,611

Total	$29,691	$18	$(364)	$29,345

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms.   The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of June 30, 2006, and December 31, 2005, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

June 30, 2006
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,449	$2,449	5.05%
After 5 years through 10 years	29	29	5.30
After 10 years	1,056	1,061	5.33

Subtotal	3,534	3,539	5.15

MBS:
GNMA	31	31	5.50
FHLMC	176	178	6.06
FNMA	468	454	4.72
Non-agency	26,616	26,109	5.16

Total MBS	27,291	26,772	5.16

Total	$30,825	$30,311	5.16%

December 31, 2005
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$1,515	$1,515	4.28%
After 5 years through 10 years	33	33	4.40
After 10 years	1,178	1,186	4.44

Subtotal	2,726	2,734	4.36

MBS:
GNMA	36	35	4.69
FHLMC	207	210	5.64
FNMA	522	512	4.56
Non-agency	26,200	25,854	4.91

Total MBS	26,965	26,611	4.91

Total	$29,691	$29,345	4.86%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $38 at June 30, 2006, and net premiums of $102 at December 31, 2005.

Interest Rate Payment Terms.   Interest rate payment terms for held-to-maturity securities at June 30, 2006, and December 31, 2005, are detailed in the following table:

	June 30, 2006	December 31, 2005
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,449	$1,515
Adjustable rate	1,085	1,211

Subtotal	3,534	2,726

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	443	497
Adjustable rate	141	160
Collateralized mortgage obligations:
Fixed rate	21,458	19,942
Adjustable rate	5,249	6,366

Subtotal	27,291	26,965

Total	$30,825	$29,691

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Note 3 – Advances

Redemption Terms.   The Bank had advances outstanding at interest rates ranging from 1.72% to 8.57% at June 30, 2006, and 1.54% to 8.57% at December 31, 2005, as summarized below.

	June 30, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4	4.94%	$2	3.81%
Within 1 year	93,807	4.95	76,246	4.03
After 1 year through 2 years	28,759	4.85	40,275	4.16
After 2 years through 3 years	27,997	5.03	32,050	4.31
After 3 years through 4 years	6,931	4.89	5,668	4.33
After 4 years through 5 years	7,028	5.10	5,668	4.50
After 5 years	3,357	4.66	3,298	4.55

Subtotal	167,883	4.95%	163,207	4.16%

SFAS 133[1] valuation adjustments	(520)		(339)
Net unamortized (discounts)/premiums	(7)		5

Total	$167,356		$162,873

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

The following table summarizes advances at June 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$4	$2
Within 1 year	94,615	77,019
After 1 year through 2 years	29,000	40,363
After 2 years through 3 years	27,771	31,860
After 3 years through 4 years	6,377	5,126
After 4 years through 5 years	6,847	5,629
After 5 years	3,269	3,208

Total par amount	$167,883	$163,207

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances to members at June 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$4	$2
Within 1 year	95,847	78,130
After 1 year through 2 years	28,242	40,476
After 2 years through 3 years	28,043	31,446
After 3 years through 4 years	6,911	5,660
After 4 years through 5 years	6,878	5,688
After 5 years	1,958	1,805

Total par amount	$167,883	$163,207

Security Terms.   The Bank lends to member financial institutions involved in housing finance that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, cash or deposits in the Bank, and Bank capital stock. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2006 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $587 or less. For additional information on security terms, see Note 7 to the Financial Statements in the Bank’s 2005 Form 10-K.

Credit and Concentration Risk.   The Bank’s potential credit risk from advances is concentrated in savings institutions. As of June 30, 2006, the Bank had a concentration of advances totaling $114,002 outstanding to three members, representing 68% of total outstanding advances (27% to Washington Mutual Bank; 26% to Citibank (West), FSB; and 15% to World Savings Bank, FSB). As of December 31, 2005, the Bank had a concentration of advances totaling $115,250 outstanding to three members, representing 71% of total outstanding advances (35% to Washington Mutual Bank; 19% to Citibank (West), FSB; and 17% to World Savings Bank, FSB). During the second quarter of 2006 and 2005, the interest income from advances to these members amounted to $1,381 and $800, respectively. During the first six months of 2006 and 2005, the interest income from advances to these members amounted to $2,663 and $1,447, respectively. The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock outstanding as of June 30, 2006, and December 31, 2005.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms.   Interest rate payment terms for advances at June 30, 2006, and December 31, 2005, are detailed below:

	June 30, 2006	December 31, 2005
Par amount of advances:
Fixed rate	$51,120	$45,352
Adjustable rate	116,763	117,855

Total par amount	$167,883	$163,207

Note 4 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank may purchase qualifying mortgage loans directly from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans represent held-for-portfolio

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

loans. Under the MPF Program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and generally retain the servicing of the loans. The following table presents information as of June 30, 2006, and December 31, 2005, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on single-family properties:

	June 30, 2006	December 31, 2005
Fixed rate medium-term mortgage loans	$1,742	$1,878
Fixed rate long-term mortgage loans	3,204	3,355
Unamortized premiums	13	18
Unamortized discounts	(31)	(37)

Total mortgage loans held for portfolio	$4,928	$5,214

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the second quarter of 2006 and 2005, the Bank reduced net interest income for credit enhancement fees totaling $1 and $2, respectively. In the first six months of 2006 and 2005, the Bank reduced net interest income for credit enhancement fees totaling $2 and $3, respectively.

Concentration Risk.   At June 30, 2006, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the ten participating members. At December 31, 2005, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the nine participating members. Of these two members, only Washington Mutual Bank owned more than 10% of the capital stock outstanding as of June 30, 2006, and December 31, 2005. No other participants in the MPF Program represented more than 10% of the Bank’s mortgage loan portfolio at June 30, 2006, and December 31, 2005.

Credit Risk.   A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2006, the Bank had 27 loans totaling $3 classified as nonaccrual or impaired. Seventeen of these loans totaling $2 were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $3 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance, beginning of the period	$0.6	$0.4	$0.7	$0.3
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	—	—	(0.1)	0.1

Balance, end of the period	$0.6	$0.4	$0.6	$0.4

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 10 to the Financial Statements in the Bank’s 2005 Form 10-K.

At June 30, 2006, the Bank’s other assets included $0.4 of real estate owned resulting from foreclosure of five mortgage loans held by the Bank. At December 31, 2005, the Bank’s other assets included $0.3 of real estate owned resulting from foreclosure of three mortgage loans held by the Bank.

Note 5 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. The Federal Housing

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Finance Board (Finance Board) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2005 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations.

Redemption Terms.   The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2006, and December 31, 2005.

	June 30, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$78,148	3.83%	$68,720	3.33%
After 1 year through 2 years	53,684	4.28	49,233	3.84
After 2 years through 3 years	24,865	4.18	36,078	3.94
After 3 years through 4 years	14,823	4.33	11,046	3.89
After 4 years through 5 years	9,671	4.68	10,653	4.43
After 5 years	9,158	4.86	8,774	4.74
Index amortizing notes	10	4.61	11	4.61

Subtotal	190,359	4.13%	184,515	3.75%

Unamortized premiums	51		78
Unamortized discounts	(202)		(179)
SFAS 133 valuation adjustments	(2,439)		(1,789)

Total	$187,769		$182,625

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $52,277 at June 30, 2006, and $60,271 at December 31, 2005. Contemporaneous with the issuance of callable bonds for which the Bank is the primary obligor, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $37,491 at June 30, 2006, and $47,737 at December 31, 2005. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Non-callable	$138,082	$124,244
Callable	52,277	60,271

Total par amount	$190,359	$184,515

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2006	December 31, 2005
Within 1 year	$117,231	$119,893
After 1 year through 2 years	46,145	35,415
After 2 years through 3 years	13,422	20,040
After 3 years through 4 years	7,278	3,238
After 4 years through 5 years	5,015	4,437
After 5 years	1,258	1,481
Index amortizing notes	10	11

Total par amount	$190,359	$184,515

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2006		December 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$29,453	4.96%	$27,747	4.04%
Unamortized discounts	(128)		(129)

Total	$29,325		$27,618

Interest Rate Payment Terms.   Interest rate payment terms for consolidated obligations at June 30, 2006, and December 31, 2005, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 12 to the Financial Statements in the Bank’s 2005 Form 10-K.

	June 30, 2006	December 31, 2005
Par amount of consolidated obligations:
Bonds:
Fixed rate	$165,047	$150,049
Adjustable rate	14,680	21,973
Step-up	7,514	8,159
Fixed rate that converts to adjustable rate	1,257	1,297
Adjustable rate that converts to fixed rate	595	1,745
Comparative index	1,091	1,091
Zero-coupon	140	165
Inverse floating	25	25
Index amortizing notes	10	11

Total bonds, par	190,359	184,515
Discount notes, par	29,453	27,747

Total consolidated obligations, par	$219,812	$212,262

Section 11(i) of the FHLB Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4,000 under certain conditions. The terms, conditions, and interest rates are determined by the U.S. Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the first six months of 2006.

Note 6 – Capital

Capital Requirements.   The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of June 30, 2006, and December 31, 2005, the Bank was in compliance with these capital rules and requirements. The FHLB Act

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, in accordance with the Finance Board’s interpretation, mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2006, and December 31, 2005.

Regulatory Capital Requirements

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$1,061	$10,258	$862	$9,698
Total capital-to-assets ratio	4.00%	4.39%	4.00%	4.34%
Total capital	$9,350	$10,258	$8,944	$9,698
Leverage ratio	5.00%	6.58%	5.00%	6.51%
Leverage capital	$11,688	$15,387	$11,180	$14,547

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Mandatorily Redeemable Capital Stock.   The Bank had mandatorily redeemable capital stock held by former members totaling $75 at June 30, 2006, of which $37 was scheduled for redemption in 2009, $4 was scheduled for redemption in 2010, and $34 was scheduled for redemption in 2011. All nine of these former members had notified the Bank to redeem their capital stock because of mergers with or acquisitions by nonmember institutions. During 2006, the Bank repurchased the mandatorily redeemable capital stock held by a former member that had no continuing capital stock requirement.

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

These mandatorily redeemable capital stock amounts included accrued interest expense (accrued stock dividends) of $1 at June 30, 2006, and $2 at December 31, 2005, and have been classified as a liability in the Statements of Condition.

The following table presents the Bank’s activity for mandatorily redeemable capital stock for the three and six months ended June 30, 2006 and 2005.

Mandatorily Redeemable Capital Stock Activity

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of the period	$46	$54	$47	$55
Mandatorily redeemable capital stock reclassified from capital during the period	106	—	106	5
Repurchase of mandatorily redeemable capital stock	(79)	(4)	(81)	(10)
Dividends paid on mandatorily redeemable capital stock	2	2	3	2

Balance at end of the period	$75	$52	$75	$52

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

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $32 at June 30, 2006, and $44 at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. The retained earnings restricted in accordance with this provision totaled $102 at June 30, 2006, and $87 at December 31, 2005, and is targeted to reach $130 by the end of the third quarter of 2007.

On June 14, 2006, the Bank announced that the Board of Directors had amended the Retained Earnings and Dividend Policy to increase the target for the buildup of retained earnings other than SFAS 133 fair value gains to $296 and to make available for dividends, beginning with the third quarter of 2006, approximately 80% of net income (excluding the effects of SFAS 133) until that target was reached. On June 30, 2006, the Bank’s Board of Directors voted to delay implementation of the amendment to provide additional time to review alternatives to the Bank’s capital structure.

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

The Bank repurchased surplus capital stock totaling $501 in the second quarter of 2006 and $163 in the second quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $584 in the second quarter of 2006 and $8 in the second quarter of 2005.

The Bank repurchased surplus capital stock totaling $613 in the first six months of 2006 and $202 in the first six months of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $586 in the first six months of 2006 and $54 in the first six months of 2005.

Excess capital stock totaled $1,288 as of June 30, 2006, which included surplus capital stock of $452. On July 31, 2006, the Bank repurchased $423 of surplus capital stock. The Bank also repurchased $609 of excess capital stock that was not surplus capital stock, including $598 in excess capital stock that was the subject of repurchase requests submitted during the second quarter of 2006 by four members, of which one had an officer or director serving on the Bank’s Board of Directors, and $11 in excess mandatorily redeemable

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

capital stock repurchased from former members of the Bank. Excess capital stock totaled $440 after the July 31, 2006, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Concentration.   As of June 30, 2006, the Bank had a concentration of capital stock totaling 61 million shares outstanding to three members, representing 61% of total capital stock and mandatorily redeemable capital stock outstanding (27% to Washington Mutual Bank; 20% to Citibank (West), FSB; and 14% to World Savings Bank, FSB). On July 31, 2006, the Bank repurchased $494 in excess capital stock from Washington Mutual Bank. After the repurchase, Washington Mutual Bank held 25% of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2006 and 2005.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges[1]	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
Three months ended:
June 30, 2006	$155	$35	$190	$11	$201	$(6)	$21	$174
June 30, 2005	114	36	150	9	159	5	20	144
Six months ended:
June 30, 2006	$300	$77	$377	$17	$394	$(16)	$42	$336
June 30, 2005	212	81	293	25	318	(50)	39	229

1	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net (loss)/gain on derivatives and hedging activities.”

The following table presents total assets by operating segment at June 30, 2006, and December 31, 2005.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2006	$201,289	$32,461	$233,750
December 31, 2005	191,161	32,441	223,602

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

Net (losses)/gains on derivatives and hedging activities recorded in other income for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss related to fair value hedge ineffectiveness	$(1)	$(7)	$(5)	$(24)
Net loss related to cash flow ineffectiveness	—	—	(1)	(1)
Net gain on economic hedges	6	20	6	3
Net interest expense on derivative instruments used in economic hedges	(11)	(9)	(17)	(25)

Net (loss)/gain on derivatives and hedging activities	$(6)	$4	$(17)	$(47)

For the three and six months ended June 30, 2006 and 2005, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2006, approximately $0.5 million in unrecognized net losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

during the next 12 months. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2006, and December 31, 2005.

	June 30, 2006		December 31, 2005
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$175,088	$(2,066)	$164,803	$(1,554)
Cash flow	—	—	270	—
Economic	68,068	(18)	61,845	(37)
Interest rate swaptions: Economic	3,575	3	3,587	16
Interest rate caps/floors:
Fair value	14,871	134	13,862	131
Economic	70	—	70	—

Total	$261,672	$(1,947)	$244,437	$(1,444)

Total derivatives excluding accrued interest		$(1,947)		$(1,444)
Accrued interest, net		(221)		(93)

Net derivative balances		$(2,168)		$(1,537)

Derivative assets		$29		$24
Derivative liabilities		(2,197)		(1,561)

Net derivative balances		$(2,168)		$(1,537)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	June 30, 2006	December 31, 2005
Host contract:
Advances	$(4)	$(6)
Non-callable bonds	26	36
Callable bonds	1	1

Total	$23	$31

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

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $261,672 at June 30, 2006, and $244,437 at December 31, 2005. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At June 30, 2006, the Bank’s maximum credit risk, as defined above, was estimated at $29, including $2 of net accrued interest receivable. At December 31, 2005, the Bank’s maximum credit risk was estimated at $24, including $1 of net accrued interest receivable. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $27 and $23 as collateral from counterparties as of June 30, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 10 for more information on assets pledged by the Bank to these counterparties as collateral for derivatives transactions.

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,390 at June 30, 2006, and $1,430 at December 31, 2005. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at December 31, 2005.

Note 9 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2006, and December 31, 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The assumptions used in estimating the fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2005 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables show the estimated fair values of the Bank’s financial instruments at June 30, 2006, and December 31, 2005.

Fair Value of Financial Instruments – June 30, 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Interest-bearing deposits in banks	16,519	—	16,519
Securities purchased under agreements to resell	700	—	700
Federal funds sold	12,306	—	12,306
Trading securities	107	—	107
Held-to-maturity securities	30,825	(514)	30,311
Advances	167,356	(9)	167,347
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,928	(240)	4,688
Accrued interest receivable	878	—	878
Derivative assets	29	—	29
Other assets	97	(57)	40

Total	$233,750	$(820)	$232,930

Liabilities
Deposits	$412	$—	$412
Consolidated obligations:
Bonds	187,769	686	187,083
Discount notes	29,325	10	29,315
Mandatorily redeemable capital stock	75	—	75
Accrued interest payable	1,812	—	1,812
Derivative liabilities	2,197	—	2,197
Other liabilities	1,979	—	1,979

Total	$223,569	$696	$222,873

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$12	$—	$12
Interest-bearing deposits in banks	6,899	—	6,899
Securities purchased under agreements to resell	750	—	750
Federal funds sold	16,997	—	16,997
Trading securities	128	—	128
Held-to-maturity securities	29,691	(346)	29,345
Advances	162,873	76	162,949
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,214	(133)	5,081
Accrued interest receivable	909	—	909
Derivative assets	24	—	24
Other assets	105	(61)	44

Total	$223,602	$(464)	$223,138

Liabilities
Deposits	$444	$—	$444
Consolidated obligations:
Bonds	182,625	349	182,276
Discount notes	27,618	3	27,615
Mandatorily redeemable capital stock	47	—	47
Accrued interest payable	1,448	—	1,448
Derivative liabilities	1,561	—	1,561
Other liabilities	211	—	211

Total	$213,954	$352	$213,602

Note 10 – Commitments and Contingencies

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958,570 at June 30, 2006, and $937,460 at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $219,812 at June 30, 2006, and $212,262 at December 31, 2005. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $3,157 at June 30, 2006, and $2,843 at December 31, 2005. Commitments are generally for periods up to 12 months. Standby letters of credit are issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $778 at June 30, 2006, and $810 at December 31, 2005, and had original terms of 30 days to 10 years with the latest final expiration in 2016. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at June 30, 2006, and $2 at December 31, 2005. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments are fully collateralized at the time of funding (see Note 3). Letters of credit are fully collateralized at the time of issuance. The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of June 30, 2006, and December 31, 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and bilateral security agreements with all nonmember counterparties. All member counterparty master agreements are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties must fully collateralize the Bank’s net credit exposure. As of June 30, 2006, the Bank had pledged as collateral securities with a carrying value of $2,252, of which $291 cannot be sold or repledged and $1,961 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2005, the Bank had pledged as collateral securities with a carrying value of $1,277, of which $100 cannot be sold or repledged and $1,177 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of any legal proceedings will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $831 at June 30, 2006, and $1,401 at December 31, 2005.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $540 at June 30, 2006, and $616 at December 31, 2005.

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

In addition, the Bank has banking relationships with the affiliates of three members, which provide (i) custodial services for the Bank’s securities services, (ii) custodial services for the Bank’s deferred compensation plans, and (iii) services for the Bank’s payroll activities. These services are provided to the Bank in the ordinary course of business, which management believes are on terms and conditions similar to comparable services that would be provided by unaffiliated entities.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions.

	June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$4	$11
Interest-bearing deposits in banks	2,388	989
Federal funds sold	2,330	3,130
Held-to-maturity securities[1]	7,378	7,347
Advances	167,356	162,873
Mortgage loans held for portfolio	4,928	5,214
Accrued interest receivable	713	756
Derivative assets	28	24
Other assets	25	22

Total	$185,150	$180,366

Liabilities:
Deposits	$412	$444
Accrued interest payable	1	—
Derivative liabilities	275	164

Total	$688	$608

Notional amount of derivatives	$32,067	$29,354
Letters of credit	778	810

1	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income:
Interest-bearing deposits in banks	$21	$4	$30	$6
Federal funds sold	30	22	61	33
Held-to-maturity securities	84	61	166	120
Advances[1]	2,080	1,161	3,968	2,079
Prepayment fees on advances, net	—	—	1	—
Mortgage loans held for portfolio	62	69	125	144

Total	$2,277	$1,317	$4,351	$2,382

Interest Expense:
Deposits	$5	$5	$9	$7
Consolidated obligations[1]	34	(15)	50	(29)

Total	$39	$(10)	$59	$(22)

Other (Loss)/Income:
Net (loss)/gain on derivatives and hedging activities	$(25)	$37	$(80)	$(13)

1	Includes the effect of associated derivatives with members and their affiliates.

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

	June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$4	$11
Interest-bearing deposits in banks	200	440
Federal funds sold	500	—
Held-to-maturity securities[1]	2,932	2,960
Advances	117,988	120,361
Mortgage loans held for portfolio	3,913	4,124
Derivative assets	1	—
Accrued interest receivable	566	576

Total	$126,104	$128,472

Liabilities:
Deposits	$39	$63
Derivative liabilities	110	64

Total	$149	$127

Notional amount of derivatives	$10,335	$11,831
Letters of credit	193	197

1	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income:
Interest-bearing deposits in banks	$3	$2	$8	$2
Federal funds sold	7	3	9	5
Held-to-maturity securities	31	25	112	53
Advances[1]	1,435	844	2,772	1,530
Mortgage loans held for portfolio	51	56	101	113

Total	$1,527	$930	$3,002	$1,703

Interest Expense:
Consolidated obligations[1]	$14	$(9)	$22	$(15)
Other (Loss)/Income:
Net (loss)/gain on derivatives and hedging activities	$(11)	$26	$(38)	$(6)

1	Includes the effect of associated derivatives with the members described in this section or their affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Quarterly Overview

The Federal Home Loan Bank of San Francisco (Bank) maintains a balance between its obligation to achieve its public policy mission to promote housing, home ownership, and community development through its activities with members, and its objective to provide adequate returns on the private capital provided by its members. The Bank achieves this balance by delivering low-cost credit to help its members meet the credit needs of their communities while paying members a market-rate dividend.

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings or sell mortgage loans to the Bank under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank may repurchase capital stock from members if their advances or mortgage loan balances decline. As a result of these strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and to pay market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank measures the dividend rate on its capital stock relative to a unique dividend benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields. The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized dividend rate for the second quarter of 2006 was 5.22%, compared to 4.21% in the second quarter of 2005. The Bank’s annualized dividend rate for the first six months of 2006 was 5.13%, compared to 4.23% in the first six months of 2005. The increases in the annualized dividend rate reflect a higher yield on invested capital, partially offset by a lower net interest spread on the Bank’s mortgage loan and mortgage-backed securities (MBS) portfolio during the second quarter of 2006 and the first six months of 2006 compared to the same periods in 2005.

Total assets grew $10.2 billion, or 5%, to $233.8 billion at June 30, 2006, from $223.6 billion at December 31, 2005, primarily because interest-bearing deposits in banks increased to $16.5 billion from $6.9 billion, advances increased to $167.4 billion from $162.9 billion, and held-to-maturity securities increased to $30.8 billion from $29.7 billion. In contrast, Federal funds sold decreased to $12.3 billion from $17.0 billion.

Net income was $128 million in the second quarter of 2006 compared to $106 million in the second quarter of 2005 and was $247 million in the first six months of 2006 compared to $168 million in the first six months of 2005. The increases reflect higher net interest income, which increased $42 million, or 26%, to $201 million in the second quarter of 2006 from $159 million in the second quarter of 2005 and increased $76 million, or 24%, to $394 million in the first six months of 2006 from $318 million in the first six months of 2005. The increases in net interest income were driven primarily by higher average interest-earning assets outstanding, combined with the effect of higher interest rates on higher average capital balances.

Excluding the impact from net interest expense on derivative instruments used in economic hedges, the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments, resulted in a net fair value gain of $2 million in the second quarter of 2006 compared to a net fair value gain of $10 million in the second quarter of 2005. The majority of the net fair value gains in the second quarter of 2006 and 2005 reflected unrealized fair value adjustments.

Excluding the impact from net interest expense on derivative instruments used in economic hedges, the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments, resulted in a net fair value loss of $1 million in the first six months of 2006 compared to a net fair value loss of $19 million in the first six months of 2005. The $1 million net fair value loss in the first six months of 2006 consisted of $2 million of net unrealized fair value losses, partially offset by $1 million of net fair value gains on the termination of hedges related to consolidated obligations. The majority of the $19 million net fair value loss in the first six months of 2005 reflected unrealized fair value adjustments.

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

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Selected Balance Sheet Items at Period End
Total Assets	$233,750	$227,213	$223,602	$211,760	$206,727
Advances	167,356	164,004	162,873	152,956	152,808
Mortgage Loans	4,928	5,079	5,214	5,408	5,648
Held-to-Maturity Securities	30,825	29,963	29,691	28,823	27,283
Interest-Bearing Deposits in Banks	16,519	9,195	6,899	4,946	5,202
Federal Funds Sold	12,306	16,244	16,997	17,188	13,499
Consolidated Obligations:[1]
Bonds	187,769	198,305	182,625	173,790	173,061
Discount Notes	29,325	14,541	27,618	24,873	21,261
Capital Stock – Class B – Putable	10,049	10,007	9,520	9,025	8,725
Total Capital	10,181	10,135	9,648	9,149	8,858

Quarterly Operating Results
Net Interest Income	$201	$193	$187	$178	$159
Other (Loss)/Income	(6)	(10)	(15)	(35)	5
Other Expense	21	21	23	19	20
Assessments	46	43	39	33	38

Net Income	$128	$119	$110	$91	$106

Other Data
Net Interest Margin	0.36%	0.34%	0.35%	0.34%	0.32%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.04	0.03	0.03
Return on Assets	0.23	0.21	0.20	0.17	0.21
Return on Equity	5.23	4.87	4.70	4.03	4.94
Annualized Dividend Rate	5.22	5.03	4.67	4.58	4.21
Spread of Dividend Rate to Dividend Benchmark[2]	1.12	1.17	1.07	1.26	1.13
Dividend Payout Ratio[3]	99.46	100.93	97.59	111.38	83.51
Capital to Assets Ratio[4]	4.39	4.48	4.34	4.34	4.31
Duration Gap (in months)	1	1	1	1	0

1	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), or Federal Housing Finance Board (Finance Board) regulation, all of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Quarter ended	Par amount
June 30, 2006	$958,570
March 31, 2006	935,828
December 31, 2005	937,460
September 30, 2005	920,369
June 30, 2005	908,305

2	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
3	This ratio is calculated as dividends declared per share divided by net income per share.
4	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock that is classified as a liability.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2006 and 2005, together with the related interest income and expense. They also present the average rate on total earning assets and the average cost of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the second quarter of 2006 compared to the second quarter of 2005 and for the first six months of 2006 compared to the first six months of 2005. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	June 30, 2006				June 30, 2005
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$10,643		$134	5.05%	$3,988		$31	3.12%
Securities purchased under agreements to resell	301		3	4.00	228		2	3.52
Federal funds sold	11,500		142	4.95	12,271		92	3.01
Trading securities:
MBS	114		1	3.52	311		5	6.45
Held-to-maturity securities:
MBS	26,325		323	4.92	23,237		243	4.19
Other investments	2,966		38	5.14	2,345		18	3.08
Mortgage loans	5,009		62	4.96	5,754		69	4.81
Advances[1]	167,079		2,080	4.99	150,027		1,161	3.10
Loans to other FHLBanks	12		—	4.75	7		—	3.15

Total interest-earning assets	223,949		2,783	4.98	198,168		1,621	3.28
Other assets[2]	1,650		—	—	1,790		—	—

Total Assets	$225,599		$2,783	4.95%	$199,958		$1,621	3.25%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$191,763		$2,320	4.85%	$163,161		$1,270	3.12%
Discount notes[1]	20,937		256	4.90	25,750		187	2.91
Deposits	432		5	4.64	586		5	3.42
Borrowings from other FHLBanks	10		—	4.73	4		—	3.01
Mandatorily redeemable capital stock	73		1	5.22	52		—	4.21
Other borrowings	20		—	4.93	17		—	2.08

Total interest-bearing liabilities	213,235		2,582	4.86	189,570		1,462	3.09
Other liabilities[2]	2,549		—	—	1,823		—	—

Total Liabilities	215,784		2,582	4.80	191,393		1,462	3.06
Total Capital	9,815		—	—	8,565		—	—

Total Liabilities and Capital	$225,599		$2,582	4.59%	$199,958		$1,462	2.93%

Net Interest Income			$201				$159

Net Interest Spread[3]				0.12%				0.19%

Net Interest Margin[4]				0.36%				0.32%

Total Average Assets/Capital Ratio[5]	22.8	x			23.2	x

Interest-earning Assets/ Interest-bearing Liabilities	1.1	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

(In millions)	Increase/ (Decrease)	Attributable to Changes in1
		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$103	$75	$28
Securities purchased under agreements to resell	1	1	—
Federal funds sold	50	(6)	56
Trading securities:
MBS	(4)	(2)	(2)
Held-to-maturity securities:
MBS	80	35	45
Other investments	20	6	14
Mortgage loans	(7)	(9)	2
Advances[2]	919	145	774

Total interest-earning assets	1,162	245	917

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	1,050	252	798
Discount notes[2]	69	(40)	109
Deposits	—	(2)	2
Mandatorily redeemable capital stock	1	1	—

Total interest-bearing liabilities	1,120	211	909

Net interest income	$42	$34	$8

1      Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

2      Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Six months ended
	June 30, 2006				June 30, 2005
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$9,056		$217	4.83%	$4,716		$64	2.74%
Securities purchased under agreements to resell	1,213		27	4.49	260		4	3.10
Federal funds sold	13,432		314	4.71	11,136		154	2.79
Trading securities:
MBS	119		3	5.08	315		9	5.76
Other investments	—		—	—	46		1	4.38
Held-to-maturity securities:
MBS	26,525		643	4.89	22,622		466	4.15
Other investments	2,947		71	4.86	2,212		32	2.92
Mortgage loans	5,079		125	4.96	5,848		144	4.97
Advances[1]	167,560		3,969	4.78	145,949		2,079	2.87
Loans to other FHLBanks	9		—	4.48	7		—	2.88

Total interest-earning assets	225,940		5,369	4.79	193,111		2,953	3.08
Other assets[2]	1,665		—	—	1,917		—	—

Total Assets	$227,605		$5,369	4.76%	$195,028		$2,953	3.05%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$194,719		$4,502	4.66%	$161,102		$2,319	2.90%
Discount notes[1]	20,082		462	4.64	23,024		308	2.70
Deposits	414		9	4.38	535		7	2.64
Borrowings from other FHLBanks	8		—	4.54	12		—	2.52
Mandatorily redeemable capital stock	59		2	5.13	52		1	4.23
Other borrowings	13		—	4.81	17		—	2.37

Total interest-bearing liabilities	215,295		4,975	4.66	184,742		2,635	2.88
Other liabilities[2]	2,455		—	—	1,946		—	—

Total Liabilities	217,750		4,975	4.61	186,688		2,635	2.85
Total Capital	9,855		—	—	8,340		—	—

Total Liabilities and Capital	$227,605		$4,975	4.41%	$195,028		$2,635	2.73%

Net Interest Income			$394				$318

Net Interest Spread[3]				0.13%				0.21%

Net Interest Margin[4]				0.35%				0.33%

Total Average Assets/Capital Ratio[5]	23.0	x			23.2	x

Interest-earning Assets/ Interest-bearing Liabilities	1.0	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

(In millions)	Increase/ (Decrease)	Attributable to Changes in1
		Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$153	$84	$69
Securities purchased under agreements to resell	23	21	2
Federal funds sold	160	37	123
Trading securities:
MBS	(6)	(5)	(1)
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	177	87	90
Other investments	39	13	26
Mortgage loans	(19)	(19)	—
Advances[2]	1,890	345	1,545

Total interest-earning assets	2,416	562	1,854

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	2,183	559	1,624
Discount notes[2]	154	(44)	198
Deposits	2	(2)	4
Mandatorily redeemable capital stock	1	1	—

Total interest-bearing liabilities	2,340	514	1,826

Net interest income	$76	$48	$28

1	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
2	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin increased 4 basis points during the second quarter of 2006 compared to the second quarter of 2005. The net interest margin increased 2 basis points during the first six months of 2006 compared to the first six months of 2005. The increases reflect a higher yield on invested capital, partially offset by lower profit spreads on the combined mortgage loan and MBS portfolios.

The net interest spread was 7 basis points lower during the second quarter of 2006 compared to the second quarter of 2005. The net interest spread was 8 basis points lower during the first six months of 2006 compared to the first six months of 2005. The decreases were primarily due to lower profit spreads on the combined mortgage loan and MBS portfolios, reflecting the impact on financing costs of higher interest rates and a flatter yield curve. The increased volume of lower-spread non-MBS investments relative to the overall asset mix also contributed to the decreases in the net interest spread.

Net Interest Income

Second Quarter of 2006 Compared to the Second Quarter of 2005.   Net interest income in the second quarter of 2006 was $201 million, a 26% increase from $159 million in the second quarter of 2005. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, MBS investments, and interest-bearing deposits in banks, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $174 million to the increase in interest income in the second quarter of 2006 compared to the second quarter of 2005. Of this increase, $98 million was the result of higher average yields on non-MBS investments and $76 million was the result of a 35% rise in average non-MBS investment balances, primarily in interest-bearing deposits in banks.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $69 million in the second quarter of 2006 compared to the second quarter of 2005. Of this increase, $33 million was the result of a 12% increase in average MBS outstanding, $43 million was the result of higher average yields on MBS investments, and $2 million was the result of higher average yields on mortgage loans, partially offset by a $9 million decrease as a result of lower average mortgage loans outstanding. The increase was net of the impact of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which decreased interest income by $2 million in the second quarter of 2006 and by $7 million in the second quarter of 2005.

Interest income from advances increased $919 million, which consisted of $145 million from an 11% increase in average advances outstanding, reflecting higher member demand during the second quarter of 2006 relative to the second quarter of 2005, and $774 million as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 13%, resulting in a $1,119 million increase in interest expense for the second quarter of 2006 relative to the second quarter of 2005. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $212 million to the increase in interest expense during the second quarter of 2006. Higher interest rates on consolidated obligations outstanding in the second quarter of 2006 compared to the second quarter of 2005 contributed $907 million to the increase in interest expense.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005.   Net interest income in the first six months of 2006 was $394 million, a 24% increase from $318 million in the first six months of 2005. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, interest-bearing deposits in banks, MBS investments, and Federal funds sold, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments contributed $374 million to the increase in interest income in the first six months of 2006 compared to the first six months of 2005. Of this increase, $220 million was the result of higher average yields on non-MBS investments and $154 million was the result of a 45% rise in average non-MBS investment balances, primarily in interest-bearing deposits in banks and Federal funds sold.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $152 million in the first six months of 2006 compared to the first six months of 2005. Of this increase, $82 million was the result of a 16% increase in average MBS outstanding and $89 million was the result of higher average yields on MBS investments, partially offset by a $19 million decrease as a result of lower average mortgage loans outstanding. The increase was net of the impact of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased interest income by $2 million in the first six months of 2006 and by $6 million in the first six months of 2005.

Interest income from advances increased $1,890 million, which consisted of $345 million from a 15% increase in average advances outstanding, reflecting higher member demand during the first six months of 2006 relative to the first six months of 2005, and $1,545 million as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 17%, resulting in a $2,337 million increase in interest expense for the first six months of 2006 relative to the first six months of 2005. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $515 million to the increase in interest expense during the first six months of 2006. Higher interest rates on consolidated obligations outstanding in the first six months of 2006 compared to the first six months of 2005 contributed $1,822 million to the increase in interest expense.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during the second quarter of 2006 compared to the second quarter of 2005 and during the first six months of 2006 compared to the first six months of 2005. This growth was driven primarily by member demand for advances and growth in average MBS and liquidity investment balances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income

Second Quarter of 2006 Compared to the Second Quarter of 2005.   Other (loss)/income was a net loss of $6 million in the second quarter of 2006 compared to a net gain of $5 million in the second quarter of 2005. The loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and net interest expense on derivative instruments used in economic hedges.

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the second quarter of 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

(In millions)	Three months ended
	June 30, 2006					June 30, 2005
	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$(2)	$—	$3	$2	$3	$—	$—	$17	$—	$17
Consolidated obligations	1	—	2	(13)	(10)	(7)	—	3	(7)	(11)
MBS	—	—	1	—	1	—	—	—	(2)	(2)

Total	$(1)	$—	$6	$(11)	$(6)	$(7)	$—	$20	$(9)	$4

During the second quarter of 2006, net losses on derivatives and hedging activities totaled $6 million compared to net gains of $4 million in the second quarter of 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $11 million in the second quarter of 2006 and $9 million in the second quarter of 2005. The majority of this net interest expense is attributable to interest rate swaps associated with consolidated obligations.

Excluding the $11 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the second quarter of 2006 were net gains of $5 million. The $5 million net gains consisted of unrealized net gains of $3 million attributable to the hedges related to consolidated obligations, unrealized net gains of $1 million attributable to the hedges related to advances, and unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading.

Excluding the $9 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net gains of $13 million in the second quarter of 2005. The $13 million net gains consisted of net gains of $17 million attributable to the economic hedges related to advances and net losses of $4 million attributable to the hedges related to consolidated obligations.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005.   Other (loss)/income was a net loss of $16 million in the first six months of 2006 compared to a net loss of $50 million in the first six months of 2005. The decreased loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first six months of 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

(In millions)	Six months ended
	June 30, 2006					June 30, 2005
	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total	Gain/(Loss)			Net Interest Expense on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges
Advances	$(2)	$—	$7	$—	$5	$2	$—	$5	$(4)	$3
Consolidated obligations	(3)	(1)	(2)	(17)	(23)	(26)	(1)	(7)	(17)	(51)
MBS	—	—	1	—	1	—	—	5	(4)	1

Total	$(5)	$(1)	$6	$(17)	$(17)	$(24)	$(1)	$3	$(25)	$(47)

During the first six months of 2006, net losses on derivatives and hedging activities totaled $17 million compared to net losses of $47 million in the first six months of 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $17 million in the first six months of 2006 and

$25 million in the first six months of 2005. The majority of this net interest expense is attributable to interest rate swaps associated with consolidated obligations.

Excluding the $17 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first six months of 2006 consisted of unrealized net losses of $7 million attributable to the hedges related to consolidated obligations, offset by unrealized net gains of $5 million attributable to the hedges related to advances, unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading, and net fair value gains of $1 million on the termination of hedges related to consolidated obligations.

Excluding the $25 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $22 million in the first six months of 2005. The $22 million net losses consisted of net losses of $34 million attributable to the hedges related to consolidated obligations, net gains of $7 million attributable to the hedges related to advances, and net gains of $5 million attributable to the economic hedges related to MBS classified as trading.

Return on Equity

Return on equity (ROE) was 5.23% (annualized) for the second quarter of 2006, an increase of 29 basis points from the second quarter of 2005. This increase reflects the 21% rise in net income, to $128 million in the second quarter of 2006 from $106 million in the second quarter of 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 15% to $9.8 billion in the second quarter of 2006 from $8.6 billion in the second quarter of 2005.

ROE was 5.05% (annualized) for the first six months of 2006, an increase of 100 basis points from the first six months of 2005. This increase reflects the 47% rise in net income, to $247 million in the first six months of 2006 from $168 million in the first six months of 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 18% to $9.9 billion in the first six months of 2006 from $8.3 billion in the first six months of 2005.

Dividends

The Bank’s annualized dividend rate increased to 5.22% for the second quarter of 2006 from 4.21% in the second quarter of 2005. The Bank’s annualized dividend rate increased to 5.13% for the first six months of 2006 from 4.23% in the first six months of 2005. These increases were primarily due to a higher yield on invested capital, partially offset by lower net interest spreads on the Bank’s mortgage loan and MBS portfolio during the second quarter of 2006 and the first six months of 2006 compared to the year-earlier periods.

The spread between the dividend rate and the dividend benchmark decreased to 1.12% for the second quarter of 2006 from 1.13% for the second quarter of 2005, and to 1.15% for the first six months of 2006 from 1.25% for the first six months of 2005. These decreases were due, in part, to the decline in the net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in the second quarter of 2006 and the first six months of 2006 compared to the year-earlier periods caused an increase in the dividend benchmark and in the yield on invested capital. However, because of the effect of assessments, the yield on invested capital after assessments increased by a smaller amount than the increase in the benchmark yield, resulting in a lower spread.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligation debt markets. At June 30, 2006, advances maturing within five years totaled $164.5 billion, significantly in excess of the $0.4 billion of member deposits on that date. At December 31, 2005, advances maturing within five years totaled $159.9 billion, also significantly in excess of the $0.4 billion of member deposits on that date. In addition, as of June 30, 2006, and December 31, 2005, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligation debt markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $32 million at June 30, 2006, and $44 million at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. To provide for the build-up of retained earnings, the Bank retained from current earnings $7 million in the second quarter of 2006 and $7 million in the second quarter of 2005, which reduced the annualized dividend rate by 29 basis points in the second quarter of 2006 and by 34 basis points in the second quarter of 2005. The Bank retained from current earnings $15 million in the first six months of 2006 and $15 million in the first six months of 2005, which reduced the annualized dividend rate by 31 basis points in the first six months of 2006 and by 37 basis points in the first six months of 2005. The retained earnings restricted in accordance with this provision totaled $102 million at June 30, 2006, and $87 million at December 31, 2005, and is targeted to reach $130 million by the end of the third quarter of 2007.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2005 to 2004 – Dividends” in the Bank’s 2005 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Financial Condition

Total assets were $233.8 billion at June 30, 2006, a 5% increase from $223.6 billion at December 31, 2005. Average total assets were $225.6 billion for the second quarter of 2006, a 13% increase compared to $200.0 billion for the second quarter of 2005. Average total assets were $227.6 billion for the first six months of 2006, a 17% increase compared to $195.0 billion for the first six months of 2005. These increases were largely driven by growth in interest-bearing deposits in banks, MBS investments, and advances.

Total liabilities were $223.6 billion at June 30, 2006, a 4% increase from $214.0 billion at December 31, 2005. Average total liabilities were $215.8 billion for the second quarter of 2006, a 13% increase compared to $191.4 billion for the second quarter of 2005. Average total liabilities were $217.8 billion for the first six months of 2006, a 17% increase compared to $186.7 billion for the first six months of 2005. The increase in liabilities reflects increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $217.1 billion at June 30, 2006, and $210.2 billion at December 31, 2005. Average consolidated obligations were $212.7 billion in the second quarter of 2006 and $188.9 billion in the second quarter of 2005. Average consolidated obligations were $214.8 billion in the first six months of 2006 and $184.1 billion in the first six months of 2005.

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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958.6 billion at June 30, 2006, and $937.5 billion at December 31, 2005.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of June 30, 2006, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of June 30, 2006, Standard & Poor’s continued to assign nine FHLBanks, including the Bank, a long-term credit rating of AAA, and three FHLBanks a long-term credit rating of AA+. On April 26, 2006, Standard & Poor’s placed the FHLBank of Des Moines’ AAA long-term credit rating on credit watch with negative implications. As of June 30, 2006, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2006, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s adjusted net interest income by operating segment to the Bank’s total net interest income, see Note 7 to the Financial Statements.

Advances-Related Business.   The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $201.3 billion (86% of total assets) at June 30, 2006, from $191.2 billion (85% of total assets) at December 31, 2005, an increase of $10.1 billion, or 5%. The increase was primarily due to an increase in interest-bearing deposits in banks and higher demand for advances by the Bank’s members, partially offset by a decrease in Federal funds sold.

Adjusted net interest income for this segment was $155 million in the second quarter of 2006, an increase of $41 million, or 36%, compared to $114 million in the second quarter of 2005. In the first six months of 2006, adjusted net interest income for this segment was $300 million, an increase of $88 million, or 42%, compared to $212 million in the first six months of 2005. The increases were primarily due to an increase in average advance and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment represented 82% and 76% of total adjusted net interest income for the second quarter of 2006 and 2005, respectively, and 80% and 72% of total adjusted net interest income for the first six months of 2006 and 2005, respectively.

Advances – Advances outstanding increased $4.5 billion, or 3%, to $167.4 billion at June 30, 2006, from $162.9 billion at December 31, 2005. Advances outstanding included unrealized fair value losses of $520 million at

June 30, 2006, and unrealized fair value losses of $339 million at December 31, 2005. The increase in the unrealized fair value losses of hedged advances from June 30, 2006, to December 31, 2005, was primarily attributable to the effects of higher short-term and intermediate-term interest rates on the fair value of hedged fixed rate advances and hedged adjustable rate advances that contain caps on the interest rates that members may pay.

The components of the advances portfolio at June 30, 2006, and December 31, 2005, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	June 30, 2006	December 31, 2005
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)-indexed	$85,623	$83,775
Adjustable – other indices	2,619	2,479
Fixed	45,451	40,824
Daily variable rate	5,645	5,460

Subtotal	139,338	132,538

Customized advances:
Adjustable – amortizing	4	7
Adjustable – constant maturity	1,750	1,750
Adjustable – LIBOR-indexed with caps or floors	47	37
Adjustable – LIBOR-indexed with caps and/or floors and partial prepayment symmetry (PPS)[1]	14,826	13,825
Adjustable – 3-month T-bill average	4,500	8,000
Adjustable – 12-month Treasury average	1,750	1,750
Fixed – amortizing	838	841
Fixed with PPS[1]	1,097	960
Fixed – callable at member’s option	1,156	971
Fixed – putable at Bank’s option	2,577	2,528

Subtotal	28,545	30,669

Total par value	167,883	163,207
SFAS 133 valuation adjustments	(520)	(339)
Net unamortized premiums	(7)	5

Total	$167,356	$162,873

1	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

During the first six months of 2006, short-term fixed rate advances increased by $4.7 billion to $22.1 billion, fixed rate advances with terms of one year or more increased by $0.3 billion to $29.0 billion, and daily variable rate advances increased by $0.2 billion to $5.7 billion, while adjustable rate advances with terms of one year or more decreased by $0.5 billion to $111.1 billion.

Advances outstanding to the Bank’s three largest members totaled $114.0 billion at June 30, 2006, a net decrease of $1.2 billion from $115.2 billion at December 31, 2005. Of this decrease, $13.6 billion was from the maturing advances of two large members, partially offset by a $12.4 billion increase in advances outstanding to another large member. In addition, a net increase in advances outstanding to other members of varying asset sizes and charter types offset the net decrease of the three largest members. In total, 148 institutions increased their advance borrowings during the first six months of 2006, while 87 institutions decreased their advance borrowings.

Average advances were $167.1 billion in the second quarter of 2006, an 11% increase from $150.0 billion in the second quarter of 2005. Average advances were $167.6 billion in the first six months of 2006, a 15% increase from $145.9 billion in the first six months of 2005. The increase in average advances reflected members’ use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used to meet its ongoing payment obligations and to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. The Bank’s total non-MBS investment portfolio was $33.1 billion as of June 30, 2006, an increase of $5.7 billion, or 21%, from $27.4 billion as of December 31, 2005. The overall increase in non-MBS investments during the first six months of 2006 generally reflected the impact of some members paying down advances during the second quarter of 2006. During the first six months of 2006, interest-bearing deposits in banks increased $9.6 billion, while Federal funds sold decreased $4.7 billion, as the Bank shifted the form of its investments to negotiable certificates of deposit to facilitate intraday cash management. In addition, commercial paper increased $0.5 billion and discount notes issued by Fannie Mae and Freddie Mac increased $0.4 billion, while housing finance agency bonds decreased $0.1 billion.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $9.5 billion, or 5%, from $181.6 billion at December 31, 2005, to $191.1 billion at June 30, 2006. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At June 30, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $248.8 billion, of which $53.8 billion were hedging advances and $195.0 billion were hedging consolidated obligations that were funding advances. At December 31, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $231.0 billion, of which $56.2 billion were hedging advances and $174.8 billion were hedging consolidated obligations that were funding advances. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of the dates shown.

Market Instrument	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
Federal Reserve target rate for overnight Federal funds	5.25%	4.25%	3.25%	2.25%
3-month Treasury bill	4.98	4.08	3.21	2.22
3-month LIBOR	5.48	4.54	3.52	2.56
2-year Treasury note	5.15	4.40	3.64	3.07
5-year Treasury note	5.09	4.35	3.70	3.61

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first six months of 2006 were higher than the costs of comparable bonds and discount notes issued in the first six months of 2005, consistent with the general rise in short- and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved modestly in the first six months of 2006 compared to the first six months of 2005 because of several factors. These factors included continued strong investor demand for intermediate-term GSE debt and lower FHLBank System debt issuance volume, both of which tend to increase the differences between agency debt costs and other market rates.

The average cost of FHLBank System discount notes relative to comparable term LIBOR rates in the first six months of 2006 relative to the first six months of 2005 improved between 0.00% and 0.01%. For the same time horizon, the average cost of intermediate-term non-callable bonds and callable bonds relative to rates of LIBOR-indexed interest rate swaps improved between 0.02% and 0.03%.

At June 30, 2006, the Bank had $119.3 billion of swapped non-callable bonds and $37.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding at June 30, 2006. At December 31, 2005, the Bank had $100.0 billion of swapped non-callable bonds and $47.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 81% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2005. The Bank increased its swapped non-callable bonds outstanding by $19.3 billion in the first six months of 2006, as investors exhibited stronger demand for the FHLBank System’s non-callable fixed rate and adjustable rate bonds compared to callable bonds.

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

Mortgage-Related Business.  The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, and the related financing and hedging instruments. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

At June 30, 2006, assets associated with this segment were $32.5 billion (14% of total assets), an increase of $0.1 billion, or 0.1%, from $32.4 billion at December 31, 2005 (15% of total assets). The increase was primarily due to higher investments in MBS, which increased $0.3 billion to $27.4 billion at June 30, 2006, from $27.1 billion at December 31, 2005, while mortgage loan balances decreased $0.3 billion to $4.9 billion at June 30, 2006, from $5.2 billion at December 31, 2005.

Average MBS investments increased $2.9 billion to $26.4 billion in the second quarter of 2006 compared to $23.5 billion in the second quarter of 2005 and increased $3.7 billion to $26.6 billion in the first six months of 2006 compared to $22.9 billion in the first six months of 2005. The increases in average MBS investments reflect the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly on a year-over-year basis because of growth in advances.

Average mortgage loans decreased $0.8 billion to $5.0 billion in the second quarter of 2006 from $5.8 billion in the second quarter of 2005 and decreased $0.7 billion to $5.1 billion in the first six months of 2006 from $5.8 billion in the first six months of 2005. Mortgage loan purchase activity was subdued during 2005 and the first six months of 2006 because (i) the originations of conforming fixed rate mortgage loans were lower in these periods, (ii) member business strategies resulted in sales of these mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets.

Adjusted net interest income for this segment was $35 million in the second quarter of 2006, a decrease of $1 million, or 3%, from $36 million in the second quarter of 2005. In the first six months of 2006, adjusted net interest income for this segment was $77 million, a decrease of $4 million, or 5%, from $81 million in the first six months of 2005. The decreases were primarily the result of narrower profit spreads on the mortgage portfolio, reflecting the impact on financing costs of higher interest rates and a flatter yield curve.

Adjusted net interest income for this segment represented 18% and 24% of total adjusted net interest income for the second quarter of 2006 and 2005, respectively, and 20% and 28% of total adjusted net interest income for the first six months of 2006 and 2005, respectively.

MPF Program – Under the MPF Program, the Bank may purchase FHA-insured, VA-guaranteed, and conventional fixed rate conforming residential mortgage loans directly from eligible members. Under the program, participating members originate or purchase the mortgage loans, credit-enhance them and sell them to the Bank, and retain the servicing of the loans. The Bank manages the interest rate and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2005 Form 10-K.

At June 30, 2006, and December 31, 2005, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2005 Form 10-K. Mortgage loan balances at June 30, 2006, and December 31, 2005, were as follows:

(In millions)	June 30, 2006	December 31, 2005
MPF Plus	$4,484	$4,751
Original MPF	462	482

Subtotal	4,946	5,233
Unamortized premiums	13	18
Unamortized discounts	(31)	(37)

Total	$4,928	$5,214

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.6 million at June 30, 2006, and $0.7 million at December 31, 2005. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2005 Form 10-K.

At June 30, 2006, the Bank had 27 loans totaling $3 million classified as nonaccrual or impaired. Seventeen of these loans totaling $2 million were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio. Currently, the size of the portfolio is limited to a level of two times Bank capital.

MBS Investments – The Bank’s MBS portfolio was $27.4 billion, or 267% of Bank capital (as defined by the Finance Board), at June 30, 2006, compared to $27.1 billion, or 279% of Bank capital, at December 31, 2005. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during the first six months of 2006 were AAA-rated non-agency MBS. In addition, the Bank generally required 100% to 200% of additional credit enhancement above the amount required by the rating agencies for AAA-rated investments for the MBS purchased during the first six months of 2006.

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

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge-qualifying. This designation required the Bank to mark certain MBS to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized losses of $282,000 and net unrealized gains of $677,000 during the second quarter of 2006 and 2005, respectively, and for net unrealized losses of $186,000 and net unrealized gains of $274,000 during the first six months of 2006 and 2005, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $0.1 billion, or 0.3%, from $32.4 billion at December 31, 2005, to $32.5 billion at June 30, 2006, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At June 30, 2006, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $12.9 billion, of which $0.1 billion were associated with specific MBS classified as trading securities and $12.8 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At June 30, 2006, $8.6 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Liquidity

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

During the last several years, the Bank has experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $167.4 billion at June 30, 2006. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $10.1 billion at June 30, 2006, as the balances for both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $108.9 billion from $108.2 billion at December 31, 2002, to $217.1 billion at June 30, 2006.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balances of outstanding advances and mortgage loans sold to the Bank increase. The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum capital to assets leverage requirement is currently 4.0%. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to participate in the issuance of consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As advances and mortgage loan balances are reduced, members will have capital stock in excess of the amount required by the capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s excess capital stock if the member reduces its advances or its balance of mortgage loans sold to the Bank decreases. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, deposit growth, and the availability and pricing of other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

For information on short-term liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.”

Capital

Total capital as of June 30, 2006, was $10.2 billion, a 6% increase from $9.6 billion as of December 31, 2005. This increase was consistent with the rise in advances during the first six months of 2006, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

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

The Bank repurchased surplus capital stock totaling $501 million in the second quarter of 2006 and $163 million in the second quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $584 million in the second quarter of 2006 and $8 million in the second quarter of 2005.

The Bank repurchased surplus capital stock totaling $613 million in the first six months of 2006 and $202 million in the first six months of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $586 million in the first six months of 2006 and $54 million in the first six months of 2005.

Excess capital stock totaled $1.3 billion as of June 30, 2006, which included surplus capital stock of $452 million. On July 31, 2006, the Bank repurchased $423 million of surplus capital stock. The Bank also repurchased $609 million of excess capital stock that was not surplus capital stock, including $598 million in excess capital stock that was the subject of repurchase requests submitted during the second quarter of 2006 by four members, of which one had an officer or director serving on the Bank’s Board of Directors, and $11 million in mandatorily redeemable excess stock repurchased from former members of the Bank. Excess capital stock totaled $440 million after the July 31, 2006, capital stock repurchase.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Capital Requirements

The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2006, and December 31, 2005.

Regulatory Capital Requirements

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$1,061	$10,258	$862	$9,698
Total capital-to-assets ratio	4.00%	4.39%	4.00%	4.34%
Total capital	$9,350	$10,258	$8,944	$9,698
Leverage ratio	5.00%	6.58%	5.00%	6.51%
Leverage capital	$11,688	$15,387	$11,180	$14,547

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

Concentration Risk

Advances.   The following tables present the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of June 30, 2006, and December 31, 2005. They also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2006 and 2005.

Concentration of Advances

(Dollars in millions)	June 30, 2006		December 31, 2005
Name of Borrower	Advances Outstanding[1]	Percentage of Total Advances Outstanding	Advances Outstanding[1]	Percentage of Total Advances Outstanding
Washington Mutual Bank	$45,774	27%	$56,911	35%
Citibank (West), FSB	43,028	26	30,627	19
World Savings Bank, FSB	25,200	15	27,712	17

Subtotal	114,002	68	115,250	71
Others	53,881	32	47,957	29

Total par	$167,883	100%	$163,207	100%

Concentration of Interest Income from Advances

(Dollars in millions)	Three Months Ended June 30,
	2006		2005
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank	$628	31%	$441	38%
Citibank (West), FSB	438	22	173	15
World Savings Bank, FSB	315	16	186	16

Subtotal	1,381	69	800	69
Others	609	31	356	31

Total	$1,990	100%	$1,156	100%

	Six Months Ended June 30,
	2006		2005
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Washington Mutual Bank	$1,261	33%	$791	38%
Citibank (West), FSB	784	21	315	15
World Savings Bank, FSB	618	16	341	16

Subtotal	2,663	70	1,447	69
Others	1,148	30	646	31

Total	$3,811	100%	$2,093	100%

1	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The difference between the par and carrying value amounts primarily relates to fair value adjustments for hedged advances arising from SFAS 133.
2	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

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

On May 7, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, announced that it had signed a definitive agreement to merge with Wachovia Corporation. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

MPF Program.   The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2006, and December 31, 2005.

Of the ten members participating in the MPF Program at June 30, 2006:

•	$3.7 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 25,451, or 71%, of the total number of loans outstanding at June 30, 2006.

•	$0.8 billion, or 16%, were purchased from IndyMac Bank, FSB (IndyMac). This amount represented 7,019, or 20%, of the total number of loans outstanding at June 30, 2006.

Of the nine members participating in the MPF Program at December 31, 2005:

•	$3.9 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 26,418, or 71%, of the total number of loans outstanding at December 31, 2005.

•	$0.8 billion, or 16%, were purchased from IndyMac. This amount represented 7,407, or 20%, of the total number of loans outstanding at December 31, 2005.

Members participating in the MPF Program, including Washington Mutual Bank and IndyMac, have made representations and warranties that the mortgage loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the agreement with the member provides that the member is required to repurchase the loan as a result of a breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During the second quarter of 2006 and the first six months of 2006, there were no loans repurchased by members because of noncompliance with the MPF underwriting guidelines. During the second quarter of 2005, members repurchased 3 loans totaling $0.6 million that did not comply with the MPF underwriting guidelines. During the six months ended June 30, 2005, members repurchased 6 loans totaling $1.0 million that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased from them by the Bank, and the servicing of mortgage loans purchased from former members is held by Bank-approved financial institutions.

Capital Stock.   The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s total capital stock outstanding as of June 30, 2006, and December 31, 2005.

Concentration of Capital Stock

(Dollars in millions)	June 30, 2006		December 31, 2005
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Washington Mutual Bank	$2,713	27%	$3,350	35%
Citibank (West), FSB	2,022	20	1,439	15
World Savings Bank, FSB	1,357	14	1,317	14

Total	$6,092	61%	$6,106	64%

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

On July 31, 2006, the Bank repurchased $494 million in excess capital stock from Washington Mutual Bank. After the repurchase, Washington Mutual Bank held 25% of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding.

On May 7, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, announced that it had signed a definitive agreement to merge with Wachovia Corporation. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Derivatives Counterparties.   The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2006, and December 31, 2005.

Concentration of Derivative Counterparties

(Dollars in millions)		June 30, 2006		December 31, 2005
Derivatives Counterparty	Credit Rating	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$48,437	19%	$41,773	17%
JP Morgan Chase Bank, N.A.	A	38,268	15	35,642	15
Lehman Brothers Special Financing, Inc.	A	27,217	10	21,910	9

Subtotal		113,922	44	99,325	41
Others		147,750	56	145,112	59

Total		$261,672	100%	$244,437	100%

For more information regarding the credit risk of derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital stock purchase requirements, which are based in part on outstanding advances. At June 30, 2006, the Bank’s total capital to assets ratio was 4.39%, 0.39% above the minimum regulatory requirement. At December 31, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term capital markets disruption. The Bank maintained at least three months of contingency liquidity during the first six months of 2006. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following June 30, 2006, and December 31, 2005. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2006		As of December 31, 2005
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$807	$1,657	$385	$2,836
Commitments to purchase investments	1,400	1,755	—	—
Maturing member term deposits	20	20	18	30
Discount note and bond maturities and expected exercises of bond call options	4,826	47,856	3,114	35,628

Subtotal obligations	7,053	51,288	3,517	38,494

Sources of available funds:
Maturing investments	7,974	31,349	7,901	25,967
Proceeds from scheduled settlements of discount notes and bonds	386	831	1,156	1,401
Maturing advances and scheduled prepayments	8,118	37,174	7,178	25,249

Subtotal sources	16,478	69,354	16,235	52,617

Net funds available	$9,425	$18,066	$12,718	$14,123

Additional contingent sources of funds:[1]
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$21,573	$—	$22,020
Housing finance agency bonds	—	922	—	1,030
Marketable money market investments	15,098	—	7,362	—

1	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

In addition, the U.S. Secretary of the Treasury is authorized, at his or her discretion, to purchase up to $4.0 billion of consolidated obligations.

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

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2006 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $587 million or less.

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

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of June 30, 2006, and December 31, 2005. Almost all credit outstanding and collateral borrowing capacity are with members that have the top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one being the highest credit quality rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

June 30, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	310	231	$168,548	$260,582	65%
4-6	66	30	853	2,196	39
7-10	3	1	4	6	67

Total	379	262	$169,405	$262,784	64%

December 31, 2005
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	318	235	$163,683	$247,028	66%
4-6	55	20	545	1,003	54
7-10	3	1	4	6	67

Total	376	256	$164,232	$248,037	66%

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

MPF Program.   On mortgage loans acquired under the MPF Program, the Bank provides for a loss allowance, net of credit enhancements, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the balance sheet date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from participating members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies as of June 30, 2006, and December 31, 2005, were as follows:

(Dollars in millions)	June 30, 2006	December 31, 2005
30 – 59 days delinquent	$22	$24
60 – 89 days delinquent	2	4
90 days or more delinquent	3	4

Total delinquencies	$27	$32

Nonaccrual loans[1]	$3	$4
Loans past due 90 days or more and still accruing interest	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.54%	0.59%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.06%	0.08%

1	The nonaccrual loans included 17 loans totaling $2 million that were in foreclosure or bankruptcy as of June 30, 2006, and 20 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2005.

For the first six months of 2006, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans totaled $116,000.

Delinquencies amounted to 0.54% of the total loans in the Bank’s portfolio as of June 30, 2006, which was below the national delinquency rate for prime fixed rate mortgages of 1.81% in the first quarter of 2006 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.59% of the total loans in the Bank’s portfolio as of December 31, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 2.41% in the fourth quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. Therefore, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 35 months as of June 30, 2006, and 29 months as of December 31, 2005.

The estimated risk that losses on the Bank’s MPF mortgage loans would exceed the liquidation value of real property securing the loans and primary mortgage insurance was not material in the second quarter of 2006 and 2005 and first six months of 2006 and 2005. These estimated losses are evaluated and included in the Bank’s assessment of its allowance for credit losses. Since these losses occurred in MPF Plus Master Commitments, they are expected to be recovered through the performance credit enhancement fees, and no realized losses were incurred in the second quarter of 2006 and 2005 and in the first six months of 2006 and 2005.

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

Investment Credit Exposure

(In millions)

June 30, 2006
	Credit Rating[1]
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$11,629	$4,890	$—	$16,519
Securities purchased under agreements to resell[2]	700	—	—	—	700
Federal funds sold	—	8,372	3,913	21	12,306
Trading securities:
MBS:
GNMA	43	—	—	—	43
FHLMC	15	—	—	—	15
FNMA	49	—	—	—	49

Total trading securities	107	—	—	—	107

Held-to-maturity securities:
Commercial paper	499	299	956	—	1,754
Housing finance agency bonds	1,085	—	—	—	1,085
Discount notes:
FHLMC	149	—	—	—	149
FNMA	546	—	—	—	546
MBS:
GNMA	31	—	—	—	31
FHLMC	176	—	—	—	176
FNMA	468	—	—	—	468
Non-agency	26,616	—	—	—	26,616

Total held-to-maturity securities	29,570	299	956	—	30,825

Total investments	$30,377	$20,300	$9,759	$21	$60,457

December 31, 2005
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$5,719	$1,180	$6,899
Securities purchased under agreements to resell[2]	750	—	—	750
Federal funds sold	—	11,602	5,395	16,997
Trading securities:
MBS:
GNMA	49	—	—	49
FHLMC	15	—	—	15
FNMA	64	—	—	64

Total trading securities	128	—	—	128

Held-to-maturity securities:
Commercial paper	—	557	710	1,267
Housing finance agency bonds	1,211	—	—	1,211
Discount notes – FNMA	248	—	—	248
MBS:
GNMA	36	—	—	36
FHLMC	207	—	—	207
FNMA	522	—	—	522
Non-agency	26,200	—	—	26,200

Total held-to-maturity securities	28,424	557	710	29,691

Total investments	$29,302	$17,878	$7,285	$54,465

1	At June 30, 2006, $1.1 billion of the A-rated investments and $21 million of the BBB-rated investments were with members. At December 31, 2005, $0.7 billion of the A-rated investments were with members. The A- and BBB-rated investments all had maturities of 3 months or less as of June 30, 2006, and December 31, 2005.
2	Classified based on the credit rating of securities held as collateral.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.9 billion carrying value of non-agency MBS at June 30, 2006, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.3 billion carrying value of MBS at June 30, 2006, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $6.6 billion carrying value of non-agency MBS at December 31, 2005, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2005, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties.   The Bank has also adopted credit policies and exposure limits for derivatives and off-balance sheet credit exposure. All extensions of credit (including interest rate swaps, caps, and floors) to counterparties that are members of the Bank must be fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement. For nonmember counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank’s eligibility criteria.

In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active nonmember derivatives counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit net unsecured credit exposure to these counterparties. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

June 30, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$141,868	$2	$—	$2
A	119,109	—	—	—

Subtotal	260,977	2	—	2
Member institutions[1]	695	27	27	—

Total derivatives	$261,672	$29	$27	$2

December 31, 2005

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$119,428	$1	$—	$1
A	124,294	—	—	—

Subtotal	243,722	1	—	1
Member institutions[1]	715	23	23	—

Total derivatives	$244,437	$24	$23	$1

1	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At June 30, 2006, the Bank had a total of $261.7 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$261.0 billion represented notional amounts of derivatives contracts outstanding with 22 nonmember derivatives counterparties. Nine of these counterparties made up 81% of the total nonmember notional amount outstanding and individually ranged from 5% to 19% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Four of the nonmember derivatives counterparties, with $31 billion of derivatives outstanding at June 30, 2006, were affiliates of members.

•	$695 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments with seven member counterparties. The Bank entered into this $695 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure at June 30, 2006, was $29 million, which consisted of:

•	$2 million of gross credit exposure with three nonmember derivatives counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $2 million.

•	$27 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

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

•	$715 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments with seven member counterparties. The Bank entered into this $715 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure at December 31, 2005, was $24 million, which consisted of:

•	$1 million of gross credit exposure with one nonmember derivatives counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$23 million of gross credit exposure on open derivative contracts with four member counterparties, all of which was secured with eligible collateral.

The notional amount of derivatives contracts outstanding with nonmember derivatives counterparties grew $17.3 billion from December 31, 2005, to June 30, 2006. The increase was primarily due to a $19.9 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations and a $2.4 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. An increase or decrease in the notional amounts of derivative contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

Interest Rate Scenario[1]	June 30, 2006	December 31, 2005
+200 basis-point change	–4.5%	–4.1%
+100 basis-point change	–2.1	–1.9
–100 basis-point change	+1.7	+1.5
–200 basis-point change	+2.7	+1.8

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a small increase in sensitivity as of June 30, 2006, compared to estimates as of December 31, 2005. This increased sensitivity is primarily attributable to the impact of higher interest rates at June 30, 2006, compared to December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of June 30, 2006, were 85 basis points higher for terms of 1 year, 77 basis points higher for terms of 5 years, and 78 basis points higher for terms of 10 years. In general, higher interest rates have increased the duration or effective maturity of the Bank’s portfolio of mortgage loans and MBS more than the increase in duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to increase the duration gap between mortgage assets and mortgage liabilities, which has increased net market value sensitivity or risk.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of June 30, 2006, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –74 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of June 30, 2006

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$33,064	$—	$—	$—
Advances	143,104	4,459	16,867	2,926
Other assets	869	—	—	—

Total Assets	177,037	4,459	16,867	2,926

Liabilities
Consolidated obligations:
Bonds	50,351	26,774	79,432	3,476
Discount notes	24,878	79	—	—
Deposits	412	—	—	—
Mandatorily redeemable capital stock	—	—	75	—
Other liabilities	5,053	—	—	578

Total Liabilities	80,694	26,853	79,507	4,054

Interest rate exchange agreements	(89,602)	23,020	65,986	596

Periodic gap of advances-related business	6,741	626	3,346	(532)

Mortgage-related business:
Assets
MBS	8,035	2,393	14,310	2,660
Mortgage loans	316	258	1,927	2,427
Other assets	135	—	—	—

Total Assets	8,486	2,651	16,237	5,087

Liabilities
Consolidated obligations:
Bonds	2,312	4,072	17,200	4,152
Discount notes	4,236	132	—	—
Other liabilities	357	—	—	—

Total Liabilities	6,905	4,204	17,200	4,152

Interest rate exchange agreements	(1,153)	1,718	(190)	(375)

Periodic gap of mortgage-related business	428	165	(1,153)	560

Total periodic gap	$7,169	$791	$2,193	$28

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at both June 30, 2006, and December 31, 2005.

Total Bank Duration Gap Analysis

	June 30, 2006		December 31, 2005
	Amount (In millions)	Duration Gap[1] (In months)	Amount (In millions)	Duration Gap[1] (In months)
Assets	$233,750	6	$223,602	5
Liabilities	223,569	5	213,954	4

Net	$10,181	1	$9,648	1

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

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances; capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of June 30, 2006, in “Repricing Gap Analysis” above shows that approximately $6.7 billion of net assets for the advances-related business (66% of capital) were scheduled to mature or reprice in the six-month period following June 30, 2006, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of June 30, 2006, and December 31, 2005.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario[1]	June 30, 2006	December 31, 2005
+200 basis-point change	–2.4%	–1.9%
+100 basis-point change	–1.0	–0.9
–100 basis-point change	+0.7	+0.8
–200 basis-point change	+0.8	+0.5

1 Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show a small increase in sensitivity as of June 30, 2006, compared to estimates as of December 31, 2005. This increased sensitivity is primarily attributable to the impact of higher interest rates at June 30, 2006, compared to December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of June 30, 2006, were 85 basis points higher for terms of 1 year, 77 basis points higher for terms of 5 years, and 78 basis points higher for terms of 10 years. In general, higher interest rates have increased the duration or effective maturity of the Bank’s portfolio of mortgage loans and MBS more than the increase in duration or effective maturity of the callable bonds and derivatives that fund and hedge these assets. The result of these changes has been to increase the duration gap between mortgage assets and mortgage liabilities, which has increased net market value sensitivity or risk.

Interest Rate Exchange Agreements.   A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, swaptions, interest rate cap and floor agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2005 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of June 30, 2006, and December 31, 2005.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2006	December 31, 2005

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$23,218	$24,418

Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap is callable on the same date(s) as the advance	Fair Value Hedge	1,141	946

Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index based	Fixed rate advance converted to a LIBOR floating rate; swap is putable on the same date(s) as the advance	Fair Value Hedge	2,327	2,428

Interest rate cap and/or floor	Interest rate cap and/or floor embedded in a variable rate advance	Fair Value Hedge	14,871	13,862

Subtotal Fair Value Hedges			41,557	41,654

Basis swap	Non-LIBOR index rate advance converted to a LIBOR floating rate	Economic Hedge[1]	10,497	13,860

Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge[1]	75	75

Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	500	500

Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; swap is callable or putable on same date(s) as advance	Economic Hedge[1]	1,149	139

Subtotal Economic Hedges[1]			12,221	14,574

Total			53,778	56,228

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	114,640	92,973

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	1,951	729

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	7,465	7,965

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2006	December 31, 2005
Basis swap	Three-month LIBOR or other short-term floating rate non-callable bond converted to a one-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	28,612	23,872

Swaption	An option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge[1]	3,575	3,587

Subtotal Economic Hedges[1]			41,603	36,153

Total			156,243	129,126

Hedged Item: Callable Bonds

Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable on the same date(s) as the bond	Fair Value Hedge	33,762	44,038

Pay fixed, receive LIBOR forward starting interest rate swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	—	270

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge[1]	3,729	3,429

Total			37,491	47,737

Hedged Item: Discount Notes

Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Economic Hedge[1]	270	1,519

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge[1]	2,253	2,253

Basis swap, receive fixed, pay floating interest rate swap	Discount note converted to a one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge[1]	10,177	5,926

Total			12,700	9,698

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge[1]	70	88

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with counterparties	Economic Hedge[1]	1,320	1,490

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with counterparties	Economic Hedge[1]	70	70

Total			1,390	1,560

Total Notional			$261,672	$244,437

1	Economic hedges are derivatives that are matched to balance sheet instruments but do not meet the requirements for hedge accounting under SFAS 133.

At June 30, 2006, the total notional amount of interest rate exchange agreements outstanding was $261.7 billion, compared with $244.4 billion at December 31, 2005. The $17.3 billion increase in the notional amount of derivatives during the first six months of 2006 was primarily due to a $19.9 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations and a $2.4 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair value gains and losses of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of June 30, 2006, and December 31, 2005.

Estimated Fair Values of Derivatives and Hedged Items

June 30, 2006

(In millions)	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,557	$518	$(516)	$2
Non-callable bonds	114,640	(1,635)	1,603	(32)
Callable bonds	33,762	(815)	809	(6)

Subtotal	189,959	(1,932)	1,896	(36)

Not qualifying for hedge accounting (economic hedges):
Advances	8,721	14	—	14
Advances with embedded derivatives	3,500	4	—	4
Non-callable bonds	35,788	(33)	—	(33)
Non-callable bonds with embedded derivatives	5,815	(26)	—	(26)
Callable bonds	3,704	(52)	—	(52)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	12,700	78	—	78
MBS – trading	70	—	—	—
Intermediated	1,390	1	—	1

Subtotal	71,713	(15)	—	(15)

Total	$261,672	$(1,947)	$1,896	$(51)

December 31, 2005

(In millions)	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,654	$337	$(333)	$4
Non-callable bonds	92,973	(1,057)	1,061	4
Callable bonds	44,038	(703)	691	(12)

Subtotal	178,665	(1,423)	1,419	(4)

Cash flow hedges:
Callable bonds	270	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	11,074	(4)	—	(4)
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	30,343	4	—	4
Non-callable bonds with embedded derivatives	5,810	(36)	—	(36)
Callable bonds	3,404	(34)	—	(34)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,698	43	—	43
MBS – trading	88	—	—	—
Intermediated	1,560	1	—	1

Subtotal	65,502	(21)	—	(21)

Total	$244,437	$(1,444)	$1,419	$(25)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	June 30, 2006	December 31, 2005
Host contract:
Advances	$(4)	$(6)
Non-callable bonds	26	36
Callable bonds	1	1

Total	$23	$31

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

Recent Developments

Delays in Publication of FHLBanks’ Combined Financial Reports; Intended Restatements by Office of Finance and other FHLBanks; Delays in Other FHLBanks’ SEC Registration.   The Office of Finance has not published the FHLBanks’ 2004 third quarter combined Financial Report, 2004 full year combined Financial Report, any 2005 quarterly combined Financial Reports, 2005 full year combined Financial Report, or 2006 first quarter combined Financial Report. In addition, the Office of Finance has announced that its board of directors has decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. All 12 FHLBanks have registered a class of equity securities with the SEC, as required by the Finance Board. The Office of Finance has said that it expects to publish current combined financial reports as soon as practical after all FHLBank SEC registration statements are effective. The delays in publication of the combined Financial Reports may have an effect on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, and other aspects of the Bank’s operations.

Federal Reserve Bank Policy Statement on Payments System Risk (PSR Policy).   The Federal Reserve Board’s revision of its PSR Policy as it applies to interest and redemption payments on Fedwire-eligible securities issued by GSEs and certain international organizations became effective July 20, 2006. The revised PSR Policy provides that the Federal Reserve Banks will now post these payments only when the issuer’s Federal Reserve Bank account contains sufficient funds to cover the payments before 4:00 p.m. Eastern time. To address the requirements of the revised PSR Policy, the FHLBanks and the Office of Finance prepared principal and interest funding procedures and entered into a related agreement among the FHLBanks and the Office of Finance to provide for the timely funding of principal and interest payments on consolidated obligations. As of the date of this report, all interest and principal payments have been made before 4:00 p.m. Eastern time.

Proposed Finance Board Rule to Change the Capital Structure of the FHLBanks.   On March 15, 2006, the Finance Board published a proposed rule that would change the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that an FHLBank can accumulate. The comment period on the proposed rule ended on July 13, 2006. The final rule, if any, approved by the Finance Board may be different from the proposed rule. Under the proposed rule:

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

Based on management’s current analysis, the Bank has determined that the proposed rule, if approved in its current form, would significantly reduce the percentage of Bank earnings available for dividends for a number of years, would require the Bank to pay dividends in the form of cash instead of stock, could have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and may have other unanticipated consequences. See “Part II. Item 1A. Risk Factors” on page 68 of this Form 10-Q.

Proposed Merger between Wachovia Corporation and Golden West Financial Corporation.   On May 7, 2006, Wachovia Corporation and Golden West Financial Corporation (Golden West) announced that they had signed a definitive agreement to merge. Golden West is the holding company of World Savings Bank, FSB, the Bank’s third largest borrower and stockholder as of June 30, 2006. Completion of the merger is subject to shareholder approvals by both Wachovia Corporation and Golden West and regulatory approvals. The closing is expected to be in the fourth quarter of 2006. It is uncertain at this time what effect, if any, the merger will have on the Bank.

Annual Designation of Elected Director Positions.   Earlier this year, the Finance Board redesignated two of the Bank’s eight elected director positions from California to Nevada, effective January 1, 2007, which will result in four elected director positions for California, three for Nevada, and one for Arizona for 2007. One of the two newly designated Nevada director positions will be filled by the Bank’s Nevada members in an election to be held in 2006. The other new Nevada director position will be filled by the Bank’s Board of Directors as an interim vacancy, effective January 1, 2007, to complete the remaining two years of a three-year term. Each elected director elected by the members or selected by the Board to fill a vacancy must be an officer or director of a member of the Bank located in the relevant state.

Delay in Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy.   On June 14, 2006, the Bank announced that the Board of Directors had amended the Retained Earnings and Dividend Policy to increase the target for the buildup of retained earnings other than SFAS 133 fair value gains to $296 million and to make available for dividends, beginning with the third quarter of 2006, approximately 80% of net income (excluding the effects of SFAS 133) until that target was reached. On June 30, 2006, the Bank’s Board of Directors voted to delay implementation of the amendment to provide additional time to review alternatives to the Bank’s capital structure.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958.6 billion at June 30, 2006, and $937.5 billion at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $219.8 billion at June 30, 2006, and $212.3 billion at December 31, 2005. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 12 and 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with accounting principles generally accepted in the United States of America (GAAP), are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2006, the Bank had $3.2 billion of advances commitments and $778 million in standby letters of credit outstanding. At December 31, 2005, the Bank had $2.8 billion of advances commitments and $810 million in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at June 30, 2006, and December 31, 2005.

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

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 56 of this Form 10-Q.

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Financial Officer, and Controller as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Financial Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the second quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Bank’s joint and several liability is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2005 Form 10-K. The risk factor below is an update on the possible impact on the Bank and members if the Finance Board adopts its proposed rule regarding retained earnings in its current form. The Finance Board’s proposed rule regarding retained earnings was previously discussed in the “Risk Factors” section of the Bank’s 2005 Form 10-K and the “Recent Developments” section of the Bank’s Form 10-Q for the period ended March 31, 2006.

Adoption of the Finance Board’s proposed rule on FHLBank retained earnings and stock dividends could have adverse consequences for the Bank and its members.

If adopted in its current form, the Finance Board’s proposed rule would, among other things, require each FHLBank to hold retained earnings of at least $50 million plus 1% of non-advance assets, limit dividends to no more than 50% of net income until an FHLBank reaches its required level of retained earnings, restrict dividends if an FHLBank’s retained earnings drop below the required level, and prohibit dividends in the form of capital stock. The proposed rule would be likely to significantly reduce the percentage of Bank earnings available for dividends for a number of years, which could harm members, have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and have other unanticipated consequences. In particular, the proposed rule could increase the all-in cost of advances for members since the all-in cost takes into account the value of dividends associated with the required stock holdings. Increasing the cost of advances will likely make Bank advances less attractive to members, which could adversely affect the Bank’s core business and could cause larger members to leave the FHLBank System or shift their business to other FHLBanks. Increasing the level of retained earnings and limiting dividend payments during periods of transition could also constrain the expansion and contraction features of the Bank’s business model and may reduce the amount of funds available for the Affordable Housing Program and other Bank initiatives to foster housing and community economic development.

Based on our current analysis, we have determined that the proposed retained earnings formula of $50 million plus 1% of non-advance assets would require the Bank to raise its target for the build-up of retained earnings from $130 million to approximately $714 million, based on the Bank’s balance sheet as of June 30, 2006. The results of this current analysis are not necessarily indicative of the future impact on the Bank under any final rule approved by the Finance Board and any actions taken by the Bank in response to any final rule.

Comments on the proposed rule were due to the Finance Board by July 13, 2006. It is not known at this time whether the Finance Board will adopt the proposed rule in its current form or any rule to require the FHLBanks to increase retained earnings, limit dividends, or prohibit dividends in the form of capital stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1	Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2006, incorporated by reference to Exhibit 10.1 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.2	Board Resolution for Directors’ 2006 Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.4 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.3	2006 Executive Incentive Plan, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.4	2006 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.5	2006 President’s Incentive Plan, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

Federal Home Loan Bank of San Francisco

/s/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)