Form 10-Q
period 2006-09-30
Federal Home Loan Bank of San Francisco
filed 2006-11-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2006
Class B Stock, par value $100	98,544,252

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$6	$12
Interest-bearing deposits in banks	12,568	6,899
Securities purchased under agreements to resell	200	750
Federal funds sold	8,600	16,997
Trading securities ($67 and $41, respectively, were pledged as collateral)	97	128
Held-to-maturity securities ($915 and $1,236, respectively, were pledged as collateral) (a)	29,824	29,691
Advances	174,538	162,873
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.7 and $0.7, respectively	4,775	5,214
Accrued interest receivable	983	909
Premises and equipment, net	11	9
Derivative assets	26	24
Other assets	91	96

Total Assets	$231,719	$223,602

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$469	$407
Term	5	30
Other	11	2
Non-interest-bearing – Other	3	5

Total deposits	488	444

Consolidated obligations, net:
Bonds	197,711	182,625
Discount notes	19,653	27,618

Total consolidated obligations	217,364	210,243

Mandatorily redeemable capital stock	94	47
Accrued interest payable	1,891	1,448
Affordable Housing Program	135	126
Payable to REFCORP	35	27
Derivative liabilities	1,216	1,561
Other liabilities	59	58

Total Liabilities	221,282	213,954

Commitments and Contingencies (Note 11):
Capital (Note 7):
Capital stock – Class B – Putable ($100 par value) issued and outstanding: 103 shares and 95 shares, respectively	10,301	9,520
Restricted retained earnings	138	131
Accumulated other comprehensive loss:
Unrecognized net loss related to hedging activities	(2)	(3)

Total Capital	10,437	9,648

Total Liabilities and Capital	$231,719	$223,602

(a)	Fair values of held-to-maturity securities were $29,574 and $29,345, at September 30, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Interest Income:
Advances	$2,351	$1,369	$6,319	$3,448
Prepayment fees on advances, net	—	1	1	1
Interest-bearing deposits in banks	181	39	398	103
Securities purchased under agreements to resell	2	19	29	23
Federal funds sold	88	123	402	277
Trading securities	2	3	5	13
Held-to-maturity securities	387	292	1,101	790
Mortgage loans held for portfolio	60	71	185	215

Total Interest Income	3,071	1,917	8,440	4,870

Interest Expense:
Consolidated obligations:
Bonds	2,580	1,574	7,082	3,893
Discount notes	267	159	729	467
Deposits	5	5	14	12
Other borrowings	1	—	1	—
Mandatorily redeemable capital stock	1	1	3	2

Total Interest Expense	2,854	1,739	7,829	4,374

Net Interest Income	217	178	611	496

Other (loss)/Income:
Services to members	1	1	1	1
Net loss on trading securities	—	(8)	(1)	(13)
Net loss on derivatives and hedging activities	(5)	(28)	(22)	(75)
Other	1	—	3	2

Total Other Loss	(3)	(35)	(19)	(85)

Other Expense:
Compensation and benefits	11	10	33	30
Other operating expense	9	6	23	20
Federal Housing Finance Board	2	2	6	5
Office of Finance	1	1	3	3

Total Other Expense	23	19	65	58

Income Before Assessments	191	124	527	353

REFCORP	35	23	97	65
Affordable Housing Program	16	10	43	29

Total Assessments	51	33	140	94

Net Income	$140	$91	$387	$259

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2004	78	$7,765	$139	$—	$139	$(4)	$7,900
Issuance of capital stock	14	1,458					1,458
Repurchase/redemption of capital stock	(5)	(464)					(464)
Capital stock reclassified to mandatorily redeemable capital stock	—	(5)					(5)
Comprehensive income:
Net income				259	259		259
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							260

Transfers from restricted retained earnings			(12)	12	—		—
Dividends on capital stock (4.35%)
Stock issued	3	271		(271)	(271)		—

Balance, September 30, 2005	90	$9,025	$127	$—	$127	$(3)	$9,149

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	26	2,676					2,676
Repurchase/redemption of capital stock	(21)	(2,139)					(2,139)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(136)					(136)
Comprehensive income:
Net income				387	387		387
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							388

Transfers to restricted retained earnings			7	(7)	—		—
Dividends on capital stock (5.27%)
Stock issued	4	380		(380)	(380)		—

Balance, September 30, 2006	103	$10,301	$138	$—	$138	$(2)	$10,437

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$387	$259
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization:
Net (discounts)/premiums and deferred net (gains)/losses on consolidated obligations, advances, investments, and mortgage loans	(66)	76
Concessions on consolidated obligations	27	23
Premises and equipment	3	2
Non-cash interest on mandatorily redeemable capital stock	3	2
Loss due to change in net fair value adjustment on derivative and hedging activities	1	33
Gain on extinguishment of debt	(2)	—
Net change in:
Trading securities	31	460
Derivative assets and liabilities accrued interest	187	158
Accrued interest receivable	(74)	(265)
Other assets	4	(5)
Accrued interest payable	443	529
Affordable Housing Program liability and discount on Affordable Housing Program advances	9	(7)
Payable to REFCORP	8	3
Other liabilities	1	8

Total adjustments	575	1,017

Net cash provided by operating activities	962	1,276

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(5,669)	305
Securities purchased under agreements to resell	550	(1,500)
Federal funds sold	8,397	(8,727)
Short-term held-to-maturity securities	(361)	(752)
Premises and equipment	(5)	(3)
Held-to-maturity securities:
Proceeds from maturities	5,062	6,419
Purchases	(4,786)	(10,634)
Advances:
Principal collected	1,296,557	1,011,598
Made to members	(1,308,071)	(1,024,583)
Mortgage loans held for portfolio:
Principal collected	457	686
Purchases	(18)	(56)

Net cash used in investing activities	(7,887)	(27,247)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended September 30,
(In millions)	2006	2005
Cash Flows from Financing Activities:
Net change in:
Deposits	44	(236)
Net proceeds from consolidated obligations:
Bonds issued	67,717	73,661
Discount notes issued	153,313	168,123
Bonds transferred from other FHLBanks	803	97
Payments for consolidated obligations:
Bonds matured or retired	(54,177)	(47,094)
Discount notes matured or retired	(161,226)	(169,563)
Proceeds from issuance of capital stock	2,676	1,458
Payments for repurchase/redemption of mandatorily redeemable capital stock	(92)	(14)
Payments for repurchase/redemption of capital stock	(2,139)	(464)

Net cash provided by financing activities	6,919	25,968

Net decrease in cash and cash equivalents	(6)	(3)
Cash and cash equivalents at beginning of period	12	16

Cash and cash equivalents at end of period	$6	$13

Supplemental Disclosure:
Interest paid during the period	$6,580	$3,120
Affordable Housing Program payments during the period	34	36
REFCORP payments during the period	89	62

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2005 Form 10-K. There have been no significant changes to these policies as of September 30, 2006.

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

Note 2 – Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards (SFAS) No. 157. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its financial position or results of operations.

SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that an employer recognize the funded status of its defined benefit pension and other postretirement plans in the statement of condition and recognize as a component of other comprehensive income the gains or losses and prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Bank plans to adopt SFAS 158 for its fiscal year ending December 31, 2006. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of condition effective for fiscal years ending after December 15, 2008. The Bank does not expect the adoption of SFAS 158 to have a material impact on its financial statements.

Staff Accounting Bulletin (SAB) No. 108. In September 2006, the Securities and Exchange Commission (SEC) released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how SEC registrants should quantify financial statement misstatements. SAB 108 requires SEC registrants to use a “dual approach” to assessing the quantitative effects of errors using both a balance sheet-focused assessment and an income statement-focused assessment, and to evaluate whether either approach results in quantifying a

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

misstatement that is material, when all relevant quantitative and qualitative factors are considered. SAB 108 provides transition accounting and disclosure guidance for situations in which an SEC registrant concludes that a material error existed in prior period financial statements under the dual approach. Specifically, SEC registrants will be permitted to restate prior period financial statements or recognize the cumulative effect in initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. The Bank is currently assessing the impact the application of SAB 108 will have on its financial statements.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,598	$—	$—	$1,598
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
FHLMC	100	—	—	100
FNMA	249	—	—	249

Subtotal	2,947	2	—	2,949

Mortgage-backed securities (MBS):
GNMA	29	—	—	29
FHLMC	162	4	(1)	165
FNMA	439	1	(12)	428
Non-agency	26,247	42	(286)	26,003

Total MBS	26,877	47	(299)	26,625

Total	$29,824	$49	$(299)	$29,574

December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,267	$—	$—	$1,267
Housing finance agency bonds	1,211	8	—	1,219
Discount notes – FNMA	248	—	—	248

Subtotal	2,726	8	—	2,734

MBS:
GNMA	36	—	(1)	35
FHLMC	207	4	(1)	210
FNMA	522	2	(12)	512
Non-agency	26,200	4	(350)	25,854

Total MBS	26,965	10	(364)	26,611

Total	$29,691	$18	$(364)	$29,345

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of September 30, 2006, and December 31, 2005, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

September 30, 2006
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$1,947	$1,947	5.25%
After 5 years through 10 years	28	28	5.64
After 10 years	972	974	5.69

Subtotal	2,947	2,949	5.41

MBS:
GNMA	29	29	5.60
FHLMC	162	165	6.24
FNMA	439	428	4.78
Non-agency	26,247	26,003	5.21

Total MBS	26,877	26,625	5.21

Total	$29,824	$29,574	5.23%

December 31, 2005
Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$1,515	$1,515	4.28%
After 5 years through 10 years	33	33	4.40
After 10 years	1,178	1,186	4.44

Subtotal	2,726	2,734	4.36

MBS:
GNMA	36	35	4.69
FHLMC	207	210	5.64
FNMA	522	512	4.56
Non-agency	26,200	25,854	4.91

Total MBS	26,965	26,611	4.91

Total	$29,691	$29,345	4.86%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $14 at September 30, 2006, and net premiums of $102 at December 31, 2005.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2006, and December 31, 2005, are detailed in the following table:

	September 30, 2006	December 31, 2005
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$1,947	$1,515
Adjustable rate	1,000	1,211

Subtotal	2,947	2,726

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	415	497
Adjustable rate	131	160
Collateralized mortgage obligations:
Fixed rate	21,530	19,942
Adjustable rate	4,801	6,366

Subtotal	26,877	26,965

Total	$29,824	$29,691

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) the Bank’s members or (ii) the members of other FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 1.89% to 8.57% at September 30, 2006, and 1.54% to 8.57% at December 31, 2005, as summarized below.

	September 30, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	4.88%	$2	3.81%
Within 1 year	86,262	5.15	76,246	4.03
After 1 year through 2 years	32,572	5.08	40,275	4.16
After 2 years through 3 years	28,042	5.22	32,050	4.31
After 3 years through 4 years	10,249	5.15	5,668	4.33
After 4 years through 5 years	13,156	5.32	5,668	4.50
After 5 years	4,441	5.06	3,298	4.55

Subtotal	174,723	5.16%	163,207	4.16%

SFAS 133[1] valuation adjustments	(179)		(339)
Net unamortized (discounts)/premiums	(6)		5

Total	$174,538		$162,873

1	SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

The following table summarizes advances at September 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$1	$2
Within 1 year	87,157	77,019
After 1 year through 2 years	32,589	40,363
After 2 years through 3 years	27,439	31,860
After 3 years through 4 years	10,214	5,126
After 4 years through 5 years	12,970	5,629
After 5 years	4,353	3,208

Total par amount	$174,723	$163,207

The following table summarizes advances to members at September 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$1	$2
Within 1 year	87,771	78,130
After 1 year through 2 years	32,170	40,476
After 2 years through 3 years	28,137	31,446
After 3 years through 4 years	10,151	5,660
After 4 years through 5 years	13,039	5,688
After 5 years	3,454	1,805

Total par amount	$174,723	$163,207

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

institutions with average total assets over the preceding three-year period of $587 or less. For additional information on security terms, see Note 7 to the Financial Statements in the Bank’s 2005 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in savings institutions. As of September 30, 2006, the Bank had a concentration of advances totaling $119,447 outstanding to three members, representing 69% of total outstanding advances (33% to Citibank (West), FSB; 22% to Washington Mutual Bank; and 14% to World Savings Bank, FSB). As of December 31, 2005, the Bank had a concentration of advances totaling $115,250 outstanding to three members, representing 71% of total outstanding advances (35% to Washington Mutual Bank; 19% to Citibank (West), FSB; and 17% to World Savings Bank, FSB).

During the third quarter of 2006 and 2005, the interest income from advances to these members amounted to $1,540 and $958, respectively, or 69% and 71%, respectively, of total interest income from advances. During the first nine months of 2006 and 2005, the interest income from advances to these members amounted to $4,202 and $2,405, respectively, or 69% and 70%, respectively, of total interest income from advances.

The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock outstanding as of September 30, 2006, and December 31, 2005.

On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB. On October 2, 2006, Citibank, N.A., became a member of the Bank.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2006, and December 31, 2005, are detailed below:

	September 30, 2006	December 31, 2005
Par amount of advances:
Fixed rate	$49,709	$46,124
Adjustable rate	125,014	117,083

Total par amount	$174,723	$163,207

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

On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members, but that it intends to purchase mortgage loans under existing purchase commitments and to retain its existing portfolio of mortgage loans. Most of the growth in the MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. In particular, mortgage loan purchase activity was low during 2005 and the first nine months of 2006 because (i) originations of conforming fixed rate mortgage loans were lower in these periods than in prior years, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information as of September 30, 2006, and December 31, 2005, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on single-family properties. Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

	September 30, 2006	December 31, 2005
Fixed rate medium-term mortgage loans	$1,675	$1,878
Fixed rate long-term mortgage loans	3,118	3,355
Unamortized premiums	9	18
Unamortized discounts	(27)	(37)

Total mortgage loans held for portfolio	$4,775	$5,214

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the third quarter of 2006 and 2005, the Bank reduced net interest income for credit enhancement fees totaling $2 and $1, respectively. In the first nine months of 2006 and 2005, the Bank reduced net interest income for credit enhancement fees totaling $4 and $4, respectively.

Concentration Risk. At September 30, 2006, 75% and 15% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the ten participating members. At December 31, 2005, 75% and 16% of the mortgage loan balances held by the Bank were purchased from Washington Mutual Bank and IndyMac Bank, FSB, respectively, out of the nine participating members. Of these two members, only Washington Mutual Bank owned more than 10% of the capital stock outstanding as of September 30, 2006, and December 31, 2005. No other participants in the MPF Program represented more than 10% of the Bank’s mortgage loan portfolio at September 30, 2006, and December 31, 2005.

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2006, the Bank had 30 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $2 were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $3 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Nine months ended
x	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance, beginning of the period	$0.6	$0.4	$0.7	$0.3
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	0.1	0.1	—	0.2

Balance, end of the period	$0.7	$0.5	$0.7	$0.5

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 10 to the Financial Statements in the Bank’s 2005 Form 10-K.

At September 30, 2006, the Bank’s other assets included $0.2 of real estate owned resulting from foreclosure of three mortgage loans held by the Bank. At December 31, 2005, the Bank’s other assets included $0.3 of real estate owned resulting from foreclosure of three mortgage loans held by the Bank.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 6 – Consolidated Obligations

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2006, and December 31, 2005.

	September 30, 2006		December 31, 2005
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$78,406	4.16%	$68,720	3.33%
After 1 year through 2 years	52,187	4.32	49,233	3.84
After 2 years through 3 years	29,077	4.57	36,078	3.94
After 3 years through 4 years	15,359	4.51	11,046	3.89
After 4 years through 5 years	11,462	5.00	10,653	4.43
After 5 years	12,431	5.01	8,774	4.74
Index amortizing notes	9	4.61	11	4.61

Subtotal	198,931	4.39%	184,515	3.75%

Unamortized premiums	49		78
Unamortized discounts	(225)		(179)
SFAS 133 valuation adjustments	(1,044)		(1,789)

Total	$197,711		$182,625

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $53,295 at September 30, 2006, and $60,271 at December 31, 2005. Contemporaneous with the issuance of callable bonds for which the Bank is the primary obligor, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $38,584 at September 30, 2006, and $47,737 at December 31, 2005. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Non-callable	$145,636	$124,244
Callable	53,295	60,271

Total par amount	$198,931	$184,515

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2006, and December 31, 2005, by the earlier of the contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2006	December 31, 2005
Within 1 year	$117,016	$119,893
After 1 year through 2 years	45,961	35,415
After 2 years through 3 years	16,642	20,040
After 3 years through 4 years	8,385	3,238
After 4 years through 5 years	7,099	4,437
After 5 years	3,819	1,481
Index amortizing notes	9	11

Total par amount	$198,931	$184,515

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2006		December 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$19,734	5.14%	$27,747	4.04%
Unamortized discounts	(81)		(129)

Total	$19,653		$27,618

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2006, and December 31, 2005, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 12 to the Financial Statements in the Bank’s 2005 Form 10-K.

	September 30, 2006	December 31, 2005
Par amount of consolidated obligations:
Bonds:
Fixed rate	$174,773	$150,049
Adjustable rate	14,242	21,973
Step-up	7,380	8,159
Fixed rate that converts to adjustable rate	1,245	1,297
Adjustable rate that converts to fixed rate	75	1,745
Comparative index	1,042	1,091
Zero-coupon	140	165
Inverse floating	25	25
Index amortizing notes	9	11

Total bonds, par	198,931	184,515
Discount notes, par	19,734	27,747

Total consolidated obligations, par	$218,665	$212,262

Section 11(i) of the FHLB Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4,000 under certain conditions. The terms, conditions, and interest rates are determined by the U.S. Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the first nine months of 2006.

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of September 30, 2006, and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2005, the Bank was in compliance with these capital rules and requirements. The FHLB Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, in accordance with the Finance Board’s interpretation, mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2006, and December 31, 2005.

Regulatory Capital Requirements

	September 30, 2006		December 31, 2005
r	Required	Actual	Required	Actual
Risk-based capital	$1,045	$10,533	$862	$9,698
Total capital-to-assets ratio	4.00%	4.55%	4.00%	4.34%
Total regulatory capital	$9,269	$10,533	$8,944	$9,698
Leverage ratio	5.00%	6.82%	5.00%	6.51%
Leverage capital	$11,586	$15,800	$11,180	$14,547

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock held by 11 former members totaling $94 at September 30, 2006, of which $31 was scheduled for redemption in 2009, $4 was scheduled for redemption in 2010, and $59 was scheduled for redemption in 2011. All 11 of these former members had notified the Bank to redeem their capital stock because of mergers with or acquisitions by nonmember institutions. During 2006, the Bank repurchased the mandatorily redeemable capital stock held by a former member that had no continuing capital stock requirement.

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

These mandatorily redeemable capital stock amounts included accrued interest expense (accrued stock dividends) of $1 at September 30, 2006, and $2 at December 31, 2005, and have been classified as a liability in the Statements of Condition.

The following table presents the Bank’s activity for mandatorily redeemable capital stock for the three and nine months ended September 30, 2006 and 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock Activity

	Three months ended		Nine months ended
x	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance at beginning of the period	$75	$52	$47	$55
Mandatorily redeemable capital stock reclassified from capital during the period	29	—	136	5
Repurchase of mandatorily redeemable capital stock	(11)	(4)	(92)	(14)
Dividends paid on mandatorily redeemable capital stock	1	—	3	2

Balance at end of the period	$94	$48	$94	$48

The Bank’s mandatorily redeemable capital stock is more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $28 at September 30, 2006, and $44 at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. The retained earnings restricted in accordance with this provision totaled $110 at September 30, 2006, and $87 at December 31, 2005, and is targeted to reach $130 by the end of the third quarter of 2007.

On June 14, 2006, the Bank announced that the Board of Directors had amended the Retained Earnings and Dividend Policy to increase the target for the build-up of retained earnings other than SFAS 133 fair value gains to $296 and to make available for dividends, beginning with the third quarter of 2006, approximately 80% of net income (excluding the effects of SFAS 133) until that target was reached. On June 30, 2006, the Bank’s Board of Directors voted to delay implementation of the amendment to provide additional time to review alternatives to the Bank’s capital structure.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The Bank repurchased surplus capital stock totaling $423 in the third quarter of 2006 and $218 in the third quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $608 in the third quarter of 2006 and $4 in the third quarter of 2005.

The Bank repurchased surplus capital stock totaling $1,036 in the first nine months of 2006 and $420 in the first nine months of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,195 in the first nine months of 2006 and $58 in the first nine months of 2005.

Excess capital stock totaled $1,225 as of September 30, 2006, which included surplus capital stock of $287. On October 31, 2006, the Bank repurchased $236 of surplus capital stock. The Bank also repurchased $424 of excess capital stock that was not surplus capital stock, including $418 in excess capital stock that was the subject of repurchase requests submitted during the third quarter of 2006 by two members, and $6 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $629 after the October 31, 2006, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Concentration. As of September 30, 2006, the Bank had a concentration of capital stock totaling 64 million shares outstanding to three members, representing 63% of total capital stock and mandatorily redeemable capital stock outstanding (27% to Citibank (West), FSB; 22% to Washington Mutual Bank; and 14% to World Savings Bank, FSB). On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding capital stock of Citibank (West), FSB. On October 2, 2006, Citibank, N.A., became a member of the Bank.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members, but that it intends to purchase mortgage loans under existing purchase commitments and to retain its existing portfolio of mortgage loans.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2006 and 2005.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges[1]	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
Three months ended:
September 30, 2006	$173	$36	$209	$8	$217	$(3)	$23	$191
September 30, 2005	127	41	168	10	178	(35)	19	124
Nine months ended:
September 30, 2006	$473	$113	$586	$25	$611	$(19)	$65	$527
September 30, 2005	339	122	461	35	496	(85)	58	353

1	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”

The following table presents total assets by operating segment at September 30, 2006, and December 31, 2005.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2006	$199,833	$31,886	$231,719
December 31, 2005	191,161	32,441	223,602

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Net loss on derivatives and hedging activities recorded in other income for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three months ended		Nine months ended
x	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss related to fair value hedge ineffectiveness	$(8)	$(18)	$(13)	$(42)
Net loss related to cash flow ineffectiveness	—	—	(1)	(1)
Net gain on economic hedges	11	—	17	3
Net interest expense on derivative instruments used in economic hedges	(8)	(10)	(25)	(35)

Net loss on derivatives and hedging activities	$(5)	$(28)	$(22)	$(75)

For the three and nine months ended September 30, 2006 and 2005, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2006, approximately $0.6 in unrecognized net losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next 12 months. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2006, and December 31, 2005.

	September 30, 2006		December 31, 2005
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$184,052	$(962)	$164,803	$(1,554)
Cash flow	—	—	270	—
Economic	72,205	(29)	61,845	(37)
Interest rate swaptions: Economic	3,575	8	3,587	16
Interest rate caps, floors, corridors, and/or collars:
Fair value	11,916	73	13,862	131
Economic	70	—	70	—

Total	$271,818	$(910)	$244,437	$(1,444)

Total derivatives excluding accrued interest		$(910)		$(1,444)
Accrued interest, net		(280)		(93)

Net derivative balances		$(1,190)		$(1,537)

Derivative assets		$26		$24
Derivative liabilities		(1,216)		(1,561)

Net derivative balances		$(1,190)		$(1,537)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
	September 30, 2006	December 31, 2005
Host contract:
Advances	$—	$(6)
Non-callable bonds	25	36
Callable bonds	1	1

Total	$26	$31

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements are subject to master netting arrangements with each counterparty to mitigate the credit risk exposure. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its agreements, and no allowance for losses is deemed necessary by management.

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $271,818 at September 30, 2006, and $244,437 at December 31, 2005. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2006, the Bank’s maximum credit risk, as defined above, was estimated at $26, including $6 of net accrued interest receivable. At December 31, 2005, the Bank’s maximum credit risk was estimated at $24, including $1 of net accrued interest receivable. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $25 and $23 as collateral from counterparties as of September 30, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 11 for more information on assets pledged by the Bank to these counterparties as collateral for derivatives transactions.

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,340 at September 30, 2006, and $1,430 at December 31, 2005. The Bank did not have any interest rate exchange agreements outstanding at September 30, 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at December 31, 2005.

Note 10 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2006, and December 31, 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The assumptions used in estimating the fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2005 Form 10-K.

The following tables show the estimated fair values of the Bank’s financial instruments at September 30, 2006, and December 31, 2005.

Fair Value of Financial Instruments – September 30, 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$6	$—	$6
Interest-bearing deposits in banks	12,568	—	12,568
Securities purchased under agreements to resell	200	—	200
Federal funds sold	8,600	—	8,600
Trading securities	97	—	97
Held-to-maturity securities	29,824	(250)	29,574
Advances	174,538	117	174,655
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,775	(131)	4,644
Accrued interest receivable	983	—	983
Derivative assets	26	—	26
Other assets	102	(60)	42

Total	$231,719	$(324)	$231,395

Liabilities
Deposits	$488	$—	$488
Consolidated obligations:
Bonds	197,711	286	197,425
Discount notes	19,653	1	19,652
Mandatorily redeemable capital stock	94	—	94
Accrued interest payable	1,891	—	1,891
Derivative liabilities	1,216	—	1,216
Other liabilities	229	—	229

Total	$221,282	$287	$220,995

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$12	$—	$12
Interest-bearing deposits in banks	6,899	—	6,899
Securities purchased under agreements to resell	750	—	750
Federal funds sold	16,997	—	16,997
Trading securities	128	—	128
Held-to-maturity securities	29,691	(346)	29,345
Advances	162,873	76	162,949
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,214	(133)	5,081
Accrued interest receivable	909	—	909
Derivative assets	24	—	24
Other assets	105	(61)	44

Total	$223,602	$(464)	$223,138

Liabilities
Deposits	$444	$—	$444
Consolidated obligations:
Bonds	182,625	349	182,276
Discount notes	27,618	3	27,615
Mandatorily redeemable capital stock	47	—	47
Accrued interest payable	1,448	—	1,448
Derivative liabilities	1,561	—	1,561
Other liabilities	211	—	211

Total	$213,954	$352	$213,602

Note 11 – Commitments and Contingencies

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958,023 at September 30, 2006, and $937,460 at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $218,665 at September 30, 2006, and $212,262 at December 31, 2005. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $8,355 at September 30, 2006, and $2,843 at December 31, 2005. Commitments are generally for periods up to 12 months. Standby letters of credit are issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were $1,037 at September 30, 2006, and $810 at December 31, 2005, and had original terms of 30 days to 10 years with the latest final expiration in 2016. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at September 30, 2006, and $2 at December 31, 2005. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments are fully collateralized at the time of funding (see Note 4). Letters of credit are fully collateralized at the time of issuance. The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of September 30, 2006, and December 31, 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members, in which the Bank serves as an intermediary. The Bank enters into master agreements with netting provisions with all counterparties and bilateral security agreements with all derivatives dealer counterparties. All member counterparty master agreements are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties must fully collateralize the Bank’s net credit exposure. As of September 30, 2006, the Bank had pledged as collateral securities with a carrying value of $982, of which $137 cannot be sold or repledged and $845 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2005, the Bank had pledged as collateral securities with a carrying value of $1,277, of which $100 cannot be sold or repledged and $1,177 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of any legal proceedings will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $2,495 at September 30, 2006, and $1,401 at December 31, 2005.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $3,275 at September 30, 2006, and $616 at December 31, 2005.

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

The Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and MBS with members or their affiliates and executes derivatives transactions with members or their affiliates. All investments are transacted at market prices, and MBS are purchased through securities brokers or dealers. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are also executed at market rates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions.

	September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$5	$11
Interest-bearing deposits in banks	1,988	989
Federal funds sold	686	3,130
Held-to-maturity securities[1]	7,788	7,347
Advances	174,538	162,873
Mortgage loans held for portfolio	4,775	5,214
Accrued interest receivable	874	756
Derivative assets	20	24
Other assets	26	22

Total	$190,700	$180,366

Liabilities:
Deposits	$488	$444
Accrued interest payable	1	—
Derivative liabilities	175	164

Total	$664	$608

Notional amount of derivatives	$38,027	$29,354
Letters of credit	1,037	810

1	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	Three months ended		Nine months ended
x	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income:
Interest-bearing deposits in banks	$30	$6	$60	$12
Federal funds sold	19	24	80	57
Held-to-maturity securities	94	72	260	192
Advances[1]	2,351	1,369	6,319	3,448
Prepayment fees on advances, net	—	1	1	1
Mortgage loans held for portfolio	60	71	185	215

Total	$2,554	$1,543	$6,905	$3,925

Interest Expense:
Deposits	$5	$5	$14	$12
Consolidated obligations[1]	49	(9)	99	(38)

Total	$54	$(4)	$113	$(26)

Other (Loss)/Income:
Fees earned on letters of credit	$1	$1	$1	$1
Net gain/(loss) on derivatives and hedging activities	109	(84)	29	(97)

Total	$110	$(83)	$30	$(96)

1	Includes the effect of associated derivatives with members and their affiliates.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$5	$11
Interest-bearing deposits in banks	—	440
Federal funds sold	200	—
Held-to-maturity securities[1]	3,410	2,960
Advances	122,979	120,361
Mortgage loans held for portfolio	3,799	4,124
Accrued interest receivable	630	576

Total	$131,023	$128,472

Liabilities:
Deposits	$28	$63
Derivative liabilities	79	64

Total	$107	$127

Notional amount of derivatives	$8,283	$11,831

Letters of credit	183	197

1	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended		Nine months ended
x	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income:
Interest-bearing deposits in banks	$1	$1	$9	$3
Federal funds sold	4	1	13	6
Held-to-maturity securities	36	29	98	82
Advances[1]	1,587	997	4,359	2,527
Mortgage loans held for portfolio	45	54	146	167

Total	$1,673	$1,082	$4,625	$2,785

Interest Expense:
Deposits	$1	$—	$1	$—
Consolidated obligations[1]	19	(4)	41	(19)

Total	$20	$(4)	$42	$(19)

Other (Loss)/Income
Net gain/(loss) on derivatives and hedging activities	$41	$(39)	$3	$(45)

1	Includes the effect of associated derivatives with the members described in this section or their affiliates.

At September 30, 2006, Citibank, N.A., was an affiliate of the Bank’s largest shareholder, Citibank (West), FSB. In October 2006, Citibank (West), FSB, was reorganized into Citibank, N.A., and Citibank, N.A., became a member of the Bank, assumed the outstanding capital stock of Citibank (West), FSB, and became the Bank’s largest shareholder. Citibank, N.A., is the Bank’s primary securities custodian and a derivatives dealer counterparty. In addition, the Bank has financial relationships with two affiliates of Citibank, N.A. They are (i) Citigroup Global Markets, Inc., which is a bond underwriter and dealer for the issuance of the FHLBank System’s consolidated obligations, and (ii) Citigroup Institutional Trust Company, which is the Bank’s securities custodian for securities pledged to the Bank by Citibank, N.A., and its approved subsidiaries. Citibank, N.A., and its affiliates served in these roles prior to and after Citibank, N.A., became a member of the Bank. These financial relationships with Citibank, N.A., and its affiliates are conducted in the ordinary course of business, and management believes these financial relationships are conducted on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other Federal Home Loan Banks (FHLBanks) to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Quarterly Overview

The Federal Home Loan Bank of San Francisco maintains a balance between its obligation to achieve its public policy mission to promote housing, homeownership, and community development through its activities with members, and its objective to provide adequate returns on the private capital provided by its members. The Bank achieves this balance by delivering low-cost credit to help its members meet the credit needs of their communities while paying members a market-rate dividend.

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

The Bank’s annualized dividend rate for the third quarter of 2006 was 5.54%, compared to 4.58% for the third quarter of 2005. The Bank’s annualized dividend rate for the first nine months of 2006 was 5.27%, compared to 4.35% for the first nine months of 2005. The increases in the annualized dividend rate reflect a higher yield on invested capital, partially offset by higher Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) assessments and a lower net interest spread on the Bank’s mortgage loan and mortgage-backed securities (MBS) portfolio during the third quarter of 2006 and the first nine months of 2006 compared to the same periods in 2005.

Net income was $140 million in the third quarter of 2006 compared to $91 million in the third quarter of 2005 and was $387 million in the first nine months of 2006 compared to $259 million in the first nine months of 2005. The increases reflect higher net interest income, which increased $39 million, or 22%, to $217 million in the third quarter of 2006 from $178 million in the third quarter of 2005 and increased $115 million, or 23%, to $611 million in the first nine months of 2006 from $496 million in the first nine months of 2005. The increases in net interest income were driven primarily by the effect of higher interest rates on higher average capital balances, combined with higher average interest-earning assets outstanding.

Excluding the impact from net interest expense on derivative instruments used in economic hedges, the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments, resulted in a net fair value gain of $3 million in the third quarter of 2006 compared to a net fair value loss of $19 million in the third quarter of 2005. Most of the net fair value gain in the third quarter of 2006 and the net fair value loss in the third quarter of 2005 reflected unrealized fair value adjustments.

Excluding the impact from net interest expense on derivative instruments used in economic hedges, the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments, resulted in a net fair value gain of $2 million in the first nine months of 2006 compared to a net fair value loss of $39 million in the first nine months of 2005. Most of the $2 million net fair value gain in the first nine months of 2006 reflected net fair value gains on the termination of hedges related to consolidated obligations. Most of the $39 million net fair value loss in the first nine months of 2005 reflected unrealized fair value adjustments.

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

Total assets grew $8.1 billion, or 4%, to $231.7 billion at September 30, 2006, from $223.6 billion at December 31, 2005, primarily because advances increased to $174.5 billion from $162.9 billion and interest-bearing deposits in banks increased to $12.6 billion from $6.9 billion. In contrast, Federal funds sold decreased to $8.6 billion from $17.0 billion.

On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members, but that it intends to purchase mortgage loans under existing purchase commitments and to retain its existing portfolio of mortgage loans. Most of the growth in the MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. In particular, mortgage loan purchase activity was low during 2005 and the first nine months of 2006 because (i) originations of conforming fixed rate mortgage loans were lower in these periods than in prior years, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Selected Balance Sheet Items at Period End
Total Assets	$231,719	$233,750	$227,213	$223,602	$211,760
Advances	174,538	167,356	164,004	162,873	152,956
Mortgage Loans	4,775	4,928	5,079	5,214	5,408
Held-to-Maturity Securities	29,824	30,825	29,963	29,691	28,823
Interest-Bearing Deposits in Banks	12,568	16,519	9,195	6,899	4,946
Federal Funds Sold	8,600	12,306	16,244	16,997	17,188
Consolidated Obligations:[1]
Bonds	197,711	187,769	198,305	182,625	173,790
Discount Notes	19,653	29,325	14,541	27,618	24,873
Capital Stock – Class B – Putable	10,301	10,049	10,007	9,520	9,025
Total Capital	10,437	10,181	10,135	9,648	9,149

Quarterly Operating Results
Net Interest Income	$217	$201	$193	$187	$178
Other (Loss)/Income	(3)	(6)	(10)	(15)	(35)
Other Expense	23	21	21	23	19
Assessments	51	46	43	39	33

Net Income	$140	$128	$119	$110	$91

Other Data
Net Interest Margin	0.38%	0.36%	0.34%	0.35%	0.34%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.03	0.04	0.03
Return on Assets	0.24	0.23	0.21	0.20	0.17
Return on Equity	5.59	5.23	4.87	4.70	4.03
Annualized Dividend Rate	5.54	5.22	5.03	4.67	4.58
Spread of Dividend Rate to Dividend Benchmark[2]	1.21	1.12	1.17	1.07	1.26
Dividend Payout Ratio[3]	97.54	98.09	100.93	97.59	111.38
Capital to Assets Ratio[4]	4.55	4.39	4.48	4.34	4.34
Duration Gap (in months)	1	1	1	1	1

1	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), or Federal Housing Finance Board (Finance Board) regulation, all of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Quarter ended	Par amount
September 30, 2006	$958,023
June 30, 2006	958,570
March 31, 2006	935,828
December 31, 2005	937,460
September 30, 2005	920,369

2	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
3	This ratio is calculated as dividends declared per share divided by net income per share.
4	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock that is classified as a liability.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2006 and 2005, together with the related interest income and expense. They also present the average rate on total earning assets and the average cost of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the third quarter of 2006 compared to the third quarter of 2005 and for the first nine months of 2006 compared to the first nine months of 2005. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	September 30, 2006				September 30, 2005
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$13,513		$181	5.31%	$4,466		$39	3.46%
Securities purchased under agreements to resell	151		2	5.25	2,163		19	3.48
Federal funds sold	6,665		88	5.24	14,078		123	3.47
Trading securities:
MBS	100		2	7.93	248		3	4.80
Held-to-maturity securities:
MBS	26,814		344	5.09	24,440		267	4.33
Other investments	3,139		43	5.43	2,676		25	3.71
Mortgage loans	4,860		60	4.90	5,535		71	5.09
Advances[1]	173,566		2,351	5.37	153,038		1,370	3.55
Deposits for mortgage loan program with other FHLBank	—		—	—	1		—	3.53
Loans to other FHLBanks	3		—	0.48	1		—	—

Total interest-earning assets	228,811		3,071	5.32	206,646		1,917	3.68
Other assets[2]	2,119		—	—	2,342		—	—

Total Assets	$230,930		$3,071	5.28%	$208,988		$1,917	3.64%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$196,851		$2,580	5.20%	$178,231		$1,574	3.50%
Discount notes[1]	20,469		267	5.18	18,594		159	3.39
Deposits	419		5	4.73	626		5	3.17
Borrowings from other FHLBanks	2		—	5.27	14		—	3.50
Mandatorily redeemable capital stock	82		1	5.54	48		1	4.58
Other borrowings	21		1	5.42	26		—	4.01

Total interest-bearing liabilities	217,844		2,854	5.20	197,539		1,739	3.49
Other liabilities[2]	3,107		—	—	2,493		—	—

Total Liabilities	220,951		2,854	5.12	200,032		1,739	3.45
Total Capital	9,979		—	—	8,956		—	—

Total Liabilities and Capital	$230,930		$2,854	4.90%	$208,988		$1,739	3.30%

Net Interest Income			$217				$178

Net Interest Spread[3]				0.12%				0.19%

Net Interest Margin[4]				0.38%				0.34%

Total Average Assets/Capital Ratio[5]	23.0	x			23.2	x

Interest-earning Assets/Interest-bearing Liabilities	1.1	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

(In millions)	Increase/ (Decrease)	Attributable to Changes in1
		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$142	$112	$30
Securities purchased under agreements to resell	(17)	(23)	6
Federal funds sold	(35)	(82)	47
Trading securities:
MBS	(1)	(2)	1
Held-to-maturity securities:
MBS	77	28	49
Other investments	18	5	13
Mortgage loans	(11)	(8)	(3)
Advances[2]	981	203	778

Total interest-earning assets	1,154	233	921

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	1,006	179	827
Discount notes[2]	108	17	91
Deposits	—	(2)	2
Mandatorily redeemable capital stock	—	—	—
Other borrowings	1	—	1

Total interest-bearing liabilities	1,115	194	921

Net interest income	$39	$39	$—

1	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
2	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Nine months ended
	September 30, 2006				September 30, 2005
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$10,558		$398	5.04%	$4,632		$103	2.97%
Securities purchased under agreements to resell	855		29	4.53	901		23	3.41
Federal funds sold	11,151		402	4.82	12,127		277	3.05
Trading securities:
MBS	110		5	6.08	293		12	5.48
Other investments	—		—	—	30		1	4.46
Held-to-maturity securities:
MBS	26,623		987	4.96	23,235		733	4.22
Other investments	3,012		114	5.06	2,368		57	3.22
Mortgage loans	5,005		185	4.94	5,742		215	5.01
Advances[1]	169,584		6,320	4.98	148,338		3,449	3.11
Deposits for mortgage loan program with other FHLBanks	—		—	—	—		—	3.01
Loans to other FHLBanks	7		—	—	5		—	2.67

Total interest-earning assets	226,905		8,440	4.97	197,671		4,870	3.29
Other assets[2]	1,820		—	—	2,061		—	—

Total Assets	$228,725		$8,440	4.93%	$199,732		$4,870	3.26%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds[1]	$195,437		$7,082	4.84%	$166,874		$3,893	3.12%
Discount notes[1]	20,213		729	4.82	21,531		467	2.90
Deposits	416		14	4.50	566		12	2.83
Borrowings from other FHLBanks	6		—	4.86	13		—	2.81
Mandatorily redeemable capital stock	67		3	5.27	51		2	4.35
Other borrowings	16		1	5.12	20		—	3.09

Total interest-bearing liabilities	216,155		7,829	4.84	189,055		4,374	3.09
Other liabilities[2]	2,673		—	—	2,130		—	—

Total Liabilities	218,828		7,829	4.78	191,185		4,374	3.06
Total Capital	9,897		—	—	8,547		—	—

Total Liabilities and Capital	$228,725		$7,829	4.58%	$199,732		$4,374	2.93%

Net Interest Income			$611				$496

Net Interest Spread[3]				0.13%				0.20%

Net Interest Margin[4]				0.36%				0.34%

Total Average Assets/Capital Ratio[5]	23.0	x			23.4	x

Interest-earning Assets/Interest-bearing Liabilities	1.0	x			1.0	x

1	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
2	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
3	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
4	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
5	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

	Increase/ (Decrease)	Attributable to Changes in1
(In millions)		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$295	$191	$104
Securities purchased under agreements to resell	6	(1)	7
Federal funds sold	125	(24)	149
Trading securities:
MBS	(7)	(8)	1
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	254	115	139
Other investments	57	18	39
Mortgage loans	(30)	(27)	(3)
Advances[2]	2,871	551	2,320

Total interest-earning assets	3,570	814	2,756

Interest-bearing liabilities:
Consolidated obligations:
Bonds[2]	3,189	753	2,436
Discount notes[2]	262	(30)	292
Deposits	2	(4)	6
Mandatorily redeemable capital stock	1	1	—
Other borrowings	1	—	1

Total interest-bearing liabilities	3,455	720	2,735

Net interest income	$115	$94	$21

1	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
2	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin increased 4 basis points during the third quarter of 2006 compared to the third quarter of 2005. The net interest margin increased 2 basis points during the first nine months of 2006 compared to the first nine months of 2005. The increases reflect a higher yield on invested capital, partially offset by lower profit spreads on the combined mortgage loan and MBS portfolios.

The net interest spread was 7 basis points lower during the third quarter of 2006 compared to the third quarter of 2005. The net interest spread was 7 basis points lower during the first nine months of 2006 compared to the first nine months of 2005. The decreases were primarily due to lower profit spreads on the combined mortgage loan and MBS portfolios, reflecting the impact on financing costs of higher interest rates and a flatter yield curve. The increased volume of lower-spread non-MBS investments and advances relative to the overall asset mix also contributed to the decreases in the net interest spread.

Net Interest Income

Third Quarter of 2006 Compared to the Third Quarter of 2005. Net interest income in the third quarter of 2006 was $217 million, a 22% increase from $178 million in the third quarter of 2005. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, MBS investments, and interest-bearing deposits in banks, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $108 million to the increase in interest income in the third quarter of 2006 compared to the third quarter of 2005. Of this increase, $96 million was the result of higher average yields on non-MBS investments and $12 million was the result of a 0.4% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $65 million in the third quarter of 2006 compared to the third quarter of 2005. Of this increase, $26 million was the result of a 9% increase in average MBS outstanding and $50 million was the result of higher average yields on MBS investments, partially offset by an $8 million decrease as a result of lower average mortgage loans outstanding and $3 million as a result of lower average yields on mortgage loans. The increase was net of the impact of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which increased interest income by $2 million in the third quarter of 2006 and by $6,000 in the third quarter of 2005.

Interest income from advances increased $981 million, which consisted of $203 million from a 13% increase in average advances outstanding, reflecting higher member demand during the third quarter of 2006 relative to the third quarter of 2005, and $778 million as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 10%, resulting in a $1,114 million increase in interest expense for the third quarter of 2006 relative to the third quarter of 2005. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $196 million to the increase in interest expense during the third quarter of 2006. Higher interest rates on consolidated obligations outstanding in the third quarter of 2006 compared to the third quarter of 2005 contributed $918 million to the increase in interest expense.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005. Net interest income in the first nine months of 2006 was $611 million, a 23% increase from $496 million in the first nine months of 2005. The increase was largely the result of higher average interest-earning assets outstanding, particularly advances, interest-bearing deposits in banks, and MBS investments, combined with higher average capital balances and higher earnings on capital.

Interest income on non-MBS investments contributed $482 million to the increase in interest income in the first nine months of 2006 compared to the first nine months of 2005. Of this increase, $299 million was the result of higher average yields on non-MBS investments and $183 million was the result of a 28% rise in average non-MBS investment balances, primarily in interest-bearing deposits in banks.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $217 million in the first nine months of 2006 compared to the first nine months of 2005. Of this increase, $107 million was the result of a 14% increase in average MBS outstanding and $140 million was the result of higher average yields on MBS investments, partially offset by a $27 million decrease as a result of lower average mortgage loans outstanding and $3 million as a result of lower average yields on mortgage loans. The increase was net of the impact of retrospective adjustments for amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased interest income by $37,000 in the first nine months of 2006 and decreased interest income by $6 million in the first nine months of 2005.

Interest income from advances increased $2,871 million, which consisted of $551 million from a 14% increase in average advances outstanding, reflecting higher member demand during the first nine months of 2006 relative to the first nine months of 2005, and $2,320 million as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 14%, resulting in a $3,451 million increase in interest expense for the first nine months of 2006 relative to the first nine months of 2005. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $723 million to the increase in interest expense during the first nine months of 2006. Higher interest rates on consolidated obligations outstanding in the first nine months of 2006 compared to the first nine months of 2005 contributed $2,728 million to the increase in interest expense.

The Bank experienced significant growth in average interest-earning asset portfolios and net interest income during the third quarter of 2006 compared to the third quarter of 2005 and during the first nine months of 2006 compared to the first nine months of 2005. This growth was driven primarily by member demand for advances and growth in average MBS and liquidity investment balances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income

Third Quarter of 2006 Compared to the Third Quarter of 2005. Other (loss)/income was a net loss of $3 million in the third quarter of 2006 compared to a net loss of $35 million in the third quarter of 2005. The loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and net interest expense on derivative instruments used in economic hedges.

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the third quarter of 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

(In millions)	Three months ended
	September 30, 2006					September 30, 2005
	Gain/(Loss)			Net Interest Expense on Economic Hedges		Gain/(Loss)			Net Interest Expense on Economic Hedges
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total

Advances	$5	$—	$(14)	$4	$(5)	$—	$—	$(4)	$(2)	$(6)
Consolidated obligations	(13)	—	25	(12)	—	(18)	—	(4)	(7)	(29)
MBS	—	—	—	—	—	—	—	8	(1)	7

Total	$(8)	$—	$11	$(8)	$(5)	$(18)	$—	$—	$(10)	$(28)

During the third quarter of 2006, net losses on derivatives and hedging activities totaled $5 million compared to net losses of $28 million in the third quarter of 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $8 million in the third quarter of 2006 and $10 million in the third quarter of 2005. The majority of this net interest expense is attributable to interest rate swaps associated with consolidated obligations.

Excluding the $8 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the third quarter of 2006 were net gains of $3 million. The $3 million net gains consisted of primarily unrealized net gains of $12 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net losses of $9 million attributable to the hedges related to advances.

Excluding the $10 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $18 million in the third quarter of 2005. The $18 million net losses consisted of net losses of $22 million attributable to the hedges related to consolidated obligations and net losses of $4 million attributable to the economic hedges related to advances, partially offset by net gains of $8 million on the economic hedges related to MBS classified as trading.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005. Other (loss)/income was a net loss of $19 million in the first nine months of 2006 compared to a net loss of $85 million in the first nine months of 2005. The decreased loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first nine months of 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

(In millions)	Nine months ended
	September 30, 2006					September 30, 2005
	Gain/(Loss)			Net Interest Expense on Economic Hedges		Gain/(Loss)			Net Interest Expense on Economic Hedges
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total

Advances	$3	$—	$(7)	$4	$—	$2	$—	$1	$(6)	$(3)
Consolidated obligations	(16)	(1)	23	(29)	(23)	(44)	(1)	(11)	(24)	(80)
MBS	—	—	1	—	1	—	—	13	(5)	8

Total	$(13)	$(1)	$17	$(25)	$(22)	$(42)	$(1)	$3	$(35)	$(75)

During the first nine months of 2006, net losses on derivatives and hedging activities totaled $22 million compared to net losses of $75 million in the first nine months of 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $25 million in the first nine months of 2006 and $35 million in the first nine months of 2005. The majority of this net interest expense is attributable to interest rate swaps associated with consolidated obligations.

Excluding the $25 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net gains of $3 million for the first nine months of 2006. The $3 million unrealized net gains consisted of unrealized net gains of $4 million attributable to the hedges related to consolidated obligations, net fair value gains of $2 million on the termination of hedges related to consolidated obligations, and unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading, partially offset by unrealized net losses of $4 million attributable to the hedges related to advances.

Excluding the $35 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $40 million in the first nine months of 2005. The $40 million net losses consisted of net losses of $56 million attributable to the hedges related to consolidated obligations, partially offset by net gains of $13 million attributable to the economic hedges related to MBS classified as trading and net gains of $3 million attributable to the hedges related to advances.

Return on Equity

Return on equity (ROE) was 5.59% (annualized) for the third quarter of 2006, an increase of 156 basis points from the third quarter of 2005. This increase reflected the 54% rise in net income, to $140 million in the third quarter of 2006 from $91 million in the third quarter of 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 11% to $10.0 billion in the third quarter of 2006 from $9.0 billion in the third quarter of 2005.

ROE was 5.23% (annualized) for the first nine months of 2006, an increase of 118 basis points from the first nine months of 2005. This increase reflected the 49% rise in net income, to $387 million in the first nine months of 2006 from $259 million in the first nine months of 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 16% to $9.9 billion in the first nine months of 2006 from $8.5 billion in the first nine months of 2005.

Dividends

The Bank’s annualized dividend rate increased to 5.54% for the third quarter of 2006 from 4.58% for the third quarter of 2005. The Bank’s annualized dividend rate increased to 5.27% for the first nine months of 2006 from 4.35% for the first nine months of 2005. These increases were primarily due to a higher yield on invested capital, partially offset by higher REFCORP and AHP assessments and a lower net interest spread on the Bank’s mortgage loan and MBS portfolio during the third quarter of 2006 and the first nine months of 2006 compared to the same periods in 2005.

The spread between the dividend rate and the dividend benchmark decreased to 1.21% for the third quarter of 2006 from 1.26% for the third quarter of 2005, and to 1.17% for the first nine months of 2006 from 1.26% for the first nine months of 2005. These decreases were due, in part, to the decline in the net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in the third quarter of 2006 and the first nine months of 2006 compared to the year-earlier periods caused an increase in both the dividend benchmark and the yield on invested capital. However, the increase in REFCORP and AHP assessments caused the yield on invested capital after assessments to increase by a smaller amount than the benchmark yield, resulting in a lower spread between the dividend rate and the dividend benchmark.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligation debt markets. At September 30, 2006, advances maturing within five years totaled $170.3 billion, significantly in excess of the $0.5 billion of member deposits on that date. At December 31, 2005, advances maturing within five years totaled $159.9 billion, also significantly in excess of the $0.4 billion of member deposits on that date. In addition, as of September 30, 2006, and December 31, 2005, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligation debt markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $28 million at September 30, 2006, and $44 million at December 31, 2005.

In addition, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. To provide for the build-up of retained earnings, the Bank retained from current earnings $8 million in the third quarter of 2006 and $8 million in the third quarter of 2005, which reduced the annualized dividend rate by 32 basis points in the third quarter of 2006 and by 36 basis points in the third quarter of 2005. The Bank retained from current earnings $23 million in the first nine months of 2006 and $23 million in the first nine months of 2005, which reduced the annualized dividend rate by 31 basis points in the first nine months of 2006 and by 37 basis points in the first nine months of 2005. The retained earnings restricted in accordance with this provision totaled $110 million at September 30, 2006, and $87 million at December 31, 2005, and is targeted to reach $130 million by the end of the third quarter of 2007.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2005 to 2004 – Dividends” in the Bank’s 2005 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Delay in Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy.”

Financial Condition

Total assets were $231.7 billion at September 30, 2006, a 4% increase from $223.6 billion at December 31, 2005. Average total assets were $230.9 billion for the third quarter of 2006, a 10% increase compared to $209.0 billion for the third quarter of 2005. Average total assets were $228.7 billion for the first nine months of 2006, a 15% increase compared to $199.7 billion for the first nine months of 2005. These increases were largely driven by growth in advances and interest-bearing deposits in banks.

Total liabilities were $221.3 billion at September 30, 2006, a 3% increase from $214.0 billion at December 31, 2005. Average total liabilities were $221.0 billion for the third quarter of 2006, a 10% increase compared to $200.0 billion for the third quarter of 2005. Average total liabilities were $218.8 billion for the first nine months of 2006, a 14% increase compared to $191.2 billion for the first nine months of 2005. The increase in liabilities reflects increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $217.4 billion at September 30, 2006, and $210.2 billion at December 31, 2005. Average consolidated obligations were $217.3 billion in the third quarter of 2006 and $196.8 billion in the third quarter of 2005. Average consolidated obligations were $215.7 billion in the first nine months of 2006 and $188.4 billion in the first nine months of 2005.

As provided by the FHLB Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958.0 billion at September 30, 2006, and $937.5 billion at December 31, 2005.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of September 30, 2006, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of September 30, 2006, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. On September 21, 2006, Standard & Poor’s upgraded the FHLBank of New York’s long-term credit rating from AA+ to AAA and removed the FHLBank of Des Moines from CreditWatch. As of September 30, 2006, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2006, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s adjusted net interest income by operating segment to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $199.8 billion (86% of total assets) at September 30, 2006, from $191.2 billion (85% of total assets) at December 31, 2005, an increase of $8.6 billion, or 4%. The increase was primarily due to an increase in interest-bearing deposits in banks and higher demand for advances by the Bank’s members, partially offset by a decrease in Federal funds sold.

Adjusted net interest income for this segment was $173 million in the third quarter of 2006, an increase of $46 million, or 36%, compared to $127 million in the third quarter of 2005. In the first nine months of 2006, adjusted net interest income for this segment was $473 million, an increase of $134 million, or 40%, compared to $339 million in the first nine months of 2005. The increases were primarily due to an increase in average advance and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment represented 83% and 76% of total adjusted net interest income for the third quarter of 2006 and 2005, respectively, and 81% and 74% of total adjusted net interest income for the first nine months of 2006 and 2005, respectively.

Advances – Advances outstanding increased $11.6 billion, or 7%, to $174.5 billion at September 30, 2006, from $162.9 billion at December 31, 2005. Advances outstanding included unrealized fair value losses of $179 million at September 30, 2006, and unrealized fair value losses of $339 million at December 31, 2005. The decrease in the unrealized fair value losses of hedged advances from December 31, 2005, to September 30, 2006, was primarily attributable to the reversal of prior period unrealized losses from maturing advances and net unrealized gains resulting from the impact of declining interest rates on hedged advances during the third quarter of 2006, partially offset by net unrealized losses resulting from the impact of higher short- and intermediate-term interest rates on the fair value of hedged advances during the first six months of 2006.

The components of the advances portfolio at September 30, 2006, and December 31, 2005, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2006	December 31, 2005
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)	$100,887	$83,775
Adjustable – other indices	2,672	2,479
Fixed	43,770	40,824
Daily variable rate	6,788	5,460

Subtotal	154,117	132,538

Customized advances:
Adjustable – amortizing	—	7
Adjustable – Constant Maturity Swap	1,000	1,750
Adjustable – LIBOR, with caps or floors	42	37
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)[1]	11,875	13,825
Adjustable – 3-month T-bill average	—	8,000
Adjustable – 12-month Moving Treasury Average	1,750	1,750
Fixed – amortizing	820	841
Fixed with PPS[1]	1,707	960
Fixed – callable at member’s option	1,175	971
Fixed – putable at Bank’s option	2,094	2,528
Fixed – putable at Bank’s option with PPS[1]	143	—

Subtotal	20,606	30,669

Total par value	174,723	163,207
SFAS 133 valuation adjustments	(179)	(339)
Net unamortized premiums	(6)	5

Total	$174,538	$162,873

1	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

During the first nine months of 2006, fixed rate advances increased by $3.6 billion, adjustable rate advances increased by $6.6 billion, and variable rate overnight advances increased by $1.3 billion.

Advances outstanding to the Bank’s three largest members totaled $119.4 billion at September 30, 2006, a net increase of $4.2 billion from $115.2 billion at December 31, 2005. Of this increase, $27.0 billion was attributable to one large member, which continued to use advances to fund asset growth, while advances to two other large members decreased by $22.8 billion. A net increase in advances outstanding to other members of varying asset sizes and charter types also contributed to the overall growth in advances. In total, 165 institutions increased their advance borrowings during the first nine months of 2006, while 86 institutions decreased their advance borrowings.

Average advances were $173.6 billion in the third quarter of 2006, a 13% increase from $153.0 billion in the third quarter of 2005. Average advances were $169.6 billion in the first nine months of 2006, a 14% increase from $148.3 billion in the first nine months of 2005. The increase in average advances reflected members’ use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used to meet its ongoing payment obligations and to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. The Bank’s total non-MBS investment portfolio was $24.3 billion as of September 30, 2006, a decrease of $3.1 billion, or 11%, from $27.4 billion as of December 31, 2005. The overall decrease in non-MBS investments during the first nine months of 2006 generally reflected higher advances outstanding relative to member capital as of September 30, 2006. During the first nine months of 2006, Federal funds sold decreased $8.4 billion, while interest-bearing deposits in banks increased $5.7 billion, as the Bank shifted the form of its investments to negotiable certificates of deposit to facilitate intraday cash management. In addition, resale agreements decreased $0.6 billion and housing finance agency bonds decreased $0.2 billion, while commercial paper increased $0.3 billion and discount notes issued by Fannie Mae and Freddie Mac increased $0.1 billion.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increase in advances, total liabilities (primarily consolidated obligations) funding the advances-related business increased $7.8 billion, or 4%, from $181.6 billion at December 31, 2005, to $189.4 billion at September 30, 2006. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At September 30, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $259.7 billion, of which $45.5 billion were hedging advances and $214.2 billion were hedging consolidated obligations that were funding advances. At December 31, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $231.0 billion, of which $56.2 billion were hedging advances and $174.8 billion were hedging consolidated obligations that were funding advances. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of the dates shown.

Market Instrument	September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
Federal Reserve target rate for overnight Federal funds	5.25%	4.25%	3.75%	2.25%
3-month Treasury bill	4.88	4.08	3.55	2.22
3-month LIBOR	5.37	4.54	4.07	2.56
2-year Treasury note	4.69	4.40	4.17	3.07
5-year Treasury note	4.58	4.35	4.19	3.61

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first nine months of 2006 were higher than the costs of comparable bonds and discount notes issued in the first nine months of 2005, consistent with the general rise in short- and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved modestly in the first nine months of 2006 compared to the first nine months of 2005 because of several factors. These factors included continued strong investor demand for intermediate-term GSE debt and lower FHLBank System debt issuance volume, both of which tend to increase the differences between agency debt costs and other market rates.

The average cost of FHLBank System discount notes relative to comparable term LIBOR rates in the first nine months of 2006 improved between 0.005% and 0.01% relative to the first nine months of 2005. For the same time horizon, the average cost of intermediate-term non-callable bonds and callable bonds relative to rates of LIBOR-indexed interest rate swaps improved between 0.01% and 0.02%.

At September 30, 2006, the Bank had $127.9 billion of swapped non-callable bonds and $38.6 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 77% of the Bank’s total consolidated obligation bonds outstanding at September 30, 2006. At December 31, 2005, the Bank had $100.0 billion of swapped non-callable bonds and $47.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 81% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2005. The Bank increased its swapped non-callable bonds outstanding by $27.9 billion in the first nine months of 2006, as investors exhibited stronger demand for the FHLBank System’s non-callable fixed rate and adjustable rate bonds compared to callable bonds.

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

At September 30, 2006, assets associated with this segment were $31.9 billion (14% of total assets), a decrease of $0.5 billion, or 2%, from $32.4 billion at December 31, 2005 (15% of total assets). The decrease was due to lower mortgage loan balances, which decreased $0.4 billion to $4.8 billion at September 30, 2006, from $5.2 billion at December 31, 2005, and lower investments in MBS, which decreased $0.1 billion to $27.0 billion at September 30, 2006, from $27.1 billion at December 31, 2005.

On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members, but that it intends to continue to purchase mortgage loans under existing purchase commitments and to retain its existing portfolio of mortgage loans. Most of the growth in the MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. Average mortgage loans decreased $0.6 billion to $4.9 billion in the third quarter of 2006 from $5.5 billion in the third quarter of 2005 and decreased $0.7 billion to $5.0 billion in the first nine months of 2006 from $5.7 billion in the first nine months of 2005. Mortgage loan purchase activity was low during 2005 and the first nine months of 2006 because (i) the originations of conforming fixed rate mortgage loans were lower in these periods, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets.

Average MBS investments increased $2.2 billion to $26.9 billion in the third quarter of 2006 compared to $24.7 billion in the third quarter of 2005 and increased $3.2 billion to $26.7 billion in the first nine months of 2006 compared to $23.5 billion in the first nine months of 2005. The increases in average MBS investments reflect the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly on a year-over-year basis because of the growth in advances.

Adjusted net interest income for this segment was $36 million in the third quarter of 2006, a decrease of $5 million, or 12%, from $41 million in the third quarter of 2005. In the first nine months of 2006, adjusted net interest income for this segment was $113 million, a decrease of $9 million, or 7%, from $122 million in the first nine months of 2005. The decreases were primarily the result of narrower profit spreads on the mortgage portfolio, reflecting the impact on financing costs of higher interest rates and a flatter yield curve.

Adjusted net interest income for this segment represented 17% and 24% of total adjusted net interest income for the third quarter of 2006 and 2005, respectively, and 19% and 26% of total adjusted net interest income for the first nine months of 2006 and 2005, respectively.

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

At September 30, 2006, and December 31, 2005, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2005 Form 10-K. Mortgage loan balances at September 30, 2006, and December 31, 2005, were as follows:

(In millions)	September 30, 2006	December 31, 2005
MPF Plus	$4,341	$4,751
Original MPF	452	482

Subtotal	4,793	5,233
Unamortized premiums	9	18
Unamortized discounts	(27)	(37)

Total	$4,775	$5,214

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.7 million at both September 30, 2006, and December 31, 2005. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2005 Form 10-K.

At September 30, 2006, the Bank had 30 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $2 million were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio. Currently, the size of the portfolio is limited to a level of two times Bank capital.

MBS Investments – The Bank’s MBS portfolio was $27.0 billion, or 256% of Bank capital (as defined by the Finance Board), at September 30, 2006, compared to $27.1 billion, or 279% of Bank capital, at December 31, 2005. The Bank’s MBS portfolio decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during the first nine months of 2006 were AAA-rated non-agency MBS. In addition, the Bank generally required 100% to 200% of additional credit enhancement above the amount required by the rating agencies for AAA-rated investments for the MBS purchased during the first nine months of 2006.

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

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge-qualifying. This designation required the Bank to mark certain MBS to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized gains of $178,000 and net unrealized losses of $476,000 during the third quarter of 2006 and 2005, respectively, and for net unrealized losses of $8,000 and net unrealized losses of $202,000 during the first nine months of 2006 and 2005, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.5 billion, or 2%, from $32.4 billion at December 31, 2005, to $31.9 billion at September 30, 2006, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At September 30, 2006, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $12.1 billion, of which $0.1 billion were associated with specific MBS classified as trading securities and $12.0 billion hedged or were associated with consolidated obligations funding the mortgage portfolio. At September 30, 2006, $8.3 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

During the last several years, the Bank has experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $174.5 billion at September 30, 2006. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $10.4 billion at September 30, 2006, as the balances for both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $109.2 billion from $108.2 billion at December 31, 2002, to $217.4 billion at September 30, 2006.

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

Capital

Total capital as of September 30, 2006, was $10.4 billion, an 8% increase from $9.6 billion as of December 31, 2005. This increase was consistent with the rise in advances during the first nine months of 2006, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

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

The Bank repurchased surplus capital stock totaling $423 million in the third quarter of 2006 and $218 million in the third quarter of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $608 million in the third quarter of 2006 and $4 million in the third quarter of 2005.

The Bank repurchased surplus capital stock totaling $1,036 million in the first nine months of 2006 and $420 million in the first nine months of 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,195 million in the first nine months of 2006 and $58 million in the first nine months of 2005.

Excess capital stock totaled $1.2 billion as of September 30, 2006, which included surplus capital stock of $287 million. On October 31, 2006, the Bank repurchased $236 million of surplus capital stock. The Bank also repurchased $424 million of excess capital stock that was not surplus capital stock, including $418 million in excess capital stock that was the subject of repurchase requests submitted during the third quarter of 2006 by two members, and $6 million in mandatorily redeemable excess stock repurchased from former members of the Bank. Excess capital stock totaled $629 million after the October 31, 2006, capital stock repurchase.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2005 Form 10-K.

Capital Requirements

The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2006, and December 31, 2005.

Regulatory Capital Requirements

	September 30, 2006		December 31, 2005
x	Required	Actual	Required	Actual
Risk-based capital	$1,045	$10,533	$862	$9,698
Total capital-to-assets ratio	4.00%	4.55%	4.00%	4.34%
Total regulatory capital	$9,269	$10,533	$8,944	$9,698
Leverage ratio	5.00%	6.82%	5.00%	6.51%
Leverage capital	$11,586	$15,800	$11,180	$14,547

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

Concentration Risk

Advances. The following tables present the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of September 30, 2006, and December 31, 2005. They also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2006 and 2005.

Concentration of Advances

(Dollars in millions)	September 30, 2006		December 31, 2005
Name of Borrower	Advances Outstanding[1]	Percentage of Total Advances Outstanding	Advances Outstanding[1]	Percentage of Total Advances Outstanding
Citibank (West), FSB	$57,624	33%	$30,627	19%
Washington Mutual Bank	37,960	22	56,911	35
World Savings Bank, FSB	23,863	14	27,712	17

Subtotal	119,447	69	115,250	71
Others	55,276	31	47,957	29

Total par	$174,723	100%	$163,207	100%

Concentration of Interest Income from Advances

(Dollars in millions)	Three Months Ended September 30,
	2006		2005
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Citibank (West), FSB	$624	28%	$219	16%
Washington Mutual Bank	579	26	514	38
World Savings Bank, FSB	337	15	225	17

Subtotal	1,540	69	958	71
Others	709	31	392	29

Total	$2,249	100%	$1,350	100%

	Nine Months Ended September 30,
	2006		2005
Name of Borrower	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances	Interest Income from Advances[2]	Percentage of Total Interest Income from Advances
Citibank (West), FSB	$1,408	23%	$534	16%
Washington Mutual Bank	1,840	30	1,305	38
World Savings Bank, FSB	954	16	566	16

Subtotal	4,202	69	2,405	70
Others	1,857	31	1,038	30

Total	$6,059	100%	$3,443	100%

1	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The difference between the par and carrying value amounts primarily relates to fair value adjustments for hedged advances arising from SFAS 133.
2	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

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

On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB. On October 2, 2006, Citibank, N.A., became a member of the Bank. On October 1, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, merged with Wachovia Corporation. World Savings Bank, FSB, remained a member of the Bank after the merger. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

MPF Program. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2006, and December 31, 2005.

Of the 10 members participating in the MPF Program at September 30, 2006:

•	$3.6 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 24,907, or 71%, of the total number of loans outstanding at September 30, 2006.

•	$0.7 billion, or 15% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from IndyMac Bank, FSB (IndyMac). This amount represented 6,826, or 20%, of the total number of loans outstanding at September 30, 2006.

Of the nine members participating in the MPF Program at December 31, 2005:

•	$3.9 billion, or 75% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from Washington Mutual Bank. This amount represented 26,418, or 71%, of the total number of loans outstanding at December 31, 2005.

•	$0.8 billion, or 16% of the principal balance of outstanding mortgage loans held by the Bank, were purchased from IndyMac. This amount represented 7,407, or 20%, of the total number of loans outstanding at December 31, 2005.

Members participating in the MPF Program, including Washington Mutual Bank and IndyMac, have made representations and warranties that the mortgage loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the agreement with the member provides that the member is required to repurchase the loan as a result of a breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During the third quarter of 2006 and the first nine months of 2006, members repurchased two loans totaling $0.4 million that did not comply with the MPF underwriting guidelines. During the third quarter of 2005, there were no loans repurchased by members because of noncompliance with the MPF underwriting guidelines. During the nine months ended September 30, 2005, members repurchased six loans totaling $1.0 million that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased from them by the Bank, and the servicing of mortgage loans purchased from former members is held by Bank-approved financial institutions.

Capital Stock. The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s total capital stock outstanding as of September 30, 2006, and December 31, 2005.

Concentration of Capital Stock

(Dollars in millions)	September 30, 2006		December 31, 2005
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank (West), FSB	$2,805	27%	$1,439	15%
Washington Mutual Bank	2,257	22	3,350	35
World Savings Bank, FSB	1,375	14	1,317	14

Total	$6,437	63%	$6,106	64%

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding capital stock of Citibank (West), FSB. On October 2, 2006, Citibank, N.A., became a member of the Bank. On October 1, 2006, Golden West Financial Corporation, the parent company of World Savings Bank, FSB, merged with Wachovia Corporation. World Savings Bank, FSB, remained a member of the Bank after the merger. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2006, and December 31, 2005.

Concentration of Derivative Counterparties

(Dollars in millions)	Credit Rating	September 30, 2006		December 31, 2005
Derivatives Counterparty		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$43,495	16%	$41,773	17%
JP Morgan Chase Bank, N.A.	A	39,389	15	35,642	15
Lehman Brothers Special Financing, Inc.	A	28,431	10	21,910	9

Subtotal		111,315	41	99,325	41
Others		160,503	59	145,112	59

Total		$271,818	100%	$244,437	100%

For more information regarding the credit risk of derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members through their capital stock purchase requirements, which are based in part on outstanding advances. At September 30, 2006, the Bank’s total capital to assets ratio was 4.55%, 0.55% above the minimum regulatory requirement. At December 31, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term capital markets disruption. The Bank maintained at least three months of contingency liquidity during the first nine months of 2006. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following September 30, 2006, and December 31, 2005. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2006		As of December 31, 2005
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$610	$6,835	$385	$2,836
Maturing member term deposits	1	4	18	30
Discount note and bond maturities and expected exercises of bond call options	4,008	39,631	3,114	35,628

Subtotal obligations	4,619	46,470	3,517	38,494

Sources of available funds:
Maturing investments	8,984	23,205	7,901	25,967
Proceeds from scheduled settlements of discount notes and bonds	2,190	2,495	1,156	1,401
Maturing advances and scheduled prepayments	12,364	43,361	7,178	25,249

Subtotal sources	23,538	69,061	16,235	52,617

Net funds available	$18,919	$22,591	$12,718	$14,123

Additional contingent sources of funds:[1]
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$22,179	$—	$22,020
Housing finance agency bonds	—	850	—	1,030
Marketable money market investments	10,371	—	7,362	—

1	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

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

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of September 30, 2006, and December 31, 2005. Almost all credit outstanding and collateral borrowing capacity are with members that have the top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one being the highest credit quality rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

September 30, 2006

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	320	245	$175,493	$270,857	65%
4-6	62	27	770	2,046	38
7-10	1	1	4	5	80

Total	383	273	$176,267	$272,908	65%

December 31, 2005
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity[2]
Member Credit Quality Rating	Number	Number	Credit Outstanding[1]	Total	Used
1-3	318	235	$163,683	$247,028	66%
4-6	55	20	545	1,003	54
7-10	3	1	4	6	67

Total	376	256	$164,232	$248,037	66%

1	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
2	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Mortgage loan delinquencies as of September 30, 2006, and December 31, 2005, were as follows:

(Dollars in millions)	September 30, 2006	December 31, 2005
30 – 59 days delinquent	$20	$24
60 – 89 days delinquent	4	4
90 days or more delinquent	4	4

Total delinquencies	$28	$32

Nonaccrual loans[1]	$4	$4
Loans past due 90 days or more and still accruing interest	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.55%	0.59%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.07%	0.08%

1	The nonaccrual loans included 20 loans totaling $2 million that were in foreclosure or bankruptcy as of September 30, 2006, and 20 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2005.

For the first nine months of 2006, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans totaled $114,000.

Delinquencies amounted to 0.55% of the total loans in the Bank’s portfolio as of September 30, 2006, which was below the national delinquency rate for prime fixed rate mortgages of 1.93% in the second quarter of 2006 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.59% of the total loans in the Bank’s portfolio as of December 31, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 2.41% in the fourth quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey because the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. The weighted average age of the Bank’s MPF mortgage loan portfolio was 38 months as of September 30, 2006, and 29 months as of December 31, 2005.

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

Investment Credit Exposure

(In millions)

September 30, 2006
	Credit Rating[1]
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$8,400	$4,168	$—	$12,568
Securities purchased under agreements to resell[2]	200	—	—	—	200
Federal funds sold	—	6,366	2,200	34	8,600
Trading securities:
MBS:
GNMA	41	—	—	—	41
FHLMC	15	—	—	—	15
FNMA	41	—	—	—	41

Total trading securities	97	—	—	—	97

Held-to-maturity securities:
Commercial paper	—	899	699	—	1,598
Housing finance agency bonds	1,000	—	—	—	1,000
Discount notes:
FHLMC	100	—	—	—	100
FNMA	249	—	—	—	249
MBS:
GNMA	29	—	—	—	29
FHLMC	162	—	—	—	162
FNMA	439	—	—	—	439
Non-agency	26,247	—	—	—	26,247

Total held-to-maturity securities	28,226	899	699	—	29,824

Total investments	$28,523	$15,665	$7,067	$34	$51,289

December 31, 2005
	Credit Rating[1]
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$5,719	$1,180	$6,899
Securities purchased under agreements to resell[2]	750	—	—	750
Federal funds sold	—	11,602	5,395	16,997
Trading securities:
MBS:
GNMA	49	—	—	49
FHLMC	15	—	—	15
FNMA	64	—	—	64

Total trading securities	128	—	—	128

Held-to-maturity securities:
Commercial paper	—	557	710	1,267
Housing finance agency bonds	1,211	—	—	1,211
Discount notes – FNMA	248	—	—	248
MBS:
GNMA	36	—	—	36
FHLMC	207	—	—	207
FNMA	522	—	—	522
Non-agency	26,200	—	—	26,200

Total held-to-maturity securities	28,424	557	710	29,691

Total investments	$29,302	$17,878	$7,285	$54,465

1	At September 30, 2006, $850 million of the A-rated investments and $34 million of the BBB-rated investments were with members. At December 31, 2005, $674 million of the A-rated investments were with members. The A- and BBB-rated investments all had maturities of 3 months or less as of September 30, 2006, and December 31, 2005.
2	Classified based on the credit rating of securities held as collateral.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.8 billion carrying value of non-agency MBS at September 30, 2006, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.3 billion carrying value of MBS at September 30, 2006, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $6.6 billion carrying value of non-agency MBS at December 31, 2005, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2005, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties. The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All extensions of credit (including interest rate swaps, caps, floors, corridors, and collars) to counterparties that are members of the Bank, in which the Bank serves as an intermediary, must be fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank’s eligibility criteria.

In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit net unsecured credit exposure to these counterparties. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

September 30, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$142,907	$6	$5	$1
A	128,241	—	—	—

Subtotal	271,148	6	5	1
Member institutions[1]	670	20	20	—

Total derivatives	$271,818	$26	$25	$1

December 31, 2005

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$119,428	$1	$—	$1
A	124,294	—	—	—

Subtotal	243,722	1	—	1
Member institutions[1]	715	23	23	—

Total derivatives	$244,437	$24	$23	$1

1	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At September 30, 2006, the Bank had a total of $271.8 billion in notional amounts of derivatives contracts outstanding. Of this total:

•	$271.1 billion represented notional amounts of derivatives contracts outstanding with 22 nonmember derivatives counterparties. Nine of these counterparties made up 82% of the total nonmember notional amount outstanding and individually ranged from 5% to 16% of the total. The remaining nonmember counterparties each represented less than 5% of the total nonmember notional amount outstanding. Four of the nonmember derivatives counterparties, with $37 billion of derivatives outstanding at September 30, 2006, were affiliates of members.

•	$670 million represented notional amounts with member counterparties, which included notional amounts of derivatives contracts and MPF purchase commitments with six member counterparties. The Bank entered into this $670 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure at September 30, 2006, was $26 million, which consisted of:

•	$6 million of gross credit exposure with two nonmember derivatives counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$20 million of gross credit exposure on open derivative contracts with 3 member counterparties, all of which was secured with eligible collateral.

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

The notional amount of derivatives contracts outstanding with nonmember derivatives counterparties grew $27.4 billion from December 31, 2005, to September 30, 2006. The increase was primarily due to a $38.4 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $10.7 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. An increase or decrease in the notional amounts of derivative contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

Interest Rate Scenario[1]	September 30, 2006	December 31, 2005
+200 basis-point change	–3.9%	–4.1%
+100 basis-point change	–1.8	–1.9
–100 basis-point change	+1.1	+1.5
–200 basis-point change	+1.4	+1.8

1	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show substantially the same sensitivity as of September 30, 2006, compared to estimates as of December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of September 30, 2006, were 46 basis points higher for terms of 1 year, 20 basis points higher for terms of 5 years, and 23 basis points higher for terms of 10 years. The higher interest rates, coupled with flattening of the yield curve, have had mixed results on the mortgage portfolio and have had very modest effects on the market value of equity sensitivity profile.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of September 30, 2006, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –65 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of September 30, 2006

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$24,321	$—	$—	$—
Advances	149,691	4,736	17,600	2,511
Other assets	974	—	—	—

Total Assets	174,986	4,736	17,600	2,511

Liabilities
Consolidated obligations:
Bonds	45,997	28,474	88,036	6,734
Discount notes	16,200	39	—	—
Deposits	488	—	—	—
Mandatorily redeemable capital stock	—	—	94	—
Other liabilities	3,105	—	—	229

Total Liabilities	65,790	28,513	88,130	6,963

Interest rate exchange agreements	(102,601)	24,408	73,914	4,279

Periodic gap of advances-related business	6,595	631	3,384	(173)

Mortgage-related business:
Assets
MBS	7,506	3,459	14,316	1,693
Mortgage loans	302	339	1,952	2,182
Other assets	137	—	—	—

Total Assets	7,945	3,798	16,268	3,875

Liabilities
Consolidated obligations:
Bonds	2,651	5,018	16,378	4,423
Discount notes	3,339	75	—	—
Other liabilities	2	—	—	—

Total Liabilities	5,992	5,093	16,378	4,423

Interest rate exchange agreements	(1,263)	2,730	(1,217)	(250)

Periodic gap of mortgage-related business	690	1,435	(1,327)	(798)

Total periodic gap	$7,285	$2,066	$2,057	$(971)

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at both September 30, 2006, and December 31, 2005.

Total Bank Duration Gap Analysis

	September 30, 2006		December 31, 2005
	Amount (In millions)	Duration Gap[1] (In months)	Amount (In millions)	Duration Gap[1] (In months)
Assets	$231,719	5	$223,602	5
Liabilities	221,282	4	213,954	4

Net	$10,437	1	$9,648	1

1	Duration gap values include the impact of interest rate exchange agreements.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of September 30, 2006, in “Repricing Gap Analysis” above shows that approximately $6.6 billion of net assets for the advances-related business (63% of capital) were scheduled to mature or reprice in the six-month period following September 30, 2006, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of September 30, 2006, and December 31, 2005.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario[1]	September 30, 2006	December 31, 2005
+200 basis-point change	–2.2%	–1.9%
+100 basis-point change	–0.9	–0.9
–100 basis-point change	+0.4	+0.8
–200 basis-point change	–0.1	+0.5

1	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show substantially the same sensitivity as of September 30, 2006, compared to estimates as of December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of September 30, 2006, were 46 basis points higher for terms of 1 year, 20 basis points higher for terms of 5 years, and 23 basis points higher for terms of 10 years. The higher interest rates, coupled with flattening of the yield curve, have had mixed results on the mortgage portfolio and have had very modest effects on the market value of equity sensitivity profile.

Interest Rate Exchange Agreements. A derivative transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, swaptions, interest rate cap, floor, corridor and collar agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2005 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of September 30, 2006, and December 31, 2005.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2006	December 31, 2005
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$23,403	$24,418
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate advance converted to a LIBOR floating rate; swap is callable on the same date(s) as the advance	Fair Value Hedge	1,250	946
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index based	Fixed rate advance converted to a LIBOR floating rate; swap is putable on the same date(s) as the advance	Fair Value Hedge	1,937	2,428
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	11,916	13,862
Subtotal Fair Value Hedges			38,506	41,654
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge[1]	5,297	13,860
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge[1]	75	75
Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	500	500
Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; swap is callable or putable on same date(s) as advance	Economic Hedge[1]	1,105	139
Subtotal Economic Hedges[1]			6,977	14,574
Total			45,483	56,228
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	123,310	92,973
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	1,966	729
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge[1]	6,902	7,965

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2006	December 31, 2005
Basis swap	Three-month LIBOR or other short-term floating rate non-callable bond converted to a one-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge[1]	40,505	23,872
Swaption	An option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge[1]	3,575	3,587
Subtotal Economic Hedges[1]			52,948	36,153
Total			176,258	129,126
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	34,152	44,038
Pay fixed, receive LIBOR forward starting interest rate swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	—	270
Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge[1]	4,432	3,429
Total			38,584	47,737
Hedged Item: Discount Notes
Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Economic Hedge[1]	—	1,519
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge[1]	2,253	2,253
Basis swap, receive fixed, pay floating interest rate swap	Discount note converted to one- month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge[1]	7,841	5,926
Total			10,094	9,698
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge[1]	59	88
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with counterparties	Economic Hedge[1]	1,270	1,490
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with counterparties	Economic Hedge[1]	70	70
Total			1,340	1,560
Total Notional			$271,818	$244,437

1	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

At September 30, 2006, the total notional amount of interest rate exchange agreements outstanding was $271.8 billion, compared with $244.4 billion at December 31, 2005. The $27.4 billion increase in the notional amount of derivatives during the first nine months of 2006 was primarily due to a $38.4 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $10.7 billion decrease in interest rate swaps used to hedge the market risk of new short- and intermediate-term fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair value gains and losses of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of September 30, 2006, and December 31, 2005.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

September 30, 2006
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$38,506	$187	$(179)	$8
Non-callable bonds	123,310	(687)	637	(50)
Callable bonds	34,152	(390)	381	(9)

Subtotal	195,968	(890)	839	(51)

Not qualifying for hedge accounting (economic hedges):
Advances	4,227	2	—	2
Advances with embedded derivatives	2,750	—	—	—
Non-callable bonds	47,538	(7)	—	(7)
Non-callable bonds with embedded derivatives	5,410	(25)	—	(25)
Callable bonds	4,407	(35)	—	(35)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	10,094	45	—	45
MBS – trading	59	—	—	—
Intermediated	1,340	1	—	1

Subtotal	75,850	(20)	—	(20)

Total	$271,818	$(910)	$839	$(71)

December 31, 2005
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,654	$337	$(333)	$4
Non-callable bonds	92,973	(1,057)	1,061	4
Callable bonds	44,038	(703)	691	(12)

Subtotal	178,665	(1,423)	1,419	(4)

Cash flow hedges:
Callable bonds	270	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	11,074	(4)	—	(4)
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	30,343	4	—	4
Non-callable bonds with embedded derivatives	5,810	(36)	—	(36)
Callable bonds	3,404	(34)	—	(34)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,698	43	—	43
MBS – trading	88	—	—	—
Intermediated	1,560	1	—	1

Subtotal	65,502	(21)	—	(21)

Total	$244,437	$(1,444)	$1,419	$(25)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

	Estimated Fair Values of Embedded Derivatives
(In millions)	September 30, 2006	December 31, 2005
Host contract:
Advances	$—	$(6)
Non-callable bonds	25	36
Callable bonds	1	1

Total	$26	$31

Currently, the primary source of SFAS 133-related income volatility arises from economic hedges. These are hedges that do not qualify for hedge accounting treatment under the rules of SFAS 133. Economic hedges introduce the potential for earnings volatility because the changes in fair value recorded on the interest rate exchange agreements generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. These economic hedges are primarily transacted as non-SFAS 133-hedge qualifying at inception but also arise when hedge accounting is discontinued when the Bank determines that a derivative no longer qualifies as an effective hedge.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. Changes in estimates and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

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

Recent Developments

Publication of FHLBanks’ 2005 Combined Financial Report by Office of Finance. On November 8, 2006, the Office of Finance published the FHLBanks’ 2005 Combined Financial Report, including audited combined financial statements of the 12 FHLBanks. The Office of Finance also announced that the combined financial statements of the FHLBanks had been restated as of and for the years ended December 31, 2003, 2002, and 2001, as a result of restatements at seven of the 12 FHLBanks, and that the effects of these restatements were reflected in the 2005 Combined Financial Report for the appropriate periods. The Office of Finance also announced that it expects to release third quarter 2006 operating highlights for the FHLBanks in mid-November 2006 and publish the 2004 Combined Financial Report for historical reference by yearend 2006 or early 2007. The Office of Finance also said it is expected that scheduled combined financial reporting for the FHLBanks will resume with the publication of the 2006 Combined Financial Report by March 31, 2007, and continue with subsequent quarterly reports for 2007. Delays in the publication of the Combined Financial Reports may have an effect on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, and other aspects of the Bank’s operations.

Proposed Finance Board Rule to Change the Capital Structure of the FHLBanks. On March 15, 2006, the Finance Board published a proposed rule that would change the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that an FHLBank can accumulate. The comment period on the proposed rule ended on July 13, 2006. The final rule, if any, approved by the Finance Board may be different from the proposed rule. Under the proposed rule:

•	Each FHLBank would be required to hold retained earnings of at least $50 million plus 1% of non-advance assets.

•	Dividends would be limited to no more than 50% of net income until the FHLBank reaches its required level of retained earnings.

•	Payment of any dividends thereafter would be restricted if the FHLBank’s retained earnings drop below its required level.

•	The FHLBank’s excess capital stock would be limited to no more than 1% of total assets.

•	Members would be prohibited from purchasing capital stock in excess of their minimum capital stock requirements.

•	The FHLBanks would be prohibited from paying dividends to their members in stock form.

Based on management’s current analysis, the Bank has determined that the proposed rule, if approved in its current form, would significantly reduce the percentage of Bank earnings available for dividends for a number of years, would require the Bank to pay dividends in the form of cash instead of stock, could have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and may have other unanticipated consequences. See “Part II. Item 1A. Risk Factors” of this Form 10-Q.

Merger between Wachovia Corporation and Golden West Financial Corporation. On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation (Golden West). Golden West is the holding company of World Savings Bank, FSB, the Bank’s third largest borrower and stockholder as of September 30, 2006. World Savings Bank, FSB, remained a member of the Bank after the merger. It is uncertain at this time what effect, if any, the merger will have on the Bank.

Reorganization of Citibank (West), FSB, into Citibank, N.A., As of September 30, 2006, Citibank (West), FSB, was the Bank’s largest borrower and shareholder. Effective October 1, 2006, Citibank (West), FSB, was reorganized into Citibank, N.A., whose main office is located in Nevada. Citibank, N.A., became a member of the Bank after the reorganization became effective. Citibank, N.A., is also the Bank’s primary securities custodian and a derivatives dealer counterparty. Citibank, N.A., served in these roles prior to and after the reorganization. In addition, the Bank has financial relationships with two affiliates of Citibank, N.A., They are (i) Citigroup Global Markets, Inc., which is a bond underwriter and dealer for the issuance of the FHLBank System’s consolidated obligations, and (ii) Citigroup Institutional Trust Company, which is the securities custodian for securities pledged to the Bank by Citibank, N.A., and its approved subsidiaries.

2006 Board of Directors Election Results. On November 9, 2006, the Bank announced that the institutions eligible to vote in its California election had elected incumbent directors James P. Giraldin and D. Tad Lowrey to new terms on the Bank’s Board of Directors and the institutions eligible to vote in its Nevada election had elected J. Benson Porter to a new term on the Board, each for a three-year term beginning January 1, 2007, and ending December 31, 2009. Mr. Giraldin is an officer of First Federal Bank of California, Santa Monica, California. Mr. Lowrey is an officer of Fullerton Community Bank, Fullerton, California. Mr. Porter is an officer of Washington Mutual Bank, Henderson, Nevada.

Designation of Elected Director Positions. Earlier this year, the Finance Board redesignated two of the Bank’s eight elected director positions from California to Nevada, effective January 1, 2007, which will result in four elected director positions for California, three for Nevada, and one for Arizona for 2007. One of the two newly designated Nevada director positions is the position to be filled by Mr. Porter, as referenced above. The Bank’s Board of Directors is required to select an officer or director of a Bank member located in Nevada to fill the other newly designated Nevada director position, effective January 1, 2007, to complete the remaining two years of a three-year term ending December 31, 2008.

In 2007, the Finance Board’s annual designation of elected director positions for the Bank will be based on the number of shares of capital stock required to be held by the members in each state in the Bank’s district as of December 31, 2006, and will take effect January 1, 2008. Given increases in the number of shares of capital stock required to be held by the Bank’s Nevada members in 2006, the relative number of shares of capital stock required to be held by the members in each state as of December 31, 2006, may result in the redesignation of another elected director position from California to Nevada, effective January 1, 2008.

Arizona Director Position Vacancy. Effective October 23, 2006, the Arizona director position on the Bank’s Board of Directors became vacant upon the merger of Northern Trust Bank, N.A., Phoenix, Arizona, under the charter of Northern Trust, N.A., Miami, Florida. As Executive Vice President and Director of Northern Trust Bank, N.A., Kenneth R. Harder served in the Arizona director position until the merger. Under the rules of the Finance Board, Mr. Harder must be an officer or director of a Bank member located in Arizona to be eligible to remain in this position on the Board. As of the effective date of the merger, Mr. Harder’s member position no longer qualified him for the Board, and under the rules of the Finance Board, the Arizona director position became vacant. The Bank’s Board of Directors is required to select an officer or director of a Bank member located in Arizona to fill the vacant position for the remainder of Mr. Harder’s current term, which ends December 31, 2007. At this time, the vacancy has not been filled.

Delay in Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy. On June 14, 2006, the Bank announced that the Board of Directors had amended the Retained Earnings and Dividend Policy to increase the target for the build-up of retained earnings other than SFAS 133 fair value gains to $296 million and to make available for dividends, beginning with the third quarter of 2006, approximately 80% of net income (excluding the effects of SFAS 133) until that target was reached. On June 30, 2006, the Bank’s Board of Directors voted to delay implementation of the amendment to provide additional time to review alternatives to the Bank’s capital structure.

Bank No Longer Offers New Commitments to Purchase Mortgage Loans. On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members under the Mortgage Partnership Finance® Program. The Bank will continue to purchase loans under existing purchase commitments. The Bank intends to retain the existing portfolio of mortgage loans, which had outstanding balances of $4.8 billion as of September 30, 2006, representing approximately 2% of the Bank’s total assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Related Business” for more information.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $958.0 billion at September 30, 2006, and $937.5 billion at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $218.7 billion at September 30, 2006, and $212.3 billion at December 31, 2005. The Bank had committed to the issuance of consolidated obligations totaling $2.5 billion at September 30, 2006, and $1.4 billion at December 31, 2005. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 12 and 18 to the Financial Statements in the Bank’s 2005 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2006, the Bank had $8.3 billion of advance commitments and $1.0 billion in standby letters of credit outstanding. At December 31, 2005, the Bank had $2.8 billion of advance commitments and $810 million in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at September 30, 2006, and December 31, 2005.

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

Internal Control Over Financial Reporting

For the third quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2005 Form 10-K. The first risk factor below is an update on the competition that the Bank faces from alternative sources of funding available to its members. The second risk factor below is an update on the possible impact on the Bank and members if the Finance Board adopts its proposed rule regarding retained earnings in its current form. The Finance Board’s proposed rule regarding retained earnings was previously discussed in “Item 1A. Risk Factors” in the Bank’s 2005 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” in the Bank’s Form 10-Q for the period ended September 30, 2006.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, including independent access to the national and global credit markets. Recently, one member issued collateralized debt through the European covered bond market. These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

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

If adopted in its current form, the Finance Board’s proposed rule would, among other things, require each FHLBank to hold retained earnings of at least $50 million plus 1% of non-advance assets, limit dividends to no more than 50% of net income until an FHLBank reaches its required level of retained earnings, restrict an FHLBank’s dividends if its retained earnings drop below the required level, and prohibit dividends in the form of capital stock. The proposed rule would be likely to significantly reduce the percentage of Bank earnings available for dividends for a number of years, which could harm members, have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and have other unanticipated consequences. In particular, the proposed rule could increase the all-in cost of advances for members since the all-in cost takes into account the value of dividends associated with the required stock holdings. Increasing the cost of advances will likely make Bank advances less attractive to members, which could adversely affect the Bank’s core business and could cause larger members to leave the FHLBank System or shift their business to other FHLBanks. Increasing the level of retained earnings and limiting dividend payments during periods of transition could also constrain the expansion and contraction features of the Bank’s business model and may reduce the amount of funds available for the Affordable Housing Program and other Bank initiatives to foster housing and community economic development.

Based on our current analysis, we have determined that the proposed retained earnings formula of $50 million plus 1% of non-advance assets would require the Bank to raise its target for the build-up of retained earnings from $130 million to approximately $622 million, based on the Bank’s balance sheet as of September 30, 2006. The results of this current analysis are not necessarily indicative of the future impact on the Bank under any final rule approved by the Finance Board and any actions taken by the Bank in response to any final rule.

Comments on the proposed rule were due to the Finance Board by July 13, 2006. It is not known at this time whether the Finance Board will adopt the proposed rule in its current form or any rule to require the FHLBanks to increase retained earnings, limit dividends, or prohibit dividends in the form of capital stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1	Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2006, incorporated by reference to Exhibit 10.1 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.2	Board Resolution for Directors’ 2006 Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.4 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.3	2006 Executive Incentive Plan, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.4	2006 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.5	2006 President’s Incentive Plan, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum Senior Vice President and Controller (Chief Accounting Officer)