Form 10-K
period 2006-12-31
Federal Home Loan Bank of San Francisco
filed 2007-03-30
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006, the aggregate par value of the stock held by members of the registrant was approximately $10,049 million. At February 28, 2007, 103,203,533 shares of stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Federal Home Loan Bank of San Francisco

2006 Annual Report on Form 10-K

PART I.

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds for housing and community lenders. We are a wholesale bank – we link our customers to the worldwide capital markets and seek to manage our own liquidity so that funds are available when our customers need them. By providing needed liquidity and enhancing competition in the mortgage market, our credit programs benefit homebuyers and communities.

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

We have a unique, cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of low-cost funds. Bank stock is issued, exchanged, redeemed, and repurchased at its stated par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members are financial services firms from a number of different sectors. As of December 31, 2006, the Bank’s membership consisted of 253 commercial banks, 91 credit unions, 28 savings institutions, 12 thrift and loan companies, and 3 insurance companies. Their principal places of business are located in Arizona, California, or Nevada, the three states that make up the 11th District of the FHLBank System, but many do business in other parts of the country. Members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States.

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

To fund advances, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBank System’s Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service and AAA/A-1+ by Standard & Poor’s Rating Services (Standard & Poor’s), the FHLBanks are able to raise funds at rates that are close to U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below market-rate loans that support their involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our special purpose and cooperative ownership structure have led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission to promote housing, homeownership, and community development through our activities with members, and our objective to provide adequate returns on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while paying members a market-rate dividend.

As a cooperatively-owned wholesale bank designed to provide wholesale funding, we require our members to purchase capital to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are close to U.S. Treasury yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.

We also invest in AAA-rated mortgage-backed securities (MBS) up to the current regulatory limit of three times capital and maintain a limited portfolio of residential mortgage loans purchased from members. While these mortgage assets increase our earnings, they also modestly increase our interest rate risk profile. These mortgage portfolios, however, help provide us with the financial flexibility to compete aggressively for our members’ wholesale borrowing business and pay a market-rate dividend.

This business model, approved by our Board of Directors, has worked well over the past several years. Our Board of Directors has adopted a policy that balances the trade-off between credit prices and dividends. We keep advances prices low and assess the effectiveness of our low-cost credit policy by comparing our members’ total borrowings from us to their use of other wholesale credit sources. We also strive to pay a market rate return on our members’ investment in the Bank’s capital. We assess the effectiveness of our market rate return policy by comparing our dividend rate to a benchmark calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield (calculated as the average of the three-year and five-year Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members’ credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. We currently maintain a policy to repurchase capital stock from members if their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

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

Our credit products also help members with asset-liability management. Members can use a variety of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member’s option and advances with embedded caps, floors, corridors, and collars, which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with embedded caps in portfolio.

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded options (such as interest rate caps, floors, corridors, and collars, and call and put options);

•	advances with standard indices that are averaged;

•	amortizing advances;

•

advances with partial prepayment symmetry. (Partial prepayment symmetry means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting derivative transaction with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2006, customized advances represented 9% of total advances outstanding.

To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition. We also estimate the risk-adjusted liquidation value of the collateral pledged to the Bank and conduct periodic collateral field reviews to establish the amount we will lend against each collateral type for each member (known as the “borrowing capacity”). We monitor and review each member’s collateral requirements and borrowing capacity on a daily basis.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, mortgage-backed securities, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2006 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $587 million or less.

We conduct collateral field reviews every six months to three years, depending on the risk profile of the member and the pledged collateral. During the review, we examine a statistical sample of each member’s pledged loans to validate loan ownership and to confirm that the critical legal documents are available to the Bank. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

We collect collateral data from each member on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to each type of collateral pledged by the member. Borrowing capacities include a margin that incorporates components for estimates of value, secondary market discounts for credit attributes and defects, potential risks and estimated costs to liquidate, and the risk of a decline in the fair value of the collateral.

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

Other factors that we consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

In accordance with the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates).

We perfect our security interest in loan collateral by completing a UCC-1 filing for each member. We have never experienced a credit loss on an advance.

As of December 31, 2006, we had $183.7 billion of advances outstanding. For members with credit outstanding, total borrowing capacity as of that date was $288.4 billion. For the year ended December 31, 2006, we had average advances of $172.5 billion and average collateral pledged with an estimated borrowing capacity of $268.6 billion.

Based on the collateral held as security for advances, our policies and procedures for managing credit risk, and the fact that we have never had a credit loss on an advance, we have not established a loan loss allowance for advances.

When a member prepays an advance prior to original maturity, we may charge the member a prepayment fee, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds, which enables us to be financially indifferent to the prepayment of the advance. In 2006, 2005, and 2004, members prepaid advances with principal amounts of $0.3 billion, $1.2 billion, and $2.3 billion, respectively, and the Bank received $1 million, $1 million, and $7 million, respectively, in prepayment fees, net of any prepayment credits.

At December 31, 2006, we had a concentration of advances totaling $130.0 billion outstanding to three members, representing 71% of total advances outstanding. Advances held by these three members generated approximately $5.9 billion, or 70%, of advances interest income before the impact of interest rate exchange agreements in 2006. Because of this concentration in advances, we have implemented enhanced credit and collateral review procedures for these members. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these members.

Because of the funding alternatives available to our largest members, we employ a market pricing practice for member credit to determine advances prices that reflect the market choices available to our largest members each day. We offer the same advances prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.

For further information on advances concentration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Standby Letters of Credit.  We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes and to secure certain state and local agency deposits. Our underwriting and collateral requirements for standby letters of credit are the same as our underwriting and collateral requirements for advances. As of December 31, 2006, we had $1.1 billion in standby letters of credit outstanding.

Mortgage Loans.  In 2002, we began purchasing mortgage loans directly from eligible members under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) On October 6, 2006, we announced that we would no longer offer new commitments to purchase mortgage loans from our members, but that we would retain our existing portfolio of mortgage loans. Most of the growth in the Bank’s MPF Program occurred in 2003, and since that time our purchased mortgage loan balances have declined. In particular, mortgage loan purchase activity was low during 2005 and 2006 because (i) originations of conforming fixed rate mortgage loans were lower in these periods than in prior years, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) we limited our purchases of fixed rate mortgage loans because the profit spreads available were below our targets. Our last purchase commitment expired on February 15, 2007.

Mortgage loans purchased under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. The loans are secured by owner-occupied, one- to four-unit residential properties and single-unit second homes. Each participating member that sold loans to the Bank services the loans and shares in the credit risk of the loans, referred to as the member’s “credit enhancement obligation,” and receives credit enhancement fees from the Bank for sharing in this risk. We are responsible for managing the interest rate risk and prepayment risk of the loans we purchased and retained. As of December 31, 2006, we held $4.6 billion in conventional conforming residential loans in portfolio (net of participation interests held by the Federal Home Loan Bank of Chicago).

The loans we acquired under the MPF Program generally have a credit risk exposure equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Board’s acquired member asset (AMA) regulation.

For further information on our mortgage loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information – Mortgage-Related Business – MPF Program” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

Investments.  We invest in high-quality financial instruments to facilitate our role as a cost-effective provider of credit and liquidity to members. We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. We may also invest in short-term secured transactions, such as U.S. Treasury or agency resale agreements. Our investments also include housing finance agency bonds, limited to those issued by housing finance agencies located in the 11th District of the FHLBank System (Arizona, California, and Nevada). These bonds currently are all AAA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. In addition, our investments include AAA-rated non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The MBS guaranteed by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. We have adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limits for members and nonmembers. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advance price levels.

Additional information about investments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Notes 5 and 6 to the Financial Statements.

Affordable Housing Program.  Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year’s income for the AHP, to be awarded in the following year. All subsidies are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances. Since 1990, we have awarded $421 million in AHP subsidies to support the development or rehabilitation of approximately 75,000 affordable homes.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes issued through the Office of Finance using authorized securities dealers. As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Finance Board’s regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see Note 18 to the Financial Statements. The Finance Board has never called on us to repay the principal or interest on any other FHLBank’s consolidated obligations. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations like federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s Investors Service has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and related activities. Through December 31, 2000, the Finance Board issued consolidated obligations on behalf of the FHLBanks through the Office of Finance. Effective January 1, 2001, the Finance Board discontinued issuing debt on behalf of the FHLBanks; instead, in accordance with section 11(a) of the FHLBank Act and Finance Board regulations, all new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent. The change did not otherwise affect the operations in our funding process. Pursuant to Finance Board regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: the Finance Board requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as government-sponsored enterprises; maintaining reliable access to the short-term and long-term capital markets; and positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance’s authority to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has not adversely impacted the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks’ combined quarterly and annual financial statements. In addition, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation (FICO), two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

Consolidated Obligation Bonds.  Consolidated obligation bonds are issued under various programs. Typically, the maturities of these securities range from 1 to 15 years, but the maturities are not subject to any statutory or regulatory limit. The bonds may be fixed or adjustable rate, callable or non-callable, and may contain other features allowed by Office of Finance guidelines. They may be issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, we are the sole primary obligor on the consolidated obligation bond. When we and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBanks; in those cases, we are the primary obligor for a pro-rata portion of the bond, including all customized features and terms, based on the proceeds received.

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

Consolidated Obligation Discount Notes.  The FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members and for short-term investments. Discount notes have maturities ranging from one day to 365 days and may be offered daily through a consolidated obligation discount note selling group and through other authorized underwriters. Discount notes are issued at a discount and mature at par.

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

Twice weekly, we may also request specific amounts of discount notes with fixed terms to maturity ranging from 4 to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100% of the proceeds of the discount notes issued via competitive auction depending on: (i) the amounts and costs for the discount notes bid by underwriters and (ii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance. Most of the term discount notes are issued through the twice-weekly auctions.

Segment Information

Management analyzes the Bank’s financial performance based on the adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements (exchange agreements), also known as “derivatives,” as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. Exchange agreements may include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap, floor, corridor, and collar agreements.

The Finance Board’s regulations and the Bank’s Risk Management Policy establish guidelines for our use of exchange agreements. These regulations and policies prohibit trading in exchange agreements for profit and any other speculative use of these instruments. They also limit the amount of credit risk allowable from exchange agreements.

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

At December 31, 2006, the total notional amount of our outstanding exchange agreements was $276.4 billion. The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction.

We are subject to credit risk in derivatives transactions in which we have an unrealized fair value gain because of the potential nonperformance by the derivatives counterparty. We seek to reduce this credit risk by executing derivatives transactions only with highly rated financial institutions. In addition, the legal agreements governing our derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted and require each counterparty to deliver high quality collateral to us once a specified net unsecured credit exposure is reached. At December 31, 2006, the Bank’s maximum credit exposure related to exchange agreements was approximately $20 million; after delivery of required collateral the net unsecured credit exposure was approximately $1 million.

We measure the market risk of derivatives on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was one month at December 31, 2006. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

Capital

From its enactment in 1932, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act), Congress replaced the statutory subscription-based member stock purchase formula with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks and required the FHLBanks to develop new capital plans to replace the previous statutory structure.

We implemented our capital plan on April 1, 2004. In general, the capital plan requires each member to own stock in an amount equal to the greater of a membership stock requirement or an activity-based stock requirement. With the approval of the Board of Directors, we may adjust these requirements from time to time within limits established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Board.

The capital plan is similar to the prior capital structure because it bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a reliable funding source.

Bank stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its stated par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member’s capital stock will be redeemed by the Bank upon five years’ notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow us to adjust the stock purchase requirements to meet our regulatory capital requirements, if necessary.

Competition

Demand for Bank advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail and brokered deposits. We compete with our members’ other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, and other FHLBanks for members with affiliated institutions that are members of other FHLBanks.

Under the FHLBank Act and Finance Board regulations, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The three members of the Bank with the greatest amounts of advances outstanding as of December 31, 2006, have had and continue to have affiliated institutions that are members of other FHLBanks, and these members may have access, through their affiliates, to funding from those other FHLBanks. Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, dividends, retained earnings policy, capital stock requirement, credit and collateral terms, prepayment terms, product features such as embedded options, and ability to meet members’ specific requests on a timely basis.

Members may have access to alternative funding sources through sales of securities under agreements to resell. Some members, particularly larger members, may have access to many more funding alternatives, including independent access to the national and global credit markets, including the covered bond market. The availability of alternative funding sources for members can significantly influence the demand for our advances and can vary as a result of many factors, including, among others, market conditions, members’ creditworthiness, members’ strategic objectives, and the availability of collateral.

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

Regulatory Oversight, Audits, and Examinations

The FHLBanks are supervised and regulated by the Finance Board, which is an independent agency in the executive branch of the U.S. government. The Finance Board is charged with ensuring that the FHLBanks carry out their housing and community development finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Board also establishes regulations governing the operations of the FHLBanks. Under the FHLBank Act, the Finance Board is responsible for appointing 6 of the Bank’s 14 directors.

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

As federally chartered corporations, the 12 FHLBanks are subject to general congressional oversight. Each FHLBank must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

The Secretary of the Treasury, or a permitted designee, is authorized under the combined provisions of the Government Corporations Control Act and the FHLBank Act to prescribe: the form, denomination, maturity, interest rate, and conditions to which the FHLBank debt is issued; the way and time the FHLBank debt is issued; and the price for which the FHLBank debt will be sold. The FHLBank Act also authorizes the Secretary of the Treasury to purchase FHLBank debt up to an aggregate principal amount of $4.0 billion pursuant to the standards and terms of the FHLBank Act.

All of the FHLBanks’ financial institution members are subject to federal and/or state laws and regulations, and changes to these laws or regulations or to related policies might also adversely or favorably affect the business of the 12 FHLBanks.

Employees

We had 254 employees at December 31, 2006. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

The following discussion summarizes certain of the risks and uncertainties that we face. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations or impair our ability to fund advances or our ability to pay dividends on our capital stock or redeem or repurchase our capital stock.

We may become liable for all or a portion of the consolidated obligations for which other Federal Home Loan Banks (FHLBanks) are the primary obligors.

As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering the Bank’s joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Board to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, and ability to pay dividends to members could be adversely affected.

We may not be able to pay dividends to our members or redeem or repurchase any shares of our capital stock if the Bank or any other FHLBank has not paid the principal or interest due on all consolidated obligations.

We may not be able to pay dividends to our members or redeem or repurchase any shares of our capital stock if the principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full. If another FHLBank defaults on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate outstanding principal and interest payments among one or more of the remaining FHLBanks on a pro rata basis or any other basis the Finance Board may determine. Our ability to pay dividends to our members or redeem or repurchase any shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

Our funding depends on our ability to access the capital markets.

Our primary source of funds is the sale of FHLBank System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control. Accordingly, we may not be able to obtain funding on acceptable terms, if at all. If we cannot access funding when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and our ability to fund advances or pay dividends to our members.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations have been assigned Aaa /AAA ratings by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (Standard & Poor’s). Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our cost of funds and ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of our ability to issue consolidated obligations could also adversely affect our financial condition and results of operations and restrict our ability to make advances on acceptable terms or pay dividends to our members.

We rely on derivative instrument transactions to reduce our interest rate risk, and changes in our credit ratings may adversely affect our ability to enter into derivative instrument transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative instrument transactions on acceptable terms to reduce our interest rate risk. We currently have the highest credit rating of Aaa/AAA from Moody’s and Standard & Poor’s. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative instrument transactions with acceptable parties on satisfactory terms in the quantities necessary to manage our interest rate risk on consolidated obligations. This could negatively affect our financial condition and results of operations and impair our ability to make advances on acceptable terms or pay dividends to members.

We are governed by federal laws and regulations, which could change or be applied in a manner detrimental to our operations.

The FHLBanks are government-sponsored enterprises (GSEs), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Board, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on our ability to conduct business or our cost of doing business.

Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in the FHLBanks’ cost of funds, retained earnings requirements, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, or the size, scope, or nature of the FHLBanks’ lending, investment, or mortgage purchase program activities. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could also negatively affect our financial condition, results of operations, or ability to pay dividends to our members.

For example, the Finance Board has stated that it is developing a proposal for a more robust risk-based capital rule. This new rule could require an increase in the Bank’s retained earnings, which could reduce the Bank’s dividend for some period of time. Depending on the size and duration of any dividend reduction, this could have a negative impact on members’ demand for advances, which could also negatively affect our financial condition and results of operations.

Changes in the regulation of GSEs or our status as a GSE may adversely affect our business activities, future advances balances, the cost of debt issuance, and future dividend payments.

Many GSEs, such as Fannie Mae, Freddie Mac, and the FHLBank System, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. In addition, recent negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived their debt instruments as bearing increased risk. Restatements and related announcements by some FHLBanks may contribute to this pressure on FHLBank debt pricing.

As a result of this growth and perceived increase in risk, the FHLBank System may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this decrease in net interest margin, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could also negatively affect our financial condition, results of operations, and our ability to pay dividends to our members.

Changes in interest rates could significantly affect our financial condition, results of operations, or our ability to fund advances on acceptable terms, pay dividends to our members, or redeem or repurchase our capital stock.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations, and our ability to fund advances on acceptable terms, pay dividends to our members, and redeem or repurchase capital stock. Moreover, the impact of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer then expected at below-market yields when interest rates increase.

We have a high concentration of advances and capital with three members, and a loss or change of business activities with these members could adversely affect our results of operations, financial condition, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

We have a high concentration of advances and capital with three of our members. The loss of any of these members could result in a reduction of our total assets, capital, net income, and rate of dividends paid to our members. If one or more of these members were to prepay its advances (subject to our limitations on the amount of advances prepayments from a single member in a day or a month) or repay the advances as they came due, and no other advances were made to replace them, it could result in a reduction of our assets, capital and net income. The timing and magnitude of the impact of a reduction in the amount of advances would depend on a number of factors, including:

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

The rate of dividends paid to our members could also be adversely affected, depending on how effectively the Bank reduced its operating expenses as assets decreased, and the Bank may not be able to redeem or repurchase capital stock.

Our exposure to credit risk could adversely affect our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase our capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. A credit loss, if material, could have an adverse effect on our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

A failure in our pledged collateral protection could adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program, we require that the outstanding credit enhancement obligations of our members not covered through the purchase of supplemental mortgage insurance be fully collateralized. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral, generally based on a percentage of its market value. The devaluation or inability to liquidate the collateral in the event of a default by the obligor could cause a credit loss on advances and adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our ability to manage our liquidity position or our contingency liquidity plan may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, including independent access to the national and global credit markets, including the covered bond market. These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect our ability to have access to funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these effects could adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

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

Our efforts to make advances pricing attractive to our members may affect earnings.

A decision to lower advances prices to gain volume or increase the benefits to borrowing members could result in lower earnings, which could result in lower dividend payments to members.

Our members are governed by federal laws and regulations, which could change in a manner detrimental to their ability or motivation to invest in the Bank or to use our products and services.

Our members are all highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use Bank advances. Regulatory changes that make it less attractive to hold Bank stock or use Bank advances could negatively affect our financial condition, results of operations, or ability to pay dividends to our members.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advance and hedging activities. Although we have implemented a business resumption plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our ability to fund advances, member relations, risk management, and profitability, which could negatively affect our financial condition, results of operations, and ability to pay dividends to our members.

We could change our policies, programs, and agreements affecting our members.

We may change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the Affordable Housing Program (AHP), and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, and ability to pay dividends to our members. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

Economic downturns, including downturns in the real estate markets, and changes in federal monetary policy could have an adverse effect on our business and our results of operations.

Our business and results of operations are sensitive to the condition of the real estate markets, as well as general business and economic conditions. These conditions, which may also affect our members’ business and results of operations, include real estate values, mortgage originations, short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business. If any of these conditions worsen, our business and results of operations could be adversely affected. For example, a prolonged economic downturn could result in deterioration in our members’ credit characteristics, which could cause them to become delinquent or default on their advances. In addition, weakening real estate prices and adverse performance trends in the prime and subprime residential mortgage lending sector could reduce the value of collateral securing advances. This could increase the possibility of under-collateralization and increase the risk of loss in case of the failure of a member.

Our business and results of operations are also significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities.

The Finance Board has stated that it intends to address retained earnings in a future rule-making.

The Finance Board staff is exploring and developing a proposal for a more robust risk-based capital requirement. If and when this rule is issued, it may require an increase in the amount of the Bank’s retained earnings and may reduce the Bank’s dividend for some period of time. Depending on the size and duration of any dividend reduction, this could have a negative impact on members’ demand for advances.

The failure of the FHLBanks to set aside, in the aggregate, at least $100 million annually for the AHP could result in an increase in our AHP contribution, which could adversely affect our results of operations and ability to pay dividends to our members.

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year income for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than ten percent of our regulatory income to the AHP. An increase in our AHP contribution could adversely affect our results of operations and ability to pay dividends to our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Bank maintains its principal offices in leased premises totaling 88,727 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 10,266 square feet of space at 307 E. Chapman Avenue in Orange, California, and 1155 15th Street NW in Washington, D.C., as well as off-site business resumption facilities located in San Francisco, California, and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

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

The only matter submitted to a vote of members in 2006 was the election of directors occurring in the fourth quarter. The rules governing the election of directors were established by the Finance Board and are codified at 12 C.F.R. Part 915.

The Bank has 14 director positions, eight to be elected by the members of the Bank (or selected by the Board of Directors to fill mid-term vacancies) and six to be appointed by the Finance Board. The allocation of elective directorships by state is determined by the Finance Board each year under 12 U.S.C. Section 1427 and is based on the number of shares of capital stock required to be held by the members in each state in the Bank’s district at the end of the calendar year preceding the election.

The table below shows the total number of elective directorships designated by the Finance Board for each state in the Bank’s district for 2007 and the number of director positions filled in the Bank’s 2006 election of directors.

State	Total Elective Directorships for 2007	Directorships Elected in 2006
Arizona	1	0
California	4	2
Nevada	3	1

District total	8	3

The two California elective director positions and the Nevada elective director position filled in the 2006 election of directors have terms beginning on January 1, 2007.

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election for the two California elective director positions if it was a member located in California as of December 31, 2005 (the record date for the 2006 election). An institution was eligible to nominate a candidate and vote in the election for the Nevada elective director position if it was a member located in Nevada as of December 31, 2005. For each of the director positions, an institution eligible to vote could vote the number of shares of capital stock it was required to hold as of December 31, 2005, except that its vote for each director position could not exceed the average number of shares of capital stock required to be held by all of the member institutions in its state as of December 31, 2005. Eligible institutions participating in the election could not consolidate or divide their block(s) of eligible votes.

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

Out of 303 institutions eligible to vote in the 2006 California election, 184 participated, casting a total of 15,514,848 votes. Out of 25 institutions eligible to vote in the 2006 Nevada election, 16 participated, casting a total of 2,367,873 votes. The following individuals were elected to the two California directorships and the Nevada directorship for terms beginning January 1, 2007, and ending December 31, 2009:

Name	Member	Votes
California
James P. Giraldin	First Federal Bank of California Santa Monica, California	6,083,836

D. Tad Lowrey	Fullerton Community Bank Fullerton, California	5,339,279
Nevada
J. Benson Porter	Washington Mutual Bank Henderson, Nevada	2,258,125

Mr. Porter resigned from the Board of Directors, effective January 25, 2007, and the Board of Directors selected John F. Robinson to complete the remainder of his term.

The following directors serve on the Board of Directors:

Term Expires December 31,
Directors in elective directorships:
Arizona
W. Douglas Hile Chairman and Chief Executive Officer Meridian Bank, N.A. Wickenburg, Arizona	2007

California
Timothy R. Chrisman Officer Pacific Western Bank Santa Monica, California	2008

James P. Giraldin President and Chief Operating Officer First Federal Bank of California Santa Monica, California	2009

D. Tad Lowrey Vice President Fullerton Community Bank Fullerton, California	2009

Nevada
Reginald Chen Vice President Citibank, N.A. Las Vegas, Nevada	2008

David A. Funk Director and President Nevada Security Bank Reno, Nevada	2007

John F. Robinson Executive Vice President Washington Mutual Bank Henderson, Nevada	2009

Directors in appointive directorships:
Monte L. Miller Chief Executive Officer KeyState Corporate Management Las Vegas, Nevada	2007

Scott C. Syphax President and Chief Executive Officer Nehemiah Corporation of America Sacramento, California	2007

The Board of Directors has selected James F. Burr, executive vice president and treasurer of World Savings Bank, FSB, Oakland, California, to fill a vacant elected directorship, effective March 30, 2007.

The Board of Directors has four vacant appointed directorships to be filled by the Finance Board.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bank has a cooperative ownership structure. The members and certain former members own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members and are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank conducts its advances business exclusively with members. There is no established marketplace for the Bank’s stock. The Bank’s stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank’s capital requirements is set forth in Note 13 to the Financial Statements under “Item 15. Exhibits, Financial Statement Schedules.” At February 28, 2007, the Bank had 102.2 million shares of Class B stock held by 392 members and 1.0 million shares of Class B stock held by 12 former members.

The Bank’s dividend rates declared (annualized) are listed in the table below and are calculated based on the $100 per share par value. All dividends except fractional shares were paid in the form of additional shares of capital stock.

Quarter	2006 Rate	2005 Rate
First	5.03%	4.25%
Second	5.22	4.21
Third	5.54	4.58
Fourth	5.83	4.67

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

(Dollars in millions)	2006	2005	2004	2003	2002
Selected Balance Sheet Items at Yearend
Total Assets	$244,915	$223,602	$184,982	$132,390	$116,129
Advances	183,669	162,873	140,254	92,330	81,237
Mortgage Loans	4,630	5,214	6,035	6,445	262
Held-to-Maturity Securities	30,348	29,691	23,839	18,263	17,879
Federal Funds Sold	15,443	16,997	8,461	5,434	6,068
Consolidated Obligations:(1)
Bonds	199,300	182,625	148,109	92,751	95,822
Discount Notes	30,128	27,618	26,257	31,882	12,447
Capital Stock – Class B – Putable(2)	10,616	9,520	7,765	—	—
Capital Stock – Putable(2)	—	—	—	5,739	5,586
Total Capital	10,754	9,648	7,900	5,846	5,685

Selected Operating Results for the Year
Net Interest Income	$839	$683	$542	$445	$524
Other (Loss)/Income	(10)	(100)	(76)	55	(56)
Other Expense	90	81	68	60	70
Assessments	197	133	105	117	106

Net Income	$542	$369	$293	$323	$292

Selected Other Data for the Year
Net Interest Margin	0.37%	0.34%	0.34%	0.39%	0.43%
Operating Expenses as a Percent of Average Assets	0.03	0.04	0.04	0.05	0.04
Return on Assets	0.23	0.18	0.18	0.28	0.23
Return on Equity	5.40	4.22	4.23	5.90	4.73
Dividend Rate	5.41	4.44	4.07	4.29	5.45
Spread of Dividend Rate to Dividend Benchmark(3)	1.24	1.22	1.58	1.50	2.09
Dividend Payout Ratio(4)	98.47	102.96	93.19	71.09	112.57

Selected Other Data at Yearend
Capital to Assets Ratio(5)	4.44	4.34	4.30	4.42	4.90
Duration Gap (in months)	1	1	1	1	1

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended, or Federal Housing Finance Board (Finance Board) regulation, all of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Yearend	Par amount
2006	$951,990
2005	937,460
2004	869,242
2003	759,529
2002	680,695

(2)	On April 1, 2004, the Bank exchanged its capital stock – putable for capital stock – Class B – putable.
(3)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield (calculated as the average of the three-year and five-year Treasury note yields).
(4)	This ratio is calculated as dividends declared per share divided by net income per share.
(5)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock that is classified as a liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; the ability of the Bank to pay dividends or redeem or repurchase capital stock; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the ability of each of the other Federal Home Loan Banks (FHLBanks) to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s financial statements and notes, which begin on page 80.

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in the member base and in members’ credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. The Bank may also repurchase excess capital stock from members as their advances or balances of mortgage loans previously sold to the Bank decline. As a result of these strategies, the Bank has been able to achieve its mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank strives to pay a market rate return on its members’ investment in the Bank’s capital and assesses the effectiveness of its market rate return policy by comparing the dividend rate on its capital stock to a benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the Treasury note yield (calculated as the average of the three-year and five-year Treasury note yields). The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s dividend rate for 2006 was 5.41%, compared to 4.44% for 2005. The increase in the dividend rate reflects a higher yield on invested capital during 2006 compared to 2005. The spread between the dividend rate and the dividend benchmark was 1.24% for 2006, slightly higher than the spread for 2005, which was 1.22%.

Net income for 2006 rose $173 million, or 47%, to $542 million, from $369 million in 2005. The increase primarily reflected growth in net interest income, as well as differences in fair value adjustments.

Net interest income for 2006 rose $156 million, or 23%, to $839 million from $683 million for 2005. The increase in net interest income was primarily driven by the effect of higher interest rates on higher average capital balances, combined with higher average interest-earning assets.

During 2006, total assets grew $21.3 billion, or 10%, to $244.9 billion from $223.6 billion, chiefly as a result of growth in advances. Members increased their outstanding advances by $20.8 billion, or 13%, to $183.7 billion from $162.9 billion.

Net income also reflects the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments, which resulted in net fair value gains of $9 million in 2006, compared to net fair value losses of $44 million in 2005. The $9 million net fair value gains in 2006 consisted of $7 million in net unrealized fair value gains and $2 million in net gains on the termination of hedges related to consolidated obligations. Most of the $44 million net fair value losses in 2005 consisted of unrealized fair value adjustments, which reflected the reversal of unrealized fair value gains from prior periods. Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. For these derivatives and hedged items, net unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have hedging relationships that are terminated prior to maturity or prior to the exercised call or put dates. The impact of terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may sell trading securities prior to maturity, which may also result in a realized gain or loss.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank intends to retain its existing portfolio of mortgage loans. Most of the growth in the MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. In particular, mortgage loan purchase activity was low during 2005 and the first nine months of 2006 because (i) originations of conforming fixed rate mortgage loans were lower in these periods than in prior years, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets. The Bank’s last purchase commitment expired on February 15, 2007.

Results of Operations

Comparison of 2006 to 2005

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2006, 2005, and 2004, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2006				2005				2004
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$10,897		$558	5.12%	$4,651		$151	3.25%	$4,228		$61	1.44%
Securities purchased under agreements to resell	743		35	4.71	1,031		37	3.59	2,554		33	1.29
Federal funds sold	10,582		522	4.93	12,705		424	3.34	7,994		111	1.39
Trading securities
MBS	104		6	5.77	253		14	5.53	365		21	5.75
Other investments	—		—	—	23		1	4.35	494		7	1.42
Held-to-maturity securities
MBS	26,504		1,341	5.06	23,849		1,028	4.31	18,252		666	3.65
Other investments	3,088		159	5.15	2,429		84	3.46	2,634		40	1.52
Mortgage loans	4,931		243	4.93	5,634		280	4.97	6,306		309	4.90
Advances(1)	172,494		8,777	5.09	151,327		5,092	3.36	115,530		1,841	1.59
Deposits for mortgage loan program with other FHLBank	—		—	4.94	—		—	2.93	4		—	1.10
Loans to other FHLBanks	5		—	4.94	6		—	3.47	12		—	1.17

Total interest-earning assets	229,348		11,641	5.08	201,908		7,111	3.52	158,373		3,089	1.95
Other assets(2)	2,235		—	—	1,995		—	—	1,944		—	—

Total Assets	$231,583		$11,641	5.03%	$203,903		$7,111	3.49%	$160,317		$3,089	1.93%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$197,966		$9,799	4.95%	$170,312		$5,709	3.35%	$122,551		$2,164	1.77%
Discount notes(1)	19,915		980	4.92	22,102		700	3.17	28,528		376	1.32
Deposits	395		18	4.56	554		16	2.89	584		6	1.03
Borrowings from other FHLBanks	4		—	4.86	10		—	2.74	3		—	1.30
Mandatorily redeemable capital stock	76		4	5.41	50		2	4.44	13		1	4.07
Other borrowings	13		1	7.69	17		1	5.88	6		—	1.57

Total interest-bearing liabilities	218,369		10,802	4.95	193,045		6,428	3.33	151,685		2,547	1.68
Other liabilities(2)	3,181		—	—	2,120		—	—	1,735		—	—

Total Liabilities	221,550		10,802	4.88	195,165		6,428	3.29	153,420		2,547	1.66
Total Capital	10,033		—	—	8,738		—	—	6,897		—	—

Total Liabilities and Capital	$231,583		$10,802	4.66%	$203,903		$6,428	3.15%	$160,317		$2,547	1.59%

Net Interest Income			$839				$683				$542

Net Interest Spread(3)				0.13%				0.19%				0.27%

Net Interest Margin(4)				0.37%				0.34%				0.34%

Total Average Assets/Capital Ratio(5)	22.9	x			23.2	x			23.2	x

Interest-earning Assets/ Interest-bearing Liabilities	1.1	x			1.0	x			1.0	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2006 compared to 2005. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2006 Compared to 2005

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$407	$285	$122
Securities purchased under agreements to resell	(2)	(12)	10
Federal funds sold	98	(80)	178
Trading securities:
MBS	(8)	(9)	1
Other investments	(1)	(1)	—
Held-to-maturity securities:
MBS	313	122	191
Other investments	75	27	48
Mortgage loans	(37)	(35)	(2)
Advances(2)	3,685	791	2,894

Total interest-earning assets	4,530	1,088	3,442

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	4,090	1,039	3,051
Discount notes(2)	280	(75)	355
Deposits	2	(5)	7
Mandatorily redeemable capital stock	2	1	1
Other borrowings	—	—	—

Total interest-bearing liabilities	4,374	960	3,414

Net interest income	$156	$128	$28

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin increased 3 basis points during 2006 compared to 2005. The increase reflects a higher yield on invested capital, partially offset by lower profit spreads on the combined mortgage loan and mortgage-backed securities (MBS) portfolios.

The net interest spread was 6 basis points lower during 2006 compared to 2005 primarily because of the increased volume of lower-spread advances and non-MBS investments relative to the overall asset mix.

Net Interest Income.  Net interest income for 2006 rose $156 million, or 23%, to $839 million from $683 million for 2005. The increase was primarily driven by the effect of higher interest rates on higher average capital balances, combined with higher average interest-earning assets, particularly advances, interest-bearing deposits in banks, and MBS investments.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $577 million to the increase in interest income in 2006 compared to 2005. Of this increase, $358 million was attributable to higher average yields on investments, and $219 million was attributable to a 21% rise in average non-MBS investment balances, primarily in interest-bearing deposits in banks.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $268 million in 2006 compared to 2005. Of this increase, $192 million was attributable to higher average yields on MBS investments and $113 million was attributable to a 10% increase in average MBS outstanding, partially offset by a $35 million decrease as a result of lower average mortgage loans outstanding and a $2 million decrease as a result of lower average yields on mortgage loans. The increase was net of the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which increased interest income by $15 million in 2006 and decreased interest income by $7 million in 2005.

Interest income from advances increased $3.7 billion, which consisted of $791 million from a 14% increase in average advances outstanding, reflecting higher member demand during 2006 relative to 2005, and $2.9 billion as a result of higher average yields because of increases in interest rates for new advances, adjustable rate advances repricing at higher rates, and paydowns and maturities of lower-yielding advances.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 13% from 2005 to 2006, resulting in a $4.4 billion increase in interest expense for 2006 relative to 2005. Higher average balances of consolidated obligation bonds, which were issued primarily to finance growth in intermediate-term advances, contributed $1.0 billion to the increase in interest expense during 2006, while lower average balances of consolidated obligation discount notes offset the increase in interest expense by $75 million. In addition, higher interest rates on consolidated obligations outstanding in 2006 compared to 2005 contributed $3.4 billion to the increase in interest expense.

The significant growth in average interest-earning asset portfolios and net interest income during 2006 compared to 2005 was driven primarily by member demand for advances and increased investment in MBS. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income.  Other (loss)/income was a net loss of $10 million in 2006 compared to a net loss of $100 million in 2005. The decreased loss was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (together referred to as “SFAS 133”).

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

In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2006 and 2005.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2006 Compared to 2005

(In millions)	2006					2005
	Gain/(Loss)			Net Interest Expense on		Gain/(Loss)			Net Interest Expense On	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Economic Hedges
Advances	$2	$—	$(9)	$7	$—	$1	$—	$(6)	$(6)	$(11)
Consolidated obligations	(6)	(1)	26	(34)	(15)	(52)	(1)	(1)	(32)	(86)
MBS	—	—	1	—	1	—	—	14	(6)	8

Total	$(4)	$(1)	$18	$(27)	$(14)	$(51)	$(1)	$7	$(44)	$(89)

During 2006, net losses on derivatives and hedging activities totaled $14 million compared to net losses of $89 million in 2005. These amounts included net interest expense on derivative instruments used in economic hedges of $27 million in 2006 and $44 million in 2005. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $27 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net gains of $13 million in 2006. The $13 million net gains consisted of unrealized net gains of $17 million attributable to the hedges related to consolidated obligations, net gains of $2 million on the termination of hedges related to consolidated obligations, and unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading, partially offset by unrealized net losses of $7 million attributable to the hedges related to advances.

Excluding the $44 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $45 million in 2005. The $45 million net losses consisted of net losses of $54 million attributable to the hedges related to consolidated obligations, partially offset by net gains of $14 million attributable to the economic hedges related to MBS classified as trading and net losses of $5 million attributable to the hedges related to advances.

Other income also includes the amortization of deferred gains resulting from the 1999 sale of the Bank’s office building in San Francisco, which totaled $1 million in both 2006 and 2005. The remaining unamortized amount of the deferred gain on the sale of the building was $7 million at December 31, 2006, and $8 million at December 31, 2005. In addition, fees earned on standby letters of credit were $1 million in both 2006 and 2005.

Other Expense.  Other expenses were $90 million in 2006 compared to $81 million in 2005, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was in response to increased business risk management needs and transaction volume and complexity, as well as increased compliance requirements as a result of the Bank’s registration with the Securities and Exchange Commission (SEC).

Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP) Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the Resolution Funding Corporation (REFCORP). The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. In addition, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank’s AHP provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP, but after the assessment for the REFCORP. To the extent that the aggregate 10% calculation is less than $100 million, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $295 million, $282 million, and $225 million for their AHPs in 2006, 2005, and 2004, respectively, and there was no AHP shortfall in any of those years.

To fund the REFCORP, each FHLBank is required to pay 20% of GAAP income after the assessment for the AHP, but before the assessment for the REFCORP. The FHLBanks will continue to record an expense for the REFCORP assessments until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be fully satisfied. The Federal Housing Finance Board (Finance Board) in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation.

The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and on interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual aggregate quarterly payment by all 12 FHLBanks falls short of $75 million.

The FHLBanks’ aggregate payments through 2006 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3 million of the $75 million scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 million annual payments after December 31, 2006.

The scheduled payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if the extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

In addition to the FHLBanks’ responsibility to fund the REFCORP, the FHLBank presidents are appointed on a rotating basis to serve as two of the three directors on the REFCORP directorate.

The Bank set aside $61 million for the AHP in 2006, compared to $41 million in 2005, reflecting higher earnings in 2006. The Bank’s total REFCORP assessments equaled $136 million in 2006, compared to $92 million in 2005. The total assessments in 2006 and 2005 reflect the Bank’s effective “tax” rate on pre-assessment income of 27%.

Return on Equity.  Return on equity (ROE) was 5.40% in 2006, an increase of 118 basis points from 4.22% in 2005. The increase reflected the 47% rise in net income, to $542 million in 2006 from $369 million in 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 15% to $10.0 billion in 2006 from $8.7 billion in 2005.

Dividends.  The Bank’s dividend rate for 2006 was 5.41%, compared to 4.44% for 2005. The increase in the dividend rate reflects a higher yield on invested capital during 2006 compared to 2005. The spread between the dividend rate and the dividend benchmark was 1.24% for 2006, slightly higher than the spread for 2005, which was 1.22%.

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2006, advances maturing within five years totaled $175.1 billion, significantly in excess of the $0.6 billion of member deposits on that date. At December 31, 2005, advances maturing within five years totaled $159.9 billion, also significantly in excess of the $0.4 billion of member deposits on that date. In addition, as of December 31, 2006 and 2005, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from SFAS 133. Retained earnings restricted in accordance with this provision totaled $26 million at December 31, 2006, and $44 million at December 31, 2005. In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As SFAS 133 cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased; that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of the SFAS 133 category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of the SFAS 133 cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. To provide for this buildup of retained earnings, the Bank retained from current earnings $30 million in 2006 and $30 million in 2005, which reduced the annualized dividend rate by 31 basis points in 2006 and by 35 basis points in 2005. These amounts represented 5% and 7% of net income excluding the effects of SFAS 133 for 2006 and 2005, respectively. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $117 million at December 31, 2006, and $87 million at December 31, 2005, and was targeted to reach $130 million by the end of the third quarter of 2007. On December 1, 2006, the Board of Directors voted to implement amendments to the Retained Earnings and Dividend Policy that increased the target for the buildup of retained earnings other than

SFAS 133 gains to $296 million, and changed the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The policy became effective as of January 1, 2007, for dividend periods beginning on and after that date. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target in the second quarter of 2010. (For further information regarding this policy, see Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy.”)

The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter, subject to the requirements and restrictions of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and applicable Finance Board requirements.

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice.

The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time.

Comparison of 2005 to 2004

The Bank’s dividend rate for 2005 was 4.44%, compared to 4.07% in 2004. The increase in the dividend rate was primarily due to a higher yield on invested capital, partially offset by lower net interest spreads during 2005 compared to 2004, including narrower profit spreads on the mortgage portfolio driven in part by retrospective adjustments for the amortization of net purchase premiums in accordance with SFAS 91.

The spread between the dividend rate and the dividend benchmark decreased to 1.22% for 2005 from 1.58% for 2004. The decrease was due, in part, to the decline in the net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in 2005 relative to 2004 caused an increase in both the dividend benchmark and the yield on invested capital. However, the increase in REFCORP and AHP assessments caused the yield on invested capital after assessments to increase by a smaller amount than the benchmark yield, resulting in a lower spread between the dividend rate and the dividend benchmark.

Total assets grew to $223.6 billion at December 31, 2005, from $185.0 billion at December 31, 2004. This growth was attributable to an increase in advances to $162.9 billion from $140.3 billion; an increase in Federal funds sold to $17.0 billion from $8.5 billion; and an increase in held-to-maturity securities, primarily MBS, to $29.7 billion from $23.8 billion.

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

Change in Net Interest Income: Rate/Volume Analysis

2005 Compared to 2004

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$90	$12	$78
Securities purchased under agreements to resell	4	(55)	59
Federal funds sold	313	151	162
Trading securities:
MBS	(7)	(6)	(1)
Other investments	(6)	(20)	14
Held-to-maturity securities:
MBS	362	239	123
Other investments	44	(6)	50
Mortgage loans	(29)	(33)	4
Advances(2)	3,251	1,152	2,099

Total interest-earning assets	4,022	1,434	2,588

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	3,545	1,549	1,996
Discount notes(2)	324	(198)	522
Deposits	10	(1)	11
Mandatorily redeemable capital stock	1	1	—
Other borrowings	1	1	—

Total interest-bearing liabilities	3,881	1,352	2,529

Net interest income	$141	$82	$59

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

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

Interest income on non-MBS investments (interest-bearing deposits in banks, resale agreements, Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $445 million to the increase in interest income in 2005 compared to 2004. Of this increase, $363 million was attributable to higher average yields on investments and $82 million was attributable to a 16% rise in average non-MBS investment balances, primarily in Federal funds sold.

Interest income from the mortgage portfolio (MBS and mortgage loans) increased $326 million in 2005 compared to 2004. Of this increase, $233 million was attributable to a 29% increase in average MBS outstanding, $122 million was attributable to higher average yields on MBS investments, and $4 million was attributable to higher average yields on mortgage loans, partially offset by a $33 million decrease as a result of lower average mortgage loans outstanding. The increase was further offset by the impact in 2005 of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased interest income by $7 million in 2005 compared to a decrease of $0.4 million in 2004.

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

Other (Loss)/Income.  Other (loss)/income was a net loss of $100 million in 2005, compared to a net loss of $76 million in 2004. The increased loss was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133. Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at fair value so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2005 and 2004.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2005 Compared to 2004

(In millions)	2005					2004
	Gain/(Loss)			Net Interest Expense on		Gain/(Loss)			Net Interest Expense On	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Economic Hedges
Advances	$1	$—	$(6)	$(6)	$(11)	$10	$—	$2	$(5)	$7
Consolidated obligations	(52)	(1)	(1)	(32)	(86)	(29)	—	12	(56)	(73)
MBS	—	—	14	(6)	8	—	—	12	(15)	(3)
Mortgage loan purchase commitments	—	—	—	—	—	—	—	(1)	—	(1)
Intermediated	—	—	—	—	—	—	—	—	1	1

Total	$(51)	$(1)	$7	$(44)	$(89)	$(19)	$—	$25	$(75)	$(69)

In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may sell trading securities prior to maturity, which may also result in a realized gain or loss.

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

Excluding the $75 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily net unrealized gains of $6 million in 2004. The $6 million net gains consisted of gains of $12 million attributable to the economic hedges related to MBS classified as trading and $12 million attributable to the hedges related to advances, in which the Bank primarily paid a fixed rate coupon, losses of $17 million attributable to the hedges related to consolidated obligations, in which the Bank primarily received a fixed rate coupon, reflecting a steady rise in interest rates during 2004, and losses of $1 million attributable to mortgage loan purchase commitments.

Other income also includes the amortization of deferred gains resulting from the 1999 sale of the Bank’s office building in San Francisco, which totaled $1 million in 2005 and $2 million in 2004. The remaining unamortized amount of the deferred gain on the sale of the building was $8 million at December 31, 2005, and $9 million at December 31, 2004. In addition, fees earned on standby letters of credit were $1 million in both 2005 and 2004.

Other Expense.  Other expenses were $81 million in 2005 compared to $68 million in 2004, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was in response to increased business risk management needs and transaction volume and complexity, as well as increased compliance requirements as a result of the Bank’s registration with the SEC.

Return on Equity.  ROE was 4.22% in 2005, an increase of 1 basis point from 4.23% in 2004, as the growth in average capital slightly outpaced the growth in net income. Average capital increased 27%, to $8.7 billion in 2005 from $6.9 billion in 2004. Net income increased 26%, to $369 million in 2005 from $293 million in 2004.

Dividends.  The Bank’s dividend rate was 4.44% for 2005, compared to 4.07% in 2004. The increase in the dividend rate was primarily due to a higher yield on invested capital, partially offset by lower net interest spreads during 2005 compared to 2004, including narrower profit spreads on the mortgage portfolio driven in part by retrospective adjustments for the amortization of net purchase premiums in accordance with SFAS 91.

To provide for a $130 million buildup of retained earnings as discussed above in “Results of Operations – Comparison of 2006 to 2005 – Dividends,” the Bank retained earnings of $30 million in 2005 and $28 million in 2004, which reduced the dividend rate by 35 basis points in 2005 and by 41 basis points in 2004. The retained earnings restricted in accordance with this provision totaled $87 million at December 31, 2005, and $50 million at December 31, 2004

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 million at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. This provision was no longer needed because the Bank generally hedges fixed rate advances with fixed rate interest rate swaps, which, in effect, converts these advances to floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision became part of the $130 million buildup of restricted retained earnings discussed above.

Financial Condition

Total assets were $244.9 billion at December 31, 2006, a 10% increase from $223.6 billion at December 31, 2005. Average total assets were $231.6 billion for 2006, a 14% increase compared to $203.9 billion for 2005. These increases were largely driven by growth in advances and interest-bearing deposits in banks.

Total liabilities were $234.2 billion at December 31, 2006, a 9% increase from $214.0 billion at December 31, 2005. Average total liabilities were $221.6 billion for 2006, a 14% increase compared to $195.2 billion for 2005. The increases in liabilities reflect increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $229.4 billion at December 31, 2006, and $210.2 billion at December 31, 2005. Average consolidated obligations were $217.9 billion in 2006 and $192.4 billion in 2005.

As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $952.0 billion at December 31, 2006, and $937.5 billion at December 31, 2005.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of additional regulatory actions taken at these or other FHLBanks.

As of December 31, 2006, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of December 31, 2006, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. On September 21, 2006, Standard & Poor’s upgraded the FHLBank of New York’s long-term credit rating from AA+ to AAA and removed the FHLBank of Des Moines from CreditWatch. As of December 31, 2006, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2006, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 15 to the Financial Statements.

Advances-Related Business.  The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $213.3 billion (87% of total assets) at December 31, 2006, from $191.2 billion (85% of total assets) at December 31, 2005, an increase of $22.1 billion, or 12%. The increase was primarily due to higher demand for advances by the Bank’s members and an increase in interest-bearing deposits in banks, partially offset by a decrease in Federal funds sold.

Adjusted net interest income for this segment was $646 million in 2006, an increase of $168 million, or 35%, compared to $478 million in 2005. The increase was primarily due to an increase in average advances and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment was $478 million in 2005, an increase of $163 million, or 52%, compared to $315 million in 2004. The increase was primarily due to an increase in average advances and capital balances and a higher yield on invested capital. The increase was partially offset by a decline in net advance prepayment fees, which decreased $6 million, to $1 million in 2005 from $7 million in 2004. Higher interest rates at the time of the advance prepayments relative to interest rates at the time the advances were originally transacted led to lower prepayment fees on advances prepaid during 2005. In addition, a lower volume of advances was prepaid in 2005 compared to 2004. Members prepaid $1.2 billion of advances in 2005, compared to $2.3 billion in 2004.

Adjusted net interest income for this segment represented 80%, 75%, and 67% of total adjusted net interest income for 2006, 2005, and 2004, respectively.

Advances – Advances outstanding increased 13%, to $183.7 billion at December 31, 2006, from $162.9 billion at December 31, 2005. Advances outstanding included unrealized fair value losses of $176 million at December 31, 2006, and unrealized fair value losses of $339 million at December 31, 2005. The decrease in the unrealized fair value losses of hedged advances from December 31, 2005, to December 31, 2006, was primarily attributable to the reversal of prior period unrealized losses from maturing advances, offset by net unrealized losses resulting from the impact of higher interest rates on the fair value of hedged advances during 2006.

The components of the advances portfolio at December 31, 2006 and 2005, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	2006	2005
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)	$112,163	$83,775
Adjustable – other indices	2,677	2,479
Fixed	46,602	40,824
Daily variable rate	6,799	5,460

Subtotal	168,241	132,538

Customized advances:
Adjustable – amortizing	—	7
Adjustable – Constant Maturity Swap	—	1,750
Adjustable – LIBOR, with caps and/or floors	515	37
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	8,574	13,825
Adjustable – 3-month T-bill average	—	8,000
Adjustable – 12-month Moving Treasury Average	—	1,750
Fixed – amortizing	803	841
Fixed with PPS(1)	1,915	960
Fixed – callable at member’s option	1,275	971
Fixed – putable at Bank’s option	2,157	2,528
Fixed – putable at Bank’s option with PPS(1)	368	—

Subtotal	15,607	30,669

Total par value	183,848	163,207
SFAS 133 valuation adjustments	(176)	(339)
Net unamortized premiums	(3)	5

Total	$183,669	$162,873

(1)	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

During 2006, adjustable rate advances increased by $12.3 billion, fixed rate advances increased by $7.0 billion, and variable rate overnight advances increased by $1.3 billion.

Advances outstanding to the Bank’s three largest members totaled $130.0 billion at December 31, 2006, a net increase of $14.7 billion from $115.3 billion at December 31, 2005. Of this increase, $41.7 billion was attributable to one large member, which continued to use advances to fund asset growth, while advances to two other large members decreased by $26.9 billion. A net increase in advances outstanding to other members of varying asset sizes and charter types also contributed to the overall growth in advances. In total, 162 institutions increased their advances during 2006, while 89 institutions decreased their advances.

Average advances were $172.5 billion in 2006, a 14% increase from $151.3 billion in 2005. The increase in average advances reflected members’ continued use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to generate earnings to enable the Bank to increase the dividends paid to members. The Bank’s total non-MBS investment portfolio was

$28.5 billion as of December 31, 2006, an increase of $1.1 billion, or 4%, from $27.4 billion as of December 31, 2005. Interest-bearing deposits in banks increased $2.4 billion, while Federal funds sold decreased $1.6 billion, as the Bank shifted the form of its investments to negotiable certificates of deposit to facilitate intraday cash management. In addition, commercial paper increased $1.0 billion and discount notes issued by Fannie Mae and Freddie Mac increased $0.1 billion, while resale agreements decreased $0.6 billion and housing finance agency bonds decreased $0.2 billion.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $21.0 billion, or 12%, from $181.5 billion at December 31, 2005, to $202.5 billion at December 31, 2006. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

To meet the specific needs of certain investors, fixed and adjustable rate consolidated obligation bonds may contain embedded call options or other features that result in complex coupon payment terms. When these consolidated obligation bonds are issued on behalf of the Bank, typically the Bank simultaneously enters into interest rate exchange agreements with features that offset the complex features of the bonds and, in effect, convert the bonds to adjustable rate instruments tied to an index, primarily LIBOR. For example, the Bank uses fixed rate callable bonds that are typically offset with interest rate exchange agreements with call features that offset the call options embedded in the callable bonds. This combined financing structure enables the Bank to meet its funding needs at costs not generally attainable solely through the issuance of comparable term non-callable debt.

At December 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.9 billion, of which $40.2 billion were hedging advances and $224.7 billion were hedging consolidated obligations. At December 31, 2005, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $231.0 billion, of which $56.2 billion were hedging advances and $174.8 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of December 31, 2006 and 2005.

Market Instrument	2006	2005
Federal Reserve target rate for overnight Federal funds	5.25%	4.25%
3-month Treasury bill	5.01	4.08
3-month LIBOR	5.36	4.54
2-year Treasury note	4.81	4.40
5-year Treasury note	4.69	4.35

The costs of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in 2006 were higher than the costs of comparable bonds and discount notes issued in 2005, consistent with the general rise in short- and intermediate-term market interest rates.

The relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved modestly in 2006 from 2005 levels because of continued strong investor demand for intermediate-term GSE debt.

The average cost of FHLBank System auctioned discount notes relative to comparable term LIBOR rates improved by approximately 0.004% in 2006. For the same time horizon, the average cost of all auctioned and negotiated bonds relative to rates of LIBOR-indexed interest rate swaps improved by approximately 0.025%.

At December 31, 2006, the Bank had $122.6 billion of swapped non-callable bonds and $43 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2005, the Bank had $100.0 billion of swapped non-callable bonds and $47.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 81% of the Bank’s total consolidated obligation bonds outstanding. The Bank increased its swapped non-callable bonds outstanding by $22.6 billion in 2006, as investors exhibited stronger demand for the FHLBank System’s non-callable fixed rate and adjustable rate bonds compared to callable bonds.

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

At December 31, 2006, assets associated with this segment were $31.7 billion (13% of total assets), a decrease of $0.7 billion, or 2%, from $32.4 billion at December 31, 2005. The decrease was due to lower mortgage loan balances, which decreased $0.6 billion to $4.6 billion at December 31, 2006, from $5.2 billion at December 31, 2005, and lower investments in MBS, which decreased $0.2 billion to $26.9 billion at December 31, 2006, from $27.1 billion at December 31, 2005.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. Most of the growth in the MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. Average mortgage loans decreased $0.7 billion in both 2006 and 2005. Mortgage loan purchase activity was low during 2006 and 2005 because (i) the originations of conforming fixed rate mortgage loans were lower in these periods, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets. The Bank’s last purchase commitment expired on February 15, 2007.

Average MBS investments increased $2.5 billion in 2006 to $26.6 billion in 2006 compared to $24.1 billion in 2005. The increase in average MBS investments reflects the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly in 2006 and 2005 because of the growth in advances.

Adjusted net interest income for this segment was $166 million in 2006, an increase of $5 million, or 3%, from $161 million in 2005. The increase was primarily the result of increased earnings on MBS as a result of higher average MBS outstanding and the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased adjusted net interest income by $15 million in 2006 and decreased adjusted net interest income by $7 million in 2005.

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

Adjusted net interest income for this segment represented 20%, 25%, and 33% of total adjusted net interest income for 2006, 2005, and 2004, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from eligible members. Under the program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

Mortgage loans purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Under the MPF Program, a conforming loan is one that does not exceed the conforming loan limits for loans purchased by Fannie Mae based on data published by the Finance Board and on supervisory guidance issued by the Office of Federal Housing Enterprise Oversight. All MPF loans are secured by owner-occupied, one- to four-unit residential properties and single-unit second homes.

The MPF Servicing Guide establishes the MPF Program requirements for loan servicing and servicer eligibility. The member made representations that all mortgage loans delivered to the Bank had the characteristics of an investment quality mortgage. An investment quality mortgage is a loan that is made to a borrower from whom repayment of the debt can be expected, is adequately secured by real property, and was originated and is being serviced in accordance with the MPF Origination Guide and MPF Servicing Guide or an approved waiver.

The Federal Home Loan Bank (FHLBank) of Chicago, which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank.

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

At December 31, 2006 and 2005, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2006 and 2005, were as follows:

(In millions)	2006	2005
MPF Plus	$4,210	$4,751
Original MPF	438	482

Subtotal	4,648	5,233
Unamortized premiums	5	18
Unamortized discounts	(23)	(37)

Total	$4,630	$5,214

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2006 and 2005, only the FHLBank of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents purchases of MPF loans during 2006, 2005, and 2004. The table shows MPF loans purchased and wholly owned by the Bank and MPF loans purchased by the Bank with participation interests allocated to the Bank and the FHLBank of Chicago:

Purchases of Mortgage Loans

(Dollars in millions)	2006	2005	2004
Amounts purchased and wholly owned by the Bank	$18	$68	$159
Participation amounts purchased by FHLBank:
San Francisco	—	3	280
Chicago	—	1	93

Total amount purchased	$18	$72	$532

Number of loans purchased:
Number of loans purchased and wholly owned by the Bank	85	339	882
Number of loans participated	—	17	2,177

Total number of loans purchased	85	356	3,059

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2006 and 2005.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2006	2005
Outstanding amounts wholly owned by the Bank	$2,822	$3,126
Outstanding amounts with participation interests by FHLBank:
San Francisco	1,826	2,107
Chicago	1,040	1,186

Total	$5,688	$6,419

Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	15,845	17,021
Number of outstanding loans participated	18,268	20,088

Total number of loans outstanding	34,113	37,109

The FHLBank of Chicago’s loan participation interest included a total of $2 billion of loan purchase transactions since inception in which the Bank allowed the FHLBank of Chicago to participate in lieu of receiving a program contribution fee from the Bank at the time the Bank joined the MPF Program. Under this arrangement, the Bank allowed the FHLBank of Chicago a 50% participation interest in the first $600 million of loans purchased by the Bank from its eligible members. When the cumulative amount of the FHLBank of Chicago’s participation share reached approximately $300 million, the amount of participation interest allocated to the FHLBank of Chicago on new purchases was reduced to a 25% participation interest.

Beginning in March 2004, for loans purchased after December 31, 2003, the Bank began paying monthly transaction services fees of 5 basis points (annualized) to the FHLBank of Chicago. The transaction services fees are calculated each month on the aggregate outstanding balance of the Bank’s retained interest in loans at the end of the previous month. These transaction services fees were not material in 2006, 2005, and 2004.

Under the Bank’s agreement with the FHLBank of Chicago, the credit risk is shared pro-rata between the two FHLBanks according to: (i) their respective ownership of the loans in each Master Commitment for MPF Plus and (ii) their respective participation shares of the First Loss Account for the Master Commitment for Original MPF. The Bank is responsible for credit oversight of the member, which consists of monitoring the financial condition of the member on a quarterly basis and holding collateral to secure the member’s outstanding credit enhancement obligations. Monitoring of the member’s financial condition includes an evaluation of its capital, assets, management, earnings, and liquidity.

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

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.7 million as of December 31, 2006, and $0.5 million as of December 31, 2005.

The Bank evaluates the allowance for credit losses on MPF Plus mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for potential credit losses on MPF Plus loans. As of December 31, 2006, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure. As of December 31, 2005, the Bank had established an allowance for credit losses for the MPF Plus mortgage loan portfolio for these loans totaling $0.2 million.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2006 and 2005, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $26.9 billion, or 248% of Bank capital (as defined by the Finance Board), at December 31, 2006, compared to $27.1 billion, or 279% of Bank capital, at December 31, 2005. The Bank’s MBS portfolio decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during 2006 were AAA-rated non-agency MBS. For these purchases, the Bank, on average, obtained about 2.5 times the credit enhancement required by the rating agencies for AAA-rated investments.

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

•

MBS interest rate risk parameters: The Bank is prohibited from purchasing both adjustable rate MBS with rates at their contractual cap on the trade date and fixed rate MBS that have average lives that vary more than six years under an assumed instantaneous interest rate change of 300 basis points. In addition, the Bank is prohibited from purchasing MBS that represent residual interests or interest-only securities in a real estate mortgage investment conduit (REMIC) structure.

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has primarily managed these risks by predominantly purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

In accordance with the provisions of SFAS 133, interest rate exchange agreements associated with held-to-maturity securities are non-hedge qualifying. The transition provisions of SFAS 133 allowed the Bank to transfer any securities classified as held-to-maturity to trading. The Bank transferred its portfolio of economically hedged MBS to the trading securities category on January 1, 2001; as a result, the unrealized fair value gains or losses on these MBS partially offset the unrealized losses or gains on the associated interest rate exchange agreements. During 2006 and 2005, this designation required the Bank to mark certain MBS to fair value through earnings (for net unrealized losses of $0.4 million and $14 million, respectively) to partially offset the mark-to-fair value of the associated interest rate exchange agreements (for net unrealized gains of $0.6 million and $13 million, respectively), for a net unrealized gain of $0.2 million and a net unrealized loss of $1 million, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.7 billion, or 2%, from $32.4 billion at December 31, 2005, to $31.7 billion at December 31, 2006, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At December 31, 2006, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $11.5 billion, all of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At December 31, 2006, $8.2 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

During the last several years, the Bank experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $183.7 billion at December 31, 2006. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $10.6 billion at December 31, 2006, as the balances of both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $121.1 billion, from $108.3 billion at December 31, 2002, to $229.4 billion at December 31, 2006.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balances of outstanding advances increase (and formerly, as it sold mortgage loans to the Bank). The activity-based capital stock requirement is currently 4.7% for advances and 5% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum capital to assets leverage requirement is currently 4.0%. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As changing member credit needs result in reduced advances and as mortgage loan balances decline, members will have capital stock in excess of the amount required by the capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s excess capital stock if the member reduces its advances or the balance of mortgage loans it has sold to the Bank decreases. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, and deposit growth, and the pricing of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis and operating expenditures as they come due and to support its members’ daily liquidity needs. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Capital

Total capital as of December 31, 2006, was $10.8 billion, an 11% increase from $9.6 billion as of December 31, 2005. This increase was consistent with the rise in advances during 2006, and primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

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

On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Limitation on Issuance of Excess Stock.”

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

The Bank repurchased surplus capital stock totaling $1.3 billion in 2006 and $728 million in 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1.6 billion in 2006 and $59 million in 2005. Excess capital stock totaled $1.1 billion as of December 31, 2006, which included surplus capital stock of $382 million. On January 31, 2007, the Bank repurchased $330 million of surplus capital stock and $474 million of excess capital stock that was not surplus capital stock.

When the Bank repurchases excess stock from a member, the Bank first repurchases any excess stock subject to a redemption notice submitted by that member, followed by the most recently purchased shares of excess stock not subject to a redemption notice, then by the shares of excess stock most recently acquired other than by purchase and not subject to a redemption notice, unless the Bank receives different instructions from the member.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2006 and 2005.

Regulatory Capital Requirements

	2006		2005
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,182	$10,865	$862	$9,698
Total capital to assets ratio	4.00%	4.44%	4.00%	4.34%
Total regulatory capital	$9,797	$10,865	$8,944	$9,698
Leverage ratio	5.00%	6.65%	5.00%	6.51%
Leverage capital	$12,246	$16,298	$11,180	$14,547

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLBank Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies.

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

Concentration Risk

Advances.  The following table presents the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of December 31, 2006, 2005, and 2004. It also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2006, 2005, and 2004.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2006		2005		2004
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)	$72,323	39%	$—	—%	$—	—%
Citibank (West), FSB(2)	—	—	30,627	19	18,294	13
Washington Mutual Bank	34,864	19	56,911	35	60,251	43
World Savings Bank, FSB	22,846	13	27,712	17	22,282	16

Subtotal	130,033	71	115,250	71	100,827	72
Others	53,815	29	47,957	29	39,424	28

Total par amount	$183,848	100%	$163,207	100%	$140,251	100%

	2006		2005		2004
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$864	10%	$—	—%	$—	—%
Citibank (West), FSB(2)	1,408	17	804	16	336	15
Washington Mutual Bank	2,333	28	1,900	37	704	32
World Savings Bank, FSB	1,276	15	844	17	302	14

Subtotal	5,881	70	3,548	70	1,342	61
Others	2,565	30	1,499	30	862	39

Total	$8,446	100%	$5,047	100%	$2,204	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

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

If these members were to prepay the advances (subject to the Bank’s limitations on the amount of advance prepayments from a single member in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s dividend rate until appropriate adjustments were made to the

Bank’s capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank’s capital plan, Class B stock is redeemable upon five years’ notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2006 and 2005.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, FSB	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

December 31, 2005
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,915	75%	26,418	71%
IndyMac Bank, FSB	836	16	7,407	20

Subtotal	4,751	91	33,825	91
Others	482	9	3,284	9

Total	$5,233	100%	37,109	100%

Members that have sold mortgage loans to the Bank through the MPF Program, including Washington Mutual Bank and IndyMac Bank, FSB, have made representations and warranties that the loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. The Bank has conducted its own validation sampling to monitor the effectiveness of the MPF Program’s quality control. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the member provides that the member is required to repurchase the loan as a result of the breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During 2006, 2005, and 2004, members repurchased 3 loans totaling $0.5 million, 13 loans totaling $1.5 million, and 4 loans totaling $0.4 million, respectively, that did not comply with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased by the Bank, and the servicing of any former participating member is held by Bank-approved financial institutions. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating members, including Washington Mutual Bank and IndyMac Bank, FSB. The Bank obtains a Type II Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations (SAS 70) service auditor’s report to confirm the effectiveness of the MPF Provider’s controls over the services it provides to the Bank, including its monitoring of the participating member’s servicing. The Bank has the right to transfer the servicing at any time, without paying the participating member a servicing termination fee, in the event a participating member does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating member.

Capital Stock.  The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, outstanding as of December 31, 2006 and 2005.

Concentration of Capital Stock

(Dollars in millions)	2006		2005
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.(1)	$3,399	32%	$—	—%
Citibank (West), FSB(1)	—	—	1,439	15
Washington Mutual Bank	1,964	18	3,350	35
World Savings Bank, FSB	1,343	13	1,317	14

Total	$6,706	63%	$6,106	64%

(1)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding capital stock of Citibank (West), FSB.

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

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2006 and 2005:

Concentration of Derivative Counterparties

(Dollars in millions)			2006		2005
Derivatives Counterparty	Credit Rating		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA		$36,810	13%	$41,773	17%
Merrill Lynch Capital Services	AA	(1)	29,555	11	13,147	5
JP Morgan Chase Bank, N.A.	A		47,914	17	35,642	15

Subtotal			114,279	41	90,562	37
Others			162,084	59	153,875	63

Total			$276,363	100%	$244,437	100%

(1)	Merrill Lynch Capital Services’s credit rating was single-A at December 31, 2005.

For more information regarding credit risk on derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Board regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and to meet its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At December 31, 2006, the Bank’s total capital to assets ratio was 4.44%, 0.44% above the minimum regulatory requirement. At December 31, 2005, the Bank’s total capital to assets ratio was 4.34%, 0.34% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of liquidity during 2006 and 2005. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following December 31, 2006 and 2005. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due And Funds Available for Selected Periods

	As of December 31, 2006		As of December 31, 2005
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$2,176	$3,289	$385	$2,836
Commitments to purchase investments	—	500	—	—
Maturing member term deposits	3	3	18	30
Discount note and bond maturities and expected exercises of bond call options	5,166	46,762	3,114	35,628

Subtotal obligations	7,345	50,554	3,517	38,494

Sources of available funds:
Maturing investments	9,801	27,380	7,901	25,967
Proceeds from scheduled settlements of discount notes and bonds	121	186	1,156	1,401
Maturing advances and scheduled prepayments	11,860	47,044	7,178	25,249

Subtotal sources	21,782	74,610	16,235	52,617

Net funds available	$14,437	$24,056	$12,718	$14,123

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$21,917	$—	$22,020
Housing finance agency bonds	—	850	—	1,030
Marketable money market investments	8,007	—	7,362	—

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the U.S. Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2006.

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

Advances.  The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans and second lien residential mortgage loans. The Bank may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2006 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $587 million or less.

In accordance with the FHLBank Act, any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member pledging loans. The Bank requires delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates).

Management determines the maximum amount and term of the advances it will lend to a member based on the member’s creditworthiness and eligible collateral pledged in accordance with the Bank’s Member Products Policy and regulatory requirements. Creditworthiness is determined and periodically assessed using the member’s financial information, regulatory examination and enforcement actions, and other public information. The Bank estimates the risk-adjusted liquidation value of the pledged collateral and conducts periodic collateral field reviews to establish the amount it will lend against each collateral type for each member, known as the “borrowing capacity.” The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities include a margin that incorporates components for estimates of value, secondary market discounts for credit attributes and defects that address prime, Alt-A, and subprime characteristics, potential risks and estimated costs to liquidate, and the risk of a decline in the fair value of the collateral. The Bank reviews the secondary market discounts regularly and may adjust them at any time as market conditions change.

As of December 31, 2006, the Bank held a security interest in subprime residential mortgage loans pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. For a small number of members, subprime mortgage loans represented a large proportion of their pledged collateral. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized.

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

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The Bank examines a statistical sample of each member’s pledged loans during the member’s collateral field review, which is conducted once every six months to three years, depending on the risk profile of the member and the pledged collateral. The loan examination validates the loan ownership and confirms that the critical legal documents are available to the Bank. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

The following tables present a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of December 31, 2006 and 2005. Almost all credit outstanding and collateral borrowing capacity are with members that have the Bank’s top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one as the highest rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Charter Type

(Dollars in millions)

December 31, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Charter Type	Number	Number	Credit Outstanding(1)	Total	Used
Savings institutions	28	25	$77,090	$114,296	67%
Commercial banks	253	169	103,683	160,618	65
Thrift and loan companies	12	12	1,627	3,984	41
Credit unions	91	59	3,421	9,474	36
Insurance companies	3	—	—	—	—

Total	387	265	$185,821	$288,372	64%

December 31, 2005
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Charter Type	Number	Number	Credit Outstanding(1)	Total	Used
Savings institutions	32	30	$137,874	$195,958	70%
Commercial banks	244	168	22,426	42,332	53
Thrift and loan companies	12	12	1,498	2,958	51
Credit unions	84	46	2,434	6,789	36
Insurance companies	4	—	—	—	—

Total	376	256	$164,232	$248,037	66%

(1)   Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.

(2)   Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

December 31, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	309	229	$184,481	$285,446	65%
4-6	77	35	1,336	2,921	46
7-10	1	1	4	5	80

Total	387	265	$185,821	$288,372	64%

December 31, 2005
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	318	235	$163,683	$247,028	66%
4-6	55	20	545	1,003	54
7-10	3	1	4	6	67

Total	376	256	$164,232	$248,037	66%

(1)    Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.

(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member Credit Outstanding and Collateral Borrowing Capacity

By Unused Borrowing Capacity

(Dollars in millions)

December 31, 2006
Unused Borrowing Capacity	Number of Members with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% - 10%	19	$19,847	$20,331
11% - 25%	27	40,054	50,571
26% - 50%	66	114,366	175,394
More than 50%	153	11,554	42,076

Total	265	$185,821	$288,372

December 31, 2005
Unused Borrowing Capacity	Number of Members with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% - 10%	24	$18,171	$18,438
11% - 25%	24	32,388	42,611
26% - 50%	59	103,235	151,777
More than 50%	149	10,438	35,211

Total	256	$164,232	$248,037

(1)   Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.

(2)   Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Based on the borrowing capacity of collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management.

MPF Program.  Both the Bank and the FHLBank of Chicago approved members to become participants in the MPF Program. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

The Bank and any member that sold loans to the Bank through the MPF Program share in the credit risk of the loans sold by that member as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally have a credit risk exposure equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Board’s acquired member assets (AMA) regulation. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

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

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology was confirmed by a nationally recognized statistical rating organization (NRSRO) as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the First Loss Account and the member’s credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor has of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

Before delivering loans for purchase under the MPF Program, each member submitted data on the individual loans to the FHLBank of Chicago, which calculated the loan level credit enhancement needed. The rating agency model used considered many characteristics, such as loan-to-value ratio, property type, loan purpose, borrower credit scores, level of loan documentation, and loan term, to determine the loan level credit enhancement. The resulting credit enhancement amount for each loan purchased was accumulated under a Master Commitment to establish a pool level credit enhancement amount for the Master Commitment.

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

The First Loss Account for Original MPF for the years ended December 31, 2006, 2005, and 2004, was as follows:

First Loss Account for Original MPF

(Dollars in millions)	2006	2005	2004
Balance at beginning of period	$0.5	$0.3	$0.1
Amount accumulated during period	0.2	0.2	0.2

Balance at end of period	$0.7	$0.5	$0.3

The member’s credit enhancement obligation under Original MPF must be collateralized by the member in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the member a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.5 million in 2006, $0.5 million in 2005, and $0.5 million in 2004 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account is negotiated for each Master Commitment. The member typically provides credit enhancement under MPF Plus by purchasing a supplemental mortgage insurance policy that equals its credit enhancement obligation. The Bank manages credit exposure to supplemental mortgage insurance carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by supplemental mortgage insurance must be fully collateralized in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” Typically, the amount of the First Loss Account is equal to the deductible on the supplemental mortgage insurance policy. However, the supplemental mortgage insurance policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the supplemental mortgage insurance policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the supplemental mortgage insurance policy. If the deductible on the supplemental mortgage insurance policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the supplemental mortgage insurance policy deductible has been met. Once the deductible has been met, the supplemental mortgage insurance policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the supplemental mortgage insurance policy, credit losses on loans not covered by the policy, and all special hazard losses, if any. At December 31, 2006, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. At December 31, 2005, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. None of the supplemental mortgage insurance at December 31, 2006 and 2005, was provided by member institutions or their affiliates.

The First Loss Account for MPF Plus for the years ended December 31, 2006, 2005, and 2004, was as follows:

First Loss Account for MPF Plus

(Dollars in millions)	2006	2005	2004
Balance at beginning of period	$13	$13	$12
Amount accumulated during period	—	—	1

Balance at end of period	$13	$13	$13

Under MPF Plus, the Bank pays the member a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank had a de minimis loss in both 2006 and 2005 on the sale of real-estate-owned property acquired as a result of foreclosure on MPF Plus loans and recovered the losses through the performance credit enhancement fees. The Bank did not have any realized losses in 2004. The Bank reduced net interest income for credit enhancement fees totaling $4 million in 2006, $5 million in 2005, and $6 million in 2004 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $2 million at December 31, 2006, 2005, and 2004.

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

Mortgage loan delinquencies for the past four years were as follows:

(Dollars in millions)	2006	2005	2004	2003
30 – 59 days delinquent	$22	$24	$24	$35
60 – 89 days delinquent	3	4	2	1
90 days or more delinquent	4	4	2	—

Total delinquencies	$29	$32	$28	$36

Nonaccrual loans(1)	$4	$4	$2	$—
Loans past due 90 days or more and still accruing interest	—	—	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.62%	0.61%	0.47%	0.56%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.09%	0.08%	0.04%	—%

(1)	Nonaccrual loans included 23 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2006, and 20 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2005.

For 2006, interest income that was contractually due but not received and interest income forgone on the nonaccrual loans totaled $115,000.

Delinquencies amounted to 0.62% of the total loans in the Bank’s portfolio as of December 31, 2006, which was below the national delinquency rate for prime fixed rate mortgages of 2.47% in the fourth quarter of 2006 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.61% of the total loans in the Bank’s portfolio as of December 31, 2005, which was below the national delinquency rate for prime fixed rate mortgages of 2.41% in the fourth quarter of 2005 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. Therefore, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 41 months as of December 31, 2006, and 29 months as of December 31, 2005.

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

		Unsecured Credit Limit Amount is the Lower of Percentage of Bank Capital or Percentage of Counterparty Capital
	Long Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	9
	A	9	18	9
	BBB	3	6	9

Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

(1)	Long term credit rating scores are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.
(2)	Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank’s unsecured investment credit limits and terms for member counterparties are less stringent than for nonmember counterparties because the Bank has access to more information from members to assist in evaluating the member counterparty credit risk.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds currently are all AAA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. Bank policy limits these investments to $3 billion of AAA-rated bonds and $250 million of AA-rated bonds.

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

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advance price levels.

The following table presents the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)

December 31, 2006
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$6,877	$2,446	$—	$9,323
Securities purchased under agreements to resell(2)	200	—	—	—	200
Federal funds sold	—	11,759	3,660	24	15,443
Trading securities:
MBS:
GNMA	38	—	—	—	38
FHLMC	15	—	—	—	15
FNMA	24	—	—	—	24

Total trading securities	77	—	—	—	77

Held-to-maturity securities:
Commercial paper	698	699	838	—	2,235
Housing finance agency bonds	1,000	—	—	—	1,000
Discount notes:
FHLMC	150	—	—	—	150
FNMA	149	—	—	—	149
MBS:
GNMA	28	—	—	—	28
FHLMC	150	—	—	—	150
FNMA	417	—	—	—	417
Non-agency	26,219	—	—	—	26,219

Total held-to-maturity securities	28,811	699	838	—	30,348

Total investments	$29,088	$19,335	$6,944	$24	$55,391

December 31, 2005
	Credit Rating(1)
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$5,719	$1,180	$6,899
Securities purchased under agreements to resell(2)	750	—	—	750
Federal funds sold	—	11,602	5,395	16,997
Trading securities:
MBS:
GNMA	49	—	—	49
FHLMC	15	—	—	15
FNMA	64	—	—	64

Total trading securities	128	—	—	128

Held-to-maturity securities:
Commercial paper	—	557	710	1,267
Housing finance agency bonds	1,211	—	—	1,211
Discount notes – FNMA	248	—	—	248
MBS:
GNMA	36	—	—	36
FHLMC	207	—	—	207
FNMA	522	—	—	522
Non-agency	26,200	—	—	26,200

Total held-to-maturity securities	28,424	557	710	29,691

Total investments	$29,302	$17,878	$7,285	$54,465

(1)	At December 31, 2006, $1,150 million of the AA-rated investments, $995 million of the A-rated investments, and $24 million of the BBB-rated investments were with members. At December 31, 2005, $674 million of the A-rated investments were with members. The A- and BBB-rated investments all had maturities of six months or less as of December 31, 2006. The A-rated investments all had maturities of three months or less as of December 31, 2005.
(2)	Classified based on the credit rating of securities held as collateral.

The following tables present the portfolio concentration in the Bank’s trading and held-to-maturity securities portfolios at December 31, 2006 and 2005, with U.S. government corporation and GSE issuers and other issuers whose aggregate carrying values represented 10% or more of the Bank’s capital separately identified.

Trading Securities: Portfolio Concentration

(In millions)

2006	Carrying Value
MBS:
GNMA	$38
FHLMC	15
FNMA	24

Total trading securities	$77

2005	Carrying Value
MBS:
GNMA	$49
FHLMC	15
FNMA	64

Total trading securities	$128

Held-to-Maturity Securities: Portfolio Concentration

(In millions)
2006	Carrying Value	Estimated Fair Value
Commercial paper(1)	$2,235	$2,235
Discount notes:
FHLMC	150	150
FNMA	149	149
Housing finance agency bonds:
California Housing Finance Agency	1,000	1,002
MBS:
GNMA	28	28
FHLMC and FNMA	567	557
Countrywide Alternative Loan Trust	4,233	4,195
Countrywide Home Loans	1,092	1,084
Indymac Index Mortgage Loan Trust	1,517	1,511
Master Adjustable Rate Mortgages Trust	1,308	1,296
Structured Adjustable Rate Mortgage Loan Trust	2,439	2,410
Structured Asset Securities Corp.	1,304	1,279
Washington Mutual	1,818	1,792
Wells Fargo Mortgage Backed Securities Trust	2,195	2,185
Other non-agency issuers(1)	10,313	10,227

Total MBS	26,814	26,564

Total held-to-maturity securities	$30,348	$30,100

2005	Carrying Value	Estimated Fair Value
Commercial paper(1)	$1,267	$1,267
Discount notes – FNMA	248	248
Housing finance agency bonds:
California Housing Finance Agency	1,211	1,219
MBS:
GNMA	35	35
FHLMC and FNMA	729	722
Banc of America Mortgage Securities	1,204	1,179
Countrywide Alternative Loan Trust	4,327	4,293
Indymac Index Mortgage Loan Trust	1,398	1,383
Master Adjustable Rate Mortgages Trust	1,068	1,045
Structured Adjustable Rate Mortgage Loan Trust	2,597	2,550
Structured Asset Securities Corp.	1,610	1,575
Washington Mutual	2,004	1,968
Wells Fargo Mortgage Backed Securities Trust	1,216	1,195
Other non-agency issuers(1)	10,777	10,666

Total MBS	26,965	26,611

Total held-to-maturity securities	$29,691	$29,345

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.7 billion carrying value of non-agency MBS at December 31, 2006, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2006, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $6.6 billion carrying value of non-agency MBS at December 31, 2005, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2005, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties.  The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All extensions of credit (including interest rate swaps, caps, floors, corridors, and collars) to counterparties that are members of the Bank, for which the Bank serves as an intermediary, must be fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties.

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute credit exposure limit, all according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

December 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$179,874	$1	$—	$1
A	95,824	—	—	—

Subtotal	275,698	1	—	1
Member institutions(2)	665	19	19	—

Total derivatives	$276,363	$20	$19	$1

December 31, 2005

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$119,428	$1	$—	$1
A	124,294	—	—	—

Subtotal	243,722	1	—	1
Member institutions(2)	715	23	23	—

Total derivatives	$244,437	$24	$23	$1

(1)	Includes $1.9 billion in notional amounts of derivatives contracts outstanding with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At December 31, 2006, the Bank had a total of $276.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$275.7 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Eight of these counterparties made up 78% of the total notional amount outstanding with these derivatives dealer counterparties and individually ranged from 5% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $37.9 billion of derivatives outstanding at December 31, 2006, were affiliates of members, and one counterparty, with $1.9 billion outstanding at December 31, 2006, was a member of the Bank.

•

$665 million represented notional amounts of derivatives contracts with five non-derivatives dealer member counterparties. The Bank entered into this $665 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2006, was $20 million, which consisted of:

•

$1 million of gross credit exposure on open derivatives contracts with one derivatives dealer counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$19 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three member counterparties, all of which was secured with eligible collateral.

At December 31, 2005, the Bank had a total of $244.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$243.7 billion represented notional amounts of derivatives contracts outstanding with 20 derivatives dealer counterparties. Ten of these counterparties made up 84% of the total notional amount outstanding with these derivatives dealer counterparties and individually ranged from 5% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Three of these counterparties, with $28.6 billion of derivatives outstanding at December 31, 2005, were affiliates of members.

•

$715 million represented notional amounts of derivatives contracts with seven non-derivatives dealer member counterparties. The Bank entered into this $715 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2005, was $24 million, which consisted of:

•

$1 million of gross credit exposure on open derivatives contracts with one derivatives dealer counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•	$23 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with four member counterparties, all of which was secured with eligible collateral.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties grew $31.9 billion from December 31, 2005, to December 31, 2006. The increase was primarily due to a $48.2 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $16.0 billion decrease in interest rate swaps used to hedge the market risk of new adjustable rate advances. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

The Bank’s market value of equity exposure analysis generally shows that a 100-basis-point increase in interest rates results in a modest decrease in the estimated market value of equity, while a comparable decrease in interest rates shows a modest increase in the estimated market value of equity, but to a lesser degree. This non-linear change in the sensitivity of the estimated market value of equity to changes in interest rates is generally the result of the impacts of the options embedded in the Bank’s assets and liabilities (primarily the prepayment option inherent in mortgage assets). The Bank manages the risks associated with these embedded options, but does not completely eliminate these risks.

The Bank’s market value of equity sensitivity policy limits the adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –4% of the estimated market value of equity. In addition, the policy limits the adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –6% of the estimated market value of equity. The Bank’s market value of equity sensitivity was in compliance with this policy for 2006 and 2005.

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

The following table presents the estimated percentage change in the Bank’s market value of equity that would be expected to result from changes in interest rates under different interest rate scenarios.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity

for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2006	December 31, 2005
+200 basis-point change	–4.0%	–4.1%
+100 basis-point change	–1.8	–1.9
–100 basis-point change	+1.3	+1.5
–200 basis-point change	+1.9	+1.8

(1) Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show substantially the same sensitivity as of December 31, 2006, compared to estimates as of December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of December 31, 2006, were 49 basis points higher for terms of 1 year, 21 basis points higher for terms of 5 years, and 23 basis points higher for terms of 10 years. The higher interest rates, coupled with flattening of the yield curve, have had mixed results on the mortgage portfolio and have had very modest effects on the market value of equity sensitivity profile.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of December 31, 2006, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –31 basis points, well within the policy limit of –175 basis points.

Repricing Gap Analysis – Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the positive periodic gap for the “6 months or less” time period indicates that as of December 31, 2006, there were $7.7 billion more assets than liabilities repricing or maturing during the 6-month period beginning on December 31, 2006. The large positive net periodic gap in the first 6-month period equals approximately 72% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of December 31, 2006

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$28,507	$—	$—	$—
Advances	155,038	4,582	21,337	2,712
Other assets	1,082	—	—	—

Total Assets	184,627	4,582	21,337	2,712

Liabilities
Consolidated obligations:
Bonds	42,436	20,047	97,039	12,247
Discount notes	26,440	64	—	—
Deposits	598	—	—	—
Mandatorily redeemable capital stock	—	—	106	—
Other liabilities	2,773	—	—	754

Total Liabilities	72,247	20,111	97,145	13,001

Interest rate exchange agreements	(105,460)	16,215	79,607	9,638

Periodic gap of advances-related business	6,920	686	3,799	(651)

Mortgage-related business:
Assets
MBS	8,233	3,205	13,602	1,852
Mortgage loans	320	310	1,875	2,125
Other assets	135	—	—	—

Total Assets	8,688	3,515	15,477	3,977

Liabilities
Consolidated obligations:
Bonds	4,074	2,963	15,940	4,554
Discount notes	3,601	23	—	—
Other liabilities	502	—	—	—

Total Liabilities	8,177	2,986	15,940	4,554

Interest rate exchange agreements	265	1,152	(1,212)	(205)

Periodic gap of mortgage-related business	776	1,681	(1,675)	(782)

Total periodic gap	7,696	2,367	2,124	(1,433)

Cumulative gap	$7,696	$10,063	$12,187	$10,754

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month as of December 31, 2006 and 2005.

Total Bank Duration Gap Analysis

	December 31, 2006		December 31, 2005
(In millions)	Amount	Duration Gap(1) (In months)	Amount	Duration Gap(1) (In months)
Assets	$244,915	5	$223,602	5
Liabilities	234,161	4	213,954	4

Net	$10,754	1	$9,648	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

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

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

Management updates the repricing and maturity gaps for actual asset, liability, and derivatives transactions that occur in the advances-related segment each day. Management regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis management evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of put options and call options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period.

The repricing gap analysis table as of December 31, 2006, in “Repricing Gap Analysis” above shows that approximately $6.9 billion of net assets for the advances-related business (64% of capital) were scheduled to mature or reprice in the six-month period following December 31, 2006, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank manages the estimated interest rate and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, as temporary hedges of mortgage loan purchase commitments, or as long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of December 31, 2006 and 2005.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2006	December 31, 2005
+200 basis-point change	–2.0%	–1.9%
+100 basis-point change	–0.9	–0.9
–100 basis-point change	+0.4	+0.8
–200 basis-point change	+0.0	+0.5

(1) Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show substantially the same sensitivity as of December 31, 2006, compared to estimates as of December 31, 2005. Compared to interest rates as of December 31, 2005, interest rates as of December 31, 2006, were 49 basis points higher for terms of 1 year, 21 basis points higher for terms of 5 years, and 23 basis points higher for terms of 10 years. The higher interest rates, coupled with flattening of the yield curve, have had mixed results on the mortgage portfolio and have had very modest effects on the market value of equity sensitivity profile.

Interest Rate Exchange Agreements.  A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the values of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities.

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

•

To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The fixed rate callable equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.

•	To offset an embedded cap and/or floor in an advance.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of December 31, 2006 and 2005.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2006	December 31, 2005

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$24,334	$24,418

Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	1,249	946

Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	2,125	2,428

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2006	December 31, 2005
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	9,090	13,862

Subtotal Fair Value Hedges			36,798	41,654

Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,552	13,860

Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	75	75

Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	500

Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	773	139

Subtotal Economic Hedges(1)			3,400	14,574

Total			40,198	56,228

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	118,131	92,973

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	1,800	729

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	6,377	7,965

Basis swap	Three-month LIBOR or other short-term floating rate non-callable bond converted to a one-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	48,566	23,872

Swaption	An option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	3,575	3,587

Subtotal Economic Hedges(1)			60,318	36,153

Total			178,449	129,126

Hedged Item: Callable Bonds

Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	39,638	44,038

Pay fixed, receive LIBOR forward starting interest rate swap with an option to call	To offset the variability of cash flows associated with anticipated callable fixed rate debt issuance; swap is callable	Cash Flow Hedge	—	270

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	3,389	3,429

Total			43,027	47,737

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2006	December 31, 2005

Hedged Item: Discount Notes

Receive fixed, pay floating interest rate swap	Individual fixed rate discount note converted to a LIBOR floating rate	Economic Hedge(1)	—	1,519

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,253	2,253

Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one- month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	11,067	5,926

Total			13,320	9,698

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	39	88

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with counterparties	Economic Hedge(1)	1,260	1,490

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with counterparties	Economic Hedge(1)	70	70

Total			1,330	1,560

Total Notional			$276,363	$244,437

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

Although management uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting under the rules of SFAS 133 (economic hedges). As a result, changes in the fair value of these interest rate exchange agreements are recorded in current period earnings. Finance Board regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

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

At December 31, 2006, the total notional amount of interest rate exchange agreements outstanding was $276.4 billion, compared with $244.4 billion at December 31, 2005. The $32.0 billion increase in the notional amount of derivatives during 2006 was primarily due to a $48.2 billion increase in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $16.0 billion decrease in interest rate swaps used to hedge the market risk of new adjustable rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2006 and 2005.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

December 31, 2006
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$36,798	$182	$(176)	$6
Non-callable bonds	118,131	(606)	565	(41)
Callable bonds	39,638	(353)	335	(18)

Subtotal	194,567	(777)	724	(53)

Not qualifying for hedge accounting (economic hedges):
Advances	3,400	—	—	—
Advances with embedded derivatives	—	—	—	—
Non-callable bonds	55,238	(6)	—	(6)
Non-callable bonds with embedded derivatives	5,080	(15)	—	(15)
Callable bonds	3,364	(28)	—	(28)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	13,320	41	—	41
MBS – trading	39	—	—	—
Intermediated	1,330	1	—	1

Subtotal	81,796	(7)	—	(7)

Total	$276,363	$(784)	$724	$(60)

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

December 31, 2005
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,654	$337	$(333)	$4
Non-callable bonds	92,973	(1,057)	1,061	4
Callable bonds	44,038	(703)	691	(12)

Subtotal	178,665	(1,423)	1,419	(4)

Cash flow hedges:
Callable bonds	270	—	—	—
Not qualifying for hedge accounting (economic hedges):
Advances	11,074	(4)	—	(4)
Advances with embedded derivatives	3,500	6	—	6
Non-callable bonds	30,343	4	—	4
Non-callable bonds with embedded derivatives	5,810	(36)	—	(36)
Callable bonds	3,404	(34)	—	(34)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	9,698	43	—	43
MBS – trading	88	—	—	—
Intermediated	1,560	1	—	1

Subtotal	65,502	(21)	—	(21)

Total	$244,437	$(1,444)	$1,419	$(25)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above tables are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	December 31, 2006	December 31, 2005
Host contract:
Advances	$—	$(6)
Non-callable bonds	15	36
Callable bonds	—	1

Total	$15	$31

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

The Bank is required by the FHLBank Act and Finance Board regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral for advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets.

At December 31, 2006, the Bank had $183.7 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $288.4 billion. At December 31, 2005, the Bank had $162.9 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $248.0 billion.

The Bank has never experienced a credit loss on an advance. Based on management’s credit analyses, the collateral held as security for advances, and prior repayment history, the Bank has not provided an allowance for losses on advances as of December 31, 2006 and 2005.

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

The Bank has policies and procedures in place to manage its credit risk. These include:

•	Evaluation of members when they applied to participate in the MPF Program to ensure that they met the eligibility standards.

•

Evaluation of a sampling of the purchased loans to ensure that they are qualifying conventional, conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years, secured by owner-occupied, one- to four-unit residential properties and single-unit second homes.

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

The Bank began purchasing mortgage loans from members under the MPF Program in 2002. The Bank’s last purchase commitment expired on February 15, 2007. The Bank calculates its estimated allowance for credit losses for its Original MPF loans and MPF Plus loans as described below and does not estimate ranges of allowances. Given that the Bank’s participation in this program began in 2002, the Bank does not have significant loss history to evaluate the historical accuracy of its estimate for allowances for credit losses. However, the Bank does have a process in place for determining whether the loans purchased comply with the underwriting and qualifying standards established for the program and for monitoring and identifying loans that are deemed impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

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

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.7 million as of December 31, 2006, and $0.5 million as of December 31, 2005.

The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans. As of December 31, 2006, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure. As of December 31, 2005, the Bank had established an allowance for credit losses for the MPF Plus mortgage loan portfolio for these loans of $0.2 million.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2006 and 2005, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $3 million were in foreclosure or bankruptcy.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

(In millions)	2006	2005	2004	2003	2002
Balance, beginning of the period	$0.7	$0.3	$—	$0.2	$—
Chargeoffs	—	—	—	—	—
Recoveries	—	—	—	—	—
Increase in/(reduction of) provision for credit losses	—	0.4	0.3	(0.2)	0.2

Balance, end of the period	$0.7	$0.7	$0.3	$—	$0.2

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

The Bank accounts for derivatives in accordance with SFAS 133. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following items:

•	Hedging strategy

•	Identification of the item being hedged

•	Determination of the accounting designation under SFAS 133

•	Determination of method used to assess the effectiveness of the hedging relationship

•	Assessment that the hedge is expected to be effective in the future if designated as a hedge under SFAS 133

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

Hedge Discontinuance.  When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting. In addition, the Bank discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The Bank treats modifications of hedged items (such as a reduction in par amount, change in maturity date, or change in strike rates) as a termination of a hedge relationship. The Bank records the effect of discontinuance of hedges to earnings in “Net loss on derivatives and hedging activities.”

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

Credit Risk for Counterparties.  The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All extensions of credit to counterparties that are members of the Bank and are not derivatives dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank’s Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank’s eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its derivatives agreements. The Bank’s net unsecured credit exposure to derivatives counterparties was $1 million at both December 31, 2006 and 2005. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Fair Values

Certain assets and liabilities, including investments classified as trading securities and all derivatives and associated hedged items accounted for in accordance with SFAS 133, are presented in the Statements of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which the asset could be bought or sold or the amount at which the liability could be incurred or settled in a current transaction between willing parties, other than in a forced liquidation. Fair values play an important role in the valuation of certain of the Bank’s assets, liabilities, and derivatives transactions. In addition, the Bank estimates the fair value of pledged collateral to confirm that the Bank has sufficient collateral to meet regulatory requirements and to protect itself from loss.

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

The Bank’s estimated fair value of total assets was $244.7 billion and of total liabilities was $233.8 billion at December 31, 2006. The Bank used valuation techniques to estimate the fair value of $216.0 billion of assets and $230.1 billion of liabilities at December 31, 2006. The Bank’s estimated fair value of total assets was $223.1 billion and of total liabilities was $213.6 billion at December 31, 2005. The Bank used valuation techniques to estimate the fair value of $196.0 billion of assets and $211.5 billion of liabilities at December 31, 2005.

Recent Developments

Publication of FHLBanks’ 2005 Combined Financial Report by Office of Finance and Return to Scheduled Combined Financial Reporting.  On November 8, 2006, the Office of Finance published the FHLBanks’ 2005 Combined Financial Report, including audited combined financial statements of the 12 FHLBanks. The Office of Finance also announced that the combined financial statements of the FHLBanks had been restated as of and for the years ended December 31, 2003, 2002, and 2001, as a result of restatements at 7 of the 12 FHLBanks, and that the effects of these restatements were reflected in the 2005 Combined Financial Report for the appropriate periods. In addition, the Office of Finance announced that it was expected that scheduled combined financial reporting will resume with the publication of the 2006 Combined Financial Report and continue with subsequent quarterly reports for 2007. On February 26, 2007, the Office of Finance announced that it expects to publish the 2006 Combined Financial Report on March 30, 2007.

Limitation on Issuance of Excess Stock.  On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. In addition, the rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. The Bank believes that the final rule will not have a material impact on the Bank. The final rule was based on a proposed rule published on March 15, 2006, that would have changed the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that an FHLBank can accumulate. The Finance Board did not address retained earnings in the final rule and stated that it intends to address retained earnings in a later rulemaking.

Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy.  On December 1, 2006, the Board of Directors voted to implement amendments to the Bank’s Retained Earnings and Dividend Policy that increased the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and changed the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target is reached. This buildup of retained earnings is intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. This buildup of retained earnings is in addition to any amounts retained as cumulative net unrealized gains in net income resulting from the application of SFAS 133. The policy became effective as of January 1, 2007, for dividend periods beginning on and after that date. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target in the second quarter of 2010.

Selection of Directors To Fill Arizona and Nevada Director Positions.  On January 9, 2007, the Board of Directors selected W. Douglas Hile to fill the open Arizona seat on the Board for a term ending on December 31, 2007, and selected Reginald Chen to fill the open Nevada seat on the Board for a term ending on December 31, 2008. In addition, on January 25, 2007, the Board of Directors selected John F. Robinson to fill the Nevada seat vacated by J. Benson Porter for a term ending on December 31, 2009.

Selection of Director To Fill California Director Position.  The Board of Directors selected James F. Burr to fill a vacant position on the Board, effective March 30, 2007. The position, currently designated to California, has a term ending December 31, 2008. The position became vacant when Michael Roster resigned from the Board, effective February 5, 2007. As discussed below, the Finance Board’s annual designation of elected director positions is likely to result in the redesignation of an elected director position from California to Nevada, effective January 1, 2008. The California director position that is expected to be redesignated to Nevada is Mr. Burr’s director position. If Mr. Burr’s position is redesignated to Nevada, Mr. Burr’s California director position on the Board will end on December 31, 2007, and the Bank’s Board will be required to select an officer or director of a Nevada member to serve the remainder of the term, beginning January 1, 2008, and ending December 31, 2008.

Appointive Directors.  Effective January 1, 2007, the Finance Board reappointed directors Monte L. Miller and Scott C. Syphax to the Board to fill terms ending on December 31, 2007. On January 24, 2007, the Finance Board published an interim final rule, effective January 24, 2007, providing that each FHLBank has until March 31, 2007, to submit to the Finance Board a list of candidates qualified to fill the vacant appointive director seats on its board for terms ending on December 31, 2008, and December 31, 2009. As of the date of this report, the Bank had four vacant appointive director seats.

Annual Designation of Elected Director Positions.  In 2007, the Finance Board’s annual designation of elected director positions for the Bank will be based on the number of shares of capital stock required to be held by the members in each state in the Bank’s district as of December 31, 2006, and will take effect January 1, 2008. Given increases in the number of shares of capital stock required to be held by the Bank’s Nevada members in 2006, the relative number of shares of capital stock required to be held by the members in each state as of December 31, 2006, is likely to result in the redesignation of an elected director position from California to Nevada, effective January 1, 2008.

Bank No Longer Offers New Commitments to Purchase Mortgage Loans.  On October 6, 2006, the Bank announced that it will no longer offer new commitments to purchase mortgage loans from its members under the MPF Program. The Bank’s last purchase commitment expired on February 15, 2007. The Bank intends to retain the existing portfolio of mortgage loans, which had outstanding balances of $4.6 billion as of December 31, 2006, representing approximately 2% of the Bank’s total assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Related Business” for more information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In accordance with Finance Board regulations, the Bank is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLBank Act, and in accordance with the FHLBank Act, the Bank is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLBank Act. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $952.0 billion at December 31, 2006, and $937.5 billion at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $230.6 billion at December 31, 2006, and $212.3 billion at December 31, 2005. The Bank had committed to the issuance of consolidated obligations totaling $186 million at December 31, 2006, and $1.4 billion at December 31, 2005. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2006, the Bank had $3.3 billion of advances commitments and $1.1 billion in standby letters of credit outstanding. At December 31, 2005, the Bank had $2.8 billion of advances commitments and $810 million in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at December 31, 2006 and 2005.

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

Contractual Obligations

In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor and leases for premises.

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2006 and 2005, except for obligations associated with short-term discount notes and pension and retirement benefits. Additional information with respect to the Bank’s consolidated obligations is presented in Notes 10 and 18 to the Financial Statements.

In addition, Note 14 to the Financial Statements includes a discussion of the Bank’s pension and retirement expenses and commitments, and Note 8 to the Financial Statements includes a discussion of the Bank’s mortgage purchase program.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management. Note 16 to the Financial Statements includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)

As of December 31, 2006
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$64,617	$85,387	$32,427	$17,965	$200,396
Mandatorily redeemable capital stock	—	30	76	—	106
Operating leases	3	7	6	25	41

Total contractual obligations	$64,620	$85,424	$32,509	$17,990	$200,543

As of December 31, 2005
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$68,720	$85,311	$21,699	$8,785	$184,515
Mandatorily redeemable capital stock	—	43	4	—	47
Operating leases	3	6	6	29	44

Total contractual obligations	$68,723	$85,360	$21,709	$8,814	$184,606

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 59 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California

March 29, 2007

Federal Home Loan Bank of San Francisco

Statements of Condition

(In millions-except par value)	December 31, 2006	December 31, 2005
Assets
Cash and due from banks	$7	$12
Interest-bearing deposits in banks	9,323	6,899
Deposits for mortgage loan program with other Federal Home Loan Bank	1	—
Securities purchased under agreements to resell	200	750
Federal funds sold	15,443	16,997
Trading securities ($28 and $41, respectively, were pledged as collateral)	77	128
Held-to-maturity securities ($659 and $1,236, respectively, were pledged as collateral)(a)	30,348	29,691
Advances	183,669	162,873
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.7 and $0.7, respectively	4,630	5,214
Accrued interest receivable	1,078	909
Premises and equipment, net	12	9
Derivative assets	20	24
Other assets	107	96

Total Assets	$244,915	$223,602

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$587	$407
Term	5	30
Other	2	2
Non-interest-bearing - Other	4	5

Total deposits	598	444

Consolidated obligations, net:
Bonds	199,300	182,625
Discount notes	30,128	27,618

Total consolidated obligations	229,428	210,243

Mandatorily redeemable capital stock	106	47
Accrued interest payable	2,280	1,448
Affordable Housing Program	147	126
Payable to REFCORP	39	27
Derivative liabilities	995	1,561
Other liabilities	568	58

Total Liabilities	234,161	213,954

Commitments and Contingencies (Note 18):
Capital (Note 13):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
106 shares and 95 shares, respectively	10,616	9,520
Restricted retained earnings	143	131
Accumulated other comprehensive loss	(5)	(3)

Total Capital	10,754	9,648

Total Liabilities and Capital	$244,915	$223,602

(a)	Fair values of held-to-maturity securities were $30,100 and $29,345, at December 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

	For the years ended December 31,
(In millions)	2006	2005	2004
Interest Income:
Advances	$8,776	$5,091	$1,834
Prepayment fees on advances, net	1	1	7
Interest-bearing deposits in banks	558	151	61
Securities purchased under agreements to resell	35	37	33
Federal funds sold	522	424	111
Trading securities	6	15	28
Held-to-maturity securities	1,500	1,112	706
Mortgage loans held for portfolio	243	280	309

Total Interest Income	11,641	7,111	3,089

Interest Expense:
Consolidated obligations:
Bonds	9,799	5,709	2,164
Discount notes	980	700	376
Deposits	18	16	6
Other borrowings	1	1	—
Mandatorily redeemable capital stock	4	2	1

Total Interest Expense	10,802	6,428	2,547

Net Interest Income	839	683	542

Other (Loss)/Income:
Services to members	1	1	1
Net loss on trading securities	—	(14)	(12)
Net loss on derivatives and hedging activities	(14)	(89)	(69)
Other income	3	2	4

Total Other Loss	(10)	(100)	(76)

Other Expense:
Compensation and benefits	45	41	39
Other operating expense	33	29	22
Federal Housing Finance Board	7	6	4
Office of Finance	5	5	3

Total Other Expense	90	81	68

Income Before Assessments	739	502	398

REFCORP	136	92	73
Affordable Housing Program	61	41	32

Total Assessments	197	133	105

Net Income	$542	$369	$293

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

	Capital Stock Class B-Putable		Capital Stock-Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2003	—	$—	57	$5,739	$119	$—	$119	$(12)	$5,846
Issuance of capital stock	16	1,651	7	689					2,340
Repurchase/redemption of capital stock	(3)	(331)	(2)	(201)					(532)
Capital stock reclassified to mandatorily redeemable capital stock	—	(55)							(55)
Comprehensive income:
Net income						293	293		293
Other comprehensive income:
Net amounts recognized as earnings								7	7
Net change in period relating to hedging activities								1	1

Total comprehensive income									301

Transfers to restricted retained earnings					20	(20)	—		—
Conversion to Class B shares	63	6,286	(63)	(6,286)					—
Dividends on capital stock (4.07%)
Stock issued	2	214	1	59		(273)	(273)		—

Balance, December 31, 2004	78	$7,765	—	$—	$139	$—	$139	$(4)	$7,900

Issuance of capital stock	21	2,155	—	—					2,155
Repurchase/redemption of capital stock	(8)	(771)	—	—					(771)
Capital stock reclassified to mandatorily redeemable capital stock	—	(6)							(6)
Comprehensive income:
Net income						369	369		369
Other comprehensive income:
Net amounts recognized as earnings								1	1

Total comprehensive income									370

Transfers from restricted retained earnings					(8)	8	—		—
Dividends on capital stock (4.44%)
Stock issued	4	377	—	—		(377)	(377)		—

Balance, December 31, 2005	95	$9,520	—	$—	$131	$—	$131	$(3)	$9,648

Issuance of capital stock	35	3,511	—	—					3,511
Repurchase/redemption of capital stock	(28)	(2,792)	—	—					(2,792)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(153)							(153)
Comprehensive income:
Net income						542	542		542
Other comprehensive income:
Net amounts recognized as earnings								1	1

Total comprehensive income									543

Adjustment to initially apply SFAS 158								(3)	(3)
Transfers to restricted retained earnings					12	(12)	—		—
Dividends on capital stock (5.41%)
Stock issued	5	530	—	—	—	(530)	(530)		—

Balance, December 31, 2006	106	$10,616	—	$—	$143	$—	$143	$(5)	$10,754

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$542	$369	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(2)	135	80
Non-cash interest on mandatorily redeemable capital stock	4	2	1
Change in net fair value adjustment on derivative and hedging activities	98	298	18
Gain on extinguishment of debt	(2)	—	—
Net change in:
Trading securities	51	474	315
Accrued interest receivable	(169)	(511)	(180)
Other assets	(6)	(10)	30
Accrued interest payable	832	639	281
Affordable Housing Program liability and discount on Affordable Housing Program advances	21	(6)	(3)
Payable to REFCORP	12	7	4
Other liabilities	7	6	(12)

Total adjustments	846	1,034	534

Net cash provided by operating activities	1,388	1,403	827

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(2,424)	(1,648)	(1,964)
Securities purchased under agreements to resell	550	(750)	5,100
Federal funds sold	1,554	(8,536)	(3,027)
Deposits for mortgage loan program with other FHLBank	—	—	12
Premises and equipment	(6)	(5)	(2)
Held-to-maturity securities:
Net (increase)/decrease in short-term	(917)	(728)	311
Proceeds from maturities of long-term	6,674	8,580	7,658
Purchases of long-term	(5,822)	(13,991)	(13,283)
Advances:
Principal collected	1,854,536	1,348,109	836,409
Made to members	(1,875,178)	(1,371,065)	(884,705)
Mortgage loans held for portfolio:
Principal collected	603	894	847
Purchases	(18)	(70)	(439)

Net cash used in investing activities	(20,448)	(39,210)	(53,083)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

	For the years ended December 31,
(In millions)	2006	2005	2004
Cash Flows from Financing Activities:
Net change in:
Deposits	154	(491)	(53)
Net proceeds from consolidated obligations:
Bonds issued	93,614	93,719	109,014
Discount notes issued	202,008	229,517	230,933
Bonds transferred from other FHLBanks	803	242	334
Payments for consolidated obligations:
Bonds matured or retired	(78,655)	(58,310)	(53,210)
Discount notes matured or retired	(199,490)	(228,242)	(236,572)
Proceeds from issuance of capital stock	3,511	2,155	2,340
Payments for repurchase/redemption of mandatorily redeemable capital stock	(98)	(16)	(21)
Payments for repurchase/redemption of capital stock	(2,792)	(771)	(511)

Net cash provided by financing activities	19,055	37,803	52,254

Net decrease in cash and cash equivalents	(5)	(4)	(2)
Cash and cash equivalents at beginning of year	12	16	18

Cash and cash equivalents at end of period	$7	$12	$16

Supplemental Disclosures:
Interest paid during the period	$8,744	$4,802	$1,901
Affordable Housing Program payments during the period	40	47	35
REFCORP payments during the period	124	85	69

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure whose current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock, which may support business transactions still reflected on the Bank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance and community financial institutions, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, defined community financial institutions for 2006 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $587 or less. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 19 for more information.

The Finance Board is responsible for ensuring that the FHLBanks operate in a financially safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks. The Finance Board supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks.

The primary source of funds for the FHLBanks is the proceeds from the sale to the public of the FHLBanks’ consolidated obligations through the Office of Finance using authorized securities dealers. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Finance Board regulation, all the FHLBanks have joint and several liability for all FHLBank consolidated obligations. Other funds are provided by deposits, other borrowings, and the issuance of capital stock to members. The Bank primarily uses these funds to provide advances to members.

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

Investment Securities.  Held-to-maturity securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts, if applicable, using the level-yield method.

The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security’s fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

The Bank regularly evaluates outstanding investments for changes in fair value and records an impairment when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is deemed impaired, the Bank evaluates whether the decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, the Bank takes into consideration whether or not it will receive all of the investment’s contractual cash flows and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer- or collateral-specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss, which is included in other expense in the Statements of Income. The Bank did not experience any other-than-temporary impairment in the value of investments during 2006, 2005, and 2004.

Advances.  The Bank presents advances (loans to members) net of unearned fees, premiums, and discounts and presents advances under the Affordable Housing Program (AHP) net of discounts. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for advances to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure advances includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 7, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank has never experienced any credit losses on advances. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Mortgage Loans Held in Portfolio.  Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Participating members

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), and the member assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the FLA are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. One MPF product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating member beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The member may obtain supplemental mortgage insurance (SMI) to cover any portion of its credit enhancement obligation under this product. The Bank manages credit exposure to SMI carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by SMI must be fully collateralized.

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage purchase commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. A retrospective adjustment is required each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

The Bank records credit enhancement fees as a reduction to interest income and recorded delivery commitment extension fees and pair-off fees in other income. Delivery commitment extension fees were charged to a participating member for extending the scheduled delivery period of the loans. Pair-off fees were assessed when the principal amount of the loans funded under a delivery commitment was less than a specified percentage of the contractual amount.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (together referred to as “SFAS 133”), the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank determines whether the new advance represents a modification of the original hedged advance or whether the prepayment represents an extinguishment of the original hedged advance. If the new advance represents a modification of the original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements of SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.

For prepaid advances that are not hedged or that are hedged but do not meet the hedge accounting requirements of SFAS 133, the Bank records prepayment fees in interest income unless the Bank determines that the new advance represents a modification of the original advance. If the new advance represents a modification of the original advance, the prepayment fee on the original advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income.

Other Fees.  Issuance fees for letters of credit are recorded as other income when received.

Derivatives.  Accounting for derivatives is addressed in SFAS 133. Accordingly, all derivatives are recognized on the balance sheet at fair value and designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (3) a non-SFAS 133-qualifying hedge of an asset or liability for asset-liability management purposes (an “economic” hedge); or (4) a non-SFAS 133-qualifying hedge of another derivative that is offered as a product to members or used to offset other derivatives with nonmember counterparties (an “intermediation” hedge).

Changes in the fair value of a derivative that is effective as a fair value hedge and qualifies and is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net loss on derivatives and hedging activities.”

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

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net loss on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Changes in the fair value of economic hedges are recorded in other income as “Net loss on derivatives and hedging activities.” In addition, the interest income and interest expense associated with economic hedges are recorded in other income as “Net loss on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

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

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract, the entire contract is carried on the balance sheet at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item exactly offsets the change in the value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank meets a condition of SFAS 133 that allows the use of the short-cut method, provided that all the other criteria of SFAS 133, paragraph 68, are also met. The Bank then records the changes in the fair value of the derivative and the hedged item beginning on the trade date.

When hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective fair value hedge, the Bank continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for subsequent changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life or estimated life of the hedged item using the level-yield method.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 13 for more information.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises and Equipment.  The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises and equipment totaled $16 and $13 at December 31, 2006 and 2005, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 15 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $3 for 2006, 2005, and 2004. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank’s building, was $1, $1, and $2, in 2006, 2005, and 2004, respectively. For more information see Note 20.

Concessions on Consolidated Obligations.  The amounts paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor are deferred and amortized to expense using the level-yield method over the remaining contractual life or estimated life of the consolidated obligations. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Unamortized concessions were $66 and $61 at December 31, 2006 and 2005, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $19, $12, and $9, in 2006, 2005, and 2004, respectively.

Discounts and Premiums on Consolidated Obligations.  The discounts on consolidated obligation discount notes for which the Bank is the primary obligor are amortized to expense using the level-yield method over the term to maturity. The discounts and premiums on consolidated obligation bonds for which the Bank is the primary obligor are amortized to expense using the level-yield method over the remaining contractual life or estimated life of the consolidated obligation bonds.

Affordable Housing Program (AHP).  As more fully discussed in Note 11, the FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants and below-market interest rate advances to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. AHP advances are made at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

the net present value of the difference in the cash flows attributable to the difference between the interest rate of the AHP advance and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance, and amortized using the level-yield method over the remaining contractual life or estimated life of the AHP advance.

Resolution Funding Corporation (REFCORP) Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the REFCORP toward the interest on bonds issued by the REFCORP. The REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of the REFCORP to carry out the functions of the REFCORP. See Note 12 for more information.

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

Reclassifications.  Certain amounts in the 2005 financial statements and notes to the financial statements have been reclassified to conform to the 2006 presentation.

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 154.  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which was effective for accounting changes made in fiscal years beginning after December 15, 2005. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior period financial statements unless retrospective application would be impractical. SFAS 154 supersedes Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, which required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change in the current period’s net income. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Bank adopted SFAS 154 as of January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption, as the Bank did not make any voluntary changes in accounting principles.

Adoption of FSP FAS 115-1 and FAS 124-1.  On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1 and FAS 124-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank adopted FSP FAS 115-1 and FAS 124-1 as of January 1, 2006. The FSP did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Adoption of DIG Issue B38 and DIG Issue B39.  On June 30, 2005, the FASB issued Derivatives Implementation Group (DIG) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b), as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 became effective for periods beginning after December 15, 2005. The Bank adopted DIG Issues B38 and B39 as of January 1, 2006. DIG Issues B38 and B39 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 155.  On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank adopted SFAS 155 as of January 1, 2007. The implementation of SFAS 155 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

DIG Issue B40.  On December 20, 2006, the FASB issued DIG Issue B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 will become effective upon an entity’s initial adoption of SFAS 155 (January 1, 2007, for the Bank). The adoption of DIG Issue B40 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Bank has not yet determined what effect, if any, the implementation of SFAS 157 will have on its results of operations or financial condition.

SFAS 158.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that an employer recognize the funded status of its defined benefit pension and other postretirement plans in the Statement of Condition and recognize as a component of other comprehensive income the gains or losses and prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Bank adopted SFAS 158 for its fiscal year ending December 31, 2006. SFAS 158 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption. See Note 14 for more information.

SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statement of condition effective for fiscal years ending after December 15, 2008. The Bank plans to adopt the change in the measurement date for its fiscal year ending December 31, 2008, and does not expect the adoption to have a material impact on its results of operations or financial condition.

Staff Accounting Bulletin (SAB) No. 108.  In September 2006, the Securities and Exchange Commission (SEC) released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how SEC registrants should quantify financial statement misstatements. SAB 108 requires SEC registrants to use a “dual approach” to assessing the quantitative effects of errors using both a balance sheet-focused assessment and an income statement-focused assessment, and to evaluate whether either approach results in quantifying a misstatement that is material, when all relevant quantitative and qualitative factors are considered. SAB 108 provides transition accounting and disclosure guidance for situations in which an SEC registrant concludes that a material error existed in prior period financial statements under the dual approach. Specifically, SEC registrants will be permitted to restate prior period financial statements or recognize the cumulative effect in initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. The Bank adopted SAB 108 for its fiscal year ending December 31, 2006. SAB 108 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 159.  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition.

Note 3 – Cash and Due from Banks

Compensating Balances.  The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average compensating balances were approximately $8 for 2006 and $14 for 2005.

In addition, the Bank maintains average collected balances with the Federal Reserve Bank of San Francisco as clearing balances and to facilitate the movement of funds to support the Bank’s activities. There are no legal restrictions under these agreements on the withdrawal of these funds. Earnings credits on these balances may be used to pay for services received. The average compensating balances for this account were approximately $1 for 2006 and 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 4 – Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (resale agreements) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006	$200	$—	$—	$200
December 31, 2005	750	—	—	750

Redemption Terms.  The amortized cost and estimated fair value of resale agreements by contractual maturity as of December 31, 2006 and 2005, are shown below.

	2006		2005
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$200	$200	$750	$750

The Bank engages in resale agreements with securities dealers, all of which are “primary dealers” as designated by the Federal Reserve Bank of New York. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Statements of Condition. The collateral from resale agreements, all of which is highly rated, is held by the Bank’s safekeeping custodian. If the market value of the underlying securities decreases below the market value required as collateral, the counterparty is required to place additional securities in safekeeping in the name of the Bank. The Bank had rights to securities collateral with an estimated value in excess of the resale agreements outstanding at December 31, 2006.

Resale agreements averaged $743 during 2006 and $1,031 during 2005. The maximum amounts outstanding at any monthend were $3,550 during 2006 and $3,000 during 2005.

Interest Rate Payment Terms.  At December 31, 2006, the amortized cost of resale agreements, all with fixed rate interest payment terms, was $200, with average yields of 5.27%. At December 31, 2005, the amortized cost of resale agreements, all with fixed rate interest payment terms, was $750, with average yields of 4.26%.

Note 5 – Trading Securities

Trading securities as of December 31, 2006 and 2005, were as follows:

	2006	2005
MBS:
GNMA	$38	$49
FHLMC	15	15
FNMA	24	64

Total	$77	$128

The net loss on trading securities was $0.4 for 2006 and $14 for 2005. These amounts represent the changes in the fair value of the securities during the reported periods. The weighted average interest rates on trading securities were 5.63% for 2006 and 5.65% for 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,235	$—	$—	$2,235
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
FHLMC	150	—	—	150
FNMA	149	—	—	149

Subtotal	3,534	2	—	3,536

MBS:
GNMA	28	—	—	28
FHLMC	150	1	(1)	150
FNMA	417	1	(11)	407
Non-agency	26,219	37	(277)	25,979

Total MBS	26,814	39	(289)	26,564

Total	$30,348	$41	$(289)	$30,100

December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,267	$—	$—	$1,267
Housing finance agency bonds	1,211	8	—	1,219
Discount notes – FNMA	248	—	—	248

Subtotal	2,726	8	—	2,734

MBS:
GNMA	36	—	(1)	35
FHLMC	207	4	(1)	210
FNMA	522	2	(12)	512
Non-agency	26,200	4	(350)	25,854

Total MBS	26,965	10	(364)	26,611

Total	$29,691	$18	$(364)	$29,345

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms.  The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of December 31, 2006 and 2005, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay obligations without prepayment fees.

December 31, 2006
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$2,534	$2,534	5.24%
Due after five years through ten years	28	28	5.52
Due after ten years	972	974	5.59

Subtotal	3,534	3,536	5.35

MBS:
GNMA	28	28	5.68
FHLMC	150	150	6.37
FNMA	417	407	4.80
Non-agency	26,219	25,979	5.16

Total MBS	26,814	26,564	5.16

Total	$30,348	$30,100	5.18%

December 31, 2005
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$1,515	$1,515	4.28%
Due after five years through ten years	33	33	4.40
Due after ten years	1,178	1,186	4.44

Subtotal	2,726	2,734	4.36

MBS:
GNMA	36	35	4.69
FHLMC	207	210	5.64
FNMA	522	512	4.56
Non-agency	26,200	25,854	4.91

Total MBS	26,965	26,611	4.91

Total	$29,691	$29,345	4.86%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $33 at December 31, 2006, and net premiums of $102 at December 31, 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at December 31, 2006 and 2005, are detailed in the following table:

	2006	2005
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,534	$1,515
Adjustable rate	1,000	1,211

Subtotal	3,534	2,726

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	395	497
Adjustable rate	122	160
Collateralized mortgage obligations:
Fixed rate	21,140	19,942
Adjustable rate	5,157	6,366

Subtotal	26,814	26,965

Total	$30,348	$29,691

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed rate that subsequently converts to an adjustable rate on a specified date.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2006 and 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$864	—	$138	$—	$1,002	$—
MBS:
GNMA	15	—	13	—	28	—
FHLMC	80	—	70	1	150	1
FNMA	63	—	344	11	407	11
Non-agency	9,915	7	16,064	270	25,979	277

Total MBS	10,073	7	16,491	282	26,564	289

Total temporarily impaired	$10,937	$7	$16,629	$282	$27,566	$289

December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$1,087	$—	$132	$—	$1,219	$—
MBS:
GNMA	19	—	16	—	35	—
FHLMC	119	—	91	1	210	1
FNMA	158	2	354	11	512	13
Non-agency	17,047	135	8,807	215	25,854	350

Total MBS	17,343	137	9,268	227	26,611	364

Total temporarily impaired	$18,430	$137	$9,400	$227	$27,830	$364

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank reviewed the securities included in the preceding two tables and determined that the unrealized losses were due to changes in market interest rates and not due to a deterioration in the credit quality of the securities, as these securities had a credit rating of AAA at December 31, 2006 and 2005. Therefore, the Bank determined that the unrealized losses shown are temporary. In addition, the Bank has both the ability and the intent to hold these securities through to recovery of the unrealized losses, and management expects to receive all scheduled payments of principal and interest in a timely manner.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) the Bank’s members or (ii) the members of other FHLBanks.

Note 7 – Advances

Redemption Terms.  The Bank had advances outstanding, including AHP advances (see Note 11), at interest rates ranging from 1.97% to 8.57% at December 31, 2006, and 1.54% to 8.57% at December 31, 2005, as summarized below.

	2006		2005
Year of Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	3.69%	$2	3.81%
2006	—	—	76,246	4.03
2007	73,140	5.14	40,275	4.16
2008	40,762	5.14	32,050	4.31
2009	34,444	5.24	5,668	4.33
2010	9,468	5.13	5,668	4.50
2011	17,249	5.31	522	4.71
Thereafter	8,785	5.18	2,776	4.52

Subtotal	183,848	5.17%	163,207	4.16%

SFAS 133 valuation adjustments	(176)		(339)
Net unamortized (discounts)/premiums	(3)		5

Total	$183,669		$162,873

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee that makes the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $10,858 at December 31, 2006, and $14,785 at December 31, 2005. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1,275 at December 31, 2006, and $971 at December 31, 2005.

The following table summarizes advances at December 31, 2006 and 2005, by the earlier of the year of contractual maturity or next call date for callable advances:

Earlier of Year of Contractual Maturity or Next Call Date	2006	2005
Overdrawn demand deposit accounts	$—	$2
2006	—	77,019
2007	74,031	40,363
2008	40,850	31,860
2009	33,872	5,126
2010	9,429	5,629
2011	16,968	519
Thereafter	8,698	2,689

Total par amount	$183,848	$163,207

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank also provides below-market fixed rate advances in exchange for the right of the Bank to retain a put option. At the Bank’s discretion, on pertinent put dates, the Bank may terminate the advance. The Bank’s advances at December 31, 2006 and 2005, included $2,525 and $2,528, respectively, of these putable advances.

The following table summarizes advances to members at December 31, 2006 and 2005, by the earlier of the year of contractual maturity or next put date for putable advances:

Earlier of Year of Contractual Maturity or Next Put Date	2006	2005
Overdrawn demand deposit accounts	$—	$2
2006	—	78,130
2007	74,880	40,476
2008	40,174	31,446
2009	34,602	5,660
2010	9,493	5,688
2011	16,929	216
Thereafter	7,770	1,589

Total par amount	$183,848	$163,207

Security Terms.  The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept secured small business, small farm, small agribusiness loans, and securities representing a whole interest in such secured loans as collateral from members that qualify as community financial institutions.

The Bank requires each borrowing member to execute a written “Advances and Security Agreement,” which describes the Bank’s credit and collateral terms. At December 31, 2006 and 2005, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member’s subsidiary on behalf of the member, with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its subsidiary to retain physical possession of loan collateral assigned to the Bank, provided that the member and its subsidiary agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its subsidiary to deliver physical possession of loan collateral to the Bank or its safekeeping agent. All securities collateral is required to be delivered to the Bank’s safekeeping agent. All loan collateral pledged by the member is also subject to a UCC-1 financing statement.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the Bank priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in three institutions. The following table presents the concentration in advances to these three members as of December 31, 2006 and 2005. The table also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2006, 2005, and 2004.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2006		2005
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)	$72,323	39%	$—	—%
Citibank (West), FSB(2)	—	—	30,627	19
Washington Mutual Bank	34,864	19	56,911	35
World Savings Bank, FSB	22,846	13	27,712	17

Subtotal	130,033	71	115,250	71
Others	53,815	29	47,957	29

Total par amount	$183,848	100%	$163,207	100%

	2006		2005		2004
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$864	10%	$—	—%	$—	—%
Citibank (West), FSB(2)	1,408	17	804	16	336	15
Washington Mutual Bank	2,333	28	1,900	37	704	32
World Savings Bank, FSB	1,276	15	844	17	302	14

Subtotal	5,881	70	3,548	70	1,342	61
Others	2,565	30	1,499	30	862	39

Total	$8,446	100%	$5,047	100%	$2,204	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the capital stock outstanding as of December 31, 2006 and 2005.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms.  Interest rate payment terms for advances at December 31, 2006 and 2005, are detailed below:

	2006	2005
Par amount of advances:
Fixed rate	$53,120	$46,124
Adjustable rate	130,728	117,083

Total par amount	$183,848	$163,207

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Prepayment Fees, Net.  The Bank charged members prepayment fees or paid members prepayment credits when the principal on certain advances was paid prior to original maturity. Some of these advances were associated with interest rate exchange agreements. Upon termination of these advances, the gains or losses on the associated interest rate exchange agreements were recognized in accordance with SFAS 133. These transactions are summarized in the following table for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Prepayment fees received, net(1)	$1	$1	$7
Advance principal prepaid	341	1,169	2,304

(1)	Includes prepayment credits on advances with partial prepayment symmetry, offset by net gains on the associated interest rate exchange agreements. For the year ended December 31, 2006, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.2, offset by $0.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of an insignificant amount. For the year ended December 31, 2005, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.8, offset by $1.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $0.4. For the year ended December 31, 2004, prepayment credits paid to members on advances with partial prepayment symmetry totaled $5.0, offset by $6.0 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $1.0.

Note 8 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased qualifying mortgage loans directly from its participating members. The mortgage loans represent held-for-portfolio loans. Under the MPF Program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and retained the servicing of the loans.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. Most of the growth in the Bank’s MPF Program occurred in 2003, and since that time the Bank’s purchased mortgage loan balances have declined. In particular, mortgage loan purchase activity was low during 2005 and 2006 because (i) originations of conforming fixed rate mortgage loans were lower in these periods than in prior years, (ii) member business strategies led most participating members to sell their conforming fixed rate mortgage loans to other purchasers, and (iii) the Bank limited its purchases of fixed rate mortgage loans because the profit spreads available were below the Bank’s targets. The Bank’s last purchase commitment expired on February 15, 2007.

The following table presents information as of December 31, 2006 and 2005, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes:

	2006	2005
Fixed rate medium-term mortgage loans	$1,613	$1,878
Fixed rate long-term mortgage loans	3,035	3,355
Unamortized premiums	5	18
Unamortized discounts	(23)	(37)

Total mortgage loans held for portfolio	$4,630	$5,214

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $5 in 2006, $6 in 2005, and $6 in 2004.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration Risk.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2006 and 2005.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, FSB	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

December 31, 2005
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,915	75%	26,418	71%
IndyMac Bank, FSB	836	16	7,407	20

Subtotal	4,751	91	33,825	91
Others	482	9	3,284	9

Total	$5,233	100%	37,109	100%

Credit Risk.  The allowance for credit losses on the mortgage loan portfolio was as follows:

	2006	2005	2004
Balance, beginning of the period	$0.7	$0.3	$—
Chargeoffs	—	—	—
Recoveries	—	—	—
Provision for/(reduction of) credit losses	—	0.4	0.3

Balance, end of the period	$0.7	$0.7	$0.3

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.7 as of December 31, 2006, and $0.5 as of December 31, 2005.

The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has exposure, the Bank records an allowance for credit losses on MPF Plus loans. As of December 31, 2006, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure. As of December 31, 2005, the Bank had established an allowance for credit losses for the MPF Plus mortgage portfolio for these loans totaling $0.2.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2006 and 2005, the Bank determined that an allowance for credit losses was not required for these loans.

At December 31, 2006, the Bank had 31 loans totaling $4 classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 were in foreclosure or bankruptcy. At December 31, 2005, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $3 were in foreclosure or bankruptcy.

The Bank’s average recorded investment in impaired loans totaled $4 in 2006, $2 in 2005, and $1 in 2004. The Bank did not recognize any interest income for impaired loans in 2006, 2005, and 2004

At December 31, 2006 and 2005, the Bank’s other assets included an insignificant amount of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

Note 9 – Deposits

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2006 and 2005, are detailed in the following table:

	2006		2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$5	5.13%	$30	4.03%
Adjustable rate	589	3.69	409	3.81

Total interest-bearing deposits	594	3.70	439	3.83
Non-interest-bearing deposits	4	—	5	—

Total	$598	3.70%	$444	3.83%

Note 10 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 18. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations and is the primary obligor for its specific portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $951,990 at December 31, 2006, and $937,460 at December 31, 2005. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

To provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders), protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ aggregate capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account or SAA) if the FHLBanks’ aggregate capital stock is less than 8.33% of consolidated obligations outstanding. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2006 and 2005, the FHLBanks’ aggregate capital stock was 4.5% and 4.6% of the par value of consolidated obligations outstanding. The minimum SAA balance and the Bank’s share of this SAA balance were immaterial at both December 31, 2006 and 2005. In addition, each FHLBank is required to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its individual capital-to-assets ratio falls below 2.0%. As of December 31, 2006 and 2005, no FHLBank had a capital-to-assets ratio of less than 2.0%, and, therefore, no assets were being held in trust. In addition, no trust has been established as a result of this regulation because the ratio has never fallen below 2.0%.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

•

Index amortizing notes, which repay principal according to predetermined amortization schedules that are linked to the level of a certain index. As of December 31, 2006 and 2005, the Bank’s index amortizing notes had fixed rate coupon payment terms.

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

Redemption Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2006 and 2005:

	2006		2005
Year of Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
2006	$—	—%	$68,720	3.33%
2007	64,617	4.19	49,233	3.84
2008	57,351	4.41	36,078	3.94
2009	28,036	4.72	11,046	3.89
2010	13,774	4.68	10,653	4.43
2011	18,653	5.08	1,257	4.12
Thereafter	17,956	5.04	7,517	4.85
Index amortizing notes	9	4.61	11	4.61

Subtotal	200,396	4.52%	184,515	3.75%

Unamortized premiums	38		78
Unamortized discounts	(218)		(179)
SFAS 133 valuation adjustments	(916)		(1,789)

Total	$199,300		$182,625

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $58,528 at December 31, 2006, and $60,271 at December 31, 2005. Contemporaneous with the issuance of callable bonds for which the Bank is the primary obligor, the Bank usually enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $43,027 at December 31, 2006, and $47,737 at December 31, 2005. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	2006	2005
Par amount of consolidated obligation bonds:
Non-callable	$141,868	$124,244
Callable	58,528	60,271

Total par amount	$200,396	$184,515

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2006 and 2005, by the earlier of the year of contractual maturity or next call date:

Earlier of Year of Contractual Maturity or Next Call Date	2006	2005
2006	$—	$119,893
2007	103,397	35,415
2008	55,118	20,040
2009	15,454	3,238
2010	7,419	4,437
2011	11,461	445
Thereafter	7,538	1,036
Index amortizing notes	9	11

Total par amount	$200,396	$184,515

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2006		2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$30,226	5.15%	$27,747	4.04%
Unamortized discounts	(98)		(129)

Total	$30,128		$27,618

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at December 31, 2006 and 2005, are detailed in the following table:

	2006	2005
Par amount of consolidated obligations:
Bonds:
Fixed rate	$177,924	$150,049
Adjustable rate	14,265	21,973
Step-up	5,840	8,159
Fixed rate that converts to adjustable rate	827	879
Adjustable rate that converts to fixed rate	160	1,745
Range bonds	1,236	1,509
Zero-coupon	110	165
Inverse floating	25	25
Index amortizing notes	9	11

Total bonds, par	200,396	184,515
Discount notes, par	30,226	27,747

Total consolidated obligations, par	$230,622	$212,262

Note 11 – Affordable Housing Program

Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 12. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end. The REFCORP then aggregates each FHLBank’s 10% calculation. If the Bank experienced a regulatory loss during a quarter but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the amount of the AHP liability would be equal to zero. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. There was no AHP shortfall in 2006, 2005, or 2004. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2006, 2005, or 2004.

The Bank set aside $61, $41, and $32 during 2006, 2005, and 2004, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2006	2005	2004
Balance, beginning of period	$126	$132	$135
AHP assessments	61	41	32
AHP grant payments	(40)	(47)	(35)

Balance, end of period	$147	$126	$132

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

All subsidies were distributed in the form of direct grants in 2006, 2005, and 2004. The Bank had $6 and $6 in outstanding AHP advances at December 31, 2006 and 2005, respectively.

Note 12 – Resolution Funding Corporation Assessments

Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the REFCORP. The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 11. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

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

The FHLBanks’ aggregate payments through 2006 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3 of the $75 scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 annual payments after December 31, 2006.

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

Note 13 – Capital

Capital Requirements.  The Bank issues only one class of stock, Class B stock, with a par value of one hundred dollars per share, which may be redeemed (subject to certain conditions) upon five years’ notice by the member to the Bank. However, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five years have expired. (See “Excess and Surplus Capital Stock” below for a discussion of the Bank’s surplus capital stock repurchase policy and repurchase of excess stock.) The stock may be issued, redeemed, and repurchased only at its stated par value. The Bank may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital to assets ratio calculated without reference to the 1.5 weighting factor. As of December 31, 2006 and 2005, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, Finance Board staff has confirmed that mandatorily redeemable capital stock is considered capital for regulatory purposes. For further discussion, see “Mandatorily Redeemable Capital Stock” below.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2006 and 2005:

Regulatory Capital Requirements

	2006		2005
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,182	$10,865	$862	$9,698
Total capital to assets ratio	4.00%	4.44%	4.00%	4.34%
Total regulatory capital	$9,797	$10,865	$8,944	$9,698
Leverage ratio	5.00%	6.65%	5.00%	6.51%
Leverage capital	$12,246	$16,298	$11,180	$14,547

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank had mandatorily redeemable capital stock totaling $106 at December 31, 2006, and $47 at December 31, 2005. These amounts included accrued interest expense (accrued stock dividends) of $2 at December 31, 2006, and $2 at December 31, 2005, and have been classified as a liability in the Statements of Condition.

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

The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2006 and 2005.

Contractual Year of Redemption	2006	2005
2009	$30	$43
2010	4	4
2011	72	—

Total	$106	$47

The Bank’s activity for mandatorily redeemable capital stock for the years ended December 31, 2006, 2005, and 2004, was as follows.

	2006		2005		2004
	Number of members	Amount	Number of members	Amount	Number of members	Amount
Balance at the beginning of the period	8	$47	4	$55	—	$—
Reclassified from capital upon adoption of SFAS 150	—		—	—	2	18
Reclassified from capital during the period:
Merger with or acquisition by nonmember institution	4	125	3	6	2	57
Withdrawal from membership	1	28	1	—	—	—
Repurchase of mandatorily redeemable capital stock	—	(98)	—	(16)	—	(21)
Withdrawal from membership	(1)	—	—	—	—	—
Dividends accrued on mandatorily redeemable capital stock	—	4	—	2	—	1

Balance at the end of the period	12	$106	8	$47	4	$55

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

•

If, during the period between receipt of a stock redemption notice from a member and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after payment in full to the Bank’s creditors and to the extent funds are then available, each stockholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Board.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Retained Earnings and Dividend Policy.  By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $26 at December 31, 2006, and $44 at December 31, 2005. Because SFAS 133 cumulative net unrealized gains or losses are primarily a matter of timing, the unrealized gains or losses will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As SFAS 133 cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that the cumulative net effect of SFAS 133 since inception is a net gain. The purpose of this category of restricted retained earnings is to ensure that the Bank has sufficient retained earnings to offset future net unrealized losses that result from the reversal of SFAS 133 cumulative net unrealized gains. This ensures that the future membership base does not bear the cost of the future reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $117 at December 31, 2006, and $87 at December 31, 2005, and was targeted to reach $130 by the end of the third quarter of 2007. On December 1, 2006, the Board of Directors voted to implement amendments to the Bank’s Retained Earnings and Dividend Policy that increased the target for the buildup of retained earnings other than SFAS 133 gains to $296, and changed the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The policy became effective as of January 1, 2007, for dividend periods beginning on and after that date.

Prior to the first quarter of 2005, the Bank also retained in restricted retained earnings the amount of advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments that would have been reflected in future dividend periods if the advances had not been prepaid. This was based on the Bank’s historical strategy of funding fixed rate advances with fixed rate debt. If a fixed rate advance was prepaid after interest rates had fallen, the Bank would receive a large advance prepayment fee. If the associated debt were also extinguished, the large loss on debt extinguishment would generally offset most of the advance

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

prepayment fee. However, if it were not possible to extinguish the debt, the Bank would experience an immediate positive income impact from the up-front advance prepayment fee, but would have an ongoing obligation to pay a high fixed rate of interest on the remaining debt until maturity. The purpose of this category of restricted retained earnings was to ensure that the burden of any high-cost debt that was not extinguished was not borne by the Bank’s future membership base. Retained earnings restricted in accordance with this provision totaled $6 at December 31, 2004. Effective March 31, 2005, the Board of Directors amended the Retained Earnings and Dividend Policy to eliminate the requirement to restrict retained earnings for advance prepayment fees and other gains and losses related to the termination of interest rate exchange agreements and the early retirement of consolidated obligations related to advance prepayments. This provision was no longer needed because the Bank generally hedges fixed rate advances with fixed rate interest rate swaps, which, in effect, converts these advances to floating rate advances. If a fixed rate advance is prepaid, the fixed rate interest rate swap is also terminated. The advance prepayment fee and the gain or loss on the termination of the interest rate swap will generally offset each other. The amount previously restricted in accordance with this provision became part of the buildup of restricted retained earnings discussed above.

The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable Finance Board requirements.

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

The Bank repurchased surplus capital totaling $1,272 in 2006 and $728 in 2005. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,618 in 2006 and $59 in 2005. Excess capital stock totaled $1,121 as of December 31, 2006, which included surplus capital stock of $382. On January 31, 2007, the Bank repurchased $330 of surplus capital stock and $474 of excess capital stock that was not surplus capital stock.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Limitation on Issuance of Excess Stock.  On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. In addition, the rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. The Bank believes that the final rule will not have a material impact on the Bank.

Concentration.  The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, as of December 31, 2006 and 2005.

Concentration of Capital Stock

(Dollars in millions)	December 31, 2006		December 31, 2005
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.(1)	$3,399	32%	$—	—%
Citibank (West), FSB(1)	—	—	1,439	15
Washington Mutual Bank	1,964	18	3,350	35
World Savings Bank, FSB	1,343	13	1,317	14

Total	$6,706	63%	$6,106	64%

(1)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding capital stock of Citibank (West), FSB.

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

The Bank adopted SFAS 158 as of December 31, 2006. In accordance with the provisions of SFAS 158, the Bank recognized the funded status of its defined benefit pension and other postretirement plans in the Statement of Condition and recognized as a component of other comprehensive income the gains or losses and prior service costs or credits that arose during the period but were not immediately recognized as a component of net periodic benefit cost. The amounts recognized on the Statement of Condition at December 31, 2006, upon adoption of SFAS 158 were as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other liabilities	$565	$3	$568
Total liabilities	234,158	3	234,161
Accumulated other comprehensive income	(2)	(3)	(5)
Total capital	10,757	(3)	10,754

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2006 and 2005.

	2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of year	$12	$5	$2	$11	$5	$2
Service cost	1	1	—	1	1	—
Interest cost	1	—	—	1	—	—
Actuarial loss/(gain)	—	—	—	—	(1)	—
Benefits paid	—	—	—	(1)	—	—

Benefit obligation, end of year	$14	$6	$2	$12	$5	$2

Change in plan assets
Fair value of plan assets, beginning of year	$10	$—	$—	$7	$—	$—
Actual return on plan assets	1	—	—	1	—	—
Employer contributions	—	—	—	3	—	—
Benefits paid	—	—	—	(1)	—	—

Fair value of plan assets, end of year	$11	$—	$—	$10	$—	$—

Funded status at the end of the year	$(3)	$(6)	$(2)	$(2)	$(5)	$(2)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Amounts recognized in the Statements of Condition at December 31, 2006 and 2005, consist of:

	2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Prepaid benefit costs	$—	$—	$—	$1	$—	$—
Accrued benefit liability	(3)	(6)	(2)	—	(5)	(2)

Net amount recognized	$(3)	$(6)	$(2)	$1	$(5)	$(2)

Amounts recognized in accumulated other comprehensive income at December 31, 2006 and 2005, consist of:

	2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Net loss/(gain)	$3	$—	$(1)	$—	$—	$—
Transition obligation	—	—	1	—	—	—

Accumulated other comprehensive income	$3	$—	$—	$—	$—	$—

The following table reconciles the funded status of the plans to the amounts included in the Statement of Condition at December 31, 2005.

	2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Funded status	$(2)	$(5)	$(2)
Unrecognized net actuarial loss/(gain)	3	—	(1)
Unrecognized transition obligation	—	—	1
Contributions after measurement date	—	—	—

Prepaid (accrued) benefit cost	$1	$(5)	$(2)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2006 and 2005.

	2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Projected benefit obligation	$14	$6	$2	$12	$5	$2
Accumulated benefit obligation	11	5	2	10	4	2
Fair value of plan assets	11	—	—	10	—	—

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Components of the net periodic benefit costs/(income) and other amounts recognized in other comprehensive income for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006			2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$1	$1	$—	$1	$1	$—	$1	$1	$—
Interest cost	1	—	—	1	—	—	1	—	—
Expected return on assets	(1)	—	—	(1)	—	—	(1)	—	—

Net periodic benefit cost/(income)	1	1	—	1	1	—	1	1	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Charge to other comprehensive income upon adoption of SFAS 158	3	—	—	—	—	—	—	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$4	$1	$—	$1	$1	$—	$1	$1	$—

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are not material.

Weighted-average assumptions used to determine the benefit obligations at December 31, 2006 and 2005, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Discount rate	5.75%	5.75%	5.75%	5.50%	5.50%	5.50%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2006, 2005, and 2004, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2006			2005			2004
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- Retirement Health Benefit Plan
Discount rate	5.50%	5.50%	5.50%	5.75%	5.75%	5.75%	7.00%	7.00%	6.00%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate reflects the rates available at the measurement date on long-term high-quality fixed income debt instruments and was determined based on Moody’s Investors Service’s Aa Corporate Bond Index. The Bank has determined that the timing and amount of projected cash outflows in the index is consistent with the timing and amount of expected benefit payments by comparing the duration of projected plan liabilities to the duration of the bonds in Moody’s Investors Service’s Aa Corporate Bond Index. This comparison showed that the duration of the projected plan liabilities is approximately the same, or slightly longer, than the duration of the bonds in the index. The discount rate is reset annually on the measurement date.

The expected return on plan assets was determined based on (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan’s target asset allocation.

The Cash Balance Plan is administered by the Bank’s Retirement Committee, which establishes the plan’s Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equities; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan’s target allocation percentages for a mix range of 50-70% equities and 30-50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a quarterly basis.

The Cash Balance Plan’s weighted average asset allocation at December 31, 2006 and 2005, by asset category was as follows:

Asset Category	2006	2005
Cash and cash equivalents	2%	2%
Equities mutual funds	60	60
Fixed income mutual funds	38	38

Total	100%	100%

The Bank contributed $2 in 2006 and expects to contribute $2 to the Cash Balance Plan in 2007. The amount that the Bank expects to contribute to the non-qualified defined benefit plans in 2007 is immaterial. No contributions were made to the non-qualified benefit plans in 2006. The postretirement health plan is not funded; therefore no contributions will be made to the plan in 2007.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-Retirement Health Benefit Plan
2007	$1	$—	$—
2008	1	—	—
2009	1	—	—
2010	1	—	—
2011	1	—	—
2012 – 2016	9	7	1

Defined Contribution Plans

Retirement Savings Plan.  The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions and a Bank matching contribution of up to 6% of each participant’s contribution (based on compensation). The Bank contributed approximately $1, $1, and $1 in 2006, 2005, and 2004, respectively.

Deferred Compensation Plan.  The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) employee or director deferral of current compensation, (ii) make-up

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for employees that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s obligation for this plan at December 31, 2006, 2005, and 2004, was $30, $24, and $19, respectively.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2006, 2005, and 2004.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
2006	$646	$166	$812	$27	$839	$(10)	$90	$739
2005	478	161	639	44	683	(100)	81	502
2004	315	152	467	75	542	(76)	68	398

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”

The following table presents total assets by operating segment at December 31, 2006, 2005, and 2004:

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
2006	$213,258	$31,657	$244,915
2005	191,161	32,441	223,602
2004	156,889	28,093	184,982

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 16 – Derivatives and Hedging Activities

General.  The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time as the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds.

Additional active uses of interest rate exchange agreements include: (i) offsetting interest rate caps, floors, corridors, or collars embedded in adjustable rate advances made to members, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (iv) modifying the repricing intervals between variable rate assets and variable rate liabilities, and (v) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a forecasted transaction, (iii) a cash flow hedge of an underlying financial instrument, (iv) an economic hedge for specific asset and liability management purposes (a non-SFAS 133-qualifying economic hedge), or (v) an intermediary transaction for members.

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

Consistent with Finance Board regulation, the Bank enters into interest rate exchange agreements only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between members and counterparties. Bank management uses interest rate exchange agreements when they are deemed to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules (economic hedges). As a result, in those cases, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income as “Net loss on derivatives and hedging activities,” with no offsetting fair value adjustments for the economically hedged asset, liability, or firm commitment.

The Bank is not a derivatives dealer and does not trade derivatives for profit.

Net (losses)/gains on derivatives and hedging activities for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
Net losses related to fair value hedge ineffectiveness	$(4)	$(51)	$(19)
Net losses related to cash flow hedge ineffectiveness	(1)	(1)	—
Losses on MPF firm commitments	—	—	(1)
Net gains on economic hedges	18	7	26
Net interest expense on derivative instruments used in economic hedges	(27)	(44)	(75)

Net losses on derivatives and hedging activities	$(14)	$(89)	$(69)

For the years ended December 31, 2006 and 2005, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2006, the amount of

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2006 and 2005:

	2006		2005
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$185,477	$(839)	$164,803	$(1,554)
Cash flow	—	—	270	—
Economic	78,151	(13)	61,845	(37)
Interest rate swaptions: Economic	3,575	6	3,587	16
Interest rate caps, floors, corridors, and/or collars
Fair value	9,090	62	13,862	131
Economic	70	—	70	—

Total	$276,363	$(784)	$244,437	$(1,444)

Total derivatives excluding accrued interest		$(784)		$(1,444)
Accrued interest, net		(191)		(93)

Net derivative balances		$(975)		$(1,537)

Derivative assets		$20		$24
Derivative liabilities		(995)		(1,561)

Net derivative balances		$(975)		$(1,537)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	2006	2005
Host contract:
Advances	$—	$(6)
Non-callable bonds	15	36
Callable bonds	—	1

Total	$15	$31

Hedging Activities.  The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,330 at December 31, 2006, and $1,430 at December 31, 2005. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations was $130 at December 31, 2005.

Investments – The Bank may invest in U.S. agency obligations, AAA-rated MBS, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as held-to-maturity or trading.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2006, 2005, or 2004.

Firm Commitments – In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. Accordingly, the commitment is recorded at fair value as a derivative asset or derivative liability, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements contain master netting provisions to mitigate the credit risk exposure to each

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements, and no allowance for losses is deemed necessary by management.

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $276,363 at December 31, 2006, and $244,437 at December 31, 2005. The notional amount does not represent the exposure to credit loss. The Bank is subject to credit risk in the event of nonperformance by a counterparty to a non-exchange-traded interest rate exchange agreement. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was estimated at $20 and $24, respectively, including $1 and $1 of net accrued interest receivable, respectively. Accrued interest receivables and payables and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $19 and $23 as collateral from counterparties as of December 31, 2006 and 2005, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 18.

Note 17 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2006 and 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Accrued Interest Receivable and Payable and Other Assets and Liabilities.  The recorded carrying value of accrued interest receivable, accrued interest payable, other assets (except for concessions on consolidated obligations), and other liabilities approximates the estimated fair value. Concessions on consolidated obligations have an estimated fair value of zero.

Derivative Assets and Liabilities.  The Bank bases the estimated fair value of interest rate exchange agreements on the estimated costs of instruments with similar terms or available market prices, including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments are estimated using techniques such as discounted cash flow analysis, option pricing models, and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, the volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

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

Mandatorily Redeemable Capital Stock.  The fair value of capital subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments.  The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at December 31, 2006 and 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The estimated fair values of the Bank’s financial instruments at December 31, 2006 and 2005, were as follows:

Fair Value of Financial Instruments – 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,323	—	9,323
Securities purchased under agreements to resell	200	—	200
Federal funds sold	15,443	—	15,443
Trading securities	77	—	77
Held-to-maturity securities	30,348	(248)	30,100
Advances	183,669	184	183,853
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,630	(112)	4,518
Accrued interest receivable	1,078	—	1,078
Derivative assets	20	—	20
Other assets	119	(66)	53

Total	$244,915	$(242)	$244,673

Liabilities
Deposits	$598	$—	$598
Consolidated obligations:
Bonds	199,300	323	198,977
Discount notes	30,128	3	30,125
Mandatorily redeemable capital stock	106	—	106
Accrued interest payable	2,280	—	2,280
Derivative liabilities	995	—	995
Other liabilities	754	—	754

Total	$234,161	$326	$233,835

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – 2005

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$12	$—	$12
Interest-bearing deposits in banks	6,899	—	6,899
Securities purchased under agreements to resell	750	—	750
Federal funds sold	16,997	—	16,997
Trading securities	128	—	128
Held-to-maturity securities	29,691	(346)	29,345
Advances	162,873	76	162,949
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	5,214	(133)	5,081
Accrued interest receivable	909	—	909
Derivative assets	24	—	24
Other assets	105	(61)	44

Total	$223,602	$(464)	$223,138

Liabilities
Deposits	$444	$—	$444
Consolidated obligations:
Bonds	182,625	349	182,276
Discount notes	27,618	3	27,615
Mandatorily redeemable capital stock	47	—	47
Accrued interest payable	1,448	—	1,448
Derivative liabilities	1,561	—	1,561
Other liabilities	211	—	211

Total	$213,954	$352	$213,602

Note 18 – Commitments and Contingencies

As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank.

The Bank considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all consolidated obligations. The Bank considers the joint and several liability as a related party guarantee because the allocation of the joint and several liability of the FHLBanks is under the common control of the Finance Board. Related party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951,990 at December 31, 2006, and $937,460 at December 31, 2005. The par value of the Bank’s participation in consolidated obligations was $230,622 at December 31, 2006, and $212,262 at December 31, 2005.

The Finance Board’s joint and several liability regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay its participation in the consolidated obligations for which it is the primary obligor. In

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

accordance with this regulation, the president of each FHLBank is required to provide a quarterly certification that, among other things, the FHLBank will remain capable of making full and timely payment of all its current obligations, including direct obligations.

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

Commitments that legally obligate the Bank for additional advances totaled $3,289 at December 31, 2006, and $2,843 at December 31, 2005. Commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1,124 at December 31, 2006, and $810 at December 31, 2005, and had original terms of 30 days to 10 years with the latest final expiration in 2016. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at December 31, 2006, and $2 at December 31, 2005. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding (see Note 7). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of December 31, 2006 and 2005.

At December 31, 2006, the Bank did not have any commitments that obligated the Bank to purchase mortgage loans. At December 31, 2005, commitments that obligated the Bank to purchase mortgage loans totaled $0.4. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS 149, commitments entered after June 30, 2003, were recorded as derivatives at their fair value through the settlement date of the commitment.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties must fully collateralize the Bank’s net credit exposure. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value of $687, of which $78 cannot be sold or repledged and $609 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

derivatives. As of December 31, 2005, the Bank had pledged as collateral securities with a carrying value of $1,277, of which $100 cannot be sold or repledged and $1,177 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $4, $4, and $4 for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum rentals at December 31, 2006, were as follows:

Year	Future Minimum Rentals
2007	$3
2008	4
2009	3
2010	3
2011	3
Thereafter	25

Total	$41

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

The Bank had committed to the issuance of consolidated obligations totaling $186 at December 31, 2006, and $1,401 at December 31, 2005.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,062 at December 31, 2006, and $616 at December 31, 2005.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 10, 11, 12, 13, 14, and 16.

Note 19 – Transactions with Members

Transactions with Members.  The Bank has a cooperative ownership structure whose member institutions own the capital stock of the Bank. In addition, certain former members are also required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements (see Note 13 for further information).

All advances are issued to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with Finance Board regulations.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions:

	December 31,
	2006	2005
Assets:
Cash and due from banks	$7	$11
Interest-bearing deposits in banks	1,301	989
Federal funds sold	2,598	3,130
Held-to-maturity securities(1)	7,495	7,347
Advances	183,669	162,873
Mortgage loans held for portfolio	4,630	5,214
Accrued interest receivable	940	756
Derivative assets	20	24
Other assets	32	22

Total	$200,692	$180,366

Liabilities:
Deposits	$598	$444
Accrued interest payable	2	—
Derivative liabilities	164	164

Total	$764	$608

Notional amount of derivatives	$42,323	$29,354
Letters of credit	1,124	810

(1)	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	For the years ended December 31,
	2006	2005	2004
Interest Income:
Interest-bearing deposits in banks	$88	$21	$4
Federal funds sold	102	84	2
Held-to-maturity securities	355	278	178
Advances(1)	8,776	5,091	1,834
Prepayment fees on advances, net	1	1	7
Mortgage loans held for portfolio	243	280	309

Total	$9,565	$5,755	$2,334

Interest Expense:
Deposits	$18	$16	$6
Consolidated obligations(1)	146	(31)	(160)

Total	$164	$(15)	$(154)

Other Income:
Net gain/(loss) on derivatives and hedging activities	$52	$(125)	$(82)
Fees earned on letters of credit	1	1	1

Total	$53	$(124)	$(81)

(1)	Includes the effect of associated derivatives with members and their affiliates.

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

	December 31,
	2006	2005
Assets:
Cash and due from banks	$7	$11
Interest-bearing deposits in banks	—	440
Federal funds sold	700	—
Held-to-maturity securities(1)	3,101	2,960
Advances	132,912	120,361
Mortgage loans held for portfolio	3,691	4,124
Accrued interest receivable	662	576
Derivative assets	1	—

Total	$141,074	$128,472

Liabilities:
Deposits	$48	$63
Derivative liabilities	70	64

Total	$118	$127

Notional amount of derivatives	$9,474	$11,831
Letters of credit	172	197

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	For the years ended December 31,
	2006	2005	2004
Interest Income:
Interest-bearing deposits in banks	$9	$8	$4
Federal funds sold	17	8	2
Held-to-maturity securities	137	111	104
Advances(1)	6,078	3,718	1,452
Prepayment fees on advances, net	—	—	1
Mortgage loans held for portfolio	192	218	248

Total	$6,433	$4,063	$1,811

Interest Expense:
Deposits	$1	$—	$1
Consolidated obligations(1)	60	(15)	(79)

Total	$61	$(15)	$(78)

Other Income:
Net gain/(loss) on derivatives and hedging activities	$12	$(61)	$(40)

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At December 31, 2005, Citibank, N.A., was an affiliate of the Bank’s largest shareholder, Citibank (West), FSB. In October 2006, Citibank (West), FSB, was reorganized into Citibank, N.A., and Citibank, N.A., became a member of the Bank, assumed the outstanding capital stock of Citibank (West), FSB, and became the Bank’s largest shareholder. Citibank, N.A., is the Bank’s primary securities custodian and a derivatives dealer counterparty. In addition, the Bank has financial relationships with two affiliates of Citibank, N.A. They are (i) Citigroup Global Markets, Inc., which is a bond underwriter and dealer for the issuance of the FHLBank System’s consolidated obligations, and (ii) Citigroup Institutional Trust Company, which is the Bank’s securities custodian for securities pledged to the Bank by Citibank, N.A., and its approved subsidiaries. Citibank, N.A., and its affiliates served in these roles prior to and after Citibank, N.A., became a member of the Bank. These financial relationships with Citibank, N.A., and its affiliates are conducted in the ordinary course of business, and management believes these financial relationships are conducted on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

Note 20 – Other

Other income consisted of the following:

	2006	2005	2004
Fees earned on letters of credit	$1	$1	$1
Amortization of deferred gain from sale of building	1	1	2
Other	1	—	1

Total	$3	$2	$4

In May 1999, the Bank sold its San Francisco office building and realized a gain of $24. The Bank recognized $3 of the gain immediately upon the sale in 1999 and is deferring and amortizing the remainder over the remaining term of the Bank’s leaseback for the space the Bank occupies. The unamortized amount of the deferred gain outstanding was $7 at December 31, 2006, and $8 at December 31, 2005.

The table below discloses the categories included in other operating expense.

	2006	2005	2004
Professional and contract services	$21	$18	$10
Travel	1	1	1
Occupancy	4	4	4
Equipment	4	4	4
Other	3	2	3

Total	$33	$29	$22

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2006 and 2005, are included in the following tables (dollars in millions except per share amounts).

	Three months ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Interest income	$3,201	$3,071	$2,783	$2,586
Interest expense	2,973	2,854	2,582	2,393

Net interest income	228	217	201	193
Other income/(loss)	9	(3)	(6)	(10)
Other expense	25	23	21	21
Assessments	57	51	46	43

Net income	$155	$140	$128	$119

Dividends declared per share	$1.47	$1.40	$1.30	$1.24
Annualized dividend rate(1)	5.83%	5.54%	5.22%	5.03%

	Three months ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Interest income	$2,242	$1,917	$1,621	$1,332
Interest expense	2,055	1,739	1,462	1,173

Net interest income	187	178	159	159
Other (loss)/income	(15)	(35)	5	(55)
Other expense	23	19	20	19
Assessments	39	33	38	23

Net income	$110	$91	$106	$62

Dividends declared per share	$1.18	$1.15	$1.05	$1.05
Annualized dividend rate(1)	4.67%	4.58%	4.21%	4.25%

(1)	All dividends except fractional shares were paid in the form of capital stock.

Investment Securities

Supplementary financial data on the Bank’s investment securities for the years ended December 31, 2006, 2005, and 2004, are included in the tables below.

Trading Securities

	December 31,
(Dollars in millions)	2006	2005	2004
U.S. government corporations and government-sponsored enterprises (GSEs):
MBS:
GNMA	$38	$49	$67
FHLMC	15	15	175
FNMA	24	64	94
States and political subdivisions:
Housing finance agency bonds	—	—	266

Total	$77	$128	$602

Held-to-Maturity Securities

	December 31,
(Dollars in millions)	2006	2005	2004
U.S. government corporations and GSEs:
Discount notes:
FHLMC	$150	$—	$—
FNMA	149	248	—
MBS:
GNMA	28	36	48
FHLMC	150	207	297
FNMA	417	522	693
States and political subdivisions:
Housing finance agency bonds	1,000	1,211	1,470
Other bonds, notes, and debentures:
Commercial paper	2,235	1,267	748
Non-agency MBS	26,219	26,200	20,583

Total	$30,348	$29,691	$23,839

As of December 31, 2006, trading securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2006
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
MBS:
GNMA:
After ten years	$38	5.42%
FHLMC:
After one but within five years	15	6.11
FNMA:
After one but within five years	9	7.18
After five but within ten years	15	4.77
After ten years	—	—

Total	$77	5.63%

As of December 31, 2006, held-to-maturity securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2006
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
Discount notes:
FHLMC:
Within one year	$150	5.09%
FNMA
Within one year	149	5.15
MBS:
GNMA:
After ten years	28	5.68
FHLMC:
After one but within five years	29	5.66
After five but within ten years	2	5.85
After ten years	119	6.56
FNMA:
After one but within five years	3	6.34
After five but within ten years	3	6.62
After ten years	411	4.78

Subtotal	894	5.24

States and political subdivisions:
Housing finance agency bonds:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	28	5.52
After ten years	972	5.59

Subtotal	1,000	5.59

Other bonds, notes, and debentures:
Commercial paper:
Within one year	2,235	5.26
Non-agency MBS:
Within one year	—	—
After one but within five years	167	3.98
After five but within ten years	10	6.40
After ten years	26,042	5.170

Subtotal	28,454

Total	$30,348	5.18%

Geographic Concentration of Mortgage Loans(1)(2)

	December 31,
	2006	2005
Midwest	15%	15%
Northeast	22	22
Southeast	14	14
Southwest	10	10
West	39	39

Total	100%	100%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Maturities of Time Deposits

As of December 31, 2006, the Bank had time deposits in denominations of $0.1 million or more with the following maturity characteristics:

(Dollars in millions)	December 31, 2006
Within three months	$3
After three months but within six months	1

Total	$4

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (discount notes) for the years ended December 31, 2006, 2005, and 2004:

(Dollars in millions)	2006	2005	2004
Outstanding at end of the period	$30,128	$27,618	$26,257
Weighted average rate at end of the period	5.15%	4.04%	2.08%
Daily average outstanding for the period	$19,915	$22,102	$28,528
Weighted average rate for the period	4.92%	3.17%	1.32%
Highest outstanding at any monthend	$30,128	$28,039	$42,965

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Financial Officer, and Controller as of the end of the annual period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Financial Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

Internal Control Over Financial Reporting

For the fourth quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Bank’s Board of Directors (Board) is composed of directors appointed by the Finance Board and directors elected by the members (or selected by the Board to fill mid-term vacancies). Each director must be a citizen of the United States. Each appointed director must be a bona fide resident of the Bank’s district, and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the Board and continuing service on the Board is determined by Finance Board regulations. The term for each directorship is three years, and elected directors are subject to a limit on the number of consecutive terms they may serve. An elected director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

The Board has six appointed director positions, two of which are currently filled and four of which are vacant. The current terms of the two appointed directors will expire at the end of 2007. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. Appointed directors may not hold any financial interest in a member of the Bank.

The Board also has eight elected director positions. Each year the Finance Board designates the total number of elected directorships for the Bank and the number to be allocated to each of the three states in the Bank’s district (Arizona, California and Nevada). The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one director position allocated to each state and at least three director positions allocated to California. Of the eight elected director positions for 2007, one is allocated to Arizona, three are allocated to Nevada, and four are allocated to California. In 2006, Citibank, N.A., redesignated its main office from New York, New York, to Las Vegas, Nevada. Based on the redesignation and on the relative number of shares of capital stock required to be held by the Bank’s Nevada members in 2006, it is likely that the Finance Board will reallocate one of the four elected director positions allocated to California for 2007 to Nevada, effective January 1, 2008.

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

Board of Directors

The following table sets forth information (ages as of February 28, 2007) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1)(6)	60	2003	2008
James P. Giraldin, Vice Chairman(1)(6)	54	2003	2009
James F. Burr (director-elect effective March 30, 2007)(4)	41	2007	2008
Reginald Chen(4)(5)	46	2007	2008
David A. Funk(2)(6)	63	2005	2007
W. Douglas Hile(4)(5)	54	2007	2007
D. Tad Lowrey(1)(5)	54	2006	2009
Monte L. Miller(3)(6)	60	2004	2007
John F. Robinson(4)(5)	60	2007	2009
Scott C. Syphax(3)(5)	43	2002	2007

(1) Elected by the Bank’s California members
(2) Elected by the Bank’s Nevada members
(3) Appointed by the Finance Board
(4) Selected by the Board of Directors to fill an interim vacancy
(5) Member of the Audit Committee
(6) Member of the EEO-Personnel-Compensation Committee in 2006. Former director Rick McGill was also a member of the EEO-Personnel-Compensation Committee in 2006.

The Board of Directors has determined that Mr. Lowrey is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required by SEC rules to disclose whether Mr. Lowrey is “independent” and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the NASDAQ definition of independence, and under that definition, Mr. Lowrey is independent. In addition, Mr. Lowrey is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, Santa Monica, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. Since 2005, he has served as chairman of the Council of Federal Home Loan Banks and chairman of the chair-vice chair committee of the Federal Home Loan Bank System. He has been chairman of the Board of Directors since 2005 and was vice chairman of the Board of Directors in 2004.

James P. Giraldin, Vice Chairman

James P. Giraldin has been chief operating officer of First Federal Bank of California, Santa Monica, California, since 1997 and president since 2002. He joined the company in 1992 as executive vice president and chief financial officer. Prior to joining First Federal Bank of California, Mr. Giraldin served as chief executive officer of Irvine City Bank, Irvine, California, for five years. He previously served as chief financial officer for two other savings and loan associations and was a certified public accountant with KPMG LLP. He has been vice chairman of the Board of Directors since 2006.

James F. Burr (director-elect effective March 30, 2007)

James F. Burr has been executive vice president and treasurer of World Savings Bank, FSB, Oakland, California, since October 2006. He has also been executive vice president and treasurer of Wachovia Corporation and Wachovia Bank, National Association, since February 2006. Previously he was senior vice president and assistant treasurer of Wachovia Corporation and Wachovia Bank, National Association, from 2001 to February 2006.

Reginald Chen

Reginald Chen has been vice president of Citibank, N.A., Las Vegas, Nevada, and treasurer of Citigroup’s Consumer Lending Group since October 2005. Previously he was treasurer of Citigroup’s Citibanking North America from May 1999 to September 2005.

David A. Funk

David A. Funk has been director and president of Nevada Security Bank, Reno, Nevada, since November 2002, and director of its holding company, The Bank Holdings, since 2004. Previously he was executive director, Nevada marketing, at Bank of the West, San Francisco, California, from August 2001 to November 2002.

W. Douglas Hile

W. Douglas Hile has been chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and senior vice president and group executive for banking for its holding company, Marquette Financial Companies, since October 2002. He has been a director of Business First National Bank of Santa Barbara, Santa Barbara, California, since October 2002 and a director of National Mercantile Bancorp and Mercantile National Bank of Los Angeles, Los Angeles, California, since September 2003 and a director of South Bay Bank, NA, Torrance, California since September 2003. Previously, he was a transition executive at Wells Fargo Bank, Minneapolis, Minnesota, from February 2002 to October 2002 and chairman and chief executive of Marquette Bank, NA, Rogers, Minnesota, and its predecessors from July 1993 to February 2002.

D. Tad Lowrey

D. Tad Lowrey has been employed as executive vice president by WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, since January 2006. He has also been a vice president of Fullerton Community Bank, Fullerton, California, since August 2005. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until February 2005, ending with its acquisition by Union Bank of California. He has held positions as chief executive officer and chief financial officer for a number of savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Board of Directors of the Bank and was its vice chairman in 2003.

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

John F. Robinson

John F. Robinson has been executive vice president, Corporate Risk Management, at Washington Mutual Bank, Henderson, Nevada, since 2002. From 1997 to 2002, he served as Deputy Controller of the Office of the Comptroller of the Currency, where he supervised commercial banks in the Western United States.

Scott C. Syphax

Scott C. Syphax has been president and chief executive officer of Nehemiah Corporation of America, a community development corporation, Sacramento, California, since 2001. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company.

Executive Officers

Dean Schultz

Dean Schultz, 60, has been president and chief executive officer of the Bank since April 1991. Mr. Schultz is a member of the board of directors of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, Mr. Schultz was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Gregory P. Fontenot

Gregory P. Fontenot, 48, has been senior vice president and director of human resources since January 2006. He joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot currently holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 47, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the Securities and Exchange Commission in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 55, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

Lisa B. MacMillen

Lisa B. MacMillen, 47, has been senior vice president and corporate secretary since 1998. From 1998 to April 2005, she also served as general counsel. Ms. MacMillen joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

David H. Martens

David H. Martens, 54, has been senior vice president, enterprise risk management, since July 2004, and has been senior vice president, chief credit and collateral risk management officer, since 1998. Mr. Martens was also the senior officer overseeing the Bank’s community investment programs from 1998 to 2004. Mr. Martens joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board; vice president, supervisory agent, for the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 57, has been senior vice president and controller and operations officer since 1996. She joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner. She is a certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 54, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 45, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. He had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 54, has been senior vice president, mortgage finance sales and product development, since February 2005. She joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

J. Todd Roof

J. Todd Roof, 45, was appointed senior vice president and director of internal audit in July 2005. Prior to joining the Bank, Mr. Roof was the global general auditor and managing director for Barclays Global Investors from 2002 through 2005. He also held positions with PricewaterhouseCoopers LLP from 1992 to 2002, where he was a partner in the global risk management and financial services group from 1998 to 2002. During the period 1984 to 1992, he was employed with Ernst & Young LLP as a financial audit manager. He is a certified public accountant.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 49, has been senior vice president and general counsel since April 2005. She joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 50, has been senior vice president, financial services (sales, marketing and mortgage loan purchases) and community investment since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing (including overseeing mortgage loan purchases) in October 1999. Before joining the Bank, Mr. Traynor held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

George T. Wofford

George T. Wofford, 67, has been senior vice president, information services since 1999. He joined the Bank in March 1993 as vice president, information services. Mr. Wofford has previous experience as director of management information systems at Morrison & Foerster LLP, James River Corporation, and Zellerbach Paper Group. Since 1996, Mr. Wofford has been a trustee with Advisors Series Trust, a registered investment company.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on our compensation program for our named executive officers for 2006. Our named executive officers are our principal executive officer, our principal financial officer and our other three most highly-compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the Committee, of the Bank’s Board of Directors, which we refer to as the Board, acts pursuant to a Board-approved charter. The Committee consists of all members of the Board. The Committee is responsible for, among other things, reviewing and making recommendations to our full Board regarding compensation and incentive plan awards for our corporate officers (President, any executive vice president, senior vice presidents, and vice presidents). The Committee may rely on the assistance, advice, and recommendations of our management and other advisors, and may refer specific matters to other committees of the Board. The Committee reports its activities and recommendations to the Board through the Committee chair or through Bank management.

Certain members of senior management aid the Committee in its responsibilities by providing compensation and performance information regarding our corporate officers. The Committee meets in executive sessions to determine compensation matters, and these meetings exclude members of management when the discussions pertain to them.

Objectives of Our Executive Compensation Program

We believe that we must be able to attract and retain outstanding executives and provide a compensation package that appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank’s business. Our executive compensation program provides total compensation consisting of base salary, short-term cash incentive compensation, long-term cash incentive compensation, and benefits.

Total compensation is intended to align the interests of the named executive officers and other executive employees with the short-term and long-term interests of the Bank, ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and encourage the named executive officers and other executive employees to remain employed with the Bank.

Total Compensation is Intended to Reward Individual Performance and Contribution to the Bank’s Strategic Goals and Performance Targets.  We have structured our executive compensation program to reward individual performance and contribution in support of the Bank’s strategic goals and performance targets, including those set forth in the Bank’s strategic plan. In addition to cash base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the Bank’s strategic plans and are responsible for the Bank’s performance.

Our compensation program is intended to focus the executives on achieving the Bank’s mission, increasing member business, and encouraging teamwork, and to associate executive pay with the Bank’s short-term and long-term strategic goals and performance targets.

Our Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent.  Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. We strive to create a compensation program that delivers total compensation packages generally around the 50th percentile of the total compensation packages of the Bank’s comparison group. However, each individual element of compensation may vary somewhat above or below the 50th percentile of the Bank’s comparison group.

Beginning in November 2006, the Committee engaged Mercer Human Resources Consulting, a nationally recognized global compensation consulting firm, to provide information to the Committee regarding compensation provided to executives in comparable positions at other companies. Previously, the Bank and the Committee had used Towers Perrin to provide this type of comparative compensation information.

Comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. The executive roles of our named executive officers are as complex and sophisticated as those at other similar-sized financial services and banking firms, but our Bank may have a narrower focus.

Our named executive officers are required to have the depth of knowledge and experience that is required by comparable financial services and banking firms, but unlike some of these comparable companies with multiple lines of business, our focus is limited to certain lines of business. Our focus is more like that of a specific subsidiary, division, or business unit of comparable companies with multiple lines of business.

In 2006, the companies with comparable positions were financial services and banking firms with similar asset size, business sophistication, and complexity. In making compensation decisions, the Committee considers compensation information about the comparable positions at these companies.

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation.  Our objective is to compensate our senior corporate officers, including our named executive officers, with a balanced combination of base salary, short-term cash incentive compensation, and long-term cash incentive compensation. We believe that a balanced approach in delivering short-term and long-term cash incentive compensation is most appropriate for the Bank.

Short-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of its annual business strategic goals and performance targets and for the officer’s achievement of his or her individual goals. Long-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of these goals and performance targets over a three-year period. Long-term cash incentive compensation also provides a competitive total cash compensation package and enhances the Bank’s ability to attract and retain key executives.

Elements of Our Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank’s compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors. One of these factors is comparative salary information from industry salary surveys that include many of the financial institutions in the Bank’s comparison group. Other factors include the named executive officer’s relevant experience and achievements and the level of responsibility the named executive officer has at the Bank. The Board approves base salary adjustments at the beginning of each year based on the Bank’s achievement of the Bank’s strategic goals and performance targets and on the individual’s performance and contributions to the Bank’s achievements.

President’s Incentive Plan

We provide the Bank’s President with an annual (short-term) cash incentive compensation plan, the President’s Incentive Plan, or PIP, that rewards the President for the Bank’s overall performance and for significantly contributing to and influencing achievement of the Bank’s strategic goals. In addition, the PIP rewards the President for achieving his leadership goals.

The 2006 PIP was based on the achievement of two Bank strategic goals approved by the Board for 2006, the Dividend Potential goal and the Market Penetration goal.

Dividend Potential is the primary measure the Bank uses to determine the total potential rate of return to its stockholders and is expressed as the level of potential dividends over a financial benchmark (the daily average of the overnight Federal funds effective rate and the four-year moving average of the Treasury note yield).

Market Penetration is the primary measure the Bank uses to determine the success of the Bank’s core business, the extension of credit to members, and is expressed as: (i) the ratio of Bank credit outstanding to certain members and categories of members compared with their use of wholesale credit from other sources; (ii) the average daily balances of Bank credit outstanding to certain other members and categories of members; and (iii) the number of non-borrowing members that become borrowing members.

For both the Dividend Potential and the Market Penetration goals for the 2006 PIP, the Board approved graduating performance targets known as achievement levels. We use a scale of 0% to 200% to measure the achievement level for the two Bank strategic goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level.

The target achievement level is designed to reward officers, including the President under the PIP, for executing the Bank’s two strategic goals based on an expected rate of return to the Bank’s stockholders and an expected level of member business under anticipated market and business conditions. The exceeds and far exceeds achievement levels are designed to reward officers, including the President under the PIP, when the Bank exceeds the target level expectations, which are set at levels the Bank believes require superior performance from its officers to achieve.

Awards under the 2006 PIP were based on how successful the Bank was in achieving the two Bank strategic goals and how successful the President was in achieving his leadership goals. For the President’s leadership goals, we also used a scale of 0% to 200% to measure his achievement level. At the Board’s discretion, the PIP award also included a component that represented achievements that were not necessarily measured or identified under the PIP.

In calculating the awards under the PIP, the Bank’s two strategic goals, the President’s leadership goals, and any Board discretionary component are weighted. More weight is given to the Bank’s two strategic goals than the other components for the President since he has a significant impact on the Bank’s overall performance and achievements relating to the strategic goals.

The following tables show the goal weights for the President in the 2006 PIP and the 2007 PIP.

	Goal Weights
PIP	2006	2007
Dividend Potential Goal	36%	32%
Market Penetration Goal	32	36
Leadership Goals	10	10
Discretionary	22	22

Total	100%	100%

Awards under the PIP are determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the President’s total weighted achievement level. The President’s total weighted achievement level is then used to determine the President’s cash incentive compensation award under the PIP.

The following table shows the ranges of awards as a percentage of the President’s base salary based on the President’s total weighted achievement level in the PIP. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

Total Weighted Achievement	Award Ranges as a Percentage of Base Salary (rounded)
200%	60%
150-199%	45-59%
100-149%	30-44%
75-99%	15-29%
0-74%	Award at the discretion of the Board of Directors

It is intended that the PIP award ranges and plan design appropriately reward the President based on the total achievement level of all goals.

The Board has discretion to modify any cash incentive compensation award under the PIP.

Executive Incentive Plan

We provide an annual (short-term) cash incentive compensation plan, the Executive Incentive Plan, or EIP, that rewards any executive vice president, senior vice president (other than our Director of Audit, who participates in the annual Audit Incentive Plan), vice president, and assistant vice president (other than any vice president and assistant vice president in our internal audit department, who participate in the annual Audit Incentive Plan), who are substantially responsible for the Bank’s overall performance and who significantly contribute to and influence achievement of the Bank’s strategic goals. In addition, the EIP recognizes the achievement of individual goals.

EIP awards to individual officers for 2006 were based on how successful the Bank was in achieving the two Bank strategic goals approved by the Board for 2006 and how successful the individual was in achieving his or her individual goals. As in the PIP, we used a scale of 0% to 200% to measure the achievement level for the two Bank strategic goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level and 200% as the far exceeds level. In measuring achievement levels for individual goals, we also used a scale of 0% to 200%. At the Board’s discretion, the individual EIP awards also included a component representing achievements that were not necessarily measured or identified under the EIP.

In calculating EIP awards, the Bank’s two strategic goals, individual goals and the Board discretionary component are weighted differently for different categories of officers. For senior officers, more weight is given to the Bank’s two strategic goals than to the other goal components because the senior officers have a greater impact on the Bank’s overall performance and achievements relating to the strategic goals. The following tables show the goal weights for different categories of officers in the 2006 EIP and the 2007 EIP.

	Goal Weights
2006 EIP	Executive Vice President	Senior Vice President	Vice President	Assistant Vice President
Dividend Potential Goal	32%	28%	20%	16%
Market Penetration Goal	28	25	18	14
Individual Goals	20	30	50	60
Discretionary	20	17	12	10

Total	100%	100%	100%	100%

	Goal Weights
2007 EIP	Executive Vice President	Senior Vice President	Vice President	Assistant Vice President
Dividend Potential Goal	28%	25%	18%	14%
Market Penetration Goal	32	28	20	16
Individual Goals	20	30	50	60
Discretionary	20	17	12	10

Total	100%	100%	100%	100%

Awards under the EIP are determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the officer’s total weighted achievement level. The officer’s total weighted achievement level is then used to determine the officer’s cash incentive compensation award under the EIP. The following table shows the ranges of EIP awards as a percentage of base salary based on an officer’s total weighted achievement level. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

Award Ranges as a Percentage of Base Salary (rounded)
Total Weighted Achievement	Executive Vice President	Senior Vice President	Vice President	Assistant Vice President
200%	55%	50%	35%	20%
150-199%	40-54%	37-49%	27-34%	15-19%
100-149%	27-39%	25-36%	18-26%	10-14%
75-99%	14-26%	12-24%	9-17%	5-9%
0-74%	Award at the discretion of the Board of Directors

It is intended that the EIP award ranges and plan design appropriately reward officers based on the total achievement level of all goals.

The following table provides an example of how an award for 2006 is calculated for a senior vice president assuming a certain percentage of achievement:

Goal	Goal Weight		Achievement		Total Weighted Achievement (rounded)
Dividend Potential	28%	X	175%	=	49.0%
Market Penetration	25	X	127	=	31.8%
Board Discretionary	17	X	151	=	25.7%
Individual Goals	30	X	145	=	43.5%

	100%				150.0%

	Total Weighted Achievement		Award as a Percentage of 2006 Base Salary
	150.0%		37.5%

The Board has discretion to modify any and all of the cash incentive compensation awards under the EIP.

Executive Performance Unit Plans

We provide our President, any executive vice president, and senior vice presidents (except our Director of Audit) with a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP. Prior to 2007, our Director of Audit participated in the EPUP, and beginning in 2007, the Director of Audit will transition to and participate in the Bank’s Audit Performance Unit Plan.

The EPUP rewards our key executives who are substantially responsible for the Bank’s overall long-term performance and who significantly contribute to and influence the Bank’s long-term goals, which directly support the Bank’s long term strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP’s awards are based on three-year performance periods. A new three-year performance period is established each year, so that there are three separate performance periods in effect at one time. Long-term cash incentive compensation awards were made to the named executive officers for the three-year plan period ending in 2006 pursuant to the Bank’s 2004 EPUP. Currently in effect are the 2005 EPUP for the performance period 2005 to 2007, the 2006 EPUP for the performance period 2006 to 2008, and the 2007 EPUP for the performance period 2007 to 2009.

The EPUP’s awards are based on the total weighted achievement level of the three-year average achievement of the two Bank strategic goals, the Dividend Potential and Market Penetration goals, during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level.

The EPUP identifies specific Dividend Potential targets for each achievement level. The EPUP does not provide specific Market Penetration targets, but provides that the Market Penetration achievement level will be calculated at the end of the three-year performance period. The achievement levels in the EPUP are weighted 60% for the Dividend Potential goal and 40% for the Market Penetration goal at the target achievement level. Beginning with the 2007 EPUP, the achievement levels are weighted 40% for the Dividend Potential goal and 60% for the Market Penetration goal at the target achievement level.

To calculate an EPUP award, the total weighted achievement level for the Bank’s two strategic goals is multiplied by the officer’s target award percentage, which is then multiplied by the officer’s base salary in the first year of the three-year performance period.

For the current EPUPs, the ranges of an officer’s award percentages of salary if the Bank’s total weighted achievement level is between 75% and 200% of target are as follows: 15% to 60% for the President; 14% to 55% for the executive vice president; and 12% to 50% for senior vice presidents. No awards will be paid if the total weighted achievement level is below 75%, except under extraordinary circumstances as determined and approved by the Board. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts.”

The Board has the discretion to increase or decrease awards under the EPUP by 25% to account for performance that is not captured by the EPUP’s specified performance measures. Any awards are paid following Board approval after the end of the three-year performance period.

The following table provides an example of how an EPUP award is calculated for a senior vice president assuming an annual base salary of $240,000 and achievement levels of 100% for the Market Penetration goal and 200% for the Dividend Potential goal:

(40% weight) 3-Year Average Market Penetration Level Achieved: (Target or 100%)	}	Percentage of Target Payout: 160%	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
(60% weight) 3-Year Average Dividend Potential Spread Achieved: (200% of Target)			$240,000	X	25%	X	160%	=	$96,000

Savings Plan

Our Savings Plan is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all employees, including the named executive officers. Each eligible employee may contribute to the Savings Plan between 2% and 20% of base salary. For employees who have completed six months of service, the Bank matches a portion of the employee’s contribution (50% for employees with less than 3 years of service, 75% for employees with more than 3 years but less than 5 years of service, and 100% for employees with more than 5 years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer contributions at all times.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan.

The benefits under the Cash Balance Plan annual benefit component vest 20% per year and are fully vested after an employee completes 5 years of service (beginning in 2008, participants will fully vest after 3 years of service). Vested amounts are generally payable in a lump sum or in an annuity when the employee leaves the Bank.

Prior to offering benefits under the Cash Balance Plan, we participated in the Financial Institutions Retirement Fund, or the FIRF. The FIRF is a multiple-employer tax-qualified defined benefit pension plan. We withdrew from the FIRF on December 31, 1995.

When we withdrew from the FIRF, benefits earned under the FIRF as of December 31, 1995, were fully vested and the value of those benefits was then frozen. As of December 31, 1995, we calculated each participant’s FIRF benefit based on the participant’s then-highest three consecutive years’ average pay multiplied by the participant’s years of service multiplied by two percent, referred to as the frozen FIRF benefit. Upon retirement, participants will be eligible to receive their frozen FIRF benefits.

In addition, to preserve the value of the participant’s frozen FIRF benefit, we maintain the ratio of each participant’s frozen FIRF annuity payments to the participant’s highest three consecutive years’ average pay as of December 31, 1995 (annuity ratio), which we refer to as the net transition benefit component of the Cash Balance Plan. Upon retirement, each participant with a frozen FIRF benefit will receive a net transition benefit under the Cash Balance Plan that equals his or her highest three consecutive years’ average pay at retirement multiplied by his or her annuity ratio minus the frozen FIRF benefit.

Benefit Equalization Plan

The Benefit Equalization Plan is a non-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code, or the IRC.

For 2006, the maximum before-tax employee annual contribution to the Savings Plan was limited to $15,000 (or $20,000 for participants age 50 and over), and no more than $220,000 of annual earnings could be taken into account in computing an employee’s benefits under the Savings Plan.

For 2006, the IRC also limited the amount of annual compensation that could be considered in calculating an employee’s benefits under the Cash Balance Plan to $220,000.

An employee’s benefits that would have been credited or accrued under the Savings Plan or Cash Balance Plan but for the limitations imposed on those plans under the IRC are credited or accrued under the Benefit Equalization Plan. The benefits under the Benefit Equalization Plan vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing Benefit Equalization Plan (now referred to as the “Original Benefit Equalization Plan”) and implemented a new Benefit Equalization Plan conforming to Section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments.

Deferred Compensation Plan

Our Deferred Compensation Plan is a non-qualified plan, consisting of three components: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Nonqualified Deferred Compensation Table.”

The Deferred Compensation Plan is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the Deferred Compensation Plan. The make-up benefits for employee participants under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

If an employee participant leaves the Bank for any reason other than normal retirement, early retirement (age 45), or death, the employee participant’s deferred compensation in the employee’s Deferred Compensation Plan and the Bank’s make-up matching Savings Plan contributions component of the Deferred Compensation Plan (including earnings on such amounts) will be paid out in a lump sum.

With respect to the make-up Cash Balance Plan pension benefits component of the Deferred Compensation Plan, an employee participant may elect to receive account distributions relating to these benefits upon (i) termination of employment, (ii) a specified time period or age after termination of employment, or (iii) death. However, if the participant elects to receive his or her distribution at death and survives the later of age 70 1/2 or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Participants may elect payment in a lump sum or annuity.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing Deferred Compensation Plan (now referred to as the “Original Deferred Compensation Plan”) and implemented a new Deferred Compensation Plan conforming to Section 409A amendments, which changed the participant election process related to the time and form of benefit payments.

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan to the Bank’s senior officers, including the named executive officers. This plan is a non-qualified retirement benefit plan that provides a cash balance benefit to the Bank’s senior officers that is in addition to the Cash Balance Plan benefits.

The Supplemental Executive Retirement Plan supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the Supplemental Executive Retirement Plan are based on total annual compensation (base salary and short-term cash incentive compensation) and years of credited service as presented in the following table. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior year. Contribution credits under the Supplemental Executive Retirement Plan are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, Supplemental Executive Retirement Plan benefits are limited to the extent that any participant’s total pension retirement income is projected to exceed fifty percent (50%) of the participant’s final average pay. Final average pay is defined as a participant’s highest average annual compensation during any three consecutive years during which they are a participant in the Supplemental Executive Retirement Plan. Annual benefits accrued under the Supplemental Executive Retirement Plan vest at the earlier of three years after they are earned or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

Other Elements of Compensation

We provide to all employees, including the named executive officers and their spouses and children, health, dental and vision insurance, for which we pay 80% of the premiums and the employee pays 20%. In addition, we provide disability and basic life insurance coverage to all employees at no cost to the employees. The Bank makes available limited retiree health care benefits for eligible former employees who retire from the Bank. To be classified as a “Bank retiree” eligible to enroll for retiree health care benefits, a former Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.

Perquisites

As perquisites to our senior officers, including our named executive officers, we provide reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees, including our named executive officers, in connection with Board meetings and other business-related meetings; and in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

COMPENSATION COMMITTEE REPORT

The EEO-Personnel-Compensation Committee (Committee) acts as the compensation committee on behalf of the Bank’s Board of Directors. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

Based on the Committee’s review of the Compensation Discussion and Analysis and the discussions the Committee has had with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.

EEO-Personnel-Compensation Committee

Timothy R. Chrisman, Chairman

James P. Giraldin, Vice Chairman

Reginald Chen

David A. Funk

W. Douglas Hile

D. Tad Lowrey

Monte L. Miller

John F. Robinson

Scott C. Syphax

COMPENSATION TABLES

Summary Compensation Table

As of December 31, 2006

(In whole dollars)

Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non- Qualified Deferred Compensation(3)	All Other Compensation(4)(5)	Total
Dean Schultz	2006	$650,000		$329,500	$244,200	$407,092	$53,952	$1,684,744
President and
Chief Executive Officer

Ross J. Kari	2006	222,307	(7)	—	—	—	21,863	244,170
Executive Vice President and Chief Operating Officer(6)

Steven T. Honda	2006	283,800		123,200	100,200	87,320	24,809	619,329
Senior Vice President
Chief Financial Officer

Lawrence H. Parks	2006	359,826	(8)	154,400	119,200	61,301	29,772	724,499
Senior Vice President
External and Legislative Affairs

Stephen P. Traynor	2006	282,800		126,000	98,800	78,981	24,779	611,360
Senior Vice President
Financial Services and Community Investment

David H. Martens	2006	275,800		122,900	96,900	62,159	21,952	579,711
Senior Vice President
Enterprise Risk Management

(1)	Represents awards made under the 2006 PIP or 2006 EIP, paid in February 2007. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President’s Incentive Plan” and “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Incentive Plan.”
(2)	Represents awards made under the 2004 EPUP for the three-year performance period 2004 to 2006, paid in February 2007. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.”
(3)	Represents the aggregate change in actuarial present value of each of the named executive officers’ accumulated benefits under the Bank’s qualified and nonqualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers’ Deferred Compensation Plan accounts.
(4)	Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.
(6)	Mr. Kari resigned from the Bank effective June 9, 2006. His salary for 2006 represents compensation from January 1, 2006, through June 9, 2006. There was a decrease in the present value of accumulated benefits during the year for Mr. Kari in the amount of $119,233 primarily due to the forfeiture of non-vested benefits.
(7)	Of this amount, $2,913 represents an accrued vacation payment.
(8)	Of this amount, $13,326 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(Executive Performance Unit Plan)

(In whole dollars)
		Estimated Payout Date	Estimated Payout Ranges(1)
Name	Plan Period		Threshold	Target	Maximum
Dean Schultz	2006-2008	February 2009	$97,500	$195,000	$390,000

Steven T. Honda	2006-2008	February 2009	34,100	71,000	141,900

Lawrence H. Parks	2006-2008	February 2009	41,600	86,600	173,300

Stephen P. Traynor	2006-2008	February 2009	33,900	70,700	141,400

David H. Martens	2006-2008	February 2009	33,100	69,000	137,900

(1)	Estimated payouts are calculated using the base salaries in effect on February 1 at the beginning of each performance period. Awards, if any, under these plans are payable in February following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.”

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table

At Will Employees

All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign any time and the Bank may terminate their employment at any time for any reason or no reason, with or without cause and with or without notice.

The 2006 base salaries of the current named executive officers were as follows: Dean Schultz, $650,000; Steven T. Honda, $283,800; Lawrence H. Parks, $346,500; Stephen P. Traynor, $282,800; and David H. Martens, $275,800. For 2007, the salaries of the named executive officers were increased to the following salaries: Dean Schultz, $682,500; Steven T. Honda, $298,000; Lawrence H. Parks, $363,800; Stephen P. Traynor, $296,900; and David H. Martens, $289,600. The increases in base salaries of the named executive officers for 2007 were adjusted from 2006 based on their performance in 2006.

A Bank employee, including the named executive officers, may receive severance benefits in the event that the employee’s employment is terminated because the employee’s job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For the named executive officers, severance under the Bank’s current policy would be equal to the greater of (i) 12 weeks of the officer’s base salary, or (ii) the sum of three weeks of the officer’s base salary plus three weeks of the officer’s base salary for each full year of service at the Bank to a maximum of 52 weeks. The Bank’s current severance policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts

For 2006, President Dean Schultz received a cash incentive compensation award under the PIP of $329,500 based on the Bank’s achievement level of 169% for the Bank’s goals and Mr. Schultz’s achievement level of 169% for his leadership goals.

The other named executive officers received cash incentive compensation payments under the EIP for 2006 based on the Bank’s achievement level of 169% for the Bank’s goals and achievement levels for their individual goals as follows: Steven T. Honda, $123,200, 185%; Lawrence H. Parks, $154,400, 200%; Stephen P. Traynor, $126,000, 200%; and David H. Martens, $122,900, 200%.

These amounts included a discretionary percentage awarded by the Board to all officers under the PIP and EIP for individual and Bank performance in 2006 that was not captured in the performance measures under these plans. The Board’s discretionary allocation was 37% of Mr. Schultz’s total weighted achievement level and 29% of the other named executive officers’ total weighted achievement levels.

Although paid in 2007, cash awards under the PIP and EIP were earned in 2006 and are therefore reported as “Non-Equity Incentive Payments” in the Summary Compensation Table.

For the three-year period 2004 to 2006, the named executive officers received long-term cash incentive compensation awards under the 2004 EPUP based on the Bank’s achievement level of 152% for the Bank goals over the three-year period as follows: Dean Schultz, $244,200; Steven T. Honda, $100,200; Lawrence H. Parks, $119,200; Stephen P. Traynor, $98,800; and David H. Martens, $96,900.

Although paid in 2007, cash awards under the 2004 EPUP were for the three-year period ending in 2006 and are therefore reported as “Non-Equity Long-Term Incentive Payouts” in the Summary Compensation Table.

The Grants of Non-Equity Incentive Plan-Based Awards table provides estimated EPUP awards for long-term cash incentive awards under the 2006 EPUP. These amounts are estimated awards based on certain assumptions, including the assumption of certain achievement levels specified in these plans. See footnote 1 to the Grants of Non-Equity Incentive Plan-Based Awards table.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	21.750	$195,556	$—
	Financial Institutions Retirement Fund	11.000	392,565	—
	Benefit Equalization Plan	21.750	1,478,361	—
	Deferred Compensation Plan	21.750	44,540	—
	Supplemental Executive Retirement Plan	4.000	419,691	—

Ross J. Kari(2)	Cash Balance Plan	3.750	—	24,571
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	3.750	—	35,190
	Deferred Compensation Plan	3.750	—	73,531
	Supplemental Executive Retirement Plan	3.417	—	57,878

Steven T. Honda	Cash Balance Plan	12.917	180,628	—
	Financial Institutions Retirement Fund	1.917	33,133	—
	Benefit Equalization Plan	12.917	53,800	—
	Deferred Compensation Plan	12.917	101,828	—
	Supplemental Executive Retirement Plan	4.000	149,219	—

Lawrence H. Parks	Cash Balance Plan	9.333	151,603	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	9.333	78,375	—
	Deferred Compensation Plan	9.333	27,282	—
	Supplemental Executive Retirement Plan	4.000	94,779	—

Stephen P. Traynor	Cash Balance Plan	11.250	178,126	—
	Financial Institutions Retirement Fund	0.250	2,492	—
	Benefit Equalization Plan	11.250	28,150	—
	Deferred Compensation Plan	11.250	32,614	—
	Supplemental Executive Retirement Plan	4.000	144,698	—

David H. Martens	Cash Balance Plan	10.167	152,777	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	10.167	29,477	—
	Deferred Compensation Plan	10.167	32,219	—
	Supplemental Executive Retirement Plan	4.000	124,854	—

(1)	For purposes of this table, the present value of accumulated benefits as of December 31, 2006 (measured September 30, 2006), was calculated using a discount rate of 5.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.
(2)	Mr. Kari resigned from the Bank effective June 9, 2006. The payments during the last fiscal year reflect distributions made to Mr. Kari following his resignation.

Narrative to Pension Benefits Table

For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Savings Plan,” “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank’s financial statements. See the discussion in Note 14 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Nonqualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the President, the chief financial officer, and the other named executive officers as of December 31, 2006.

(In whole dollars)

Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2006 Executive Contributions	2006 Bank Contributions(1)	Aggregate Earnings/Losses in 2006	Aggregate Withdrawals/ Distributions in 2006	Yearend 2006 Aggregate Balance
Dean Schultz President and Chief Executive Officer	2006	$398,115	$—	$—	$79,973	$—	$478,088

Ross J. Kari Executive Vice President and Chief Operating Officer(2)	2006	2,269,328	—	—	352,745	—	2,622,073

Steven T. Honda Senior Vice President Chief Financial Officer	2006	1,711,058	—	—	199,601	—	1,910,659

Lawrence H. Parks Senior Vice President External and Legislative Affairs	2006	325,805	66,000	3,960	20,286	—	416,051

Stephen P. Traynor Senior Vice President Financial Services and Community Investment	2006	575,564	147,700	720	42,309	—	766,293

David H. Martens Senior Vice President Enterprise Risk Management	2006	480,654	—	—	52,177	—	532,831

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.
(2)	Mr. Kari resigned from the Bank effective June 9, 2006.

Narrative to Nonqualified Deferred Compensation Table

The Nonqualified Deferred Compensation Table presents information about our Deferred Compensation Plan, or DCP, which is designed to allow Bank officers to defer up to 100% of base salary and short-term and long-term incentive cash compensation awards. Directors may also participate in the DCP to defer up to 100% of their director fees.

In addition, since one of the factors involved in determining benefits under the Bank’s Savings Plan is an officer’s annual base salary compensation, this table also presents make-up matching contributions that would have been made by the Bank under the Savings Plan had the annual base salary compensation not been deferred.

The Bank’s matching contribution under the Savings Plan is calculated on the basis of an officer’s base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank’s matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer’s DCP balance to restore the benefit that would otherwise be lost as a result of deferring base salary compensation.

Participants may direct the investments of deferred amounts into core mutual funds or into a brokerage account. Participants may change these investment directions at any time. All investment earnings accumulate to the benefit of the participants on a tax-deferred basis. Brokerage fees relating to purchases and sales are charged against the value of the participant’s deferred balance in the plan. The Bank pays all set-up and annual account administration fees.

Income taxes are deferred until a participant receives payment of funds from the plan. Participants may elect payouts in a lump sum or over a payout period from two to ten years. A participant may change any previously elected payment schedule by submitting a written election. Any written election to change the payment schedule must be made at least 12 months prior to the original payout date, and the new payout date, in most cases, must be at least 5 years from the original payout date.

Director Compensation Table

As of December 31, 2006

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$29,357
James P. Giraldin, Vice Chairman	23,486
Craig G. Blunden	17,614
David A. Funk	17,614
Kenneth R. Harder	17,614
D. Tad Lowrey	17,614
Rick McGill	17,614
Monte L. Miller	17,614
Michael Roster	17,614
Scott C. Syphax	17,614

Total	$193,755

Narrative to Director Compensation Table

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business. We pay fees up to aggregate annual limits that are set by the Federal Housing Finance Board. The directors’ compensation arrangements for 2007 are set forth below:

Director Meeting Fees – 2007

(In whole dollars)

Type of Meeting	Position	Meeting Fees
Board	Chairman	$4,000
Board	Vice Chairman	3,000
Board	Director	2,000
Board Committee or Directors’ orientation/conference	Director	750	(*)

(*)	Subject to an annual limit of $13,000 per director

Director Annual Compensation Limits – 2007

(In whole dollars)

Position	Annual Limit
Chairman	$29,944
Vice Chairman	23,955
Director	17,967

Directors may defer their fees under the Deferred Compensation Plan. In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. The Bank reimbursed directors for travel and related expenses totaling $156,000 in 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those members that are beneficial owners of more than 5% of the Bank’s outstanding capital stock as of February 28, 2007.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A. 3900 Paradise Road, Suite 127 Las Vegas, NV 89109	35,664,283	34.5%

Washington Mutual Bank Arch Plaza Financial Center 2273 North Green Valley Parkway Henderson, NV 89014	15,258,698	14.8

World Savings Bank, FSB 1970 Broadway Street Oakland, CA 94612	13,078,639	12.7

IndyMac Bank, FSB 888 East Walnut Street Pasadena, CA 91101	7,897,669	7.7

Total	71,899,289	69.7%

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 28, 2007.

Capital Outstanding to Members

With Officers or Directors Serving as Directors of the Bank

As of February 28, 2007

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Reginald Chen	Citibank, N.A.	Las Vegas	NV	35,664,283	34.5%
John F. Robinson	Washington Mutual Bank	Henderson	NV	15,258,698	14.8
James P. Giraldin	First Federal Bank of California	Santa Monica	CA	895,604	0.9
Timothy R. Chrisman	Pacific Western Bank	Santa Monica	CA	282,877	0.3
D. Tad Lowrey	Fullerton Community Bank	Fullerton	CA	59,591	0.1
W. Douglas Hile	Meridian Bank, N.A.	Wickenburg	AZ	29,243	—
David A. Funk	Nevada Security Bank	Reno	NV	22,356	—

Total				52,212,652	50.6%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Bank. The members and former members own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members. The Bank extends credit in the ordinary course of business to members whose officers or directors serve as directors of the Bank and to members owning more than 5% of the Bank’s capital stock (5% stockholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities from members whose officers or directors serve as directors of the Bank or 5% stockholders. All investments are market rate transactions, and all mortgage-backed securities are purchased through securities brokers or dealers. As an additional service to its members, including those whose officers or directors serve as directors of the Bank and 5% stockholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

The Bank may also use members whose officers or directors serve as directors of the Bank or that are 5% stockholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

The Bank does not have a written policy to have the Board review, approve, or ratify transactions with members that are outside the ordinary course of business because such transactions rarely occur. However, it has been the Bank’s practice to report to the Board all transactions between the Bank and its members that are outside the ordinary course of business, and, on a case-by-case basis, seek Board approval or ratification.

Director Independence

General

Under the SEC’s rules the Bank is required to identify directors who are independent, and members of the Bank’s Audit Committee and EEO-Personnel-Compensation committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank’s common stock is not listed on a national securities exchange or automated quotation system and the Bank’s Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank’s Audit Committee set forth in the rules of the Finance Board and looks to the Finance Board independence standards to determine independence for all directors, regardless of whether they serve on the Audit Committee. In addition, for purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the NASDAQ.

Director Independence under the Finance Board Regulations

The Finance Board director independence rule provides that a director is sufficiently independent to serve as a member of the Bank’s Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships under the Finance Board director independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.

Notwithstanding that the Finance Board’s director independence standard only applies by regulation to members of the Bank’s Audit Committee, the Bank’s Board looks to this standard for purposes of determining independence of all the Bank’s directors.

The independence standard imposed on the Audit Committee by the Finance Board takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have elected directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank’s Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Board’s director independence standards do not include as a disqualifying relationship any business relationships between a director’s member institution and the Bank. Consistent with the rule, the Bank’s Board does not believe that the statutorily prescribed business relationships between a director’s member institution and the Bank interfere with the director’s exercise of his or her independent judgment. The national securities exchanges’ independence definitions, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank’s Board believes that the appropriate standard for measuring director independence is the Finance Board’s Audit Committee independence standards.

Applying the Finance Board director independence standards, the Board has determined that all former directors who served in 2006 were, and all current directors are, independent.

Director Independence under the NASDAQ Rules

If the Bank uses the NASDAQ standard for purposes of complying with the SEC disclosure rules, the Board must make an affirmative determination that the director does not have a relationship with the Bank that would impair his or her independence. “Independent director” under the NASDAQ rules means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition, the NASDAQ rules set forth seven (7) relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if a director who is, or has a “family member” who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more. This particular relationship is referred to below as the payments/revenues relationship.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Messrs. Miller and Syphax, who were appointed to the Board by the Finance Board and are not employed by any member institution, are independent under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current elected directors are independent under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Messrs. Chrisman, Giraldin, Funk, Hile and Lowrey. Using the NASDAQ rules, the Board also determined the following elected directors who served in 2006 but are not currently serving as directors, were independent: Messrs. Blunden, Harder, and McGill.

In making these determinations, the Board recognized that each of these elected directors during their directorships were employed by member institutions which conducted business with the Bank in the ordinary course of the Bank’s and the member institutions’ respective businesses. The Board determined that these ordinary course customer relationships with the member institutions who had or have elected directors on the Bank’s Board would not interfere with the elected directors’ exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have elected directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank’s Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board’s director independence standards, all former Audit Committee members serving in 2006 were, and all current Audit Committee members are, independent.

If the Board uses the NASDAQ rules, the following current directors serving on the Audit Committee are not considered independent because their member institutions failed the payments/revenues relationship criteria: Messrs. Chen and Robinson.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Under the Finance Board’s director independence standards, all former EEO-Personnel-Compensation Committee members serving in 2006 were and all current EEO-Personnel-Compensation Committee members are independent.

If the Board uses the NASDAQ rules, the following current directors serving on the EEO-Personnel-Compensation Committee are not considered independent because their member institutions failed the payments/revenues relationship criteria: Messrs. Chen and Robinson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2006 and 2005, by its external accounting firm, PricewaterhouseCoopers LLP.

(Dollars in millions)	2006	2005
Audit fees	$0.7	$1.0
Audit-related fees	0.1	0.3
All other fees	0.1	—

Total	$0.9	$1.3

Audit Fees.  Audit fees during 2006 and 2005 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements of the Bank and consultations relating to the registration of a class of equity securities with the Securities and Exchange Commission.

Audit-Related Fees.  Audit-related fees for 2006 and 2005 were for assurance and related services, primarily for the reviews of internal controls over financial reporting and consultations with management as to the accounting treatment of specific transactions.

All Other Fees.  All other fees for 2006 were for regulatory and risk management advisory services and the purchase of audit software.

The Bank is exempt from all federal, state, and local taxation. Therefore, no tax fees were paid during 2006 and 2005.

Audit Committee Pre-Approval Policy

In accordance with the Securities and Exchange Commission rules and regulations implementing the Securities Exchange Act of 1934 (SEC rules), all audit, audit-related, and non-audit services proposed to be performed by the Bank’s independent auditor must be pre-approved by the Audit Committee to ensure that they do not impair the auditor’s independence. The SEC rules require that proposed services either be specifically pre-approved on a case-by-case basis (specific pre-approval services) or be pre-approved without case-by-case review under policies and procedures established by the Audit Committee that are detailed as to the particular service and do not delegate Audit Committee responsibilities to management (general pre-approval services).

The Bank’s Audit Committee has adopted a policy, the “Independent Auditor Services Pre-Approval Policy” (Policy), setting forth the procedures and conditions pursuant to which services proposed to be performed by the Bank’s independent auditor may be approved. Under the Policy, unless services to be provided by the independent auditor have received general pre-approval, they require specific pre-approval by the Audit Committee. Any proposed services exceeding the pre-approved maximum fee amounts set forth in the appendices to the Policy will also require specific pre-approval by the Audit Committee.

The Policy is designed to be detailed as to the particular services that may be provided by the independent auditor and to provide for the Audit Committee to be informed of each service provided by the independent auditor. The Policy is also intended to ensure that the Audit Committee does not delegate to management its responsibilities in connection with the approval of services to be provided by the independent auditor.

For both specific pre-approval and general pre-approval of services, the Audit Committee considers whether the proposed services are consistent with the SEC rules on auditor independence and whether the provision of the services by the independent auditor would impair the independent auditor’s independence. The Audit Committee also considers (i) whether the independent auditor is positioned to provide effective and efficient services, given its familiarity with the Bank’s business, management, culture, accounting systems, risk profile, and other factors, and (ii) whether having the independent auditor provide the service may enhance the Bank’s ability to manage or control risk or improve audit quality. The Audit Committee also considers the total amounts of fees for audit, audit-related, and non-audit services for a given calendar year in deciding whether to pre-approve any such services and may choose to determine, for a particular calendar year, the appropriate ratio between the total amount of fees for audit and audit-related services and the total amount of fees for permissible non-audit services.

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor during a given calendar year without specific pre-approval from the Audit Committee.

The Audit Committee has delegated to its Chair and Vice Chair individually specific pre-approval authority for additional audit or audit-related services to be provided by the independent auditor, provided that the estimated fee for each type of proposed service does not exceed $50,000 and the total aggregated fees for all services pre-approved by each individual under this delegated authority does not exceed $100,000 in a calendar year. The Chair or Vice Chair, as the case may be, are required to report to the Audit Committee any services pre-approved under the delegated authority.

In 2006, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

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

(b) Exhibits

Exhibit No.	Description

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

4.1	Capital Plan, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2007

10.2	Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3	Form of Senior Officer Indemnification Agreement incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.4	Board Resolution for Directors’ 2007 Compensation and Expense Reimbursement Policy

10.5+	2007 Executive Incentive Plan

10.6	2006 Executive Incentive Plan incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.7	2007 Executive Performance Unit Plan

10.8	2006 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.9	2005 Executive Performance Unit Plan incorporated by reference to Exhibit 10.6 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.10	2004 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.11+	2007 President’s Incentive Plan

10.12	2006 President’s Incentive Plan incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.13	Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.15	Deferred Compensation Plan

10.16	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.14 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

Exhibit No.	Description

10.17	Corporate Officer Severance Policy

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested as to portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer
March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

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
Chairman of the Board of Directors

/s/ JAMES P. GIRALDIN
James P. Giraldin
Vice Chairman of the Board of Directors

/s/ REGINALD CHEN
Reginald Chen
Director

/s/ DAVID A. FUNK
David A. Funk
Director

/s/ W. DOUGLAS HILE
W. Douglas Hile
Director

/s/ D. TAD LOWREY
D. Tad Lowrey
Director

/s/ MONTE L. MILLER
Monte L. Miller
Director

/s/ JOHN F. ROBINSON
John F. Robinson
Director

/s/ SCOTT C. SYPHAX
Scott C. Syphax
Director