Form 10-Q
period 2007-03-31
Federal Home Loan Bank of San Francisco
filed 2007-05-15
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2007
Class B Stock, par value $100	93,815,141

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$7	$7
Interest-bearing deposits in banks	10,235	9,323
Deposits for mortgage loan program with other Federal Home Loan Bank	—	1
Securities purchased under agreements to resell	2,100	200
Federal funds sold	21,246	15,443
Trading securities ($17 and $28, respectively, were pledged as collateral)	66	77
Held-to-maturity securities ($312 and $659, respectively, were pledged as collateral) (a)	30,120	30,348
Advances	177,455	183,669
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.7 and $0.7, respectively	4,505	4,630
Accrued interest receivable	976	1,078
Premises and equipment, net	12	12
Derivative assets	78	20
Other assets	106	107

Total Assets	$246,906	$244,915

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$615	$587
Term	5	5
Other	12	2
Non-interest-bearing – Other	4	4

Total deposits	636	598

Consolidated obligations, net:
Bonds	202,437	199,300
Discount notes	29,729	30,128

Total consolidated obligations	232,166	229,428

Mandatorily redeemable capital stock	103	106
Accrued interest payable	2,111	2,280
Affordable Housing Program	154	147
Payable to REFCORP	36	39
Derivative liabilities	583	995
Other liabilities	64	568

Total Liabilities	235,853	234,161

Commitments and Contingencies: Note 11
Capital (Note 7):
Capital stock – Class B – Putable ($100 par value) issued and outstanding: 109 shares and 106 shares, respectively	10,898	10,616
Restricted retained earnings	160	143
Accumulated other comprehensive loss	(5)	(5)

Total Capital	11,053	10,754

Total Liabilities and Capital	$246,906	$244,915

(a)	Fair values of held-to-maturity securities were $29,961 and $30,100, at March 31, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended March 31,
(In millions)	2007	2006
Interest Income:
Advances	$2,425	$1,888
Prepayment fees on advances, net	—	1
Interest-bearing deposits in banks	119	83
Securities purchased under agreements to resell	4	24
Federal funds sold	180	172
Trading securities	1	2
Held-to-maturity securities	367	353
Mortgage loans held for portfolio	57	63

Total Interest Income	3,153	2,586

Interest Expense:
Consolidated obligations:
Bonds	2,611	2,182
Discount notes	330	206
Deposits	6	4
Mandatorily redeemable capital stock	1	1

Total Interest Expense	2,948	2,393

Net Interest Income	205	193

Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	11	(11)
Other	1	1

Total Other Income/(Loss)	12	(10)

Other Expense:
Compensation and benefits	13	11
Other operating expense	7	7
Federal Housing Finance Board	2	2
Office of Finance	2	1

Total Other Expense	24	21

Income Before Assessments	193	162

REFCORP	35	30
Affordable Housing Program	16	13

Total Assessments	51	43

Net Income	$142	$119

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive (Loss)/Income	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	5	479					479
Repurchase/redemption of capital stock	(1)	(112)					(112)
Capital stock reclassified to mandatorily redeemable capital stock	—	—					—
Comprehensive income:
Net income				119	119		119
Other comprehensive income:
Reclassification adjustment for losses included in net income relating to hedging activities						1	1

Total comprehensive income							120

Transfers from restricted retained earnings			(1)	1	—		—
Dividends on capital stock (5.03%)
Stock issued	1	120		(120)	(120)		—

Balance, March 31, 2006	100	$10,007	$130	$—	$130	$(2)	$10,135

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	10	957					957
Repurchase/redemption of capital stock	(8)	(799)					(799)
Capital stock reclassified to mandatorily redeemable capital stock	—	(1)					(1)
Comprehensive income:
Net income				142	142		142

Total comprehensive income							142

Transfers to restricted retained earnings			17	(17)	—		—
Dividends on capital stock (4.89%)
Stock issued	1	125	—	(125)	(125)		—

Balance, March 31, 2007	109	$10,898	$160	$—	$160	$(5)	$11,053

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$142	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13	(44)
Non-cash interest on mandatorily redeemable capital stock	1	1
Change in net fair value adjustment on derivative and hedging activities	(147)	84
Gain on extinguishment of debt	—	(1)
Net change in:
Trading securities	11	14
Accrued interest receivable	102	78
Other assets	1	3
Accrued interest payable	(169)	286
Affordable Housing Program liability and discount on Affordable Housing Program advances	7	3
Payable to REFCORP	(3)	1
Other liabilities	(4)	(3)

Total adjustments	(188)	422

Net cash (used in)/provided by operating activities	(46)	541

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(912)	(2,296)
Securities purchased under agreements to resell	(1,900)	(900)
Federal funds sold	(5,803)	753
Deposits for mortgage loan program with other FHLBank	1	—
Premises and equipment	2	(1)
Held-to-maturity securities:
Net (increase)/decrease in short-term	(274)	(386)
Proceeds from maturities of long-term	1,611	1,651
Purchases of long-term	(1,596)	(1,527)
Advances:
Principal collected	676,617	384,532
Made to members	(670,305)	(385,789)
Mortgage loans held for portfolio:
Principal collected	126	140
Purchases	—	(5)

Net cash used in investing activities	(2,433)	(3,828)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the three months ended March 31,
(In millions)	2007	2006
Cash Flows from Financing Activities:
Net change in:
Deposits	38	(192)
Net proceeds from consolidated obligations:
Bonds issued	23,123	26,917
Discount notes issued	54,983	54,439
Bonds transferred from other FHLBanks	—	396
Payments for consolidated obligations:
Bonds matured or retired	(20,437)	(11,182)
Discount notes matured or retired	(55,381)	(67,460)
Proceeds from issuance of capital stock	957	479
Payments for repurchase/redemption of mandatorily redeemable capital stock	(5)	(2)
Payments for repurchase/redemption of capital stock	(799)	(112)

Net cash provided by financing activities	2,479	3,283

Net decrease in cash and cash equivalents	—	(4)
Cash and cash equivalents at beginning of year	7	12

Cash and cash equivalents at end of period	$7	$8

Supplemental Disclosures:
Interest paid during the period	$3,360	$1,672
Affordable Housing Program payments during the period	9	10
REFCORP payments during the period	38	29

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2006 Form 10-K. There have been no significant changes to these policies as of March 31, 2007.

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which had been amended previously by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (as amended, SFAS 133) to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank adopted SFAS 155 as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Adoption of DIG Issue B40. On December 20, 2006, the FASB issued DIG Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 will become effective upon an entity’s initial adoption of SFAS 155 (January 1, 2007, for the Bank). The adoption of DIG Issue B40 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Bank will adopt SFAS 157 on January 1, 2008, and is assessing the expected impact of the adoption of this Statement.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank is currently evaluating SFAS 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the results of operations or financial condition if such election were made.

FSP FIN 39-1. On April 30, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 amends paragraph 3 of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS 133. It also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Bank does not expect FSP FIN 39-1 to have a material impact on its results of operations or financial condition at the time of adoption.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,687	$—	$—	$2,687
Housing finance agency bonds	917	2	—	919
Discount notes:
FNMA	150	—	—	150

Subtotal	3,754	2	—	3,756

MBS:
GNMA	26	—	—	26
FHLMC	139	1	(1)	139
FNMA	397	1	(8)	390
Non-agency	25,804	45	(199)	25,650

Total MBS	26,366	47	(208)	26,205

Total	$30,120	$49	$(208)	$29,961

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,235	$—	$—	$2,235
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
FHLMC	150	—	—	150
FNMA	149	—	—	149

Subtotal	3,534	2	—	3,536

MBS:
GNMA	28	—	—	28
FHLMC	150	1	(1)	150
FNMA	417	1	(11)	407
Non-agency	26,219	37	(277)	25,979

Total MBS	26,814	39	(289)	26,564

Total	$30,348	$41	$(289)	$30,100

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and mortgage-backed securities (MBS) as of March 31, 2007, and December 31, 2006, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

March 31, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,837	$2,837	5.24%
After 5 years through 10 years	57	57	5.49
After 10 years	860	862	5.57

Subtotal	3,754	3,756	5.32

MBS:
GNMA	26	26	5.65
FHLMC	139	139	6.43
FNMA	397	390	4.80
Non-agency	25,804	25,650	5.25

Total MBS	26,366	26,205	5.25

Total	$30,120	$29,961	5.26%

December 31, 2006
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,534	$2,534	5.24%
After 5 years through 10 years	28	28	5.52
After 10 years	972	974	5.59

Subtotal	3,534	3,536	5.35

MBS:
GNMA	28	28	5.68
FHLMC	150	150	6.37
FNMA	417	407	4.80
Non-agency	26,219	25,979	5.16

Total MBS	26,814	26,564	5.16

Total	$30,348	$30,100	5.18%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $18 at March 31, 2007, and net premiums of $33 at December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2007, and December 31, 2006, are detailed in the following table:

	March 31, 2007	December 31, 2006
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,837	$2,534
Adjustable rate	917	1,000

Subtotal	3,754	3,534

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	375	395
Adjustable rate	115	122
Collateralized mortgage obligations:
Fixed rate	20,254	21,140
Adjustable rate	5,622	5,157

Subtotal	26,366	26,814

Total	$30,120	$30,348

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 2.23% to 8.57% at March 31, 2007, and 1.97% to 8.57% at December 31, 2006, as summarized below.

	March 31, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	4.69%	$—	3.69%
Within 1 year	67,328	5.14	73,140	5.14
After 1 year through 2 years	42,638	5.15	40,762	5.14
After 2 years through 3 years	32,729	5.21	34,444	5.24
After 3 years through 4 years	11,154	5.15	9,468	5.13
After 4 years through 5 years	14,913	5.27	17,249	5.31
After 5 years	8,774	5.20	8,785	5.18

Subtotal	177,537	5.17%	183,848	5.17%

SFAS 133 valuation adjustments	(80)		(176)
Net unamortized (discounts)/premiums	(2)		(3)

Total	$177,455		$183,669

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$1	$—
Within 1 year	68,250	74,031
After 1 year through 2 years	42,694	40,850
After 2 years through 3 years	32,158	33,872
After 3 years through 4 years	11,084	9,429
After 4 years through 5 years	14,663	16,968
After 5 years	8,687	8,698

Total par amount	$177,537	$183,848

The following table summarizes advances to members at March 31, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$1	$—
Within 1 year	69,758	74,880
After 1 year through 2 years	42,203	40,174
After 2 years through 3 years	32,503	34,602
After 3 years through 4 years	11,054	9,493
After 4 years through 5 years	14,177	16,929
After 5 years	7,841	7,770

Total par amount	$177,537	$183,848

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept secured small business, small farm, small agribusiness loans, and securities representing a whole interest in such secured loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2007 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $599 or less. For additional information on security terms, see Note 7 to the Financial Statements in the Bank’s 2006 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following table presents the concentration in advances to these three members as of March 31, 2007, and December 31, 2006. The table also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2007 and 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	March 31, 2007		December 31, 2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$84,881	48%	$72,323	39%
World Savings Bank, FSB	19,428	11	22,846	13
Washington Mutual Bank	18,713	10	34,864	19

Subtotal	123,022	69	130,033	71
Others	54,515	31	53,815	29

Total par amount	$177,537	100%	$183,848	100%

	Three Months Ended March 31,
	2007		2006
Name of Borrower	Interest Income from Advances (2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.(3)	$999	42%	$—	—%
Citibank (West), FSB(3)	—	—	346	19
Washington Mutual Bank	366	15	633	35
World Savings Bank, FSB	280	12	303	16

Subtotal	1,645	69	1,282	70
Others	720	31	539	30

Total	$2,365	100%	$1,821	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.
(3)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.

The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock outstanding as of March 31, 2007, and December 31, 2006.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2007, and December 31, 2006, are detailed below:

	March 31, 2007	December 31, 2006
Par amount of advances:
Fixed rate	$58,724	$53,120
Adjustable rate	118,813	130,728

Total par amount	$177,537	$183,848

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. (For more information, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.) The Bank’s last purchase commitment expired on February 15, 2007.

The following table presents information as of March 31, 2007, and December 31, 2006, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	March 31, 2007	December 31, 2006
Fixed rate medium-term mortgage loans	$1,554	$1,613
Fixed rate long-term mortgage loans	2,968	3,035

Subtotal	4,522	4,648
Unamortized premiums	1	6
Unamortized discounts	(17)	(23)

Mortgage loans held for portfolio	4,506	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,505	$4,630

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the first quarter of 2007 and 2006, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2007, and December 31, 2006.

Concentration of Mortgage Loans

(Dollars in millions)

March 31, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,423	76%	24,017	72%
IndyMac Bank, F.S.B.	678	15	6,496	19

Subtotal	4,101	91	30,513	91
Others	421	9	2,988	9

Total	$4,522	100%	33,501	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2007, the Bank had 35 loans totaling $4 classified as nonaccrual or impaired. Twenty-one of these loans totaling $3 were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Balance, beginning of the period	$0.6	$0.7
Chargeoffs	—	—
Recoveries	—	—
Provision for/(reduction of) credit losses	0.1	(0.1)

Balance, end of the period	$0.7	$0.6

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $4 and $4 for both the first quarter of 2007 and the first quarter of 2006. The Bank did not recognize any interest income for impaired loans in the first quarter of 2007 and 2006.

At both March 31, 2007, and December 31, 2006, the Bank’s other assets included an insignificant amount of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or Federal Housing Finance Board (Finance Board) regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2007, and December 31, 2006.

	March 31, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$70,068	4.38%	$64,617	4.19%
After 1 year through 2 years	53,580	4.55	57,351	4.41
After 2 years through 3 years	29,924	4.76	28,036	4.72
After 3 years through 4 years	13,312	4.80	13,774	4.68
After 4 years through 5 years	16,792	5.16	18,653	5.08
After 5 years	19,410	5.17	17,956	5.04
Index amortizing notes	9	4.61	9	4.61

Subtotal	203,095	4.65%	200,396	4.52%

Unamortized premiums	31		38
Unamortized discounts	(192)		(218)
SFAS 133 valuation adjustments	(497)		(916)

Total	$202,437		$199,300

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $61,352 at March 31, 2007, and $58,528 at December 31, 2006. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $44,752 at March 31, 2007, and $43,027 at December 31, 2006. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2007	December 31, 2006
Par amount of consolidated obligation bonds:
Non-callable	$141,743	$141,868
Callable	61,352	58,528

Total par amount	$203,095	$200,396

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date.

Maturity or Next Call Date	March 31, 2007	December 31, 2006
Within 1 year	$112,020	$103,397
After 1 year through 2 years	49,314	55,118
After 2 years through 3 years	17,368	15,454
After 3 years through 4 years	7,635	7,419
After 4 years through 5 years	9,259	11,461
After 5 years	7,490	7,538
Index amortizing notes	9	9

Total par amount	$203,095	$200,396

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2007		December 31, 2006
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$29,830	5.15%	$30,226	5.15%
Unamortized discounts	(101)		(98)

Total	$29,729		$30,128

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2007, and December 31, 2006, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2006 Form 10-K.

	March 31, 2007	December 31, 2006
Par amount of consolidated obligations:
Bonds:
Fixed rate	$178,112	$177,924
Adjustable rate	17,340	14,265
Step-up	5,295	5,840
Fixed rate that converts to adjustable rate	787	827
Adjustable rate that converts to fixed rate	160	160
Range bonds	1,257	1,236
Zero-coupon	110	110
Inverse floating	25	25
Index amortizing notes	9	9

Total bonds, par	203,095	200,396
Discount notes, par	29,830	30,226

Total consolidated obligations, par	$232,925	$230,622

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of March 31, 2007, and December 31, 2006, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2007, and December 31, 2006.

Regulatory Capital Requirements

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$1,098	$11,161	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.52%	4.00%	4.44%
Total regulatory capital	$9,876	$11,161	$9,797	$10,865
Leverage ratio	5.00%	6.78%	5.00%	6.65%
Leverage capital	$12,345	$16,742	$12,246	$16,298

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $103 at March 31, 2007, and $106 at December 31, 2006. These amounts included accrued interest expense (accrued stock dividends) of $1 at March 31, 2007, and $2 at December 31, 2006, and have been classified as a liability in the Statements of Condition.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2007, and December 31, 2006.

Contractual Redemption Period	March 31, 2007	December 31, 2006
After 2 years through 3 years	$20	$30
After 3 years through 4 years	1	4
After 4 years through 5 years	82	72

Total	$103	$106

The Bank’s activity for mandatorily redeemable capital stock for the first quarter of 2007 and 2006 was as follows:

	Three months ended
	March 31, 2007		March 31, 2006
	Number of members	Amount	Number of members	Amount
Balance at the beginning of the period	12	$106	8	$47
Reclassified from/(to) capital during the period:
Withdrawal from membership	1	14	(1)	—
Conversion of nonmember institution to member institution	(1)	(13)	—	—
Repurchase of mandatorily redeemable capital stock		(5)		(2)
Dividends accrued on mandatorily redeemable capital stock	—	1	—	1

Balance at the end of the period	12	$103	7	$46

The Bank’s mandatorily redeemable capital stock is more fully discussed in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $29 at March 31, 2007, and $26 at December 31, 2006.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. In 2006, the Bank’s Retained Earnings and Dividend Policy was amended, effective January 1, 2007, to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $131 at March 31, 2007, and $117 at December 31, 2006.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Excess and Surplus Capital Stock. The Bank may repurchase some or all of a member’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion and subject to certain statutory and regulatory requirements. The Bank

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

may also repurchase some or all of a member’s excess capital stock at the member’s request, at the Bank’s discretion and subject to certain statutory and regulatory requirements. Excess capital stock is defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan.

The Bank’s surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank’s discretion and subject to certain statutory and regulatory requirements, if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

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

The Bank repurchased surplus capital stock totaling $330 in the first quarter of 2007 and $112 in the first quarter of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $474 in the first quarter of 2007 and $2 in the first quarter of 2006.

Excess capital stock totaled $1,678 as of March 31, 2007, which included surplus capital stock of $1,134. On April 30, 2007, the Bank repurchased $1,100 of surplus capital stock. The Bank also repurchased $591 of excess capital stock that was not surplus capital stock, including $576 in excess capital stock that was the subject of repurchase requests submitted during the first quarter of 2007 by five members, and $15 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $257 after the April 30, 2007, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Limitation on Issuance of Excess Stock. On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At March 31, 2007, the Bank’s excess capital stock totaled $1,678, or 0.7% of total assets.

In addition, the Finance Board’s final rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Concentration. The following table represents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, as of March 31, 2007, and December 31, 2006.

Concentration of Capital Stock

(Dollars in millions)	March 31, 2007		December 31, 2006
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,989	37%	$3,399	32%
Washington Mutual Bank	1,526	14	1,964	18
World Savings Bank, FSB	1,308	12	1,343	13

Total	$6,823	63%	$6,706	63%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On April 30, 2007, the Bank repurchased $626 in excess capital stock, including $318 in surplus capital stock, from Washington Mutual Bank. The Bank also repurchased $505 in excess capital stock, including $258 in surplus capital stock, from World Savings Bank, FSB. After the repurchase, Citibank, N.A., Washington Mutual Bank, and World Savings Bank, FSB, held 43%, 10%, and 9%, respectively, of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding.

Note 8 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the first quarter of 2007 and 2006.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

Three months ended:	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
March 31, 2007	$180	$23	$203	$2	$205	$12	$24	$193
March 31, 2006	145	42	187	6	193	(10)	21	162

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

The following table presents total assets by operating segment at March 31, 2007, and December 31, 2006.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2007	$215,836	$31,070	$246,906
December 31, 2006	213,258	31,657	244,915

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

For more information on the Bank’s use of derivatives and hedging activities, see Note 16 to the Financial Statements in the Bank’s 2006 Form 10-K.

Net gains/(losses) on derivatives and hedging activities for the first quarter of 2007 and 2006 were as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Net gains/(losses) related to fair value hedge ineffectiveness	$8	$(4)
Net losses related to cash flow hedge ineffectiveness	—	(1)
Net gains on economic hedges	5	—
Net interest expense on derivative instruments used in economic hedges	(2)	(6)

Net gains/(losses) on derivatives and hedging activities	$11	$(11)

For the first quarter of 2007 and 2006, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2007, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2007, and December 31, 2006.

	March 31, 2007		December 31, 2006
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$190,740	$(495)	$185,477	$(839)
Economic	79,222	(5)	78,151	(13)
Interest rate swaptions: Economic	3,340	6	3,575	6
Interest rate caps, floors, corridors, and/or collars:
Fair value	7,090	44	9,090	62
Economic	70	—	70	—

Total	$280,462	$(450)	$276,363	$(784)

Total derivatives excluding accrued interest		$(450)		$(784)
Accrued interest, net		(55)		(191)

Net derivative balances		$(505)		$(975)

Derivative assets		$78		$20
Derivative liabilities		(583)		(995)

Net derivative balances		$(505)		$(975)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

	March 31, 2007	December 31, 2006
Host contract:
Non-callable bonds	$10	$15
Callable bonds	1	—

Total	$11	$15

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements contain master netting provisions to mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements, and no allowance for losses is deemed necessary by management.

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At March 31, 2007, the Bank’s maximum credit risk, as defined above, was estimated at $78, including $56 of net accrued interest and fees receivable. At December 31, 2006, the Bank’s maximum credit risk was estimated at $20, including $1 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $74 and $19 as collateral from counterparties as of March 31, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Intermediation – As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. The offsetting derivatives used in intermediary activities do not receive SFAS 133 hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net gain/(loss) on derivatives and hedging activities.”

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,330 at March 31, 2007, and $1,330 at December 31, 2006. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2007, or December 31, 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations.

Note 10 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2007, and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The assumptions used in estimating the fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2006 Form 10-K.

The following tables show the estimated fair values of the Bank’s financial instruments at March 31, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – March 31, 2007

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$7	$—	$7
Interest-bearing deposits in banks	10,235	—	10,235
Securities purchased under agreements to resell	2,100	—	2,100
Federal funds sold	21,246	—	21,246
Trading securities	66	—	66
Held-to-maturity securities	30,120	(159)	29,961
Advances	177,455	149	177,604
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,505	(97)	4,408
Accrued interest receivable	976	—	976
Derivative assets	78	—	78
Other assets	118	(67)	51

Total	$246,906	$(174)	$246,732

Liabilities
Deposits	$636	$—	$636
Consolidated obligations:
Bonds	202,437	286	202,151
Discount notes	29,729	3	29,726
Mandatorily redeemable capital stock	103	—	103
Accrued interest payable	2,111	—	2,111
Derivative liabilities	583	—	583
Other liabilities	254	—	254

Total	$235,853	$289	$235,564

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,323	—	9,323
Securities purchased under agreements to resell	200	—	200
Federal funds sold	15,443	—	15,443
Trading securities	77	—	77
Held-to-maturity securities	30,348	(248)	30,100
Advances	183,669	184	183,853
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,630	(112)	4,518
Accrued interest receivable	1,078	—	1,078
Derivative assets	20	—	20
Other assets	119	(66)	53

Total	$244,915	$(242)	$244,673

Liabilities
Deposits	$598	$—	$598
Consolidated obligations:
Bonds	199,300	323	198,977
Discount notes	30,128	3	30,125
Mandatorily redeemable capital stock	106	—	106
Accrued interest payable	2,280	—	2,280
Derivative liabilities	995	—	995
Other liabilities	754	—	754

Total	$234,161	$326	$233,835

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951,470 at March 31, 2007, and $951,990 at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $232,925 at March 31, 2007, and $230,622 at December 31, 2006. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $1,005 at March 31, 2007, and $3,289 at December 31, 2006. Commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were $1,097 at March 31, 2007, and $1,124 at December 31, 2006, and had original terms of 30 days to 10 years with the latest final expiration in 2017. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at March 31, 2007, and $2 at December 31, 2006. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding (see Note 4). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of March 31, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties must fully collateralize the Bank’s net credit exposure. As of March 31, 2007, the Bank had pledged as collateral securities with a carrying value of $329, of which $27 cannot be sold or repledged and $302 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value of $687, of which $78 cannot be sold or repledged and $609 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $420 at March 31, 2007, and $186 at December 31, 2006.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $420 at March 31, 2007, and $1,062 at December 31, 2006.

Other commitments and contingencies are discussed in Notes 4, 5, 6, 7, and 9.

Note 12 – Transactions with Members

Transactions with Members. The Bank has a cooperative ownership structure in which the member institutions own the capital stock of the Bank. In addition, certain former members are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements. See Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K for more information on the Bank’s capital requirements.

All advances are made to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with Finance Board regulations.

The Bank has cash and investments, such as Federal funds sold, interest-bearing deposits, and commercial paper with members or their affiliates, and the Bank executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advance price levels. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are executed at market rates.

The following tables set forth information at the dates and for the periods indicated with respect to the Bank’s transactions with members and their affiliates and former members and their affiliates with outstanding transactions.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$6	$7
Interest-bearing deposits in banks	1,535	1,301
Federal funds sold	4,410	2,598
Held-to-maturity securities(1)	7,349	7,495
Advances	177,455	183,669
Mortgage loans held for portfolio	4,505	4,630
Accrued interest receivable	840	940
Derivative assets	16	20
Other assets	30	32

Total	$196,146	$200,692

Liabilities:
Deposits	$636	$598
Accrued interest payable	3	2
Derivative liabilities	98	164

Total	$737	$764

Notional amount of derivatives	$40,882	$42,323
Letters of credit	1,097	1,124

(1)	Held-to-maturity securities include MBS issued by and/or purchased from the Bank’s members or their affiliates.

	Three months ended
	March 31, 2007	March 31, 2006
Interest Income:
Interest-bearing deposits in banks	$24	$9
Federal funds sold	40	31
Held-to-maturity securities	91	82
Advances(1)	2,425	1,888
Prepayment fees on advances, net	—	1
Mortgage loans held for portfolio	57	63

Total	$2,637	$2,074

Interest Expense:
Deposits	$6	$4
Consolidated obligations(1)	33	16

Total	$39	$20

Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$41	$(55)

(1)	Includes the effect of associated derivatives with members and their affiliates.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$6	$7
Federal funds sold	1,300	700
Held-to-maturity securities(1)	3,013	3,101
Advances	124,964	132,912
Mortgage loans held for portfolio	3,423	3,691
Accrued interest receivable	561	662
Derivative assets	1	1

Total	$133,268	$141,074

Liabilities:
Deposits	$17	$48
Derivative liabilities	57	70

Total	$74	$118

Notional amount of derivatives	$8,995	$9,474

Letters of credit	168	172

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended
	March 31, 2007	March 31, 2006
Interest Income:
Interest-bearing deposits in banks	$—	$5
Federal funds sold	11	2
Held-to-maturity securities	36	31
Advances(1)	1,676	1,337
Mortgage loans held for portfolio	43	50

Total	$1,766	$1,425

Interest Expense:
Consolidated obligations(1)	$17	$8
Other Income/(Loss)
Net gain/(loss) on derivatives and hedging activities	$16	$(27)

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; the ability of the Bank to pay dividends or redeem or repurchase capital stock; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other Federal Home Loan Banks (FHLBanks) to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in the member base and in members’ credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. The Bank may also repurchase excess capital stock from members as their advances or balances of mortgage loans previously sold to the Bank decline. As a result of these strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank strives to pay a market rate return on its members’ investment in the Bank’s capital stock and assesses the effectiveness of its market rate return policy by comparing the dividend rate on its capital stock to a benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized dividend rate for the first quarter of 2007 was 4.89%, compared to 5.03% for the first quarter of 2006. In the first quarter of 2007, the Bank retained $14 million, or 10% of its earnings excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”). The Bank retained this amount to continue building retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy. In the first quarter of 2006, the Bank retained $8 million, which was equal to 6% of its earnings excluding the effects of SFAS 133.

In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the difference between the first quarter dividend rates in 2007 and 2006 reflects a lower net interest spread on the Bank’s combined mortgage loan and mortgage-backed securities (MBS) portfolio, partially offset by a higher yield on invested capital during the first quarter of 2007 compared to the same period in 2006.

Net income rose $23 million, or 19%, to $142 million in the first quarter of 2007 from $119 million in the first quarter of 2006. The increase primarily reflected growth in net interest income, as well as differences in fair value adjustments for the respective periods.

Net interest income increased $12 million, or 6%, to $205 million in the first quarter of 2007 from $193 million in the first quarter of 2006. The increase in net interest income was primarily driven by the effect of higher interest rates on higher average capital balances, combined with higher interest-earning assets, partially offset by lower net interest income on the Bank’s mortgage portfolio (MBS and mortgage loans). The decrease in net interest income on the mortgage portfolio primarily reflected the impact of higher estimated prepayment speeds on MBS with purchase premiums, which resulted in cumulative retrospective adjustments for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). The cumulative retrospective adjustments made in accordance with SFAS 91 decreased net interest income by $14 million in the first quarter of 2007 and by $0.3 million in the first quarter of 2006.

Net income also reflected the net effect of fair value adjustments on trading securities, derivatives, and hedged items, after assessments (excluding the impact from net interest expense on derivative instruments used in economic hedges), which resulted in a net fair value gain of $10 million in the first quarter of 2007 compared to a net fair value loss of $3 million in the first quarter of 2006. Most of the $10 million net fair value gain in the first quarter of 2007 consisted of unrealized fair value adjustments. The $3 million net fair value loss in the first quarter of 2006 consisted of $5 million of net unrealized fair value losses, partially offset by $2 million of net gains on the termination of hedges related to consolidated obligations.

Nearly all of the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. For these derivatives and hedged items, net unrealized fair value gains or losses are primarily a matter of timing because they will generally reverse over the remaining contractual terms to maturity, or by the call or put date. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

During the first quarter of 2007, total assets grew $2.0 billion, or 1%, to $246.9 billion from $244.9 billion at December 31, 2006. While advances decreased by $6.2 billion, or 3%, to $177.5 billion from $183.7 billion, Federal funds sold increased by $5.8 billion, or 38%, to $21.2 billion from $15.4 billion, securities purchased under agreements to resell (resale agreements) increased by $1.9 billion, or 950%, to $2.1 billion from $0.2 billion, and interest-bearing deposits in banks increased by $0.9 billion, or 10%, to $10.2 billion from $9.3 billion. The Bank increased its non-MBS investments to maintain financial leverage until the repurchase of capital stock on April 30, 2007. For more information on the repurchase of capital stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members under the Mortgage Partnership Finance® (MPF®) Program. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The Bank intends to retain its existing portfolio of mortgage loans. The Bank’s last purchase commitment expired on February 15, 2007. (For more information, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.)

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Selected Balance Sheet Items at Quarter End
Total Assets	$246,906	$244,915	$231,719	$233,750	$227,213
Advances	177,455	183,669	174,538	167,356	164,004
Mortgage Loans	4,505	4,630	4,775	4,928	5,079
Held-to-Maturity Securities	30,120	30,348	29,824	30,825	29,963
Interest-Bearing Deposits in Banks	10,235	9,323	12,568	16,519	9,195
Securities Purchased Under Agreements to Resell	2,100	200	200	700	1,650
Federal Funds Sold	21,246	15,443	8,600	12,306	16,244
Consolidated Obligations:(1)
Bonds	202,437	199,300	197,711	187,769	198,305
Discount Notes	29,729	30,128	19,653	29,325	14,541
Capital Stock – Class B – Putable	10,898	10,616	10,301	10,049	10,007
Total Capital	11,053	10,754	10,437	10,181	10,135

Selected Operating Results for the Quarter
Net Interest Income	$205	$228	$217	$201	$193
Other Income/(Loss)	12	9	(3)	(6)	(10)
Other Expense	24	25	23	21	21
Assessments	51	57	51	46	43

Net Income	$142	$155	$140	$128	$119

Selected Other Data for the Quarter
Net Interest Margin	0.35%	0.38%	0.38%	0.36%	0.34%
Operating Expenses as a Percent of Average Assets	0.03	0.04	0.03	0.03	0.03
Return on Assets	0.24	0.26	0.24	0.23	0.21
Return on Equity	5.40	5.88	5.59	5.23	4.87
Annualized Dividend Rate	4.89	5.83	5.54	5.22	5.03
Spread of Dividend Rate to Dividend Benchmark(2)	0.42	1.44	1.21	1.12	1.17
Dividend Payout Ratio(3)	87.98	96.77	96.72	97.35	100.46

Selected Other Data at Quarter End
Capital to Assets Ratio(4)	4.52	4.44	4.55	4.39	4.48
Duration Gap (in months)	1	1	1	1	1

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Quarter ended	Par amount
March 31, 2007	$951,470
December 31, 2006	951,990
September 30, 2006	958,023
June 30, 2006	958,570
March 31, 2006	935,828

(2)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(3)	This ratio is calculated as dividends declared per share divided by net income per share. This calculation has been modified for prior periods to exclude mandatorily redeemable capital stock (which is classified as a liability) and the dividends on that stock (which are classified as interest expense).
(4)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three months ended March 31, 2007 and 2006, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the first quarter of 2007 compared to the first quarter of 2006. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	March 31, 2007				March 31, 2006
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$9,044		$119	5.34%	$7,452		$83	4.52%
Securities purchased under agreements to resell	345		4	4.70	2,135		24	4.56
Federal funds sold	13,713		180	5.32	15,385		172	4.53
Trading securities:
MBS	69		1	5.88	123		2	6.59
Held-to-maturity securities:
MBS	26,047		325	5.06	26,728		320	4.86
Other investments	3,114		42	5.47	2,928		33	4.57
Mortgage loans	4,565		57	5.06	5,149		63	4.96
Advances(1)	183,179		2,425	5.37	168,047		1,889	4.56
Loans to other FHLBanks	4		—	5.38	6		—	4.06

Total interest-earning assets	240,080		3,153	5.33	227,953		2,586	4.60
Other assets(2)	3,526		—	—	1,679		—	—

Total Assets	$243,606		$3,153	5.25%	$229,632		$2,586	4.57%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$202,190		$2,611	5.24%	$197,707		$2,182	4.48%
Discount notes(1)	25,468		330	5.25	19,219		206	4.35
Deposits	488		6	4.99	395		4	4.11
Borrowings from other FHLBanks	—		—	5.26	6		—	4.73
Mandatorily redeemable capital stock	103		1	4.89	46		1	5.03
Other borrowings	6		—	5.32	6		—	4.73

Total interest-bearing liabilities	228,255		2,948	5.24	217,379		2,393	4.46
Other liabilities(2)	4,696		—	—	2,358		—	—

Total Liabilities	232,951		2,948	5.13	219,737		2,393	4.42
Total Capital	10,655		—	—	9,895		—	—

Total Liabilities and Capital	$243,606		$2,948	4.91%	$229,632		$2,393	4.23%

Net Interest Income			$205				$193

Net Interest Spread(3)				0.09%				0.14%

Net Interest Margin(4)				0.35%				0.34%

Total Average Assets/Capital Ratio(5)	22.6	x			23.1	x

Interest-earning Assets/Interest-bearing Liabilities	1.1	x			1.0	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

(In millions)	Increase/ (Decrease)	Attributable to Changes in(1)
		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$36	$19	$17
Securities purchased under agreements to resell	(20)	(21)	1
Federal funds sold	8	(20)	28
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	5	(8)	13
Other investments	9	2	7
Mortgage loans	(6)	(7)	1
Advances(2)	536	180	356

Total interest-earning assets	567	144	423

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	429	50	379
Discount notes(2)	124	75	49
Deposits	2	1	1

Total interest-bearing liabilities	555	126	429

Net interest income	$12	$18	$(6)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 35 basis points for the first quarter of 2007, slightly higher than the net interest margin for the first quarter of 2006, which was 34 basis points.

The net interest spread was 5 basis points lower during the first quarter of 2007 compared to the first quarter of 2006. The decrease was driven primarily by a lower net interest spread on the Bank’s mortgage portfolio in the first quarter of 2007 compared to the first quarter of 2006, reflecting the impact on financing costs of higher short-term interest rates and a flatter yield curve. The lower net interest spread on the mortgage portfolio also reflects the impact of higher estimated prepayments speeds on MBS with purchase premiums, which resulted in cumulative retrospective adjustments for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS 91. In addition, the increased average volume of lower-spread advances coupled with decreased average volume of non-MBS investments relative to the overall asset mix contributed further to the decrease in the net interest spread.

Net Interest Income

Net interest income in the first quarter of 2007 was $205 million, a 6% increase from $193 million in the first quarter of 2006. The increase was driven primarily by the effect of higher interest rates on higher average capital balances, combined with higher interest-earning assets. The increase was partially offset by lower net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91.

Interest income on non-MBS investments (interest-bearing deposits in banks, resale agreements, Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) contributed $33 million to the increase in interest income in the first quarter of 2007 compared to the first quarter of 2006. The increase consisted of $53 million that was attributable to higher average yields on non-MBS investments, partially offset by $20 million that was attributable to a 6% decrease in average non-MBS investment balances.

Interest income from the mortgage portfolio decreased $2 million in the first quarter of 2007 compared to the first quarter of 2006. The decrease consisted of $9 million attributable to a 3% decrease in average MBS outstanding and $7 million attributable to an 11% decrease in average mortgage loans outstanding, partially offset by $13 million attributable to higher average yields on MBS investments and $1 million attributable to higher average yields on mortgage loans. Interest income from the mortgage portfolio reflects the impact of cumulative retrospective adjustments for the amortization of purchase premiums from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $14 million in the first quarter of 2007 and by $0.3 million in the first quarter of 2006.

Interest income from advances increased $536 million, which consisted of $180 million attributable to a 9% increase in average advances outstanding, reflecting higher member demand during the first quarter of 2007 relative to the first quarter of 2006, and $356 million attributable to higher average yields because of increases in interest rates for new advances and adjustable rate advances repricing at higher rates.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 5%, resulting in a $553 million increase in interest expense for the first quarter of 2007 relative to the first quarter of 2006. Higher interest rates on consolidated obligations outstanding in the first quarter of 2007 compared to the first quarter of 2006 contributed $428 million to the increase in interest expense. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $125 million to the increase in interest expense during the first quarter of 2007.

The growth in average interest-earning assets and net interest income during the first quarter of 2007 compared to the first quarter of 2006 was driven primarily by member demand for advances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income/(Loss)

Other income/(loss) was a net gain of $12 million in the first quarter of 2007 compared to a net loss of $10 million in the first quarter of 2006. The increase was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and decreased net interest expense on derivative instruments used in economic hedges.

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

In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first quarter of 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

(In millions)	Three months ended
	March 31, 2007					March 31, 2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges		Gain/(Loss)			Net Interest Expense on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges

Advances	$(1)	$—	$(1)	$1	$(1)	$—	$—	$4	$(2)	$2
Consolidated obligations	9	—	6	(3)	12	(4)	(1)	(4)	(4)	(13)
MBS	—	—	—	—	—	—	—	—	—	—

Total	$8	$—	$5	$(2)	$11	$(4)	$(1)	$—	$(6)	$(11)

During the first quarter of 2007, net gains on derivatives and hedging activities totaled $11 million compared to net losses of $11 million in the first quarter of 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $2 million in the first quarter of 2007 and $6 million in the first quarter of 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $2 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first quarter of 2007 were net gains of $13 million. The $13 million net gains primarily consisted of unrealized net gains of $15 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net losses of $2 million attributable to the hedges related to advances.

Excluding the $6 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first quarter of 2006 were net losses of $5 million. The $5 million net losses consisted of unrealized net losses of $11 million attributable to the hedges related to consolidated obligations, in which the Bank primarily both paid and received adjustable rate coupons, partially offset by unrealized net gains of $4 million attributable to the hedges related to advances, in which the Bank primarily both paid and received adjustable rate coupons, and by net gains of $2 million on the termination of hedges related to consolidated obligations.

Return on Equity

Return on equity (ROE) was 5.40% (annualized) for the first quarter of 2007, an increase of 53 basis points from the first quarter of 2006. This increase reflected the 19% rise in net income, to $142 million in the first quarter of 2007 from $119 million in the first quarter of 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 8% to $10.7 billion in the first quarter of 2007 from $9.9 billion in the first quarter of 2006.

Dividends

By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2007, advances maturing within five years totaled $168.8 billion, significantly in excess of the $0.6 billion of member deposits on that date. At December 31, 2006, advances maturing within five years totaled $175.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of March 31, 2007, and December 31, 2006, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $29 million at March 31, 2007, and $26 million at December 31, 2006.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective January 1, 2007, the Bank’s Retained Earnings and Dividend Policy was amended to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $131 million at March 31, 2007, and $117 million at December 31, 2006. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target in the second quarter of 2010.

The Bank’s annualized dividend rate decreased to 4.89% for the first quarter of 2007 from 5.03% for the first quarter of 2006. The spread between the dividend rate and the dividend benchmark decreased to 0.42% for the first quarter of 2007 from 1.17% for the first quarter of 2006.

In the first quarter of 2007, the Bank retained $14 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the first quarter of 2006, the Bank retained $8 million, which was equal to 6% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 94% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 54 basis points in the first quarter of 2007 and by 33 basis points in the first quarter of 2006.

In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate and the decrease in the spread between the dividend rate and the dividend benchmark reflect a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital, during the first quarter of 2007 compared to the same period in 2006.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2006 to 2005 – Dividends” in the Bank’s 2006 Form 10-K. For more information on the implementation of amendments to the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy.”

Financial Condition

Total assets were $246.9 billion at March 31, 2007, a 1% increase from $244.9 billion at December 31, 2006, reflecting increases in Federal funds sold, resale agreements, and interest-bearing deposits in banks, partially offset by a decrease in advances during the first quarter of 2007. Average total assets were $243.6 billion for the first quarter of 2007, a 6% increase compared to $229.6 billion for the first quarter of 2006, primarily because of higher average advance balances.

Total liabilities were $235.9 billion at March 31, 2007, a 1% increase from $234.2 billion at December 31, 2006. Average total liabilities were $233.0 billion for the first quarter of 2007, a 6% increase compared to $219.7 billion for the first quarter of 2006. The increase in liabilities reflects increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $232.2 billion at March 31, 2007, and $229.4 billion at December 31, 2006. Average consolidated obligations were $227.7 billion in the first quarter of 2007 and $216.9 billion in the first quarter of 2006.

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951.5 billion at March 31, 2007, and $952.0 billion at December 31, 2006.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks.

As of March 31, 2007, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of March 31, 2007, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. As of March 31, 2007, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2007, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $215.8 billion (87% of total assets) at March 31, 2007, from $213.3 billion (87% of total assets) at December 31, 2006, an increase of $2.5 billion, or 1%. The increase was primarily attributable to an increase in Federal funds sold, resale agreements, and interest-bearing deposits in banks, partially offset by lower demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $180 million in the first quarter of 2007, an increase of $35 million, or 24%, compared to $145 million in the first quarter of 2006. The increases were primarily attributable to an increase in average advances and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment represented 89% and 78% of total adjusted net interest income for the first quarter of 2007 and 2006, respectively.

Advances – Advances outstanding decreased $6.2 billion, or 3%, to $177.5 billion at March 31, 2007, from $183.7 billion at December 31, 2006. Advances outstanding included unrealized fair value losses of $80 million at March 31, 2007, and unrealized fair value losses of $176 million at December 31, 2006. The decrease in the unrealized fair value losses of hedged advances from December 31, 2006, to March 31, 2007, was primarily attributable to the reversal of prior period unrealized losses from maturing advances and the impact of lower interest rates on the fair value of hedged advances.

The components of the advances portfolio at March 31, 2007, and December 31, 2006, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	March 31, 2007	December 31, 2006
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)	$105,899	$112,163
Adjustable – other indices	2,614	2,677
Fixed	51,026	46,602
Daily variable rate	3,210	6,799

Subtotal	162,749	168,241

Customized advances:
Adjustable – LIBOR, with caps and/or floors	515	515
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	6,575	8,574
Fixed – amortizing	778	803
Fixed with PPS(1)	2,147	1,915
Fixed – callable at member’s option	1,275	1,275
Fixed – putable at Bank’s option	3,130	2,157
Fixed – putable at Bank’s option with PPS(1)	368	368

Subtotal	14,788	15,607

Total par value	177,537	183,848
SFAS 133 valuation adjustments	(80)	(176)
Net unamortized premiums	(2)	(3)

Total	$177,455	$183,669

(1)	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

During the first quarter of 2007, adjustable rate advances decreased by $8.3 billion and variable rate overnight advances decreased by $3.6 billion, while fixed rate advances increased by $5.6 billion.

Advances outstanding to the Bank’s three largest members totaled $123.0 billion at March 31, 2007, a net decrease of $7.0 billion from $130.0 billion at December 31, 2006. Of this decrease, $19.6 billion was attributable to lower advance borrowings by two of the largest members, partially offset by a $12.6 billion increase in advances to the third largest member. In total, 116 institutions decreased their advances during the first quarter of 2007, while 71 institutions increased their advances.

Average advances were $183.2 billion in the first quarter of 2007, a 9% increase from $168.0 billion in the first quarter of 2006. The increase in average advances reflected members’ use of Bank advances to finance asset growth.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $37.3 billion as of March 31, 2007, an increase of $8.8 billion, or 31%, from $28.5 billion as of December 31, 2006. During the first quarter of 2007, Federal funds sold increased $5.8 billion, resale agreements increased $1.9 billion, interest-bearing deposits in banks increased $0.9 billion, and commercial paper increased $0.5 billion, while discount notes issued by Fannie Mae and Freddie Mac decreased $0.2 billion and housing finance agency bonds decreased $0.1 billion. The Bank increased its non-MBS investments to maintain financial leverage until the repurchase of capital stock on April 30, 2007. For more information on the repurchase of capital stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings –Total liabilities (primarily consolidated obligations) funding the advances-related business increased $2.3 billion, or 1%, from $202.5 billion at December 31, 2006, to $204.8 billion at March 31, 2007, primarily to maintain financial leverage until the repurchase of capital stock on April 30, 2007. For more information on the repurchase of capital stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At March 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $268.3 billion, of which $45.8 billion were hedging advances and $222.5 billion were hedging consolidated obligations. At December 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.9 billion, of which $40.2 billion were hedging advances and $224.7 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of the dates shown.

Market Instrument	March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
Federal Reserve target rate for overnight Federal funds	5.25%	5.25%	4.75%	4.25%
3-month Treasury bill	5.03	5.01	4.61	4.08
3-month LIBOR	5.35	5.36	5.00	4.54
2-year Treasury note	4.58	4.81	4.82	4.40
5-year Treasury note	4.54	4.69	4.81	4.35

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first quarter of 2007 were generally higher than the costs of comparable bonds and discount notes issued in the first quarter of 2006, consistent with the general rise in short- and intermediate-term average market interest rates.

The average relative cost of FHLBank System consolidated obligation bonds compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first quarter of 2007 compared to the first quarter of 2006, reflecting strong foreign investor demand for GSE debt and modest new debt issuance volume from the other GSEs. The average relative cost of FHLBank System discount notes, on the other hand, experienced a modest deterioration because the supply of new discount note issuances outpaced investor demand.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first quarter of 2007 and 2006.

	Average cost of consolidated obligations versus LIBOR for the three months ended
(In basis points)	March 31, 2007	March 31, 2006
Consolidated obligation auctioned and negotiated bonds	–18.0	–15.3
Consolidated obligation auctioned discount notes	–14.5	–17.3

At March 31, 2007, the Bank had $119.5 billion of swapped non-callable bonds and $44.8 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 81% of the Bank’s total consolidated obligation bonds outstanding at March 31, 2007. At December 31, 2006, the Bank had $122.6 billion of swapped non-callable bonds and $43.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2006.

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

At March 31, 2007, assets associated with this segment were $31.1 billion (13% of total assets), a decrease of $0.6 billion, or 2%, from $31.7 billion at December 31, 2006 (13% of total assets). The decrease was due to lower investments in MBS, which decreased $0.5 billion to $26.4 billion at March 31, 2007, from $26.9 billion at December 31, 2006, and lower mortgage loan balances, which decreased $0.1 billion to $4.5 billion at March 31, 2007, from $4.6 billion at December 31, 2006.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s last purchase commitment expired on February 15, 2007. Average mortgage loans decreased $0.6 billion to $4.5 billion in the first quarter of 2007 from $5.1 billion in the first quarter of 2006.

Average MBS investments decreased $0.7 billion to $26.1 billion in the first quarter of 2007 compared to $26.8 billion in the first quarter of 2006. Average MBS investments decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements.

Adjusted net interest income for this segment was $23 million in the first quarter of 2007, a decrease of $19 million, or 45%, from $42 million in the first quarter of 2006. The decrease was primarily the result of a decline in the average profit spread on the mortgage portfolio, reflecting the impact on financing costs of higher short-term interest rates and a flatter yield curve.

Adjusted net interest income for this segment represented 11% and 22% of total adjusted net interest income for the first quarter of 2007 and 2006, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Under the program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate and prepayment risk of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2006 Form 10-K.

At March 31, 2007, and December 31, 2006, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2006 Form 10-K. Mortgage loan balances at March 31, 2007, and December 31, 2006, were as follows:

(In millions)	March 31, 2007	December 31, 2006
MPF Plus	$4,100	$4,210
Original MPF	422	438

Subtotal	4,522	4,648
Unamortized premiums	1	6
Unamortized discounts	(17)	(23)

Mortgage loans held for portfolio	4,506	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,505	$4,630

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.7 million at both March 31, 2007, and December 31, 2006. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2006 Form 10-K.

At March 31, 2007, the Bank had 35 loans totaling $4 million classified as nonaccrual or impaired. Twenty-one of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $26.4 billion, or 237% of Bank capital (as defined by the Finance Board), at March 31, 2007, compared to $26.9 billion, or 248% of Bank capital, at December 31, 2006. The Bank’s MBS portfolio decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during the first quarter of 2007 were AAA-rated non-agency MBS. For these purchases the Bank, on average, obtained an amount in excess of the credit enhancement required by the rating agencies for AAA-rated investments.

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

In addition, the Bank’s MBS portfolio included certain MBS classified as trading securities, which were marked to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized gains of $228,000 and net unrealized losses of $268,000 during the first quarter of 2007 and 2006, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.6 billion, or 2%, from $31.7 billion at December 31, 2006, to $31.1 billion at March 31, 2007, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At March 31, 2007, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $12.1 billion, most of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At March 31, 2007, $9.1 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

During the last several years, the Bank has experienced a significant expansion of its balance sheet. The Bank’s advances increased from $81.2 billion at December 31, 2002, to $177.5 billion at March 31, 2007. This expansion has been supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.6 billion at December 31, 2002, to $10.9 billion at March 31, 2007, as the balances of both advances and mortgage loans (purchased from members and held by the Bank) increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $123.9 billion from $108.3 billion at December 31, 2002, to $232.2 billion at March 31, 2007.

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

Capital

Total capital as of March 31, 2007, was $11.1 billion, a 3% increase from $10.8 billion as of December 31, 2006. The increase primarily reflects additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members, and includes excess capital stock held by existing members whose advance borrowings decreased during the first quarter of 2007. The increase was net of repurchases of capital stock in January 2007, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

The Bank may repurchase some or all of a member’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion and subject to certain statutory and regulatory requirements. The Bank may also repurchase some or all of a member’s excess capital stock at the member’s request, at the Bank’s discretion and subject to certain statutory and regulatory requirements. Excess capital stock is defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan.

The Bank’s surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank’s discretion and subject to certain statutory and regulatory requirements, if a member has surplus capital stock as of the last business day of the quarter. A member’s surplus capital stock is defined as any stock holdings in excess of 115% of the member’s minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

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

The Bank repurchased surplus capital stock totaling $330 million in the first quarter of 2007 and $112 million in the first quarter of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $474 million in the first quarter of 2007 and $2 million in the first quarter of 2006.

Excess capital stock totaled $1.7 billion as of March 31, 2007, which included surplus capital stock of $1.1 billion. On April 30, 2007, the Bank repurchased $1.1 billion of surplus capital stock. The Bank also repurchased $591 million of excess capital stock that was not surplus capital stock, including $576 million in excess capital stock that was the subject of repurchase requests submitted during the first quarter of 2007 by five members, and $15 million in mandatorily redeemable excess stock repurchased from former members of the Bank. Excess capital stock totaled $257 million after the April 30, 2007, capital stock repurchase.

On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At March 31, 2007, the Bank’s excess capital stock totaled $1.7 billion, or 0.7% of total assets.

In addition, the Finance Board’s final rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2007, and December 31, 2006.

Regulatory Capital Requirements

	March 31, 2007		December 31, 2006
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,098	$11,161	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.52%	4.00%	4.44%
Total regulatory capital	$9,876	$11,161	$9,797	$10,865
Leverage ratio	5.00%	6.78%	5.00%	6.65%
Leverage capital	$12,345	$16,742	$12,246	$16,298

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2006 Form 10-K.

Concentration Risk

Advances. The following table presents the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of March 31, 2007, and December 31, 2006. It also presents the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2007 and 2006.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	March 31, 2007		December 31, 2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$84,881	48%	$72,323	39%
World Savings Bank, FSB	19,428	11	22,846	13
Washington Mutual Bank	18,713	10	34,864	19

Subtotal	123,022	69	130,033	71
Others	54,515	31	53,815	29

Total par amount	$177,537	100%	$183,848	100%

	Three Months Ended March 31,
	2007		2006
Name of Borrower	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.(3)	$999	42%	$—	—%
Citibank (West), FSB(3)	—	—	346	19
Washington Mutual Bank	366	15	633	35
World Savings Bank, FSB	280	12	303	16

Subtotal	1,645	69	1,282	70
Others	720	31	539	30

Total	$2,365	100%	$1,821	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.
(3)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.

Because of this concentration in advances, the Bank has implemented enhanced credit and collateral review procedures for these members. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these members. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances” in the Bank’s 2006 Form 10-K.

MPF Program. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2007, and December 31, 2006.

Concentration of Mortgage Loans

(Dollars in millions)

March 31, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,423	76%	24,017	72%
IndyMac Bank, F.S.B.	678	15	6,496	19

Subtotal	4,101	91	30,513	91
Others	421	9	2,988	9

Total	$4,522	100%	33,501	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Members that have sold mortgage loans to the Bank through the MPF Program, including Washington Mutual Bank and IndyMac Bank, F.S.B., have made representations and warranties that the loans comply with the MPF underwriting guidelines. The Bank relies on the quality control review process established for the MPF Program for identification of loans that may not comply with the underwriting guidelines. The Bank has conducted its own validation sampling to monitor the effectiveness of the MPF Program’s quality control. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the member provides that the member is required to repurchase the loan as a result of a breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. During the first quarter of 2007 and 2006, there were no loans repurchased by members because of noncompliance with the MPF underwriting guidelines. In addition, all participating members have retained the servicing on the mortgage loans purchased from them by the Bank, and the servicing of mortgage loans purchased from former participating members is held by Bank-approved financial institutions.

Capital Stock. The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2007, and December 31, 2006.

Concentration of Capital Stock

(Dollars in millions)	March 31, 2007		December 31, 2006
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,989	37%	$3,399	32%
Washington Mutual Bank	1,526	14	1,964	18
World Savings Bank, FSB	1,308	12	1,343	13

Total	$6,823	63%	$6,706	63%

On April 30, 2007, the Bank repurchased $626 million in excess capital stock, including $318 million in surplus capital stock, from Washington Mutual Bank. The Bank also repurchased $505 million in excess capital stock, including $258 million in surplus capital stock, from World Savings Bank, FSB. After the repurchase, Citibank, N.A, Washington Mutual Bank, and World Savings Bank, FSB, held 43%, 10%, and 9%, respectively, of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2007, and December 31, 2006.

Concentration of Derivatives Counterparties

(Dollars in millions)			March 31, 2007		December 31, 2006
Derivatives Counterparty	Credit Rating		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA		$43,149	15%	$36,810	13%
JPMorgan Chase Bank, N.A.	AA	(1)	41,976	15	47,914	17
Merrill Lynch Capital Services	AA		27,799	10	29,555	11

Subtotal			112,924	40	114,279	41
Others			167,538	60	162,084	59

Total			$280,462	100%	$276,363	100%

(1)	The credit rating for JPMorgan Chase Bank, N.A., was single-A at December 31, 2006.

For more information regarding the credit risk of derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members through their capital stock purchase requirements, which are based in part on outstanding advances. At March 31, 2007, the Bank’s total capital to assets ratio was 4.52%, 0.52% above the minimum regulatory requirement. At December 31, 2006, the Bank’s total capital to assets ratio was 4.44%, 0.44% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first quarter of 2007. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following March 31, 2007, and December 31, 2006. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2007		As of December 31, 2006
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$1,005	$1,005	$2,176	$3,289
Commitments to purchase investments	—	—	—	500
Maturing member term deposits	—	6	3	3
Discount note and bond maturities and expected exercises of bond call options	5,410	49,945	5,166	46,762

Subtotal obligations	6,415	50,956	7,345	50,554

Sources of available funds:
Maturing investments	12,061	36,007	9,801	27,380
Proceeds from scheduled settlements of discount notes and bonds	90	420	121	186
Maturing advances and scheduled prepayments	6,795	31,807	11,860	47,044

Subtotal sources	18,946	68,234	21,782	74,610

Net funds available	$12,531	$17,278	$14,437	$24,056

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$22,196	$—	$21,917
Housing finance agency bonds	—	780	—	850
Marketable money market investments	8,609	—	8,007	—

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the first quarter of 2007.

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

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as home equity or commercial real estate loans and second lien residential mortgage loans. The Bank may also accept secured small business, small farm, small agribusiness loans, and securities representing a whole interest in such secured loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2007 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $599 million or less.

In accordance with the FHLBank Act, any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member pledging loans. The Bank requires delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates below a certain level).

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

As of March 31, 2007, the Bank held a security interest in subprime residential mortgage loans pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. For a small number of members, subprime mortgage loans represented a large proportion of their pledged collateral. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized.

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of March 31, 2007, and December 31, 2006. Almost all credit outstanding and collateral borrowing capacity are with members that have the Bank’s top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one as the highest rating.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

March 31, 2007

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	309	218	$179,105	$282,662	63%
4-6	81	31	1,264	2,776	46
7-10	2	1	4	5	80

Total	392	250	$180,373	$285,443	63%

December 31, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	309	229	$184,481	$285,446	65%
4-6	77	35	1,336	2,921	46
7-10	1	1	4	5	80

Total	387	265	$185,821	$288,372	64%

(1)	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

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

Mortgage loan delinquencies as of March 31, 2007, and December 31, 2006, were as follows:

(Dollars in millions)	March 31, 2007	December 31, 2006
30 – 59 days delinquent	$25	$22
60 – 89 days delinquent	3	3
90 days or more delinquent	4	4

Total delinquencies	$32	$29

Nonaccrual loans(1)	$4	$4
Loans past due 90 days or more and still accruing interest	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.71%	0.62%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.09%	0.09%

(1)	The nonaccrual loans included 21 loans totaling $3 million that were in foreclosure or bankruptcy as of March 31, 2007, and 23 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2006.

For the first quarter of 2007, interest income that was contractually due but forgone on the nonaccrual loans was not significant.

Delinquencies amounted to 0.71% of the total loans in the Bank’s portfolio as of March 31, 2007, and 0.62% of the total loans in the Bank’s portfolio as of December 31, 2006, which were below the national delinquency rate for prime fixed rate mortgages of 2.47% in the fourth quarter of 2006 published in the Mortgage Bankers Association’s National Delinquency Survey. However, the delinquency rate for the Bank’s portfolio may not be comparable to the national delinquency rates published in the Mortgage Bankers Association’s National Delinquency Survey because the Bank’s MPF mortgage loan portfolio may not be as seasoned as the portfolios used by the Mortgage Bankers Association. The weighted average age of the Bank’s MPF mortgage loan portfolio was 44 months as of March 31, 2007, and 41 months as of December 31, 2006.

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

Investment Credit Exposure

(In millions)

March 31, 2007
	Credit Rating(1)
Investment Type	AAA	AA	A	Total
Interest-bearing deposits in banks	$—	$7,220	$3,015	$10,235
Securities purchased under agreements to resell(2)	2,100	—	—	2,100
Federal funds sold	—	16,968	4,278	21,246
Trading securities:
MBS:
GNMA	36	—	—	36
FHLMC	15	—	—	15
FNMA	15	—	—	15

Total trading securities	66	—	—	66

Held-to-maturity securities:
Commercial paper	399	1,698	590	2,687
Housing finance agency bonds	917	—	—	917
Discount notes:
FHLMC	—	—	—	—
FNMA	150	—	—	150
MBS:
GNMA	26	—	—	26
FHLMC	139	—	—	139
FNMA	397	—	—	397
Non-agency	25,804	—	—	25,804

Total held-to-maturity securities	27,832	1,698	590	30,120

Total investments	$29,998	$25,886	$7,883	$63,767

December 31, 2006
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$6,877	$2,446	$—	$9,323
Securities purchased under agreements to resell(2)	200	—	—	—	200
Federal funds sold	—	11,759	3,660	24	15,443
Trading securities:
MBS:
GNMA	38	—	—	—	38
FHLMC	15	—	—	—	15
FNMA	24	—	—	—	24

Total trading securities	77	—	—	—	77

Held-to-maturity securities:
Commercial paper	698	699	838	—	2,235
Housing finance agency bonds	1,000	—	—	—	1,000
Discount notes:
FHLMC	150	—	—	—	150
FNMA	149	—	—	—	149
MBS:
GNMA	28	—	—	—	28
FHLMC	150	—	—	—	150
FNMA	417	—	—	—	417
Non-agency	26,219	—	—	—	26,219

Total held-to-maturity securities	28,811	699	838	—	30,348

Total investments	$29,088	$19,335	$6,944	$24	$55,391

(1)	At March 31, 2007, $1,043 million of the A-rated investments were with members. At December 31, 2006, $995 million of the A-rated investments, and $24 million of the BBB-rated investments were with members. The A-rated investments all had maturities of four months or less as of March 31, 2007. The A- and BBB-rated investments all had maturities of six months or less as of December 31, 2006.
(2)	Classified based on the credit rating of securities held as collateral.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $6.6 billion carrying value of non-agency MBS at March 31, 2007, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.0 billion carrying value of MBS at March 31, 2007, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $6.7 billion carrying value of non-agency MBS at December 31, 2006, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $3.1 billion carrying value of MBS at December 31, 2006, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Derivatives Counterparties. The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All credit exposure from derivatives transactions entered into by the Bank with counterparties that are members (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivatives transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

Credit Exposure to Derivatives Counterparties

(In millions)

March 31, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$237,997	$62	$58	$4
A	41,800	—	—	—

Subtotal	279,797	62	58	4
Member institutions(2)	665	16	16	—

Total derivatives	$280,462	$78	$74	$4

December 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$179,874	$1	$—	$1
A	95,824	—	—	—

Subtotal	275,698	1	—	1
Member institutions(2)	665	19	19	—

Total derivatives	$276,363	$20	$19	$1

(1)	Includes notional amounts of derivatives contracts outstanding totaling $1.7 billion at March 31, 2007, and $1.9 billion at December 31, 2006, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At March 31, 2007, the Bank had a total of $280.5 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$279.8 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Eight of these counterparties made up 78% of the total notional amount outstanding with these derivatives dealer counterparties and individually ranged from 6% to 15% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $38 billion of derivatives outstanding at March 31, 2007, were affiliates of members, and one counterparty, with $1.7 billion outstanding at March 31, 2007, was a member of the Bank.

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

Gross credit exposure on derivatives contracts at March 31, 2007, was $78 million, which consisted of:

•

$62 million of gross credit exposure on open derivatives contracts with three derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $4 million.

•	$16 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three member counterparties, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $62 million at March 31, 2007, and $1 million at December 31, 2006. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because such legal right of offset exists with all Bank counterparties.

The Bank’s gross credit exposure grew $58 million from December 31, 2006, to March 31, 2007. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2006, to March 31, 2007, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, certain counterparties increased the amount of collateral that they pledged to the Bank because of the change in value. As interest rates rise, certain counterparties to interest rate swaps in which the Bank is a net receiver of fixed interest rates may have increased credit exposure to the Bank resulting in an increase in the collateral the Bank must deliver and pledge to the counterparty.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties grew $4.1 billion from December 31, 2006, to March 31, 2007. The increase was primarily due to a $5.6 billion increase in interest rate exchange agreements used to hedge the market risk of new fixed rate advances, partially offset by a $1.5 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

Interest Rate Scenario(1)	March 31, 2007	December 31, 2006
+200 basis-point change	–3.5%	–4.0%
+100 basis-point change	–1.6	–1.8
–100 basis-point change	+0.9	+1.3
–200 basis-point change	+1.1	+1.9

(1)	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show slightly less sensitivity as of March 31, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of March 31, 2007, were 11 basis points lower for terms of 1 year, 11 basis points lower for terms of 5 years, and 1 basis point lower for terms of 10 years. The issuance of $1.8 billion of long-term callable debt as part of the rebalancing of the mortgage portfolio accounts for the slight reduction in sensitivity.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of unrealized fair value adjustments made in accordance with SFAS 133, which will generally reverse over the remaining contractual terms to maturity or by the call or put date of the hedged assets, hedged liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of March 31, 2007, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –50 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of March 31, 2007

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$37,342	$—	$—	$—
Advances	147,243	4,296	23,057	2,859
Other assets	1,039	—	—	—

Total Assets	185,624	4,296	23,057	2,859

Liabilities
Consolidated obligations:
Bonds	45,285	24,908	91,459	12,649
Discount notes	26,762	36	—	—
Deposits	636	—	—	—
Mandatorily redeemable capital stock	—	—	103	—
Other liabilities	2,692	—	—	253

Total Liabilities	75,375	24,944	91,562	12,902

Interest rate exchange agreements	(103,379)	21,478	71,979	9,922

Periodic gap of advances-related business	6,870	830	3,474	(121)

Mortgage-related business:
Assets
MBS	8,875	2,392	13,223	1,942
Mortgage loans	376	277	1,866	1,986
Other assets	133	—	—	—

Total Assets	9,384	2,669	15,089	3,928

Liabilities
Consolidated obligations:
Bonds	5,006	2,406	14,891	5,833
Discount notes	2,906	25	—	—
Other liabilities	3	—	—	—

Total Liabilities	7,915	2,431	14,891	5,833

Interest rate exchange agreements	17	412	(224)	(205)

Periodic gap of mortgage-related business	1,486	650	(26)	(2,110)

Total periodic gap	8,356	1,480	3,448	(2,231)

Cumulative gap	$8,356	$9,836	$13,284	$11,053

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at both March 31, 2007, and December 31, 2006.

Total Bank Duration Gap Analysis

	March 31, 2007		December 31, 2006
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$246,906	5	$244,915	5
Liabilities	235,853	4	234,161	4

Net	$11,053	1	$10,754	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

Segment Market Risk. The financial performance and interest rate risks of each business segment are managed within prescribed guidelines, which, when combined, are consistent with the policy limits for the total Bank.

Advances-Related Business – Interest rate risk arises from the advances-related business primarily through the use of member-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and advances with embedded options are hedged contemporaneously with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities up to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

Management updates the repricing and maturity gaps for actual asset, liability, and derivatives transactions that occur in the advances-related segment each day. Management regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, management evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of put options and call options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of March 31, 2007, in “Repricing Gap Analysis” above shows that approximately $6.9 billion of net assets for the advances-related business (62% of capital) were scheduled to mature or reprice in the six-month period following March 31, 2007, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small. Any MPF loans acquired are long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

At least monthly, management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. Rebalancing strategies to modify the estimated mortgage portfolio market risks are then considered. Periodically, management performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, management may take actions to rebalance the mortgage portfolio’s estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new MBS purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank manages the estimated interest rate and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or as long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of March 31, 2007, and December 31, 2006.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2007	December 31, 2006
+200 basis-point change	–1.7%	–2.0%
+100 basis-point change	–0.7	–0.9
–100 basis-point change	+0.0	+0.4
–200 basis-point change	-0.6	+0.0

(1)	Instantaneous change from actual rates at dates indicated.

The Bank’s estimates of the contribution of the mortgage-related business to the sensitivity of the market value of equity to changes in interest rates show slightly less adverse sensitivity to rate increases and slightly more adverse sensitivity to rate decreases as of March 31, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of March 31, 2007, were 11 basis points lower for terms of 1 year, 11 basis points lower for terms of 5 years, and 1 basis point lower for terms of 10 years. The issuance of $1.8 billion of long-term callable debt as part of the rebalancing of the mortgage portfolio accounts for the change in sensitivity.

Interest Rate Exchange Agreements. A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap, floor, corridor and collar agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2006 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of March 31, 2007, and December 31, 2006.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2007	December 31, 2006
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$29,583	$24,334
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	1,250	1,249
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	3,238	2,125
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	7,090	9,090
Subtotal Fair Value Hedges			41,161	36,798
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,489	2,552
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	75	75
Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	100	—
Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	2,019	773
Subtotal Economic Hedges(1)			4,683	3,400
Total			45,844	40,198
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	115,384	118,131
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	2,963	1,800

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2007	December 31, 2006
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	6,167	6,377
Basis swap	Three-month LIBOR or other short-term floating rate non-callable bond converted to a one-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	48,716	48,566
Swaption	An option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	3,340	3,575
Subtotal Economic Hedges(1)			61,186	60,318
Total			176,570	178,449
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	41,285	39,638
Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	3,467	3,389
Total			44,752	43,027
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,252	2,253
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	9,684	11,067
Total			11,936	13,320
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	30	39
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with counterparties	Economic Hedge(1)	1,260	1,260
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with counterparties	Economic Hedge(1)	70	70
Total			1,330	1,330
Total Notional			$280,462	$276,363

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

At March 31, 2007, the total notional amount of interest rate exchange agreements outstanding was $280.5 billion, compared with $276.4 billion at December 31, 2006. The $4.1 billion increase in the notional amount of derivatives during the first quarter of 2007 was primarily due to a $5.6 billion increase in interest rate swaps used to hedge the market risk of new fixed rate advances, partially offset by a $1.5 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of March 31, 2007, and December 31, 2006.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

March 31, 2007
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$41,161	$85	$(80)	$5
Non-callable bonds	115,384	(305)	267	(38)
Callable bonds	41,285	(231)	219	(12)

Subtotal	197,830	(451)	406	(45)

Not qualifying for hedge accounting (economic hedges):
Advances	4,683	(1)	—	(1)
Non-callable bonds	57,236	1	—	1
Non-callable bonds with embedded derivatives	3,950	(10)	—	(10)
Callable bonds	3,442	(20)	—	(20)
Callable bonds with embedded derivatives	25	(1)	—	(1)
Discount notes	11,936	32	—	32
MBS – trading	30	—	—	—
Intermediated	1,330	—	—	—

Subtotal	82,632	1	—	1

Total	$280,462	$(450)	$406	$(44)

December 31, 2006
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$36,798	$182	$(176)	$6
Non-callable bonds	118,131	(606)	565	(41)
Callable bonds	39,638	(353)	335	(18)

Subtotal	194,567	(777)	724	(53)

Not qualifying for hedge accounting (economic hedges):
Advances	3,400	—	—	—
Non-callable bonds	55,238	(6)	—	(6)
Non-callable bonds with embedded derivatives	5,080	(15)	—	(15)
Callable bonds	3,364	(28)	—	(28)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	13,320	41	—	41
MBS – trading	39	—	—	—
Intermediated	1,330	1	—	1

Subtotal	81,796	(7)	—	(7)

Total	$276,363	$(784)	$724	$(60)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	March 31, 2007	December 31, 2006
Host contract:
Non-callable bonds	$10	$15
Callable bonds	1	—

Total	$11	$15

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

The Bank has identified five accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; estimating the fair value of the collateral pledged to the Bank; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in Note 1 to the Financial Statements.

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

At March 31, 2007, the Bank had $177.5 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $285.4 billion. At December 31, 2006, the Bank had $183.7 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $288.4 billion.

The Bank has never experienced a credit loss on an advance. Based on management’s credit analyses, the collateral held as security for advances, and prior repayment history, the Bank has not provided an allowance for losses on advances as of March 31, 2007, and December 31, 2006

Significant changes to any of the factors described above could materially affect the Bank’s allowance for losses on advances. For example, the Bank’s current assumptions about the financial strength of any member may change due to various circumstances, such as new information becoming available regarding the member’s financial strength or changes in the national or regional economy. New information may require the Bank to place a member on credit watch and require collateral to be delivered, adjust the borrowing capacity of the member’s collateral, or provide for losses on advances.

Mortgage Loans Acquired Under the MPF Program. In determining the allowance for credit losses on mortgage loans, management evaluates the Bank’s exposure to credit loss taking into consideration the following: (i) management’s judgment on the eligibility of members to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by members, and (iv) valuation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•	Monitoring the credit quality of members that sold mortgage loans to the Bank.

•	Valuation of required credit enhancements to be provided by members calculated using a rating agency model.

•	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.

The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels that management believes to be adequate to absorb estimated losses inherent in the total mortgage loan portfolio. Setting the level of reserves requires significant judgment and regular evaluation by management. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, are important in estimating mortgage loan losses, taking into account the credit enhancement. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.

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

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for the Original MPF loan portfolio totaling $0.7 million as of March 31, 2007, and $0.7 million as of December 31, 2006.

The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans. As of March 31, 2007, and December 31, 2006, the Bank determined that an allowance for credit losses was not required for MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of March 31, 2007, and December 31, 2006, the Bank determined that an allowance for credit losses was not required for these loans.

At March 31, 2007, the Bank had 35 loans totaling $4 million classified as nonaccrual or impaired. Twenty-one of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Balance, beginning of the period	$0.6	$0.7
Chargeoffs	—	—
Recoveries	—	—
Provision for/(reduction of) credit losses	0.1	(0.1)

Balance, end of the period	$0.7	$0.6

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

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its derivatives agreements. The Bank’s net unsecured credit exposure to derivatives counterparties was $4 million at March 31, 2007, and $1 million at December 31, 2006. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Fair Values

Certain assets and liabilities, including investments classified as trading securities and all derivatives and associated hedged items accounted for in accordance with SFAS 133, are presented in the Statements of Condition at fair value. In accordance with accounting principles generally accepted in the United States of America (GAAP), the fair value of an asset or liability is the amount at which the asset could be bought or sold or the amount at which the liability could be incurred or settled in a current transaction between willing parties, other than in a forced liquidation. Fair values play an important role in the valuation of certain of the Bank’s assets, liabilities, and derivatives transactions. In addition, the Bank estimates the fair value of pledged collateral to confirm that the Bank has sufficient collateral to meet regulatory requirements and to protect itself from loss.

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

The Bank’s estimated fair value of total assets was $246.7 billion and of total liabilities was $235.6 billion at March 31, 2007. The Bank used valuation techniques to estimate the fair value of $209.3 billion of assets and $232.5 billion of liabilities at March 31, 2007. The Bank’s estimated fair value of total assets was $244.7 billion and of total liabilities was $233.8 billion at December 31, 2006. The Bank used valuation techniques to estimate the fair value of $216.0 billion of assets and $230.1 billion of liabilities at December 31, 2006.

Amortization of Premiums and Accretion of Discounts on MBS and Purchased Mortgage Loans

When the Bank purchases MBS and mortgage loans, it may not pay the seller the par value of the MBS or the exact amount of the unpaid principal balance of the mortgage loans. If the Bank pays more than the par value or the unpaid principal balance, purchasing the asset at a premium, the premium reduces the yield the Bank recognizes on the asset below the coupon amount. Conversely, if the Bank pays less than the par value or the unpaid principal balance, purchasing the asset at a discount, the discount increases the yield above the coupon amount.

The Bank amortizes premiums and accretes discounts in accordance with the requirements of SFAS 91. Where appropriate and allowed under SFAS 91, the Bank uses estimates of prepayments and applies a level-yield calculation on a retrospective basis. The Bank applies the retrospective method on MBS and purchased mortgage loans for which prepayments reasonably can be expected and estimated. Use of the retrospective method may increase volatility of reported earnings during periods of changing interest rates, and the use of different estimates or assumptions as well as changes in external factors could produce significantly different results.

Recent Developments

Publication of FHLBanks’ 2005 and 2006 Combined Financial Reports by Office of Finance and Finance Board Waiver of Certain Requirements Dealing with Prior Combined Financial Reports. On November 8, 2006, the Office of Finance published the FHLBanks’ 2005 Combined Financial Report, including audited combined financial statements of the 12 FHLBanks. The Office of Finance also announced that the combined financial statements of the FHLBanks had been restated as of and for the years ended December 31, 2003, 2002, and 2001, as a result of restatements at 7 of the 12 FHLBanks, and that the effects of these restatements were reflected in the 2005 Combined Financial Report for the appropriate periods. On March 30, 2007, the Office of Finance published the FHLBanks’ 2006 Combined Financial Report. On April 11, 2007, the Finance Board passed a resolution waiving certain requirements dealing with the Combined Financial Reports for prior periods and requiring the Office of Finance to post on its website restated core financial statements for 2001, 2002, and 2003 and core financial statements for 2004 with an abbreviated financial discussion and analysis. The Finance Board stated that three of the principal effects of the resolution are that the Office of Finance will not be required to issue an audited 2004 Combined Financial Report, to re-issue quarterly Combined Financial Reports for periods up through the second quarter of 2004, or to issue quarterly Combined Financial Reports for periods up through the third quarter of 2006.

Proposed Changes to Regulation of GSEs. Congress is considering proposed legislation to establish a new regulator for the housing GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and to address other GSE reform issues. The House Financial Services Committee approved a GSE bill (H.R. 1427) which would, among other things, establish a new regulator for the housing GSEs. It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing GSEs, or their regulators.

Implementation of Amendment to the Bank’s Retained Earnings and Dividend Policy. On December 1, 2006, the Board of Directors voted to implement amendments to the Bank’s Retained Earnings and Dividend Policy that increased the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and changed the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target is reached. This buildup of retained earnings is intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. This buildup of retained earnings is in addition to any amounts retained as cumulative net unrealized gains in net income resulting from the application of SFAS 133. The amended policy became effective as of January 1, 2007, for dividend periods beginning on and after that date. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target in the second quarter of 2010.

Appointment of Directors by Finance Board. On April 19, 2007, the Finance Board appointed Melinda Guzman and Robert F. Nielsen to the Bank’s Board of Directors, each to fill the remainder of a three-year term that began on January 1, 2006, and John F. Luikart and John T. Wasley to the Bank’s Board of Directors, each to fill the remainder of a three-year term that began on January 1, 2007. Ms. Guzman has been designated as a community interest director. She is a partner with the law firm of Goldsberry, Freeman & Guzman, LLP. Mr. Nielsen is President of Shelter Properties, Inc., a real estate and management company. Mr. Luikart is President of Bethany Advisors LLC, a consulting firm. Mr. Wasley is a managing partner with Heidrick & Struggles, an executive search firm.

Appointive Directors Final Rule. On April 2, 2007, the Finance Board issued a final rule that requires each FHLBank to submit on or before October 1st of each year a list of candidates qualified to fill vacant appointive director seats on its board. The final rule provides that FHLBanks are responsible for identifying potential candidates and conducting a preliminary assessment of the candidates’ eligibility and qualifications.

Annual Designation of Elected Director Positions. On May 9, 2007, the Finance Board redesignated one of the Bank’s eight elected director positions from California to Nevada, effective January 1, 2008, which will result in three elected director positions for California, four for Nevada, and one for Arizona for 2008. The director position redesignated from California to Nevada has a term ending December 31, 2008, and is currently filled by James F. Burr, an officer of World Savings Bank, FSB, a California member. Mr. Burr’s position with World Savings Bank, FSB, will no longer qualify him for the director position once it is redesignated from California to Nevada. The position will become vacant and the vacancy will be filled by the Bank’s Board of Directors. Each elected director selected by the Board to fill a vacancy must be an officer or director of a member of the Bank located in the relevant state.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951.5 billion at March 31, 2007, and $952.0 billion at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $232.9 billion at March 31, 2007, and $230.6 billion at December 31, 2006. The Bank had committed to the issuance of consolidated obligations totaling $420 million at March 31, 2007, and $186 million at December 31, 2006. For additional information on the Bank’s joint and several liability contingent obligation, see Note 10 and Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2007, the Bank had $1.0 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. At December 31, 2006, the Bank had $3.3 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. The estimated fair values of these commitments and standby letters of credit were immaterial to the balance sheet at March 31, 2007, and December 31, 2006.

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

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 54 of this Form 10-Q.

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

Internal Control Over Financial Reporting

For the first quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance, or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Bank’s joint and several liability is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2006 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2007, incorporated by reference to Exhibit 10.1 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.2	Board Resolution for Directors’ 2007 Compensation and Expense Reimbursement Policy, incorporated by reference to Exhibit 10.4 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.3	2007 Executive Incentive Plan, incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.4	2007 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.5	2007 President’s Incentive Plan, incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.6	Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.7	Corporate Officer Severance Policy, incorporated by reference to Exhibit 10.17 to the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2007.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum Senior Vice President and Controller (Chief Accounting Officer)