Form 10-Q
period 2007-06-30
Federal Home Loan Bank of San Francisco
filed 2007-08-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2007
Class B Stock, par value $100	95,846,685

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$5	$7
Interest-bearing deposits in banks	8,306	9,323
Deposits for mortgage loan program with other Federal Home Loan Bank	—	1
Securities purchased under agreements to resell	500	200
Federal funds sold	19,062	15,443
Trading securities ($7 and $28, respectively, were pledged as collateral)	63	77
Held-to-maturity securities ($825 and $659, respectively, were pledged as collateral) (a)	30,154	30,348
Advances	171,019	183,669
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.8 and $0.7, respectively	4,363	4,630
Accrued interest receivable	996	1,078
Premises and equipment, net	13	12
Derivative assets	27	20
Other assets	107	107

Total Assets	$234,615	$244,915

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$533	$587
Term	14	5
Other	15	2
Non-interest-bearing – Other	3	4

Total deposits	565	598

Consolidated obligations, net:
Bonds	194,305	199,300
Discount notes	25,361	30,128

Total consolidated obligations	219,666	229,428

Mandatorily redeemable capital stock	96	106
Accrued interest payable	2,325	2,280
Affordable Housing Program	159	147
Payable to REFCORP	36	39
Derivative liabilities	1,048	995
Other liabilities	766	568

Total Liabilities	224,661	234,161

Commitments and Contingencies: Note 11
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
98 shares and 106 shares, respectively	9,782	10,616
Restricted retained earnings	177	143
Accumulated other comprehensive loss	(5)	(5)

Total Capital	9,954	10,754

Total Liabilities and Capital	$234,615	$244,915

(a)	Fair values of held-to-maturity securities were $29,900 and $30,100, at June 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2007	2006	2007	2006
Interest Income:
Advances	$2,371	$2,080	$4,796	$3,968
Prepayment fees on advances, net	—	—	—	1
Interest-bearing deposits in banks	102	134	221	217
Securities purchased under agreements to resell	8	3	12	27
Federal funds sold	167	142	347	314
Trading securities	1	1	2	3
Held-to-maturity securities	369	361	736	714
Mortgage loans held for portfolio	54	62	111	125

Total Interest Income	3,072	2,783	6,225	5,369

Interest Expense:
Consolidated obligations:
Bonds	2,579	2,320	5,190	4,502
Discount notes	271	256	601	462
Deposits	9	5	15	9
Mandatorily redeemable capital stock	1	1	2	2

Total Interest Expense	2,860	2,582	5,808	4,975

Net Interest Income	212	201	417	394

Other Income/(Loss):
Net loss on trading securities	—	(1)	—	(1)
Net gain/(loss) on derivatives and hedging activities	7	(6)	18	(17)
Other	—	1	1	2

Total Other Income/(Loss)	7	(6)	19	(16)

Other Expense:
Compensation and benefits	12	11	25	22
Other operating expense	8	7	15	14
Federal Housing Finance Board	2	2	4	4
Office of Finance	1	1	3	2

Total Other Expense	23	21	47	42

Income Before Assessments	196	174	389	336

REFCORP	36	32	71	62
Affordable Housing Program	16	14	32	27

Total Assessments	52	46	103	89

Net Income	$144	$128	$286	$247

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	15	1,511					1,511
Repurchase/redemption of capital stock	(11)	(1,118)					(1,118)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(108)					(108)
Comprehensive income:
Net income				247	247		247
Other comprehensive income:
Reclassification adjustment for losses included in net income relating to hedging activities						1	1

Total comprehensive income							248

Transfers to restricted retained earnings			3	(3)	—		—
Dividends on capital stock (5.13%)
Stock issued	2	244		(244)	(244)		—

Balance, June 30, 2006	100	$10,049	$134	$—	$134	$(2)	$10,181

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	14	1,396					1,396
Repurchase/redemption of capital stock	(25)	(2,474)					(2,474)
Capital stock reclassified to mandatorily redeemable capital stock	—	(8)					(8)
Comprehensive income:
Net income				286	286		286

Total comprehensive income							286

Transfers to restricted retained earnings			34	(34)	—		—
Dividends on capital stock (5.01%)
Stock issued	3	252	—	(252)	(252)		—

Balance, June 30, 2007	98	$9,782	$177	$—	$177	$(5)	$9,954

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$286	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(19)	39
Non-cash interest on mandatorily redeemable capital stock	2	2
Change in net fair value adjustment on derivative and hedging activities	(231)	125
Gain on extinguishment of debt	—	(2)
Net change in:
Trading securities	14	21
Accrued interest receivable	82	31
Other assets	(1)	3
Accrued interest payable	45	364
Affordable Housing Program liability and discount on Affordable Housing Program advances	12	9
Payable to REFCORP	(3)	5
Other liabilities	(1)	—

Total adjustments	(100)	597

Net cash provided by operating activities	186	844

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	1,017	(8,720)
Securities purchased under agreements to resell	(300)	50
Federal funds sold	(3,619)	5,191
Deposits for mortgage loan program with other FHLBank	1	—
Premises and equipment	2	(3)
Held-to-maturity securities:
Net increase in short-term	(161)	(891)
Proceeds from maturities of long-term	3,145	3,351
Purchases of long-term	(2,558)	(3,216)
Advances:
Principal collected	1,076,884	818,255
Made to members	(1,064,323)	(822,930)
Mortgage loans held for portfolio:
Principal collected	267	299
Purchases	—	(12)

Net cash provided by/(used in) investing activities	10,355	(8,626)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended June 30,
(In millions)	2007	2006
Cash Flows from Financing Activities:
Net change in:
Deposits	(33)	(32)
Net proceeds from consolidated obligations:
Bonds issued	39,320	37,951
Discount notes issued	100,139	110,536
Bonds transferred from other FHLBanks	60	584
Payments for consolidated obligations:
Bonds matured or retired	(44,063)	(32,726)
Discount notes matured or retired	(104,868)	(108,850)
Proceeds from issuance of capital stock	1,396	1,511
Payments for repurchase/redemption of mandatorily redeemable capital stock	(20)	(81)
Payments for repurchase/redemption of capital stock	(2,474)	(1,118)

Net cash (used in)/provided by financing activities	(10,543)	7,775

Net decrease in cash and cash equivalents	(2)	(7)
Cash and cash equivalents at beginning of year	7	12

Cash and cash equivalents at end of period	$5	$5

Supplemental Disclosures:
Interest paid during the period	$5,848	$3,979
Affordable Housing Program payments during the period	20	18
REFCORP payments during the period	74	57

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2006 Form 10-K. There have been no significant changes to these policies as of June 30, 2007.

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

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which had been amended previously by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (as amended, SFAS 133) to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank adopted SFAS 155 as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

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

FSP FIN 39-1. On April 30, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 amends paragraph 3 of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS 133. It also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Bank will adopt FSP FIN 39-1 on January 1, 2008. The Bank does not expect FSP FIN 39-1 to have a material impact on its results of operations or financial condition at the time of adoption.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,746	$—	$—	$2,746
Housing finance agency bonds	917	2	—	919

Subtotal	3,663	2	—	3,665

MBS:
GNMA	25	—	—	25
FHLMC	178	1	(2)	177
FNMA	685	1	(13)	673
Non-agency	25,603	24	(267)	25,360

Total MBS	26,491	26	(282)	26,235

Total	$30,154	$28	$(282)	$29,900

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,235	$—	$—	$2,235
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
FHLMC	150	—	—	150
FNMA	149	—	—	149

Subtotal	3,534	2	—	3,536

MBS:
GNMA	28	—	—	28
FHLMC	150	1	(1)	150
FNMA	417	1	(11)	407
Non-agency	26,219	37	(277)	25,979

Total MBS	26,814	39	(289)	26,564

Total	$30,348	$41	$(289)	$30,100

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and mortgage-backed securities (MBS) as of June 30, 2007, and December 31, 2006, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

June 30, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,746	$2,746	5.26%
After 5 years through 10 years	57	57	5.49
After 10 years	860	862	5.57

Subtotal	3,663	3,665	5.34

MBS:
GNMA	25	25	5.78
FHLMC	178	177	6.34
FNMA	685	673	5.33
Non-agency	25,603	25,360	5.29

Total MBS	26,491	26,235	5.30

Total	$30,154	$29,900	5.30%

December 31, 2006
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,534	$2,534	5.24%
After 5 years through 10 years	28	28	5.52
After 10 years	972	974	5.59

Subtotal	3,534	3,536	5.35

MBS:
GNMA	28	28	5.68
FHLMC	150	150	6.37
FNMA	417	407	4.80
Non-agency	26,219	25,979	5.16

Total MBS	26,814	26,564	5.16

Total	$30,348	$30,100	5.18%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $11 at June 30, 2007, and net premiums of $33 at December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2007, and December 31, 2006, are detailed in the following table:

	June 30, 2007	December 31, 2006
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,746	$2,534
Adjustable rate	917	1,000

Subtotal	3,663	3,534

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	713	395
Adjustable rate	108	122
Collateralized mortgage obligations:
Fixed rate	20,360	21,140
Adjustable rate	5,310	5,157

Subtotal	26,491	26,814

Total	$30,154	$30,348

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 2.36% to 8.57% at June 30, 2007, and 1.97% to 8.57% at December 31, 2006, as summarized below.

	June 30, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$70,092	5.16%	$73,140	5.14%
After 1 year through 2 years	37,854	5.15	40,762	5.14
After 2 years through 3 years	29,465	5.19	34,444	5.24
After 3 years through 4 years	11,465	5.23	9,468	5.13
After 4 years through 5 years	13,422	5.23	17,249	5.31
After 5 years	8,990	5.20	8,785	5.18

Subtotal	171,288	5.17%	183,848	5.17%

SFAS 133 valuation adjustments	(267)		(176)
Net unamortized discounts	(2)		(3)

Total	$171,019		$183,669

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at June 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	June 30, 2007	December 31, 2006
Within 1 year	$71,155	$74,031
After 1 year through 2 years	37,832	40,850
After 2 years through 3 years	28,911	33,872
After 3 years through 4 years	11,284	9,429
After 4 years through 5 years	13,203	16,968
After 5 years	8,903	8,698

Total par amount	$171,288	$183,848

The following table summarizes advances to members at June 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	June 30, 2007	December 31, 2006
Within 1 year	$72,271	$74,880
After 1 year through 2 years	38,030	40,174
After 2 years through 3 years	29.172	34,602
After 3 years through 4 years	11,400	9,493
After 4 years through 5 years	12,571	16,929
After 5 years	7,844	7,770

Total par amount	$171,288	$183,848

Security Terms. The Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2007 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $599 or less. For additional information on security terms, see Note 7 to the Financial Statements in the Bank’s 2006 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following tables present the concentration in advances to these three members as of June 30, 2007, and December 31, 2006. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the second quarter of 2007 and 2006 and for the first six months of 2007 and 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

(Dollars in millions)	June 30, 2007		December 31, 2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$84,881	50%	$72,323	39%
World Savings Bank, FSB	15,269	9	22,846	13
Washington Mutual Bank	14,643	9	34,864	19

Subtotal	114,793	68	130,033	71
Others	56,495	32	53,815	29

Total par	$171,288	100%	$183,848	100%

Concentration of Interest Income from Advances

(Dollars in millions)	Three Months Ended June 30,
	2007		2006
Name of Borrower	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A. (3)	$1,122	49%	$—	—%
Citibank (West), FSB (3)	—	—	438	22
World Savings Bank, FSB	229	10	315	16
Washington Mutual Bank	214	9	628	31

Subtotal	1,565	68	1,381	69
Others	748	32	609	31

Total	$2,313	100%	$1,990	100%

	Six Months Ended June 30,
	2007		2006
Name of Borrower	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A. (3)	$2,121	45%	$—	—%
Citibank (West), FSB (3)	—	—	784	21
World Savings Bank, FSB	509	11	618	16
Washington Mutual Bank	580	12	1,261	33

Subtotal	3,210	68	2,663	70
Others	1,468	32	1,148	30

Total	$4,678	100%	$3,811	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.
(3)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.

The Bank held a security interest in collateral from each of these institutions with an estimated value in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Of these three members, only Citibank, N.A., owned more than 10% of the Bank’s capital stock outstanding as of June 30, 2007. Each of these three members owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2006.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2007, and December 31, 2006, are detailed below:

	June 30, 2007	December 31, 2006
Par amount of advances:
Fixed rate	$54,705	$53,120
Adjustable rate	116,583	130,728

Total par amount	$171,288	$183,848

Note 5 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased qualifying mortgage loans directly from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans are held-for-portfolio loans. Under the MPF Program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. (For more information, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.) The Bank’s last purchase commitment expired on February 15, 2007.

The following table presents information as of June 30, 2007, and December 31, 2006, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	June 30, 2007	December 31, 2006
Fixed rate medium-term mortgage loans	$1,491	$1,613
Fixed rate long-term mortgage loans	2,889	3,035

Subtotal	4,380	4,648
Unamortized premiums	—	6
Unamortized discounts	(16)	(23)

Mortgage loans held for portfolio	4,364	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,363	$4,630

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the second quarter of 2007 and 2006, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first six months of 2007 and 2006, the Bank reduced net interest income for credit enhancement fees totaling $2 and $2, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

(Dollars in millions)

June 30, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,328	76%	23,545	72%
IndyMac Bank, F.S.B.	647	15	6,310	19

Subtotal	3,975	91	29,855	91
Others	405	9	2,911	9

Total	$4,380	100%	32,766	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2007, the Bank had 38 loans totaling $4 classified as nonaccrual or impaired. Twenty of these loans totaling $2 were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance, beginning of the period	$0.7	$0.6	$0.7	$0.7
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	0.1	—	0.1	(0.1)

Balance, end of the period	$0.8	$0.6	$0.8	$0.6

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $4 and $4 for the second quarter of 2007 and the second quarter of 2006, respectively. The Bank’s average recorded investment in impaired loans totaled $4 and $4 for the six months ended June 30, 2007 and 2006, respectively. The Bank did not recognize any interest income for impaired loans in the second quarter of 2007 and 2006 and in the first six months of 2007 and 2006.

At both June 30, 2007, and December 31, 2006, the Bank’s other assets included an immaterial amount of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2007, and December 31, 2006.

	June 30, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$64,642	4.36%	$64,617	4.19%
After 1 year through 2 years	52,393	4.70	57,351	4.41
After 2 years through 3 years	29,486	4.83	28,036	4.72
After 3 years through 4 years	11,773	4.86	13,774	4.68
After 4 years through 5 years	17,078	5.18	18,653	5.08
After 5 years	20,358	5.20	17,956	5.04
Index amortizing notes	9	4.61	9	4.61

Subtotal	195,739	4.71%	200,396	4.52%

Unamortized premiums	27		38
Unamortized discounts	(178)		(218)
SFAS 133 valuation adjustments	(1,283)		(916)

Total	$194,305		$199,300

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $61,394 at June 30, 2007, and $58,528 at December 31, 2006. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $44,597 at June 30, 2007, and $43,027 at December 31, 2006. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2007	December 31, 2006
Par amount of consolidated obligation bonds:
Non-callable	$134,345	$141,868
Callable	61,394	58,528

Total par amount	$195,739	$200,396

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2007	December 31, 2006
Within 1 year	$105,196	$103,397
After 1 year through 2 years	49,284	55,118
After 2 years through 3 years	17,675	15,454
After 3 years through 4 years	6,971	7,419
After 4 years through 5 years	8,889	11,461
After 5 years	7,715	7,538
Index amortizing notes	9	9

Total par amount	$195,739	$200,396

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2007		December 31, 2006
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$25,466	5.14%	$30,226	5.15%
Unamortized discounts	(105)		(98)

Total	$25,361		$30,128

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2007, and December 31, 2006, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2006 Form 10-K.

	June 30, 2007	December 31, 2006
Par amount of consolidated obligations:
Bonds:
Fixed rate	$173,531	$177,924
Adjustable rate	15,954	14,265
Step-up	4,500	5,840
Range bonds	1,258	1,236
Fixed rate that converts to adjustable rate	217	827
Adjustable rate that converts to fixed rate	135	160
Zero-coupon	110	110
Inverse floating	25	25
Index amortizing notes	9	9

Total bonds, par	195,739	200,396
Discount notes, par	25,466	30,226

Total consolidated obligations, par	$221,205	$230,622

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5.0%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4.0% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of June 30, 2007, and December 31, 2006, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with its capital requirements at June 30, 2007, and December 31, 2006.

Regulatory Capital Requirements

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$1,169	$10,055	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.44%
Total regulatory capital	$9,385	$10,055	$9,797	$10,865
Leverage ratio	5.00%	6.43%	5.00%	6.65%
Leverage capital	$11,731	$15,083	$12,246	$16,298

The Bank’s capital requirements are discussed more fully in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $96 at June 30, 2007, and $106 at December 31, 2006. These amounts included accrued interest expense (accrued stock dividends) of $1 at June 30, 2007, and $2 at December 31, 2006, and have been classified as a liability in the Statements of Condition.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2007, and December 31, 2006.

Contractual Redemption Period	June 30, 2007	December 31, 2006
After 2 years through 3 years	$20	$30
After 3 years through 4 years	31	4
After 4 years through 5 years	45	72

Total	$96	$106

The Bank’s activity for mandatorily redeemable capital stock for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three months ended
	June 30, 2007		June 30, 2006
	Number of members	Amount	Number of members	Amount
Balance at the beginning of the period	12	$103	7	$46
Reclassified from capital during the period:
Withdrawal from membership	1	7	2	108
Repurchase of mandatorily redeemable capital stock	—	(15)	—	(79)
Dividends accrued on mandatorily redeemable capital stock	—	1	—	—

Balance at the end of the period	13	$96	9	$75

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Six months ended
	June 30, 2007		June 30, 2006
	Number of members	Amount	Number of members	Amount
Balance at the beginning of the period	12	$106	8	$47
Reclassified from/(to) capital during the period:
Withdrawal from membership	2	21	1	108
Conversion of nonmember institution to member institution	(1)	(13)	—	—
Repurchase of mandatorily redeemable capital stock	—	(20)	—	(81)
Dividends accrued on mandatorily redeemable capital stock	—	2	—	1

Balance at the end of the period	13	$96	9	$75

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $32 at June 30, 2007, and $26 at December 31, 2006.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. In 2006, the Bank’s Retained Earnings and Dividend Policy was amended, effective January 1, 2007, to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $145 at June 30, 2007, and $117 at December 31, 2006.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank repurchased surplus capital stock totaling $1,100 in the second quarter of 2007 and $501 in the second quarter of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $591 in the second quarter of 2007 and $584 in the second quarter of 2006.

The Bank repurchased surplus capital stock totaling $1,429 in the first six months of 2007 and $613 in the first six months of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,065 in the first six months of 2007 and $586 in the first six months of 2006.

Excess capital stock totaled $836 as of June 30, 2007, which included surplus capital stock of $286. On July 31, 2007, the Bank repurchased $256 of surplus capital stock. The Bank also repurchased $11 of excess capital stock that was not surplus capital stock, including $8 in excess capital stock that was the subject of repurchase requests submitted during the second quarter of 2007 by 4 members, and $3 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $372 after the July 31, 2007, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Limitation on Issuance of Excess Stock. On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At June 30, 2007, the Bank’s excess capital stock totaled $836, or 0.4% of total assets.

In addition, the Finance Board’s final rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Concentration. The following table represents the concentration in capital stock held by members whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2007, or December 31, 2006.

Concentration of Capital Stock

(Dollars in millions)	June 30, 2007		December 31, 2006
Name of Member	Capital Stock	Percentage of Total Capital Stock Outstanding	Capital Stock	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,036	41%	$3,399	32%
Washington Mutual Bank	944	10	1,964	18
World Savings Bank, FSB	819	8	1,343	13

Total	$5,799	59%	$6,706	63%

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2007 and 2006.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
Three months ended:
June 30, 2007	$179	$31	$210	$2	$212	$7	$23	$196
June 30, 2006	155	35	190	11	201	(6)	21	174
Six months ended:
June 30, 2007	359	54	413	4	417	19	47	389
June 30, 2006	300	77	377	17	394	(16)	42	336

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

The following table presents total assets by operating segment at June 30, 2007, and December 31, 2006.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2007	$203,567	$31,048	$234,615
December 31, 2006	213,258	31,657	244,915

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Net gains/(losses) on derivatives and hedging activities for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net gain/(loss) related to fair value hedge ineffectiveness	$4	$(1)	$12	$(5)
Net loss related to cash flow ineffectiveness	—	—	—	(1)
Net gain on economic hedges	5	6	10	6
Net interest expense on derivative instruments used in economic hedges	(2)	(11)	(4)	(17)

Net gain/(loss) on derivatives and hedging activities	$7	$(6)	$18	$(17)

For the three and six months ended June 30, 2007 and 2006, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2007, and December 31, 2006.

	June 30, 2007		December 31, 2006
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$186,839	$(1,094)	$185,477	$(839)
Economic	76,708	11	78,151	(13)
Interest rate swaptions: Economic	3,080	1	3,575	6
Interest rate caps, floors, corridors, and/or collars:
Fair value	6,595	41	9,090	62
Economic	570	—	70	—

Total	$273,792	$(1,041)	$276,363	$(784)

Total derivatives excluding accrued interest		$(1,041)		$(784)
Accrued interest, net		20		(191)

Net derivative balances		$(1,021)		$(975)

Derivative assets		$27		$20
Derivative liabilities		(1,048)		(995)

Net derivative balances		$(1,021)		$(975)

The estimated fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

	June 30, 2007	December 31, 2006
Host contract:
Non-callable bonds	$4	$15

Total	$4	$15

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements, and no allowance for losses is deemed necessary by management.

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements that the Bank has transacted with counterparties for which the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At June 30, 2007, the Bank’s maximum credit risk, as defined above, was estimated at $27, including $24 of net accrued interest and fees receivable. At December 31, 2006, the Bank’s maximum credit risk was estimated at $20, including $1 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $23 and $19 as collateral from counterparties as of June 30, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Note 10 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2007, and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The assumptions used in estimating the fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2006 Form 10-K.

The following tables show the estimated fair values of the Bank’s financial instruments at June 30, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – June 30, 2007

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Interest-bearing deposits in banks	8,306	—	8,306
Securities purchased under agreements to resell	500	—	500
Federal funds sold	19,062	—	19,062
Trading securities	63	—	63
Held-to-maturity securities	30,154	(254)	29,900
Advances	171,019	90	171,109
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,363	(185)	4,178
Accrued interest receivable	996	—	996
Derivative assets	27	—	27
Other assets	120	(65)	55

Total	$234,615	$(414)	$234,201

Liabilities
Deposits	$565	$—	$565
Consolidated obligations:
Bonds	194,305	418	193,887
Discount notes	25,361	3	25,358
Mandatorily redeemable capital stock	96	—	96
Accrued interest payable	2,325	—	2,325
Derivative liabilities	1,048	—	1,048
Other liabilities	961	—	961

Total	$224,661	$421	$224,240

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,323	—	9,323
Securities purchased under agreements to resell	200	—	200
Federal funds sold	15,443	—	15,443
Trading securities	77	—	77
Held-to-maturity securities	30,348	(248)	30,100
Advances	183,669	184	183,853
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,630	(112)	4,518
Accrued interest receivable	1,078	—	1,078
Derivative assets	20	—	20
Other assets	119	(66)	53

Total	$244,915	$(242)	$244,673

Liabilities
Deposits	$598	$—	$598
Consolidated obligations:
Bonds	199,300	323	198,977
Discount notes	30,128	3	30,125
Mandatorily redeemable capital stock	106	—	106
Accrued interest payable	2,280	—	2,280
Derivative liabilities	995	—	995
Other liabilities	754	—	754

Total	$234,161	$326	$233,835

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $970,857 at June 30, 2007, and $951,990 at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $221,205 at June 30, 2007, and $230,622 at December 31, 2006. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $3,540 at June 30, 2007, and $3,289 at December 31, 2006. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were $1,136 at June 30, 2007, and $1,124 at December 31, 2006, and had original terms of 30 days to 10 years with the latest final expiration in 2017. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at June 30, 2007, and $2 at December 31, 2006. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding (see Note 4). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of June 30, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of June 30, 2007, the Bank had pledged as collateral securities with a carrying value of $832, of which $80 cannot be sold or repledged and $752 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value of $687, of which $78 cannot be sold or repledged and $609 can be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

The Bank had committed to the issuance of consolidated obligations totaling $1,820 at June 30, 2007, and $186 at December 31, 2006.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,090 at June 30, 2007, and $1,062 at December 31, 2006.

Other commitments and contingencies are discussed in Notes 4, 5, 6, 7, and 9.

Note 12 – Transactions with Certain Members

Transactions with Certain Members. The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and former members holding more than 10% of the outstanding shares of the Bank’s capital stock at each respective period end, (ii) members or former members with a representative serving on the Bank’s Board of Directors at any time during the period ended on the respective dates or during the respective periods, and (iii) affiliates of the foregoing members or former members. All transactions with members and their affiliates are entered into in the normal course of business.

	June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$4	$7
Federal funds sold	—	700
Held-to-maturity securities(1)	3,086	3,101
Advances	116,207	132,912
Mortgage loans held for portfolio	3,328	3,691
Accrued interest receivable	503	662
Derivative assets	1	1

Total	$123,129	$141,074

Liabilities:
Deposits	$40	$48
Derivative liabilities	71	70

Total	$111	$118

Notional amount of derivatives	$7,780	$9,474
Letters of credit	168	172

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income:
Interest-bearing deposits in banks	$—	$3	$—	$8
Federal funds sold	9	7	22	9
Held-to-maturity securities	35	31	71	62
Advances[1]	1,589	1,435	3,265	2,772
Mortgage loans held for portfolio	41	51	84	101

Total	$1,674	$1,527	$3,442	$2,952

Interest Expense:
Consolidated obligations[1]	$15	$14	$32	$22
Other Income/(Loss):
Net loss on derivatives and hedging activities	$(20)	$(11)	$(4)	$(38)

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in the member base and in members’ credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. The Bank may repurchase excess capital stock from members as their advances or balances of mortgage loans previously sold to the Bank decline. As a result of its financial strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank strives to pay a market-rate return on members’ investment in the Bank’s capital stock. The Bank assesses the effectiveness of this policy by comparing the dividend rate on its capital stock to a benchmark calculated as the combined average for the dividend period of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized dividend rate for the second quarter of 2007 was 5.14%, compared to 5.22% for the second quarter of 2006. In the second quarter of 2007, the Bank retained $14 million, or 10% of its earnings excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”), to continue building retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the second quarter of 2006, the Bank retained $7 million for the buildup of retained earnings, which was equal to 5% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 95% of its earnings excluding the effects of SFAS 133.

The Bank’s annualized dividend rate for the first six months of 2007 was 5.01%, compared to 5.13% for the first six months of 2006. In the first six months of 2007, the Bank retained $28 million, or 10% of its earnings excluding the effects of SFAS 133, for the buildup of retained earnings to its target amount of $296 million and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the first six months of 2006, the Bank retained $15 million for the buildup of retained earnings, which was equal to 6% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 94% of its earnings excluding the effects of SFAS 133.

In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the differences between the dividend rates for the second quarter and first six months of 2007 compared to the same periods in 2006 reflect a lower net interest spread on the Bank’s combined mortgage loan and mortgage-backed securities (MBS) portfolio, partially offset by a higher yield on invested capital during the second quarter and first six months of 2007 compared to the same periods in 2006.

For the second quarter of 2007, net income rose $16 million, or 13%, to $144 million from $128 million in the second quarter of 2006. For the first six months of 2007, net income rose $39 million, or 16%, to $286 million from $247 million in the first six months of 2006. These increases primarily reflected growth in net interest income, as well as differences in fair value adjustments for the respective periods.

Net interest income for the second quarter of 2007 rose $11 million, or 5%, to $212 million from $201 million in the second quarter of 2006. The increase in net interest income was primarily driven by the effect of higher interest rates on higher average capital balances, partially offset by lower net interest income on the Bank’s mortgage portfolio (MBS and mortgage loans). The decrease in net interest income on the mortgage portfolio included the impact of slower estimated prepayment speeds on MBS with purchase discounts during the second quarter of 2007, which resulted in cumulative retrospective adjustments for the amortization of the purchase discounts from the acquisition dates of the MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). The cumulative retrospective adjustments made in accordance with SFAS 91 decreased net interest income by $1 million in the second quarter of 2007 and by $2 million in the second quarter of 2006.

Net interest income for the first six months of 2007 rose $23 million, or 6%, to $417 million from $394 million in the first six months of 2006. The increase in net interest income was primarily driven by the effect of higher interest rates on higher average capital balances, partially offset by lower net interest income on the Bank’s mortgage portfolio. The decrease in net interest income on the mortgage portfolio included the impact of higher estimated prepayment speeds on MBS with purchase premiums during the first quarter of 2007, which resulted in cumulative retrospective adjustments for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS 91. The cumulative retrospective adjustments made in accordance with SFAS 91 decreased net interest income by $15 million in the first six months of 2007 and by $2 million in the first six months of 2006.

Net income also reflected fair value adjustments on trading securities, derivatives, and hedged items, after assessments (excluding the impact from net interest expense on derivative instruments used in economic hedges), which resulted in net fair value gains of $6 million in the second quarter of 2007 compared to net fair value gains of $2 million in the second quarter of 2006. Most of these net fair value gains consisted of unrealized fair value adjustments.

Fair value adjustments on trading securities, derivatives, and hedged items, after assessments (excluding the impact from net interest expense on derivative instruments used in economic hedges) resulted in net fair value gains of $16 million in the first six months of 2007 compared to net fair value losses of $1 million in the first six months of 2006. Most of the $16 million net fair value gains consisted of unrealized fair value adjustments. The $1 million net fair value losses in the first six months of 2006 consisted of $2 million of net unrealized fair value losses, partially offset by $1 million of net fair value gains on the termination of hedges related to consolidated obligations.

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

During the first six months of 2007, total assets fell $10.3 billion, or 4%, to $234.6 billion from $244.9 billion at December 31, 2006, primarily because advances decreased by $12.7 billion, or 7%, to $171.0 billion from $183.7 billion. In addition to the decrease in advances, interest-bearing deposits in banks decreased by $1.0 billion, or 11%, to $8.3 billion from $9.3 billion. The decrease in advances and interest-bearing deposits was partially offset by an increase in Federal funds sold, which grew $3.7 billion, or 23%, to $19.1 billion from $15.4 billion.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Selected Balance Sheet Items at Quarter End
Total Assets	$234,615	$246,906	$244,915	$231,719	$233,750
Advances	171,019	177,455	183,669	174,538	167,356
Mortgage Loans	4,363	4,505	4,630	4,775	4,928
Held-to-Maturity Securities	30,154	30,120	30,348	29,824	30,825
Interest-Bearing Deposits in Banks	8,306	10,235	9,323	12,568	16,519
Securities Purchased Under Agreements to Resell	500	2,100	200	200	700
Federal Funds Sold	19,062	21,246	15,443	8,600	12,306
Consolidated Obligations:(1)
Bonds	194,305	202,437	199,300	197,711	187,769
Discount Notes	25,361	29,729	30,128	19,653	29,325
Capital Stock – Class B – Putable	9,782	10,898	10,616	10,301	10,049
Total Capital	9,954	11,053	10,754	10,437	10,181

Selected Operating Results for the Quarter
Net Interest Income	$212	$205	$228	$217	$201
Other Income/(Loss)	7	12	9	(3)	(6)
Other Expense	23	24	25	23	21
Assessments	52	51	57	51	46

Net Income	$144	$142	$155	$140	$128

Selected Other Data for the Quarter
Net Interest Margin	0.37%	0.35%	0.38%	0.38%	0.36%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.04	0.03	0.03
Return on Assets	0.25	0.24	0.26	0.24	0.23
Return on Equity	5.65	5.40	5.88	5.59	5.23
Annualized Dividend Rate	5.14	4.89	5.83	5.54	5.22
Spread of Dividend Rate to Dividend Benchmark(2)	0.61	0.42	1.44	1.21	1.12
Dividend Payout Ratio(3)	88.61	87.98	96.77	96.72	97.35

Selected Other Data at Quarter End
Capital to Assets Ratio(4)	4.29	4.52	4.44	4.55	4.39
Duration Gap (in months)	1	1	1	1	1

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Par amount
June 30, 2007	$970,857
March 31, 2007	951,470
December 31, 2006	951,990
September 30, 2006	958,023
June 30, 2006	958,570

(2)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(3)	This ratio is calculated as dividends declared per share divided by net income per share. This calculation has been modified for prior periods to exclude mandatorily redeemable capital stock (which is classified as a liability) and the dividends on that stock (which are classified as interest expense).
(4)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2007 and 2006, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the second quarter of 2007 compared to the second quarter of 2006 and for the first six months of 2007 compared to the first six months of 2006. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	June 30, 2007				June 30, 2006
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$7,648		$102	5.35%	$10,643		$134	5.05%
Securities purchased under agreements to resell	537		8	5.98	301		3	4.00
Federal funds sold	12,568		167	5.33	11,500		142	4.95
Trading securities:
MBS	63		1	6.37	114		1	3.52
Held-to-maturity securities:
MBS	25,633		334	5.23	26,325		323	4.92
Other investments	2,584		35	5.43	2,966		38	5.14
Mortgage loans	4,439		54	4.88	5,009		62	4.96
Advances(1)	177,426		2,371	5.36	167,079		2,080	4.99
Loans to other FHLBanks	5		—	5.24	12		—	4.75

Total interest-earning assets	230,903		3,072	5.34	223,949		2,783	4.98
Other assets(2)	2,952		—	—	1,650		—	—

Total Assets	$233,855		$3,072	5.27%	$225,599		$2,783	4.95%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$198,105		$2,579	5.22%	$191,763		$2,320	4.85%
Discount notes(1)	20,796		271	5.23	20,937		256	4.90
Deposits	698		9	5.17	432		5	4.64
Borrowings from other FHLBanks	2		—	5.34	10		—	4.73
Mandatorily redeemable capital stock	98		1	5.14	73		1	5.22
Other borrowings	2		—	5.31	20		—	4.93

Total interest-bearing liabilities	219,701		2,860	5.22	213,235		2,582	4.86
Other liabilities(2)	3,951		—	—	2,549		—	—

Total Liabilities	223,652		2,860	5.13	215,784		2,582	4.80
Total Capital	10,203		—	—	9,815		—	—

Total Liabilities and Capital	$233,855		$2,860	4.91%	$225,599		$2,582	4.59%

Net Interest Income			$212				$201

Net Interest Spread(3)				0.12%				0.12%

Net Interest Margin(4)				0.37%				0.36%

Total Average Assets/Capital Ratio(5)	22.7	x			22.8	x

Interest-earning Assets/Interest-bearing Liabilities	1.1	x			1.1	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$(32)	$(40)	$8
Securities purchased under agreements to resell	5	3	2
Federal funds sold	25	14	11
Trading securities:
MBS	—	(1)	1
Held-to-maturity securities:
MBS	11	(9)	20
Other Investments	(3)	(5)	2
Mortgage loans	(8)	(7)	(1)
Advances(2)	291	133	158

Total interest-earning assets	289	88	201

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	259	78	181
Discount notes(2)	15	(2)	17
Deposits	4	3	1

Total interest-bearing liabilities	278	79	199

Net interest income	$11	$9	$2

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Six months ended
	June 30, 2007				June 30, 2006
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$8,342		$221	5.34%	$9,056		$217	4.83%
Securities purchased under agreements to resell	441		12	5.49	1,213		27	4.49
Federal funds sold	13,137		347	5.33	13,432		314	4.71
Trading securities:
MBS	66		2	6.11	119		3	5.08
Held-to-maturity securities:
MBS	25,839		659	5.14	26,525		643	4.89
Other investments	2,848		77	5.45	2,947		71	4.86
Mortgage loans	4,502		111	4.97	5,079		125	4.96
Advances(1)	180,287		4,796	5.36	167,560		3,969	4.78
Loans to other FHLBanks	4		—	5.30	9		—	4.48

Total interest-earning assets	235,466		6,225	5.33	225,940		5,369	4.79
Other assets(2)	3,238		—	—	1,665		—	—

Total Assets	$238,704		$6,225	5.26%	$227,605		$5,369	4.76%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$200,136		$5,190	5.23%	$194,719		$4,502	4.66%
Discount notes(1)	23,119		601	5.24	20,082		462	4.64
Deposits	594		15	5.09	414		9	4.38
Borrowings from other FHLBanks	1		—	5.33	8		—	4.54
Mandatorily redeemable capital stock	100		2	5.01	59		2	5.13
Other borrowings	4		—	5.32	13		—	4.81

Total interest-bearing liabilities	223,954		5,808	5.23	215,295		4,975	4.66
Other liabilities(2)	4,322		—	—	2,455		—	—

Total Liabilities	228,276		5,808	5.13	217,750		4,975	4.61
Total Capital	10,428		—	—	9,855		—	—

Total Liabilities and Capital	$238,704		$5,808	4.91%	$227,605		$4,975	4.41%

Net Interest Income			$417				$394

Net Interest Spread(3)				0.10%				0.13%

Net Interest Margin(4)				0.36%				0.35%

Total Average Assets/Capital Ratio(5)	22.7	x			23.0	x

Interest-earning Assets/Interest-bearing Liabilities	1.1	x			1.0	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$4	$(18)	$22
Securities purchased under agreements to resell	(15)	(20)	5
Federal funds sold	33	(7)	40
Trading securities:
MBS	(1)	(2)	1
Held-to-maturity securities:
MBS	16	(17)	33
Other investments	6	(2)	8
Mortgage loans	(14)	(14)	—
Advances(2)	827	316	511

Total interest-earning assets	856	236	620

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	688	128	560
Discount notes(2)	139	75	64
Deposits	6	4	2

Total interest-bearing liabilities	833	207	626

Net interest income	$23	$29	$(6)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 37 basis points for the second quarter of 2007, slightly higher than the net interest margin for the second quarter of 2006, which was 36 basis points. The net interest margin was 36 basis points for the first six months of 2007, also slightly higher than the net interest margin for the first six months of 2006, which was 35 basis points.

The net interest spread was 12 basis points for the second quarter of 2007 and the second quarter of 2006.

The net interest spread was 10 basis points for the first six months of 2007, 3 basis points lower than for the first six months of 2006. The decrease was driven primarily by a lower net interest spread on the Bank’s mortgage portfolio, reflecting the impact on financing costs of higher short-term interest rates and a flatter yield curve. The lower net interest spread on the mortgage portfolio also reflected the impact of higher estimated prepayment speeds on MBS with purchase premiums during the first quarter of 2007, which resulted in cumulative retrospective adjustments for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS 91. In addition, the increased average volume of lower-spread advances coupled with the decreased average volume of mortgage-related investments relative to the overall asset mix contributed further to the decrease in the net interest spread.

Net Interest Income

Second Quarter of 2007 Compared to Second Quarter of 2006. Net interest income in the second quarter of 2007 was $212 million, a 5% increase from $201 million in the second quarter of 2006. The increase was driven primarily by the effect of higher interest rates on higher average capital balances, partially offset by lower net interest income on the Bank’s mortgage portfolio.

Interest income on non-MBS investments (interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity and trading securities) decreased $5 million in the second quarter of 2007 compared to the second quarter of 2006. The decrease consisted of $28 million that was attributable to an 8% decrease in average non-MBS investment balances, partially offset by a $23 million increase that was attributable to higher average yields on non-MBS investments.

Interest income from the mortgage portfolio increased $3 million in the second quarter of 2007 compared to the second quarter of 2006. The increase consisted of $21 million attributable to higher average yields on MBS investments, partially offset by $10 million attributable to a 3% decrease in average MBS outstanding, $7 million attributable to an 11% decrease in average mortgage loans outstanding, and $1 million attributable to lower average yields on mortgage loans. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $1 million in the second quarter of 2007 and by $2 million in the second quarter of 2006.

Interest income from advances increased $291 million, which consisted of $133 million attributable to a 6% increase in average advances outstanding, reflecting higher member demand during the second quarter of 2007 relative to the second quarter of 2006, and $158 million attributable to higher average yields because of increases in interest rates for new advances and adjustable rate advances repricing at higher rates.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 3%, resulting in a $274 million increase in interest expense for the second quarter of 2007 relative to the second quarter of 2006. Higher interest rates on consolidated obligations outstanding in the second quarter of 2007 compared to the second quarter of 2006 contributed $198 million to the increase in interest expense. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $76 million to the increase in interest expense during the second quarter of 2007 relative to the second quarter of 2006.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006. Net interest income in the first six months of 2007 was $417 million, a 6% increase from $394 million in the first six months of 2006. The increase was driven primarily by the effect of higher interest rates on higher average capital balances, partially offset by lower net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91.

Interest income on non-MBS investments contributed $28 million to the increase in interest income in the first six months of 2007 compared to the first six months of 2006. The increase consisted of $75 million that was attributable to higher average yields on non-MBS investments, partially offset by a $47 million decrease that was attributable to a 7% decrease in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $1 million in the first six months of 2007 compared to the first six months of 2006. The increase consisted of $34 million attributable to higher average yields on MBS investments, partially offset by $19 million attributable to a 3% decrease in average MBS outstanding and $14 million attributable to an 11% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums during the first quarter of 2007 from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $15 million in the first six months of 2007 and by $2 million in the first six months of 2006.

Interest income from advances increased $827 million, which consisted of $316 million attributable to an 8% increase in average advances outstanding, reflecting higher member demand during the first six months of 2007 relative to the first six months of 2006, and $511 million attributable to higher average yields because of increases in interest rates for new advances and adjustable rate advances repricing at higher rates.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 4%, resulting in an $827 million increase in interest expense for the first six months of 2007 relative to the first six months of 2006. Higher interest rates on consolidated obligations outstanding in the first six months of 2007 compared to the first six months of 2006 contributed $624 million to the increase in interest expense. Higher average consolidated obligation balances, which were issued primarily to finance growth in intermediate-term advances, contributed $203 million to the increase in interest expense during the first six months of 2007 relative to the first six months of 2006.

The growth in average interest-earning assets and net interest income during the second quarter of 2007 compared to the second quarter of 2006 and during the first six months of 2007 compared to the first six months of 2006 was driven primarily by member demand for advances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income/(Loss)

Second Quarter of 2007 Compared to Second Quarter of 2006. Other income/(loss) was a net gain of $7 million in the second quarter of 2007 compared to a net loss of $6 million in the second quarter of 2006. The gain was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and decreased net interest expense on derivative instruments used in economic hedges.

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

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the second quarter of 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

(In millions)	Three months ended
	June 30, 2007					June 30, 2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges

Advances	$—	$—	$2	$1	$3	$(2)	$—	$3	$2	$3
Consolidated obligations	4	—	3	(3)	4	1	—	2	(13)	(10)
MBS	—	—	—	—	—	—	—	1	—	1

Total	$4	$—	$5	$(2)	$7	$(1)	$—	$6	$(11)	$(6)

During the second quarter of 2007, net gains on derivatives and hedging activities totaled $7 million compared to net losses of $6 million in the second quarter of 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $2 million in the second quarter of 2007 and $11 million in the second quarter of 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $2 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the second quarter of 2007 were net gains of $9 million. The $9 million net gains primarily consisted of unrealized net gains of $7 million attributable to the hedges related to consolidated obligations and unrealized net gains of $2 million attributable to the hedges related to advances.

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

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006. Other income/(loss) was a net gain of $19 million in the first six months of 2007 compared to a net loss of $16 million in the first six months of 2006. The gain was primarily the result of fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and decreased net interest expense on derivative instruments used in economic hedges.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first six months of 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

(In millions)	Six months ended
	June 30, 2007					June 30, 2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges

Advances	$(1)	$—	$1	$2	$2	$(2)	$—	$7	$—	$5
Consolidated obligations	13	—	9	(6)	16	(3)	(1)	(2)	(17)	(23)
MBS	—	—	—	—	—	—	—	1	—	1

Total	$12	$—	$10	$(4)	$18	$(5)	$(1)	$6	$(17)	$(17)

During the first six months of 2007, net gains on derivatives and hedging activities totaled $18 million compared to net losses of $17 million in the first six months of 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $4 million in the first six months of 2007 and $17 million in the first six months of 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first six months of 2007 were net gains of $22 million. The $22 million net gains primarily consisted of unrealized net gains of $22 million attributable to the hedges related to consolidated obligations.

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

Return on Equity

Return on equity (ROE) was 5.65% (annualized) for the second quarter of 2007, an increase of 42 basis points from the second quarter of 2006. This increase reflected the 13% rise in net income, to $144 million in the second quarter of 2007 from $128 million in the second quarter of 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 4%, to $10.2 billion in the second quarter of 2007 from $9.8 billion in the second quarter of 2006.

ROE was 5.52% (annualized) for the first six months of 2007, an increase of 47 basis points from the first six months of 2006. This increase reflected the 16% rise in net income, to $286 million in the first six months of 2007 from $247 million in the first six months of 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 6%, to $10.4 billion in the first six months of 2007 from $9.9 billion in the first six months of 2006.

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

The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2007, advances maturing within five years totaled $162.3 billion, significantly in excess of the $0.6 billion of member deposits on that date. At December 31, 2006, advances maturing within five years totaled $175.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of June 30, 2007, and December 31, 2006, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $32 million at June 30, 2007, and $26 million at December 31, 2006.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective January 1, 2007, the Bank’s Retained Earnings and Dividend Policy was amended to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $145 million at June 30, 2007, and $117 million at December 31, 2006. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target in the second quarter of 2010.

The Bank’s annualized dividend rate decreased to 5.14% for the second quarter of 2007 from 5.22% in the second quarter of 2006. The spread between the dividend rate and the dividend benchmark decreased to 0.61% for the second quarter of 2007 from 1.12% for the second quarter of 2006. In the second quarter of 2007, the Bank retained $14 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the second quarter of 2006, the Bank retained $7 million for the buildup of retained earnings, which was equal to 5% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 95% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 57 basis points in the second quarter of 2007 and by 29 basis points in the second quarter of 2006.

The Bank’s annualized dividend rate decreased to 5.01% for the first six months of 2007 from 5.13% in the first six months of 2006. The spread between the dividend rate and the dividend benchmark decreased to 0.51% for the first six months of 2007 from 1.15% for the first six months of 2006. In the first six months of 2007, the Bank retained $28 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the first six months of 2006, the Bank retained $15 million for the buildup of retained earnings, which was equal to 6% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 94% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 56 basis points in the first six months of 2007 and by 31 basis points in the first six months of 2006.

In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate and the decrease in the spread between the dividend rate and the dividend benchmark reflect a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital, during the second quarter and first six months of 2007 compared to the same periods in 2006.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2006 to 2005 – Dividends” in the Bank’s 2006 Form 10-K.

Financial Condition

Total assets were $234.6 billion at June 30, 2007, a 4% decrease from $244.9 billion at December 31, 2006, reflecting decreases in advances and interest-bearing deposits in banks, partially offset by an increase in Federal funds sold during the first six months of 2007. Average total assets were $233.9 billion for the second quarter of 2007, a 4% increase compared to $225.6 billion for the second quarter of 2006. Average total assets were $238.7 billion for the first six months of 2007, a 5% increase compared to $227.6 billion for the first six months of 2006. These increases were primarily due to higher average advance balances.

Total liabilities were $224.7 billion at June 30, 2007, a 4% decrease from $234.2 billion at December 31, 2006, reflecting decreases in consolidated obligations outstanding from $229.4 billion at December 31, 2006, to $219.7 billion at June 30, 2007. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2007. Average total liabilities were $223.7 billion for the second quarter of 2007, a 4% increase compared to $215.8 billion for the second quarter of 2006. Average total liabilities were $228.3 billion for the first six months of 2007, a 5% increase from $217.8 billion for the first six months of 2006. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $218.9 billion in the second quarter of 2007 and $212.7 billion in the second quarter of 2006. Average consolidated obligations were $223.3 billion in the first six months of 2007 and $214.8 billion in the first six months of 2006.

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $970.9 billion at June 30, 2007, and $952.0 billion at December 31, 2006.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to maintain higher levels of capital, among other requirements. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions at other FHLBanks.

As of June 30, 2007, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of June 30, 2007, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. As of June 30, 2007, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2007, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $203.6 billion (87% of total assets) at June 30, 2007, from $213.3 billion (87% of total assets) at December 31, 2006, a decrease of $9.7 billion, or 5%. The decrease was primarily in advances, which decreased $12.7 billion, or 7%, to $171.0 billion from $183.7 billion, reflecting lower demand for advances by the Bank’s members during the first six months of 2007. In addition to the decrease in advances, interest-bearing deposits in banks decreased $1.0 billion, or 11%, to $8.3 billion from $9.3 billion. The decrease in advances and interest-bearing deposits was partially offset by an increase in Federal funds sold, which grew $3.7 billion, or 23%, to $19.1 billion from $15.4 billion.

Adjusted net interest income for this segment was $179 million in the second quarter of 2007, an increase of $24 million, or 16%, compared to $155 million in the second quarter of 2006. In the first six months of 2007, adjusted net interest income for this segment was $359 million, an increase of $59 million, or 20%, compared to $300 million in the first six months of 2006. The increases were primarily attributable to an increase in average advances and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment represented 85% and 82% of total adjusted net interest income for the second quarter of 2007 and 2006, respectively, and 87% and 80% of total adjusted net interest income for the first six months of 2007 and 2006, respectively.

Advances – Advances outstanding decreased $12.7 billion, or 7%, to $171.0 billion at June 30, 2007, from $183.7 billion at December 31, 2006. Advances outstanding included unrealized fair value losses of $267 million at June 30, 2007, and unrealized fair value losses of $176 million at December 31, 2006. The increase in the unrealized fair value losses of hedged advances from December 31, 2006, to June 30, 2007, was primarily attributable to an increase in longer-term advance rates.

The components of the advances portfolio at June 30, 2007, and December 31, 2006, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	June 30, 2007	December 31, 2006
Standard advances:
Adjustable – London Interbank Offered Rate (LIBOR)	$102,598	$112,163
Adjustable – other indices	2,519	2,677
Fixed	46,593	46,602
Daily variable rate	4,371	6,799

Subtotal	156,081	168,241

Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	15
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	7,075	9,074
Fixed – amortizing	760	803
Fixed with PPS(1)	2,082	1,915
Fixed – callable at member’s option	1,340	1,275
Fixed – putable at Bank’s option	3,387	2,157
Fixed – putable at Bank’s option with PPS(1)	543	368

Subtotal	15,207	15,607

Total par value	171,288	183,848
SFAS 133 valuation adjustments	(267)	(176)
Net unamortized discounts	(2)	(3)

Total	$171,019	$183,669

(1)	Partial prepayment symmetry (PPS) means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

During the first six months of 2007, adjustable rate advances decreased by $11.7 billion and variable rate overnight advances decreased by $2.4 billion, while fixed rate advances increased by $1.6 billion.

Advances outstanding to the Bank’s three largest members totaled $114.8 billion at June 30, 2007, a net decrease of $15.2 billion from $130.0 billion at December 31, 2006. Of this decrease, $27.8 billion was attributable to lower advance borrowings by two of the largest members, partially offset by a $12.6 billion increase in advances to another large member. In total, 109 institutions increased their advances during the first six months of 2007, while 102 institutions decreased their advances.

Average advances were $177.4 billion in the second quarter of 2007, a 6% increase from $167.1 billion in the second quarter of 2006. Average advances were $180.3 billion in the first six months of 2007, an 8% increase from $167.6 billion in the first six months of 2006.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $31.5 billion as of June 30, 2007, an increase of $3.0 billion, or 11%, from $28.5 billion as of December 31, 2006. During the first six months of 2007, Federal funds sold increased $3.6 billion, commercial paper increased $0.5 billion, and resale agreements increased $0.3 billion, while interest-bearing deposits in banks decreased $1.0 billion, holdings of discount notes issued by Fannie Mae and Freddie Mac decreased $0.3 billion, and housing finance agency bonds decreased $0.1 billion. The Bank increased its non-MBS investments to maintain financial leverage until the repurchase of capital stock on July 31, 2007.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased $8.9 billion, or 4%, from $202.5 billion at December 31, 2006, to $193.6 billion at June 30, 2007, primarily to enable the Bank to maintain financial leverage until the repurchase of capital stock on July 31, 2007. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At June 30, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.7 billion, of which $47.2 billion were hedging advances and $217.5 billion were hedging consolidated obligations. At December 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.9 billion, of which $40.2 billion were hedging advances and $224.7 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

The following table provides selected market interest rates as of the dates shown.

Market Instrument	June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
Federal Reserve target rate for overnight Federal funds	5.25%	5.25%	5.25%	4.25%
3-month Treasury bill	4.80	5.01	4.98	4.08
3-month LIBOR	5.36	5.36	5.48	4.54
2-year Treasury note	4.87	4.81	5.15	4.40
5-year Treasury note	4.93	4.69	5.09	4.35

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first six months of 2007 was generally higher than the cost of comparable bonds and discount notes issued in the first six months of 2006, consistent with the general rise in short-term market interest rates.

The average relative cost of FHLBank System consolidated obligation bonds compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first six months of 2007 compared to the first six months of 2006, reflecting strong foreign investor demand for GSE debt. The average relative cost of FHLBank System auctioned discount notes, on the other hand, deteriorated because the supply of new discount note issuances outpaced investor demand.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first six months of 2007 and 2006.

	Spread of average cost of consolidated obligations to LIBOR for the six months ended
(In basis points)	June 30, 2007	June 30, 2006
Consolidated obligation auctioned and negotiated bonds	–17.6	–15.8
Consolidated obligation auctioned discount notes	–15.2	–16.4

At June 30, 2007, the Bank had $113.6 billion of swapped non-callable bonds and $44.6 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 81% of the Bank’s total consolidated obligation bonds outstanding at June 30, 2007. At December 31, 2006, the Bank had $122.6 billion of swapped non-callable bonds and $43.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2006.

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

At June 30, 2007, assets associated with this segment were $31.1 billion (13% of total assets), a decrease of $0.6 billion, or 2%, from $31.7 billion at December 31, 2006 (13% of total assets). The decrease was due to lower investments in MBS, which decreased $0.3 billion to $26.6 billion at June 30, 2007, from $26.9 billion at December 31, 2006, and lower mortgage loan balances, which decreased $0.2 billion to $4.4 billion at June 30, 2007, from $4.6 billion at December 31, 2006.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s last purchase commitment expired on February 15, 2007. Average mortgage loans decreased $0.6 billion to $4.4 billion in the second quarter of 2007 from $5.0 billion in the second quarter of 2006 and decreased $0.6 billion to $4.5 billion in the first six months of 2007 from $5.1 billion in the first six months of 2006.

Average MBS investments decreased $0.7 billion to $25.7 billion in the second quarter of 2007 compared to $26.4 billion in the second quarter of 2006 and decreased $0.7 billion to $25.9 billion in the first six months of 2007 compared to $26.6 billion in the first six months of 2006. Average MBS investments decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements.

Adjusted net interest income for this segment was $31 million in the second quarter of 2007, a decrease of $4 million, or 11%, from $35 million in the second quarter of 2006. The decrease was primarily the result of a decline in the average profit spread on the mortgage portfolio, reflecting the impact on financing costs of higher short-term interest rates and a flatter yield curve.

In the first six months of 2007, adjusted net interest income for this segment was $54 million, a decrease of $23 million, or 30%, from $77 million in the first six months of 2006. The decrease reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums during the first quarter of 2007 from the acquisition dates of the MBS in accordance with SFAS 91. The decrease also reflected a decline in the average profit spread on the mortgage portfolio resulting from the impact on financing costs of higher short-term interest rates and a flatter yield curve.

Adjusted net interest income for this segment represented 15% and 18% of total adjusted net interest income for the second quarter of 2007 and 2006, respectively, and 13% and 20% of total adjusted net interest income for the first six months of 2007 and 2006, respectively.

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

At June 30, 2007, and December 31, 2006, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2006 Form 10-K. Mortgage loan balances at June 30, 2007, and December 31, 2006, were as follows:

(In millions)	June 30, 2007	December 31, 2006
MPF Plus	$3,974	$4,210
Original MPF	406	438

Subtotal	4,380	4,648
Unamortized premiums	—	6
Unamortized discounts	(16)	(23)

Mortgage loans held for portfolio	4,364	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,363	$4,630

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.8 million at June 30, 2007, and $0.7 million at December 31, 2006. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2006 Form 10-K.

At June 30, 2007, the Bank had 38 loans totaling $4 million classified as nonaccrual or impaired. Twenty of these loans totaling $2 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $26.6 billion, or 264% of Bank capital (as defined by the Finance Board), at June 30, 2007, compared to $26.9 billion, or 248% of Bank capital, at December 31, 2006. The Bank’s MBS portfolio decreased because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during the first six months of 2007 were agency and AAA-rated non-agency MBS. For all of the non-agency MBS purchases the Bank, on average, obtained an amount in excess of the credit enhancement required by the rating agencies for AAA-rated investments.

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

In addition, the Bank’s MBS portfolio included certain MBS classified as trading securities, which were marked to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized losses of $204,000 and $282,000 during the second quarter of 2007 and 2006, respectively, and for net unrealized losses of $47,000 and $186,000 during the first six months of 2007 and 2006, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $0.6 billion, or 2%, from $31.7 billion at December 31, 2006, to $31.1 billion at June 30, 2007, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At June 30, 2007, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $9.1 billion, most of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At June 30, 2007, $7.5 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Interest Rate Exchange Agreements

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of June 30, 2007, and December 31, 2006.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2007	December 31, 2006
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$30,255	$24,334
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	1,508	1,249
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	3,695	2,125
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	6,595	9,090
Subtotal Fair Value Hedges			42,053	36,798
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,394	2,552
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	225	75
Basis swap	Three-month LIBOR floating rate advance converted to a one-month LIBOR floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	100	—
Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	1,894	773
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Economic Hedge(1)	500	—
Subtotal Economic Hedges(1)			5,113	3,400
Total			47,166	40,198
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	109,775	118,131
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	2,823	1,800

(In millions)

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2007	December 31, 2006
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	4,377	6,377
Basis swap	Three-month LIBOR or other short-term floating rate non-callable bond converted to a one-month LIBOR or other short-term floating rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	52,217	48,566
Swaption	An option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	3,080	3,575
Subtotal Economic Hedges(1)			62,497	60,318
Total			172,272	178,449
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	41,606	39,638
Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	2,991	3,389
Total			44,597	43,027
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,202	2,253
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	6,196	11,067
Total			8,398	13,320
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	29	39
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	1,260	1,260
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	70	70
Total			1,330	1,330
Total Notional Amount			$273,792	$276,363

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

At June 30, 2007, the total notional amount of interest rate exchange agreements outstanding was $273.8 billion, compared with $276.4 billion at December 31, 2006. The $2.6 billion decrease in the notional amount of derivatives during the first six months of 2007 was primarily due to a $9.5 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $6.9 billion increase in interest rate swaps used to hedge the market risk of new fixed rate advances. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of June 30, 2007, and December 31, 2006.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

June 30, 2007

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$42,053	$271	$(267)	$4
Non-callable bonds	109,775	(881)	851	(30)
Callable bonds	41,606	(443)	427	(16)

Subtotal	193,434	(1,053)	1,011	(42)

Not qualifying for hedge accounting (economic hedges):
Advances	5,113	2	—	2
Non-callable bonds	59,947	(10)	—	(10)
Non-callable bonds with embedded derivatives	2,550	(4)	—	(4)
Callable bonds	2,966	(22)	—	(22)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	8,398	46	—	46
MBS – trading	29	—	—	—
Intermediated	1,330	—	—	—

Subtotal	80,358	12	—	12

Total	$273,792	$(1,041)	$1,011	$(30)

December 31, 2006

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$36,798	$182	$(176)	$6
Non-callable bonds	118,131	(606)	565	(41)
Callable bonds	39,638	(353)	335	(18)

Subtotal	194,567	(777)	724	(53)

Not qualifying for hedge accounting (economic hedges):
Advances	3,400	—	—	—
Non-callable bonds	55,238	(6)	—	(6)
Non-callable bonds with embedded derivatives	5,080	(15)	—	(15)
Callable bonds	3,364	(28)	—	(28)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	13,320	41	—	41
MBS – trading	39	—	—	—
Intermediated	1,330	1	—	1

Subtotal	81,796	(7)	—	(7)

Total	$276,363	$(784)	$724	$(60)

The estimated fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	June 30, 2007	December 31, 2006
Host contract:
Non-callable bonds	$4	$15

Total	$4	$15

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

Credit Risk. The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivatives transactions are subject to both the Bank’s Advances and Security Agreement and a master netting agreement.

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

Credit Exposure to Derivatives Counterparties

(In millions)

June 30, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$234,765	$12	$8	$4
A	38,362	—	—	—

Subtotal	273,127	12	8	4
Member institutions(2)	665	15	15	—

Total derivatives	$273,792	$27	$23	$4

December 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$179,874	$1	$—	$1
A	95,824	—	—	—

Subtotal	275,698	1	—	1
Member institutions(2)	665	19	19	—

Total derivatives	$276,363	$20	$19	$1

(1)	Includes notional amounts of derivatives contracts outstanding totaling $1.6 billion at June 30, 2007, and $1.9 billion at December 31, 2006, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At June 30, 2007, the Bank had a total of $273.8 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$273.1 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Eight of these counterparties made up 79% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $35.7 billion of derivatives outstanding at June 30, 2007, were affiliates of members, and one counterparty, with $1.6 billion outstanding at June 30, 2007, was a member of the Bank.

•

$665 million represented notional amounts of derivatives contracts with five non-derivatives dealer member counterparties. The Bank entered into this $665 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at June 30, 2007, was $27 million, which consisted of:

•

$12 million of gross credit exposure on open derivatives contracts with two derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $4 million.

•

$15 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three non-derivatives dealer member counterparties, all of which was secured with eligible collateral.

At December 31, 2006, the Bank had a total of $276.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$275.7 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Eight of these counterparties made up 78% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $37.9 billion of derivatives outstanding at December 31, 2006, were affiliates of members, and one counterparty, with $1.9 billion outstanding at December 31, 2006, was a member of the Bank.

•

$665 million represented notional amounts of derivatives contracts with five non-derivatives dealer member counterparties. The Bank entered into this $665 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2006, was $20 million, which consisted of:

•

$1 million of gross credit exposure on open derivatives contracts with one derivatives dealer counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•

$19 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three non-derivatives dealer member counterparties, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $12 million at June 30, 2007, and $1 million at December 31, 2006. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because a legal right of offset exists with each counterparty.

The Bank’s gross credit exposure grew $7 million from December 31, 2006, to June 30, 2007. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2006, to June 30, 2007, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, certain counterparties to interest rate swaps in which the Bank is a net receiver of fixed interest rates increased the amount of collateral that they pledged to the Bank because the change in value increased the Bank’s gross credit exposure to these counterparties.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties decreased $2.6 billion from December 31, 2006, to June 30, 2007. The decrease was primarily due to a $9.5 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations, partially offset by a $6.9 billion increase in interest rate exchange agreements used to hedge the market risk of new fixed rate advances. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2007, and December 31, 2006.

Concentration of Derivatives Counterparties

(Dollars in millions)			June 30, 2007		December 31, 2006
Derivatives Counterparty	Credit Rating		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA		$42,266	15%	$36,810	13%
JPMorgan Chase Bank, N.A.	AA	(1)	45,397	17	47,914	17
Barclays Bank PLC	AA		29,585	11	18,407	7
Merrill Lynch Capital Services	AA		22,132	8	29,555	11

Subtotal			139,380	51	132,686	48
Others			134,412	49	143,677	52

Total			$273,792	100%	$276,363	100%

(1)	The credit rating for JPMorgan Chase Bank, N.A., was single-A at December 31, 2006.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first six months of 2007. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2006 Form 10-K.

Capital

Total capital as of June 30, 2007, was $10.0 billion, a 7% decrease from $10.8 billion as of December 31, 2006. The decrease primarily reflects lower capital stock balances held by existing members because of declining advance balances, fewer capital stock purchases by existing members to support borrowings during the period, and, to a lesser degree, fewer capital stock purchases by new members.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2007, and December 31, 2006.

Regulatory Capital Requirements

	June 30, 2007		December 31, 2006

(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,169	$10,055	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.44%
Total regulatory capital	$9,385	$10,055	$9,797	$10,865
Leverage ratio	5.00%	6.43%	5.00%	6.65%
Leverage capital	$11,731	$15,083	$12,246	$16,298

The Bank’s capital requirements are more fully discussed in the Bank’s 2006 Form 10-K in Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

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

As discussed in the Bank’s 2006 Form 10-K, the Bank holds a security interest in subprime residential mortgage loans pledged as collateral. At June 30, 2007, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. For a small number of members, subprime mortgage loans represented a large proportion of their pledged collateral. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2006 Form 10-K. In addition, the Bank prohibits the purchase of MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information – Mortgage-Related Business – MBS Investments” in the Bank’s 2006 Form 10-K.

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

The Bank has identified five accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include (i) estimating the allowance for credit losses on the advances and mortgage loan portfolios; (ii) accounting for derivatives; (iii) estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; (iv) estimating the fair value of the collateral pledged to the Bank; and (v) estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and in Note 1 to the Financial Statements in the Bank’s 2006 Form 10-K and in the Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Recent Developments

Proposed Changes to Regulation of GSEs. Congress is considering proposed legislation to establish a new regulator for the housing GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and to address other GSE reform issues. On May 22, 2007, the House of Representatives approved a GSE bill (H.R. 1427), which would, among other things, establish a new regulator for the housing GSEs. It is uncertain at this time whether there will be enactment of final legislation affecting the FHLBanks, the other housing GSEs, or their regulators.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $970.9 billion at June 30, 2007, and $952.0 billion at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $221.2 billion at June 30, 2007, and $230.6 billion at December 31, 2006. The Bank had committed to the issuance of consolidated obligations totaling $1.8 billion at June 30, 2007, and $186 million at December 31, 2006. For additional information on the Bank’s joint and several liability contingent obligation, see Note 10 and Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These advance commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2007, the Bank had $3.5 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. At December 31, 2006, the Bank had $3.3 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at June 30, 2007, and December 31, 2006.

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

Market risk identification and market risk measurement are primarily accomplished through (i) market value sensitivity analyses, (ii) net interest income sensitivity analyses, and (iii) repricing gap analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business.

These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or Board of Directors with a corrective action plan, if applicable.

Total Bank Market Risk

Market Value of Equity Sensitivity

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

Interest Rate Scenario(1)	June 30, 2007	December 31, 2006
+200 basis-point change	–4.4%	–4.0%
+100 basis-point change	–2.0	–1.8
–100 basis-point change	+1.7	+1.3
–200 basis-point change	+2.4	+1.9

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show slightly more sensitivity as of June 30, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of June 30, 2007, were 10 basis points higher for terms of 1 year, 40 basis points higher for terms of 5 years, and 49 basis points higher for terms of 10 years. The slight increase in market value sensitivity is primarily attributable to the general increase in rates.

Potential Dividend Yield

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of June 30, 2007, showed that the estimated adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was 31 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of June 30, 2007

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$31,536	$—	$—	$—
Advances	140,471	5,015	22,457	3,076
Other assets	1,012	—	—	—

Total Assets	173,019	5,015	22,457	3,076

Liabilities
Consolidated obligations:
Bonds	34,691	30,711	88,353	13,748
Discount notes	21,686	130	—	—
Deposits	565	—	—	—
Mandatorily redeemable capital stock	—	—	96	—
Other liabilities	2,673	—	—	960

Total Liabilities	59,615	30,841	88,449	14,708

Interest rate exchange agreements	(106,040)	26,514	68,764	10,762

Periodic gap of advances-related business	7,364	688	2,772	(870)

Mortgage-related business:
Assets
MBS	8,084	1,861	13,102	3,507
Mortgage loans	312	250	1,718	2,083
Other assets	131	—	—	—

Total Assets	8,527	2,111	14,820	5,590

Liabilities
Consolidated obligations:
Bonds	3,904	3,362	13,739	5,797
Discount notes	3,485	60	—	—
Other liabilities	701	—	—	—

Total Liabilities	8,090	3,422	13,739	5,797

Interest rate exchange agreements	167	790	(752)	(205)

Periodic gap of mortgage-related business	604	(521)	329	(412)

Total periodic gap	7,968	167	3,101	(1,282)

Cumulative gap	$7,968	$8,135	$11,236	$9,954

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at June 30, 2007, and one month at December 31, 2006.

Total Bank Duration Gap Analysis

	June 30, 2007		December 31, 2006
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$234,615	5	$244,915	5
Liabilities	224,661	4	234,161	4

Net	$9,954	1	$10,754	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

Segment Market Risk

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

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities up to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of June 30, 2007, in “Repricing Gap Analysis” above shows that approximately $7.4 billion of net assets for the advances-related business (74% of capital) were scheduled to mature or reprice in the six-month period following June 30, 2007, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business segment.

Mortgage-Related Business

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of June 30, 2007, and December 31, 2006.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2007	December 31, 2006
+200 basis-point change	–2.5%	–2.0%
+100 basis-point change	–1.1	–0.9
–100 basis-point change	+0.7	+0.4
–200 basis-point change	+0.5	+0.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the contribution of the mortgage-related business to the sensitivity of the market value of equity to changes in interest rates show slightly more adverse sensitivity to changes in rates as of June 30, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of June 30, 2007, were 10 basis points higher for terms of 1 year, 40 basis points higher for terms of 5 years, and 49 basis points higher for terms of 10 years. The slight increase in market value sensitivity is primarily attributable to the general increase in rates.

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

The Bank’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Financial Officer, and Controller as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Financial Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the second quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Finance Board, the Office of Finance, or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Bank’s joint and several liability is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

The Bank’s management also relies on the operation of the Finance Board’s joint and several liability regulation (12 C.F.R. Section 966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2007.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)