Form 10-Q
period 2007-09-30
Federal Home Loan Bank of San Francisco
filed 2007-11-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2007
Class B Stock, par value $100	125,204,190

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$9	$7
Interest-bearing deposits in banks	14,226	9,323
Deposits for mortgage loan program with other Federal Home Loan Bank	—	1
Securities purchased under agreements to resell	—	200
Federal funds sold	15,861	15,443
Trading securities (includes $7 and $29, respectively, pledged as collateral that may be repledged)	60	77
Held-to-maturity securities (includes $168 and $580, respectively, pledged as collateral that may be repledged) (a)	31,759	30,348
Advances	236,184	183,669
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.8 and $0.7, respectively	4,229	4,630
Accrued interest receivable	1,369	1,078
Premises and equipment, net	13	12
Derivative assets	333	20
Other assets	110	107

Total Assets	$304,153	$244,915

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$238	$587
Term	15	5
Other	44	2
Non-interest-bearing - Other	3	4

Total deposits	300	598

Consolidated obligations, net:
Bonds	219,723	199,300
Discount notes	68,027	30,128

Total consolidated obligations	287,750	229,428

Mandatorily redeemable capital stock	95	106
Accrued interest payable	2,257	2,280
Affordable Housing Program	161	147
Payable to REFCORP	34	39
Derivative liabilities	251	995
Other liabilities	511	568

Total Liabilities	291,359	234,161

Commitments and Contingencies (Note 11):
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
126 shares and 106 shares, respectively	12,629	10,616
Restricted retained earnings	170	143
Accumulated other comprehensive loss	(5)	(5)

Total Capital	12,794	10,754

Total Liabilities and Capital	$304,153	$244,915

(a)	Fair values of held-to-maturity securities were $31,344 and $30,100, at September 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2007	2006	2007	2006
Interest Income:
Advances	$2,741	$2,351	$7,537	$6,319
Prepayment fees on advances, net	1	—	1	1
Interest-bearing deposits in banks	149	181	370	398
Securities purchased under agreements to resell	1	2	13	29
Federal funds sold	170	88	517	402
Trading securities	1	2	3	5
Held-to-maturity securities	400	387	1,136	1,101
Mortgage loans held for portfolio	51	60	162	185

Total Interest Income	3,514	3,071	9,739	8,440

Interest Expense:
Consolidated obligations:
Bonds	2,736	2,580	7,926	7,082
Discount notes	527	267	1,128	729
Deposits	2	5	17	14
Other borrowings	—	1	—	1
Mandatorily redeemable capital stock	2	1	4	3

Total Interest Expense	3,267	2,854	9,075	7,829

Net Interest Income	247	217	664	611

Other (Loss)/Income:
Services to members	1	1	1	1
Net loss on trading securities	—	—	—	(1)
Net loss on derivatives and hedging activities	(40)	(5)	(22)	(22)
Other	—	1	1	3

Total Other Loss	(39)	(3)	(20)	(19)

Other Expense:
Compensation and benefits	12	11	37	33
Other operating expense	9	9	24	23
Federal Housing Finance Board	2	2	6	6
Office of Finance	1	1	4	3

Total Other Expense	24	23	71	65

Income Before Assessments	184	191	573	527

REFCORP	34	35	105	97
Affordable Housing Program	15	16	47	43

Total Assessments	49	51	152	140

Net Income	$135	$140	$421	$387

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	26	2,676					2,676
Repurchase/redemption of capital stock	(21)	(2,139)					(2,139)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(136)					(136)
Comprehensive income:
Net income				387	387		387
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							388

Transfers to restricted retained earnings			7	(7)	—		—
Dividends on capital stock (5.27%)
Stock issued	4	380		(380)	(380)		—

Balance, September 30, 2006	103	$10,301	$138	$—	$138	$(2)	$10,437

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	43	4,365					4,365
Repurchase/redemption of capital stock	(27)	(2,738)					(2,738)
Capital stock reclassified to mandatorily redeemable capital stock	—	(8)					(8)
Comprehensive income:
Net income				421	421		421

Total comprehensive income							421

Transfers to restricted retained earnings			27	(27)	—		—
Dividends on capital stock (5.10%)
Stock issued	4	394	—	(394)	(394)		—

Balance, September 30, 2007	126	$12,629	$170	$—	$170	$(5)	$12,794

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$421	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	(36)
Non-cash interest on mandatorily redeemable capital stock	4	3
Change in net fair value adjustment on derivative and hedging activities	(247)	188
Gain on extinguishment of debt	—	(2)
Net change in:
Trading securities	17	31
Accrued interest receivable	(291)	(74)
Other assets	(9)	4
Accrued interest payable	(23)	443
Affordable Housing Program liability and discount on
Affordable Housing Program advances	14	9
Payable to REFCORP	(5)	8
Other liabilities	(1)	1

Total adjustments	(378)	575

Net cash provided by operating activities	43	962

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(4,903)	(5,669)
Securities purchased under agreements to resell	200	550
Federal funds sold	(418)	8,397
Deposits for mortgage loan program with other FHLBank	1	—
Premises and equipment	(5)	(5)
Held-to-maturity securities:
Net decrease/(increase) in short-term	1,611	(361)
Proceeds from maturities of long-term	4,444	5,062
Purchases of long-term	(7,459)	(4,786)
Advances:
Principal collected	1,518,959	1,296,557
Made to members	(1,571,149)	(1,308,071)
Mortgage loans held for portfolio:
Principal collected	400	457
Purchases	—	(18)

Net cash used in investing activities	(58,319)	(7,887)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended September 30,
(In millions)	2007	2006
Cash Flows from Financing Activities:
Net change in:
Deposits	(298)	44
Net proceeds from consolidated obligations:
Bonds issued	85,617	67,717
Discount notes issued	224,638	153,313
Bonds transferred from other FHLBanks	497	803
Payments for consolidated obligations:
Bonds matured or retired	(66,908)	(54,177)
Discount notes matured or retired	(186,872)	(161,226)
Proceeds from issuance of capital stock	4,365	2,676
Payments for repurchase/redemption of mandatorily redeemable capital stock	(23)	(92)
Payments for repurchase/redemption of capital stock	(2,738)	(2,139)

Net cash provided by financing activities	58,278	6,919

Net increase/(decrease) in cash and cash equivalents	2	(6)
Cash and cash equivalents at beginning of year	7	12

Cash and cash equivalents at end of period	$9	$6

Supplemental Disclosures:
Interest paid during the period	$9,384	$6,580
Affordable Housing Program payments during the period	33	34
REFCORP payments during the period	110	89
Transfers of mortgage loans to real estate owned	1	—

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2006 Form 10-K. There have been no significant changes to these policies as of September 30, 2007.

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

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which had been amended previously by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003 (as amended, SFAS 133) to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank adopted SFAS 155 on January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Adoption of DIG Issue B40. On December 20, 2006, the FASB issued DIG Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon an entity’s initial adoption of SFAS 155 (January 1, 2007, for the Bank). The adoption of DIG Issue B40 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

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

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank will adopt SFAS 159 on January 1, 2008. The Bank currently is in the process of evaluating SFAS 159, determining the financial assets and liabilities for which the fair value option may be elected, and assessing the potential impact on the results of operations and financial condition if these elections are made.

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

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$997	$—	$—	$997
Housing finance agency bonds	867	2	—	869

Subtotal	1,864	2	—	1,866

MBS:
GNMA	24	—	—	24
FHLMC	1,034	9	(1)	1,042
FNMA	876	3	(7)	872
Non-agency	27,961	20	(441)	27,540

Total MBS	29,895	32	(449)	29,478

Total	$31,759	$34	$(449)	$31,344

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,235	$—	$—	$2,235
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
FHLMC	150	—	—	150
FNMA	149	—	—	149

Subtotal	3,534	2	—	3,536

MBS:
GNMA	28	—	—	28
FHLMC	150	1	(1)	150
FNMA	417	1	(11)	407
Non-agency	26,219	37	(277)	25,979

Total MBS	26,814	39	(289)	26,564

Total	$30,348	$41	$(289)	$30,100

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and mortgage-backed securities (MBS) as of September 30, 2007, and December 31, 2006, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

September 30, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$997	$997	5.25%
After 1 year through 5 years	20	20	5.51
After 5 years through 10 years	31	31	5.48
After 10 years	816	818	5.56

Subtotal	1,864	1,866	5.40

MBS:
GNMA	24	24	6.13
FHLMC	1,034	1,042	5.74
FNMA	876	872	5.50
Non-agency	27,961	27,540	5.37

Total MBS	29,895	29,478	5.38

Total	$31,759	$31,344	5.38%

December 31, 2006
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Within 1 year	$2,534	$2,534	5.24%
After 5 years through 10 years	28	28	5.52
After 10 years	972	974	5.59

Subtotal	3,534	3,536	5.35

MBS:
GNMA	28	28	5.68
FHLMC	150	150	6.37
FNMA	417	407	4.80
Non-agency	26,219	25,979	5.16

Total MBS	26,814	26,564	5.16

Total	$30,348	$30,100	5.18%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $14 at September 30, 2007, and net premiums of $33 at December 31, 2006.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2007, and December 31, 2006, are detailed in the following table:

	September 30, 2007	December 31, 2006
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$997	$2,534
Adjustable rate	867	1,000

Subtotal	1,864	3,534

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,149	395
Adjustable rate	100	122
Collateralized mortgage obligations:
Fixed rate	21,378	21,140
Adjustable rate	7,268	5,157

Subtotal	29,895	26,814

Total	$31,759	$30,348

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 1.69% to 8.57% at September 30, 2007, and 1.97% to 8.57% at December 31, 2006, as summarized below.

	September 30, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$10	1.69%	$—	3.69%
Within 1 year	124,903	5.19	73,140	5.14
After 1 year through 2 years	51,205	5.30	40,762	5.14
After 2 years through 3 years	29,359	5.40	34,444	5.24
After 3 years through 4 years	14,634	5.42	9,468	5.13
After 4 years through 5 years	6,592	5.26	17,249	5.31
After 5 years	9,332	5.24	8,785	5.18

Total par amount	236,035	5.26%	183,848	5.17%

SFAS 133 valuation adjustments	148		(176)
Net unamortized premiums/(discounts)	1		(3)

Total	$236,184		$183,669

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at September 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	September 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$10	$—
Within 1 year	125,954	74,031
After 1 year through 2 years	50,881	40,850
After 2 years through 3 years	29,199	33,872
After 3 years through 4 years	14,449	9,429
After 4 years through 5 years	6,297	16,968
After 5 years	9,245	8,698

Total par amount	$236,035	$183,848

The following table summarizes advances to members at September 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	September 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$10	$—
Within 1 year	127,427	74,880
After 1 year through 2 years	51,664	40,174
After 2 years through 3 years	28,962	34,602
After 3 years through 4 years	14,557	9,493
After 4 years through 5 years	5,381	16,929
After 5 years	8,034	7,770

Total par amount	$236,035	$183,848

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

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following tables present the concentration in advances to these three members as of September 30, 2007, and December 31, 2006. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the third quarter of 2007 and 2006 and for the first nine months of 2007 and 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

(Dollars in millions)	September 30, 2007		December 31, 2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$97,780	42%	$72,323	39%
Washington Mutual Bank	43,240	18	34,864	19
World Savings Bank, FSB	24,241	10	22,846	13

Subtotal	165,261	70	130,033	71
Others	70,774	30	53,815	29

Total par	$236,035	100%	$183,848	100%

Concentration of Interest Income from Advances

(Dollars in millions)	Three Months Ended September 30,
	2007		2006
Name of Borrower	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A. (3)	$1,212	45%	$—	—%
Citibank (West), FSB (3)	—	—	624	28
Washington Mutual Bank	353	13	579	26
World Savings Bank, FSB	272	10	337	15

Subtotal	1,837	68	1,540	69
Others	843	32	709	31

Total	$2,680	100%	$2,249	100%

	Nine Months Ended September 30,
	2007		2006
Name of Borrower	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A. (3)	$3,333	45%	$—	—%
Citibank (West), FSB (3)	—	—	1,408	23
Washington Mutual Bank	933	13	1,840	30
World Savings Bank, FSB	781	11	954	16

Subtotal	5,047	69	4,202	69
Others	2,311	31	1,857	31

Total	$7,358	100%	$6,059	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.
(3)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.

The Bank held a security interest in collateral from each of these institutions with borrowing capacity in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Of these three members, Citibank, N.A., and Washington Mutual Bank each owned more than 10% of the Bank’s capital stock outstanding as of September 30, 2007. Each of these three members owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2006.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2007, and December 31, 2006, are detailed below:

	September 30, 2007	December 31, 2006
Par amount of advances:
Fixed rate	$96,738	$53,120
Adjustable rate	139,297	130,728

Total par amount	$236,035	$183,848

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

The following table presents information as of September 30, 2007, and December 31, 2006, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	September 30, 2007	December 31, 2006
Fixed rate medium-term mortgage loans	$1,434	$1,613
Fixed rate long-term mortgage loans	2,814	3,035

Subtotal	4,248	4,648
Unamortized premiums	2	6
Unamortized discounts	(20)	(23)

Mortgage loans held for portfolio	4,230	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,229	$4,630

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the third quarter of 2007 and 2006, the Bank reduced net interest income for credit enhancement fees totaling $1 and $2, respectively. In the first nine months of 2007 and 2006, the Bank reduced net interest income for credit enhancement fees totaling $3 and $4, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans
(Dollars in millions)

September 30, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,235	76%	23,073	72%
IndyMac Bank, F.S.B.	622	15	6,160	19

Subtotal	3,857	91	29,233	91
Others	391	9	2,859	9

Total	$4,248	100%	32,092	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2007, the Bank had 43 loans totaling $4 classified as nonaccrual or impaired. Twenty-eight of these loans totaling $3 were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance, beginning of the period	$0.8	$0.6	$0.7	$0.7
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	—	0.1	0.1	—

Balance, end of the period	$0.8	$0.7	$0.8	$0.7

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2006 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $4 and $3 for the third quarter of 2007 and the third quarter of 2006, respectively. The Bank’s average recorded investment in impaired loans totaled $4 and $4 for the nine months ended September 30, 2007 and 2006, respectively. The Bank did not recognize any interest income for impaired loans in the third quarter of 2007 and 2006 and in the first nine months of 2007 and 2006.

At September 30, 2007, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of mortgage loans held by the Bank. At December 31, 2006, the Bank’s other assets included an immaterial amount of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2007, and December 31, 2006.

	September 30, 2007		December 31, 2006
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$75,906	4.56%	$64,617	4.19%
After 1 year through 2 years	72,249	4.95	57,351	4.41
After 2 years through 3 years	22,386	4.75	28,036	4.72
After 3 years through 4 years	13,612	4.94	13,774	4.68
After 4 years through 5 years	13,812	5.16	18,653	5.08
After 5 years	21,665	5.28	17,956	5.04
Index amortizing notes	8	4.61	9	4.61

Total par amount	219,638	4.84%	200,396	4.52%

Unamortized premiums	28		38
Unamortized discounts	(163)		(218)
SFAS 133 valuation adjustments	220		(916)

Total	$219,723		$199,300

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $61,108 at September 30, 2007, and $58,528 at December 31, 2006. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $42,062 at September 30, 2007, and $43,027 at December 31, 2006. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The Bank uses fixed rate callable bonds to finance fixed rate callable advances, fixed rate MBS, and fixed rate mortgage loans.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2007	December 31, 2006
Par amount of consolidated obligation bonds:
Non-callable	$158,530	$141,868
Callable	61,108	58,528

Total par amount	$219,638	$200,396

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2007, and December 31, 2006, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2007	December 31, 2006
Within 1 year	$113,857	$103,397
After 1 year through 2 years	68,808	55,118
After 2 years through 3 years	13,987	15,454
After 3 years through 4 years	9,488	7,419
After 4 years through 5 years	5,633	11,461
After 5 years	7,857	7,538
Index amortizing notes	8	9

Total par amount	$219,638	$200,396

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2007		December 31, 2006
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$68,732	4.81%	$30,226	5.15%
Unamortized discounts	(705)		(98)

Total	$68,027		$30,128

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2007, and December 31, 2006, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2006 Form 10-K.

	September 30, 2007	December 31, 2006
Par amount of consolidated obligations:
Bonds:
Fixed rate	$176,856	$177,924
Adjustable rate	37,282	14,265
Step-up	4,040	5,840
Range bonds	1,200	1,236
Fixed rate that converts to adjustable rate	37	827
Adjustable rate that converts to fixed rate	120	160
Zero-coupon	70	110
Inverse floating	25	25
Index amortizing notes	8	9

Total bonds, par	219,638	200,396
Discount notes, par	68,732	30,226

Total consolidated obligations, par	$288,370	$230,622

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5.0% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4.0% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of September 30, 2007, and December 31, 2006, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with its capital requirements at September 30, 2007, and December 31, 2006.

Regulatory Capital Requirements

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$1,387	$12,894	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.24%	4.00%	4.44%
Total regulatory capital	$12,166	$12,894	$9,797	$10,865
Leverage ratio	5.00%	6.36%	5.00%	6.65%
Leverage capital	$15,208	$19,341	$12,246	$16,298

The Bank’s capital requirements are discussed more fully in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $95 at September 30, 2007, and $106 at December 31, 2006. These amounts included accrued interest expense (accrued stock dividends) of $1 at September 30, 2007, and $2 at December 31, 2006, and have been classified as a liability in the Statements of Condition.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2007, and December 31, 2006.

Contractual Redemption Period	September 30, 2007	December 31, 2006
After 1 year through 2 years	$4	$—
After 2 years through 3 years	16	30
After 3 years through 4 years	57	4
After 4 years through 5 years	18	72

Total	$95	$106

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s activity for mandatorily redeemable capital stock for the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three months ended
	September 30, 2007		September 30, 2006
	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the period	13	$96	9	$75
Reclassified from capital during the period:
Withdrawal from membership	1	—	2	29
Conversion of nonmember institution to member institution	(1)	—	—	—
Repurchase of mandatorily redeemable capital stock	—	(3)	—	(11)
Dividends accrued on mandatorily redeemable capital stock	—	2	—	1

Balance at the end of the period	13	$95	11	$94

	Nine months ended
	September 30, 2007		September 30, 2006
	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the period	12	$106	8	$47
Reclassified from/(to) capital during the period:
Withdrawal from membership	3	21	3	136
Conversion of nonmember institution to member institution	(2)	(13)	—	—
Repurchase of mandatorily redeemable capital stock	—	(23)	—	(92)
Dividends accrued on mandatorily redeemable capital stock	—	4	—	3

Balance at the end of the period	13	$95	11	$94

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $9 at September 30, 2007, and $26 at December 31, 2006.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. In 2006, the Bank’s Retained Earnings and Dividend Policy was amended, effective January 1, 2007, to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $161 at September 30, 2007, and $117 at December 31, 2006.

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

The Bank repurchased surplus capital stock totaling $256 in the third quarter of 2007 and $423 in the third quarter of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $11 in the third quarter of 2007 and $608 in the third quarter of 2006.

The Bank repurchased surplus capital stock totaling $1,685 in the first nine months of 2007 and $1,036 in the first nine months of 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,076 in the first nine months of 2007 and $1,195 in the first nine months of 2006.

Excess capital stock totaled $728 as of September 30, 2007, which included surplus capital stock of $242. On October 31, 2007, the Bank repurchased $228 of surplus capital stock. The Bank also repurchased $17 of excess capital stock that was not surplus capital stock, including $8 in excess capital stock that was the subject of repurchase requests submitted during the third quarter of 2007 by one member, and $9 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $371 after the October 31, 2007, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2006 Form 10-K.

Limitation on Issuance of Excess Stock. On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At September 30, 2007, the Bank’s excess capital stock totaled $728, or 0.24% of total assets.

In addition, the Finance Board’s final rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Concentration. The following table represents the concentration in capital stock held by members whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2007, or December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Capital Stock

(Dollars in millions)	September 30, 2007		December 31, 2006
Name of Member	Capital Stock	Percentage of Total Capital Stock Outstanding	Capital Stock	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,661	37%	$3,399	32%
Washington Mutual Bank	2,195	17	1,964	18
World Savings Bank, FSB	1,140	9	1,343	13

Total	$7,996	63%	$6,706	63%

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2007 and 2006.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
Three months ended:
September 30, 2007	$201	$34	$235	$12	$247	$(39)	$24	$184
September 30, 2006	173	36	209	8	217	(3)	23	191
Nine months ended:
September 30, 2007	560	88	648	16	664	(20)	71	573
September 30, 2006	473	113	586	25	611	(19)	65	527

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents total assets by operating segment at September 30, 2007, and December 31, 2006.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2007	$269,817	$34,336	$304,153
December 31, 2006	213,258	31,657	244,915

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

For more information on the Bank’s use of derivatives and hedging activities, see Note 16 to the Financial Statements in the Bank’s 2006 Form 10-K.

Net gains/(losses) on derivatives and hedging activities for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss related to fair value hedge ineffectiveness	$(54)	$(8)	$(42)	$(13)
Net loss related to cash flow ineffectiveness	—	—	—	(1)
Net gain on economic hedges	26	11	36	17
Net interest expense on derivative instruments used in economic hedges	(12)	(8)	(16)	(25)

Net loss on derivatives and hedging activities	$(40)	$(5)	$(22)	$(22)

For the three and nine months ended September 30, 2007 and 2006, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2007, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2007, and December 31, 2006.

	September 30, 2007		December 31, 2006
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$187,691	$(22)	$185,477	$(839)
Economic	84,063	27	78,151	(13)
Interest rate swaptions: Economic	3,080	9	3,575	6
Interest rate caps, floors, corridors, and/or collars:
Fair value	5,195	12	9,090	62
Economic	595	—	70	—

Total	$280,624	$26	$276,363	$(784)

Total derivatives excluding accrued interest		$26		$(784)
Accrued interest, net		56		(191)

Net derivative balances		$82		$(975)

Derivative assets		$333		$20
Derivative liabilities		(251)		(995)

Net derivative balances		$82		$(975)

The estimated fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

	September 30, 2007	December 31, 2006
Host contract:
Non-callable bonds	$6	$15

Total	$6	$15

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All derivative agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements.

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements that the Bank has transacted with counterparties for which the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2007, the Bank’s maximum credit risk, as defined above, was estimated at $333, including $149 of net accrued interest and fees receivable. At December 31, 2006, the Bank’s maximum credit risk was estimated at $20, including $1 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $286 and $19 as collateral from

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

counterparties as of September 30, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Note 10 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2007, and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities. The assumptions used in estimating the fair values of the Bank’s financial instruments are more fully discussed in Note 17 to the Financial Statements in the Bank’s 2006 Form 10-K.

The following tables show the estimated fair values of the Bank’s financial instruments at September 30, 2007, and December 31, 2006.

Fair Value of Financial Instruments – September 30, 2007
	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$9	$—	$9
Interest-bearing deposits in banks	14,226	—	14,226
Federal funds sold	15,861	—	15,861
Trading securities	60	—	60
Held-to-maturity securities	31,759	(415)	31,344
Advances	236,184	272	236,456
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,229	(147)	4,082
Accrued interest receivable	1,369	—	1,369
Derivative assets	333	—	333
Other assets	123	(60)	63

Total	$304,153	$(350)	$303,803

Liabilities
Deposits	$300	$—	$300
Consolidated obligations:
Bonds	219,723	(101)	219,824
Discount notes	68,027	(36)	68,063
Mandatorily redeemable capital stock	95	—	95
Accrued interest payable	2,257	—	2,257
Derivative liabilities	251	—	251
Other liabilities	706	—	706

Total	$291,359	$(137)	$291,496

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2006
	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,323	—	9,323
Securities purchased under agreements to resell	200	—	200
Federal funds sold	15,443	—	15,443
Trading securities	77	—	77
Held-to-maturity securities	30,348	(248)	30,100
Advances	183,669	184	183,853
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,630	(112)	4,518
Accrued interest receivable	1,078	—	1,078
Derivative assets	20	—	20
Other assets	119	(66)	53

Total	$244,915	$(242)	$244,673

Liabilities
Deposits	$598	$—	$598
Consolidated obligations:
Bonds	199,300	323	198,977
Discount notes	30,128	3	30,125
Mandatorily redeemable capital stock	106	—	106
Accrued interest payable	2,280	—	2,280
Derivative liabilities	995	—	995
Other liabilities	754	—	754

Total	$234,161	$326	$233,835

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,148,571 at September 30, 2007, and $951,990 at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $288,370 at September 30, 2007, and $230,622 at December 31, 2006. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $727 at September 30, 2007, and $3,289 at December 31, 2006. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were $1,237 at September 30, 2007, and $1,124 at December 31, 2006, and had original terms of 30 days to 10 years with the latest final expiration in 2017. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at September 30, 2007, and $2 at December 31, 2006. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of commitments and letters of credit was immaterial to the balance sheet as of September 30, 2007, and December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of September 30, 2007, the Bank had pledged as collateral securities with a carrying value of $175, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value of $687, of which $78 could not be sold or repledged and $609 could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At September 30, 2007, the Bank had committed to the issuance of $1,825 in consolidated obligation bonds and $1,000 in consolidated obligation discount notes. At December 31, 2006, the Bank had committed to the issuance of $175 in consolidated obligation bonds and $11 in consolidated obligation discount notes.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,390 at September 30, 2007, and $1,062 at December 31, 2006.

Other commitments and contingencies are discussed in Notes 4, 5, 6, 7, and 9.

Note 12 – Transactions with Certain Members and Other FHLBanks

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

	September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$8	$7
Interest-bearing deposits in banks	1,250	—
Federal funds sold	—	700
Held-to-maturity securities(1)	3,009	3,101
Advances	167,348	132,912
Mortgage loans held for portfolio	3,235	3,691
Accrued interest receivable	852	662
Derivative assets	1	1

Total	$175,703	$141,074

Liabilities:
Deposits	$23	$48
Derivative liabilities	29	70

Total	$52	$118

Notional amount of derivatives	$6,722	$9,474
Letters of credit	165	172

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest Income:
Interest-bearing deposits in banks	$10	$1	$10	$9
Federal funds sold	1	4	23	13
Held-to-maturity securities	36	36	107	98
Advances(1)	1,861	1,587	5,126	4,359
Mortgage loans held for portfolio	40	45	124	146

Total	$1,948	$1,673	$5,390	$4,625

Interest Expense:
Deposits	$—	$1	$—	$1
Consolidated obligations(1)	14	19	46	41

Total	$14	$20	$46	$42

Other (Loss)/Income
Net gain on derivatives and hedging activities	$45	$41	$41	$3

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

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

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in its member base and its members’ credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. The Bank may repurchase excess capital stock from members as their advances or balances of mortgage loans previously sold to the Bank decline. As a result of its financial strategies, the Bank has been able to achieve its housing mission by meeting member credit needs and paying market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank strives to pay a market-rate return on its members’ investment in the Bank’s capital stock. The Bank assesses the effectiveness of this policy by comparing the dividend rate on its capital stock to a benchmark calculated as the combined average for the dividend period of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s business and results of operations are sensitive to the condition of the mortgage markets, as well as to general business and economic conditions. These conditions, which may also affect the business and results of operations of the Bank’s members, include real estate values, short- and long-term interest rates, liquidity in the credit markets, and the strength of the United States economy and the local and regional economies in which the Bank’s members conduct business. In light of conditions in the financial markets during the third quarter of 2007, including events adversely affecting the mortgage and credit markets, the Bank experienced significant growth in assets, and in particular, advances to members. All advances were fully collateralized in accordance with the Bank’s credit and collateral requirements. Members increased advances for different reasons, including growth in their mortgage portfolios and increases in the cost or decreases in the availability of liquidity from other sources. Much of the growth in member advances was in maturities under one year. The growth in the Bank’s assets was accompanied by increases in the Bank’s consolidated obligations during the quarter, primarily short-term discount notes. In addition, the prevailing market conditions, especially the movement in interest rates during the quarter and the Bank’s lower funding costs relative to the London Interbank Offered Rate (LIBOR), favorably impacted the Bank’s profitability. At the same time, market interest rates and liquidity concerns in the credit markets had a net unfavorable impact on the fair value of the Bank’s hedging instruments and mortgage portfolio—mortgage-backed securities (MBS) and mortgage loans. These items are more thoroughly discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank’s dividend rate for the third quarter of 2007 was 5.26% (annualized), compared to 5.54% (annualized) for the third quarter of 2006. In the third quarter of 2007, the Bank paid 90% of its earnings excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”). In the third quarter of 2006, the Bank paid 94% of its earnings excluding the effects of SFAS 133.

The Bank’s dividend rate for the first nine months of 2007 was 5.10% (annualized), compared to 5.27% (annualized) for the first nine months of 2006. In the first nine months of 2007, the Bank paid 90% of its earnings excluding the effects of SFAS 133. In the first nine months of 2006, the Bank paid 94% of its earnings excluding the effects of SFAS 133.

The difference between the dividend rates for the third quarter and first nine months of 2007 compared to the same periods in 2006 reflects a lower net interest spread on the Bank’s combined mortgage loan and MBS portfolio, partially offset by a higher yield on invested capital during the third quarter and first nine months of 2007 compared to the same periods in 2006.

For the third quarter of 2007, net income decreased $5 million, or 4%, to $135 million from $140 million in the third quarter of 2006. The decrease primarily reflected differences in fair value adjustments, partially offset by growth in net interest income for the respective periods.

For the first nine months of 2007, net income rose $34 million, or 9%, to $421 million from $387 million in the first nine months of 2006. The increase primarily reflected growth in net interest income, as well as differences in fair value adjustments for the respective periods.

Net interest income for the third quarter of 2007 rose $30 million, or 14%, to $247 million from $217 million for the third quarter of 2006. Net interest income for the first nine months of 2007 rose $53 million, or 9%, to $664 million from $611 million for the first nine months of 2006. The increases in net interest income were primarily driven by the effect of higher interest rates on higher average capital balances and by higher advances balances. These increases were partially offset by lower net interest income on the Bank’s mortgage portfolio.

Net income also reflected fair value adjustments, primarily associated with derivatives and hedged items, after assessments (excluding the impact from net interest expense on derivative instruments used in economic hedges), which resulted in net fair value losses of $21 million in the third quarter of 2007, compared to net fair value gains of $3 million in the third quarter of 2006. Most of the net fair value losses in the third quarter of 2007 and most of the net fair value gains in the third quarter of 2006 consisted of unrealized fair value adjustments.

Fair value adjustments, primarily associated with derivatives and hedged items, after assessments (excluding the impact from net interest expense on derivative instruments used in economic hedges) resulted in net fair value losses of $5 million in the first nine months of 2007, compared to net fair value gains of $2 million in the first nine months of 2006. Most of the $5 million net fair value losses in the first nine months of 2007 consisted of unrealized fair value adjustments. Most of the $2 million net fair value gains in the first nine months of 2006 reflected net fair value gains on the termination of hedges related to consolidated obligations.

Nearly all of the Bank’s derivatives and hedged instruments are held to the maturity, call, or put date. For these derivatives and hedged items, net unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating a hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

During the first nine months of 2007, total assets grew $59.2 billion, or 24%, to $304.2 billion at September 30, 2007, from $244.9 billion at December 31, 2006, primarily because advances increased by $52.5 billion, or 29%, to $236.2 billion from $183.7 billion. Most of the growth in advances occurred in the third quarter of 2007, reflecting the prevailing conditions in the financial markets during the quarter, and was funded primarily by consolidated obligation discount notes.

In addition to the increase in advances, interest-bearing deposits in banks increased by $4.9 billion, or 53%, to $14.2 billion from $9.3 billion, and held-to-maturity securities increased by $1.4 billion, or 5%, to $31.8 billion from $30.4 billion.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Selected Balance Sheet Items at Quarter End
Total Assets	$304,153	$234,615	$246,906	$244,915	$231,719
Advances	236,184	171,019	177,455	183,669	174,538
Mortgage Loans	4,229	4,363	4,505	4,630	4,775
Held-to-Maturity Securities	31,759	30,154	30,120	30,348	29,824
Interest-Bearing Deposits in Banks	14,226	8,306	10,235	9,323	12,568
Federal Funds Sold	15,861	19,062	21,246	15,443	8,600
Consolidated Obligations:(1)
Bonds	219,723	194,305	202,437	199,300	197,711
Discount Notes	68,027	25,361	29,729	30,128	19,653
Capital Stock – Class B – Putable	12,629	9,782	10,898	10,616	10,301
Total Capital	12,794	9,954	11,053	10,754	10,437

Selected Operating Results for the Quarter
Net Interest Income	$247	$212	$205	$228	$217
Other (Loss)/Income	(39)	7	12	9	(3)
Other Expense	24	23	24	25	23
Assessments	49	52	51	57	51

Net Income	$135	$144	$142	$155	$140

Selected Other Data for the Quarter
Net Interest Margin	0.38%	0.37%	0.35%	0.38%	0.38%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.03	0.04	0.03
Return on Assets	0.20	0.25	0.24	0.26	0.24
Return on Equity	4.86	5.65	5.40	5.88	5.59
Annualized Dividend Rate	5.26	5.14	4.89	5.83	5.54
Spread of Dividend Rate to Dividend Benchmark(2)	0.73	0.61	0.42	1.44	1.21
Dividend Payout Ratio(3)	105.16	88.61	87.98	96.77	96.72

Selected Other Data at Quarter End
Capital to Assets Ratio(4)	4.24	4.29	4.52	4.44	4.55
Duration Gap (in months)	1	1	1	1	1

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Par amount
September 30, 2007	$1,148,571
June 30, 2007	970,857
March 31, 2007	951,470
December 31, 2006	951,990
September 30, 2006	958,023

(2)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(3)	This ratio is calculated as dividends declared per share divided by net income per share. This calculation has been modified for prior periods to exclude mandatorily redeemable capital stock (which is classified as a liability) and the dividends on that stock (which are classified as interest expense).
(4)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2007 and 2006, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the third quarter of 2007 compared to the third quarter of 2006 and for the first nine months of 2007 compared to the first nine months of 2006. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	September 30, 2007				September 30, 2006
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$10,965		$149	5.39%	$13,513		$181	5.31%
Securities purchased under agreements to resell	92		1	4.31	151		2	5.25
Federal funds sold	12,731		170	5.30	6,665		88	5.24
Trading securities:
MBS	61		1	6.50	100		2	7.93
Held-to-maturity securities:
MBS	26,991		365	5.37	26,814		344	5.09
Other investments	2,562		35	5.42	3,139		43	5.43
Mortgage loans	4,299		51	4.71	4,860		60	4.90
Advances(1)	201,276		2,742	5.40	173,566		2,351	5.37
Loans to other FHLBanks	6		—	2.43	3		—	0.48

Total interest-earning assets	258,983		3,514	5.38	228,811		3,071	5.32
Other assets(2)	4,334		—	—	2,119		—	—

Total Assets	$263,317		$3,514	5.29%	$230,930		$3,071	5.28%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$205,669		$2,736	5.28%	$196,851		$2,580	5.20%
Discount notes(1)	40,950		527	5.11	20,469		267	5.18
Deposits	213		2	3.73	419		5	4.73
Borrowings from other FHLBanks	4		—	5.36	2		—	5.27
Mandatorily redeemable capital stock	95		2	5.26	82		1	5.54
Other borrowings	30		—	5.16	21		1	5.42

Total interest-bearing liabilities	246,961		3,267	5.25	217,844		2,854	5.20
Other liabilities(2)	5,323		—	—	3,107		—	—

Total Liabilities	252,284		3,267	5.14	220,951		2,854	5.12
Total Capital	11,033		—	—	9,979		—	—

Total Liabilities and Capital	$263,317		$3,267	4.92%	$230,930		$2,854	4.90%

Net Interest Income			$247				$217

Net Interest Spread(3)				0.13%				0.12%

Net Interest Margin(4)				0.38%				0.38%

Total Average Assets/Capital Ratio(5)	23.7	x			23.0	x

Interest-earning Assets/Interest-bearing Liabilities	1.0	x			1.1	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$(32)	$(35)	$3
Securities purchased under agreements to resell	(1)	(1)	—
Federal funds sold	82	81	1
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	21	2	19
Other Investments	(8)	(8)	—
Mortgage loans	(9)	(7)	(2)
Advances(2)	391	377	14

Total interest-earning assets	443	408	35

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	156	117	39
Discount notes(2)	260	264	(4)
Deposits	(3)	(2)	(1)
Mandatorily redeemable capital stock	1	1	—
Other borrowings	(1)	(1)	—

Total interest-bearing liabilities	413	379	34

Net interest income	$30	$29	$1

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Nine months ended
	September 30, 2007				September 30, 2006
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$9,226		$370	5.36%	$10,558		$398	5.04%
Securities purchased under agreements to resell	324		13	5.36	855		29	4.53
Federal funds sold	13,000		517	5.32	11,151		402	4.82
Trading securities:
MBS	65		3	6.17	110		5	6.08
Held-to-maturity securities:
MBS	26,228		1,024	5.22	26,623		987	4.96
Other investments	2,751		112	5.44	3,012		114	5.06
Mortgage loans	4,433		162	4.89	5,005		185	4.94
Advances(1)	187,360		7,538	5.38	169,584		6,320	4.98
Loans to other FHLBanks	5		—	4.15	7		—	—

Total interest-earning assets	243,392		9,739	5.35	226,905		8,440	4.97
Other assets(2)	3,606		—	—	1,820		—	—

Total Assets	$246,998		$9,739	5.27%	$228,725		$8,440	4.93%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$202,001		$7,926	5.25%	$195,437		$7,082	4.84%
Discount notes(1)	29,128		1,128	5.18	20,213		729	4.82
Deposits	465		17	4.89	416		14	4.50
Borrowings from other FHLBanks	2		—	5.35	6		—	4.86
Mandatorily redeemable capital stock	98		4	5.10	67		3	5.27
Other borrowings	13		—	5.19	16		1	5.12

Total interest-bearing liabilities	231,707		9,075	5.24	216,155		7,829	4.84
Other liabilities(2)	4,660		—	—	2,673		—	—

Total Liabilities	236,367		9,075	5.13	218,828		7,829	4.78
Total Capital	10,631		—	—	9,897		—	—

Total Liabilities and Capital	$246,998		$9,075	4.91%	$228,725		$7,829	4.58%

Net Interest Income			$664				$611

Net Interest Spread(3)				0.11%				0.13%

Net Interest Margin(4)				0.36%				0.36%

Total Average Assets/Capital Ratio(5)	23.0	x			23.0	x

Interest-earning Assets/Interest-bearing Liabilities	1.1	x			1.0	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate

Interest-earning assets:
Interest-bearing deposits in banks	$(28)	$(52)	$24
Securities purchased under agreements to resell	(16)	(21)	5
Federal funds sold	115	71	44
Trading securities:
MBS	(2)	(2)	—
Held-to-maturity securities:
MBS	37	(15)	52
Other investments	(2)	(10)	8
Mortgage loans	(23)	(21)	(2)
Advances(2)	1,218	692	526

Total interest-earning assets	1,299	642	657

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	844	244	600
Discount notes(2)	399	342	57
Deposits	3	2	1
Mandatorily redeemable capital stock	1	1	—
Other borrowings	(1)	(1)	—

Total interest-bearing liabilities	1,246	588	658

Net interest income	$53	$54	$(1)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 38 basis points for the third quarter of 2007, unchanged from the third quarter of 2006. The net interest margin was 36 basis points for the first nine months of 2007, unchanged from the first nine months of 2006.

The net interest spread was 13 basis points for the third quarter of 2007, 1 basis point higher than the net interest spread for the third quarter of 2006, which was 12 basis points. The increase reflected higher net interest spreads on non-MBS investments and new advances, which were driven primarily by lower funding costs, relative to the LIBOR, during the third quarter of 2007 as events adversely affecting the financial markets led to higher demand for FHLBank consolidated obligations. The increase also reflected the impact of higher estimated prepayment speeds on MBS with purchase discounts during the third quarter of 2007, which resulted in a positive cumulative retrospective adjustment for the amortization of the purchase discounts from the acquisition dates of the MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). These increases were partially offset by a lower net interest spread on the Bank’s mortgage portfolio.

The net interest spread was 11 basis points for the first nine months of 2007, 2 basis points lower than the net interest spread for the first nine months of 2006, which was 13 basis points. The decrease was driven primarily by a lower net interest spread on the Bank’s mortgage portfolio. The lower net interest spread on the mortgage portfolio reflected the impact of higher estimated prepayment speeds on MBS with purchase premiums primarily during the first quarter of 2007, which resulted in an adverse cumulative retrospective adjustment for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS 91. These decreases were partially offset by a higher net interest spread on non-MBS investments, which was driven primarily by lower funding costs, relative to LIBOR, during the third quarter of 2007 as events adversely affecting the financial markets led to higher demand for FHLBank consolidated obligations.

Net Interest Income

Third Quarter of 2007 Compared to Third Quarter of 2006. Net interest income in the third quarter of 2007 was $247 million, a 14% increase from $217 million in the third quarter of 2006. The increase was driven primarily by the effect of higher interest rates on higher average capital balances and by higher average advances balances. These increases were partially offset by lower net interest income on the Bank’s mortgage portfolio.

Interest income on non-MBS investments—interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity—increased $41 million in the third quarter of 2007 compared to the third quarter of 2006. The increase consisted of a $37 million increase attributable to a 12% increase in average non-MBS investment balances and a $4 million increase. attributable to higher average yields on non-MBS investments.

Interest income from the mortgage portfolio increased $11 million in the third quarter of 2007 compared to the third quarter of 2006. The increase consisted of a $19 million increase attributable to higher average yields on MBS investments and a $1 million increase attributable to a 1% increase in average MBS outstanding, partially offset by a $7 million decrease attributable to a 12% decrease in average mortgage loans outstanding and a $2 million decrease attributable to lower average yields on mortgage loans. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $6 million in the third quarter of 2007 and increased interest income by $2 million in the third quarter of 2006.

Interest income from advances increased $391 million in the third quarter of 2007 compared to the third quarter of 2006. The increase consisted of a $377 million increase attributable to a 16% increase in average advances outstanding, reflecting higher member demand during the third quarter of 2007 relative to the third quarter of 2006, and a $14 million increase attributable to higher average yields because of increases in interest rates for new advances and adjustable rate advances repricing at higher rates.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 13%, resulting in a $416 million increase in interest expense for the third quarter of 2007 relative to the third quarter of 2006. Higher interest rates on consolidated obligations outstanding in the third quarter of 2007 compared to the third quarter of 2006 contributed $35 million to the increase in interest expense. Higher average consolidated obligation balances, which were issued primarily to finance the growth in advances, contributed $381 million to the increase in interest expense during the third quarter of 2007 relative to the third quarter of 2006.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006. Net interest income in the first nine months of 2007 was $664 million, a 9% increase from $611 million in the first nine months of 2006. The increase was driven primarily by the effect of higher interest rates on higher average capital balances and higher average advances balances. These increases were partially offset by lower net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91.

Interest income on non-MBS investments contributed $69 million to the increase in interest income in the first nine months of 2007 compared to the first nine months of 2006. The increase consisted of an $81 million increase attributable to higher average yields on non-MBS investments, partially offset by a $12 million decrease that was attributable to a 1% decrease in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $12 million in the first nine months of 2007 compared to the first nine months of 2006. The increase consisted of a $52 million increase attributable to higher average yields on MBS investments, partially offset by a $17 million decrease attributable to a 2% decrease in average MBS outstanding, a $21 million decrease attributable to an 11% decrease in average mortgage loans outstanding, and a $2 million decrease attributable to lower average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts primarily during the first and third quarters of 2007 from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $9 million in the first nine months of 2007 and increased interest income by $37,000 in the first nine months of 2006.

Interest income from advances increased $1,218 million, which consisted of a $692 million increase attributable to a 10% increase in average advances outstanding, reflecting higher member demand during the first nine months of 2007 relative to the first nine months of 2006, and a $526 million increase attributable to higher average yields because of increases in interest rates for new advances and adjustable rate advances repricing at higher rates.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 7%, resulting in a $1,243 million increase in interest expense for the first nine months of 2007 relative to the first nine months of 2006. Higher interest rates on consolidated obligations outstanding in the first nine months of 2007 compared to the first nine months of 2006 contributed $657 million to the increase in interest expense. Higher average consolidated obligation balances, which were issued primarily to finance growth in advances, contributed $586 million to the increase in interest expense during the first nine months of 2007 relative to the first nine months of 2006.

The growth in average interest-earning assets and net interest income during the third quarter of 2007 compared to the third quarter of 2006 and during the first nine months of 2007 compared to the first nine months of 2006 was driven primarily by member demand for advances. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income

Third Quarter of 2007 Compared to Third Quarter of 2006. Other (loss)/income was a net loss of $39 million in the third quarter of 2007 compared to a net loss of $3 million in the third quarter of 2006. The increased loss was the result of changes in fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133 and net interest expense on derivative instruments used in economic hedges.

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

In general, the Bank’s derivatives and hedged instruments are held to the maturity, call, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133-related income volatility during the third quarter of 2007 was primarily driven by (i) the significant change in short-term interest rates following the September 18, 2007, Federal Open Market Committee’s reduction in the Federal Funds target rate from 5.25% to 4.75%, and (ii) the changes in consolidated obligations rate levels, consolidated obligations spreads to LIBOR, and swap volatilities during the third quarter of 2007. The adverse fair value impact of SFAS 133 from the most recent changes in short-term interest rates is generally expected to reverse over the next few months as the floating-rate payments that the Bank makes on certain interest rate exchange agreements adjust downward to current market rates. The adverse impacts from the spread and volatility changes are also expected generally to reverse, either as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional fair value losses, but these fair value losses, if any, would generally be expected to reverse in the manner described above.

The ongoing impact of SFAS 133 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133. The effects of SFAS 133 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the third quarter of 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

(In millions)	Three months ended
	September 30, 2007					September 30, 2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges

Advances	$4	$—	$1	$1	$6	$5	$—	$(14)	$4	$(5)
Consolidated obligations	(58)	—	25	(13)	(46)	(13)	—	25	(12)	—
MBS	—	—	—	—	—	—	—	—	—	—

Total	$(54)	$—	$26	$(12)	$(40)	$(8)	$—	$11	$(8)	$(5)

During the third quarter of 2007, net losses on derivatives and hedging activities totaled $40 million compared to net losses of $5 million in the third quarter of 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $12 million in the third quarter of 2007 and $8 million in the third quarter of 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $12 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the third quarter of 2007 resulted in net losses of $28 million. The $28 million net losses consisted primarily of unrealized net losses of $33 million attributable to the hedges related to consolidated obligations and net fair value losses of $2 million on the termination of hedges related to advances, partially offset by unrealized net gains of $7 million attributable to the hedges related to advances.

Excluding the $8 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the third quarter of 2006 resulted in net gains of $3 million. The $3 million net gains consisted primarily of unrealized net gains of $12 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net losses of $9 million attributable to the hedges related to advances.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006. Other (loss)/income was a net loss of $20 million in the first nine months of 2007 compared to a net loss of $19 million in the first nine months of 2006. The loss in both periods consisted of net interest expense on derivative instruments used in economic hedges and fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133.

SFAS 133-related income volatility during the first nine months of 2007 was primarily driven by (i) the significant change in short-term interest rates following the September 18, 2007, Federal Open Market Committee’s reduction in the Federal Funds target rate from 5.25% to 4.75%, and (ii) the changes in consolidated obligations rate levels, consolidated obligations spreads to LIBOR, and swap volatilities during the third quarter of 2007. The adverse fair value impact of SFAS 133 from the most recent changes in short-term interest rates is generally expected to reverse over the next few months as the floating-rate payments that the Bank makes on certain interest rate exchange agreements adjust downward to current market rates. The adverse impacts from the spread and volatility changes are also expected generally to reverse, either as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional fair value losses, but these fair value losses, if any, would generally be expected to reverse in the manner described above.

In addition, SFAS 133-related income volatility included the impact of economic hedges from the first six months of 2007. These hedges do not qualify for hedge accounting treatment under SFAS 133. Economic hedges introduce the potential for earnings volatility because the changes in fair value recorded on the interest rate exchange agreements generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. These economic hedges are primarily transacted as non-SFAS 133-hedge qualifying at inception, but also occur when hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective hedge.

The ongoing impact of SFAS 133 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133. The effects of SFAS 133 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in the first nine months of 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

(In millions)	Nine months ended
	September 30, 2007					September 30, 2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges			Fair Value Hedges	Cash Flow Hedges	Economic Hedges

Advances	$3	$—	$2	$3	$8	$3	$—	$(7)	$4	$—
Consolidated obligations	(45)	—	34	(19)	(30)	(16)	(1)	23	(29)	(23)
MBS	—	—	—	—	—	—	—	1	—	1

Total	$(42)	$—	$36	$(16)	$(22)	$(13)	$(1)	$17	$(25)	$(22)

During the first nine months of 2007, net losses on derivatives and hedging activities totaled $22 million compared to net losses of $22 million in the first nine months of 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $16 million in the first nine months of 2007 and $25 million in the first nine months of 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $16 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments for the first nine months of 2007 resulted in net losses of $6 million. The $6 million net losses consisted primarily of unrealized net losses of $11 million attributable to the hedges related to consolidated obligations and net fair value losses of $1 million on the termination of hedges related to advances, partially offset by net gains of $6 million attributable to the hedges related to advances.

Excluding the $25 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments resulted in net gains of $3 million for the first nine months of 2006. The $3 million net gains consisted of unrealized net gains of $4 million attributable to the hedges related to consolidated obligations, net fair value gains of $2 million on the termination of hedges related to consolidated obligations, and unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading, partially offset by unrealized net losses of $4 million attributable to the hedges related to advances.

Return on Equity

Return on equity (ROE) was 4.86% (annualized) for the third quarter of 2007, a decrease of 73 basis points from the third quarter of 2006. This decrease reflected the 4% decline in net income, to $135 million in the third quarter of 2007 from $140 million in the third quarter of 2006, and the 11% growth in average capital, to $11.0 billion in the third quarter of 2007 from $10.0 billion in the third quarter of 2006.

ROE was 5.29% (annualized) for the first nine months of 2007, an increase of 6 basis points from the first nine months of 2006. This increase reflected the 9% rise in net income, to $421 million in the first nine months of 2007 from $387 million in the first nine months of 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 7%, to $10.6 billion in the first nine months of 2007 from $9.9 billion in the first nine months of 2006.

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

The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2007, advances maturing within five years totaled $226.7 billion, significantly in excess of the $0.3 billion of member deposits on that date. At December 31, 2006, advances maturing within five years totaled $175.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of September 30, 2007, and December 31, 2006, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. As SFAS 133 cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. As a result of the net unrealized losses that occurred during the third quarter of 2007, retained earnings restricted in accordance with this provision decreased to $9 million at September 30, 2007, as $23 million of previously restricted retained earnings was unrestricted and made available for dividends during the third quarter of 2007.

In addition to the SFAS 133 gains, the Bank holds other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. Effective January 1, 2007, the Bank’s Retained Earnings and Dividend Policy was amended to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $161 million at September 30, 2007, and $117 million at December 31, 2006. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target by the end of 2009.

The Bank’s dividend rate decreased to 5.26% (annualized) for the third quarter of 2007 from 5.54% (annualized) in the third quarter of 2006. The spread between the dividend rate and the dividend benchmark decreased to 0.73% for the third quarter of 2007 from 1.21% for the third quarter of 2006. In the third quarter of 2007, the Bank retained $16 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the third quarter of 2006, the Bank retained $8 million for the buildup of retained earnings, which was equal to 6% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 94% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 57 basis points in the third quarter of 2007 and by 32 basis points in the third quarter of 2006.

The Bank’s dividend rate decreased to 5.10% (annualized) for the first nine months of 2007 from 5.27% (annualized) in the first nine months of 2006. The spread between the dividend rate and the dividend benchmark decreased to 0.59% for the first nine months of 2007 from 1.17% for the first nine months of 2006. In the first nine months of 2007, the Bank retained $44 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. In the first nine months of 2006, the Bank retained $23 million for the buildup of retained earnings, which was equal to 6% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 94% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 56 basis points in the first nine months of 2007 and by 31 basis points in the first nine months of 2006.

In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate and the decrease in the spread between the dividend rate and the dividend benchmark for the third quarter and first nine months of 2007 compared to the same periods in 2006 reflect a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital, during the third quarter and first nine months of 2007 compared to the same periods in 2006.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2006 to 2005 – Dividends” in the Bank’s 2006 Form 10-K.

Financial Condition

Total assets were $304.2 billion at September 30, 2007, a 24% increase from $244.9 billion at December 31, 2006, reflecting increases in advances, interest-bearing deposits in banks, and held-to-maturity securities during the first nine months of 2007. Average total assets were $263.3 billion for the third quarter of 2007, a 14% increase compared to $230.9 billion for the third quarter of 2006. Average total assets were $247.0 billion for the first nine months of 2007, an 8% increase compared to $228.7 billion for the first nine months of 2006. These increases were primarily due to higher average advance balances.

Total liabilities were $291.4 billion at September 30, 2007, a 24% increase from $234.2 billion at December 31, 2006, reflecting increases in consolidated obligations outstanding from $229.4 billion at December 31, 2006, to $287.8 billion at September 30, 2007. The increase in consolidated obligations outstanding paralleled the increase in assets during the first nine months of 2007. Average total liabilities were $252.3 billion for the third quarter of 2007, a 14% increase compared to $221.0 billion for the third quarter of 2006. Average total liabilities were $236.4 billion for the first nine months of 2007, an 8% increase from $218.8 billion for the first nine months of 2006. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $246.6 billion in the third quarter of 2007 and $217.3 billion in the third quarter of 2006. Average consolidated obligations were $231.1 billion in the first nine months of 2007 and $215.7 billion in the first nine months of 2006.

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,148.6 billion at September 30, 2007, and $952.0 billion at December 31, 2006.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to maintain higher levels of capital, among other requirements. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions at other FHLBanks.

As of September 30, 2007, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of September 30, 2007, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. As of September 30, 2007, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2007, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment increased to $269.8 billion (89% of total assets) at September 30, 2007, from $213.3 billion (87% of total assets) at December 31, 2006, representing an increase of $56.5 billion, or 27%. The increase was primarily in advances, which increased $52.5 billion, or 29%, to $236.2 billion from $183.7 billion, reflecting higher demand for advances by the Bank’s members primarily during the third quarter of 2007. In addition to the increase in advances, non-MBS investments increased $3.5 billion, or 12%, to $32.0 billion from $28.5 billion.

Adjusted net interest income for this segment was $201 million in the third quarter of 2007, an increase of $28 million, or 16%, compared to $173 million in the third quarter of 2006. In the first nine months of 2007, adjusted net interest income for this segment was $560 million, an increase of $87 million, or 18%, compared to $473 million in the first nine months of 2006. The increases were primarily attributable to the effect of higher interest rates on higher average capital balances and higher average advances balances.

Adjusted net interest income for this segment represented 86% and 83% of total adjusted net interest income for the third quarter of 2007 and 2006, respectively, and 86% and 81% of total adjusted net interest income for the first nine months of 2007 and 2006, respectively.

Advances – Advances outstanding increased by $52.5 billion, or 29%, to $236.2 billion at September 30, 2007, from $183.7 billion at December 31, 2006. Members increased advances for different reasons, including growth in their mortgage portfolios and increases in the cost or decreases in the availability of liquidity from other sources. Of the $52.5 billion increase, $35.2 billion, or 67%, was attributable to an increase in advances outstanding to the Bank’s three largest members. The remaining increase reflected significant growth in advances outstanding to other members of varying asset sizes and charter types. In total, 161 institutions increased their advances during the first nine months of 2007, while 94 institutions decreased their advances.

During the first nine months of 2007, fixed rate advances increased by $43.6 billion and adjustable rate advances increased by $11.7 billion, while variable rate overnight advances decreased by $3.1 billion.

Advances outstanding included unrealized fair value gains of $148 million at September 30, 2007, and unrealized fair value losses of $176 million at December 31, 2006. The increase in the unrealized fair value gains of hedged advances from December 31, 2006, to September 30, 2007, was primarily attributable to lower short- to intermediate-term advance rates during the third quarter of 2007.

The components of the advances portfolio at September 30, 2007, and December 31, 2006, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2007	December 31, 2006
Standard advances:
Adjustable – LIBOR	$127,533	$112,163
Adjustable – other indices	2,371	2,677
Fixed	85,459	46,602
Daily variable rate	3,673	6,799

Subtotal	219,036	168,241

Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	15
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	5,700	9,074
Fixed – amortizing	683	803
Fixed with PPS(1)	4,429	1,915
Fixed – callable at member’s option	1,559	1,275
Fixed – putable at Bank’s option	3,944	2,157
Fixed – putable at Bank’s option with PPS(1)	664	368

Subtotal	16,999	15,607

Total par value	236,035	183,848
SFAS 133 valuation adjustments	148	(176)
Net unamortized premiums/(discounts)	1	(3)

Total	$236,184	$183,669

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Average advances were $201.3 billion in the third quarter of 2007, a 16% increase from $173.6 billion in the third quarter of 2006. Average advances were $187.4 billion in the first nine months of 2007, a 10% increase from $169.6 billion in the first nine months of 2006.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $32.0 billion as of September 30, 2007, an increase of $3.5 billion, or 12%, from $28.5 billion as of December 31, 2006. During the first nine months of 2007, interest-bearing deposits in banks increased $4.9 billion, Federal funds sold increased $0.4 billion, while commercial paper decreased $1.2 billion, holdings of discount notes issued by Fannie Mae and Freddie Mac decreased $0.3 billion, resale agreements decreased $0.2 billion, and housing finance agency bonds decreased $0.1 billion. The Bank increased its non-MBS investments to maintain financial leverage.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased $54.5 billion, or 27%, from $202.5 billion at December 31, 2006, to $257.0 billion at September 30, 2007, primarily to fund the growth in advances. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At September 30, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $269.1 billion, of which $50.6 billion were hedging advances and $218.5 billion were hedging consolidated obligations. At December 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.9 billion, of which $40.2 billion were hedging advances and $224.7 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The following table provides selected market interest rates as of the dates shown.

Market Instrument	September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
Federal Reserve target rate for overnight Federal funds	4.75%	5.25%	5.25%	4.25%
3-month Treasury bill	3.81	5.01	4.88	4.08
3-month LIBOR	5.23	5.36	5.37	4.54
2-year Treasury note	3.99	4.81	4.69	4.40
5-year Treasury note	4.26	4.69	4.58	4.35

Despite declining Treasury rates during the first nine months of 2007, the average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes issued on behalf of the Bank in the first nine months of 2007 was marginally higher than the cost of comparable bonds and discount notes issued in the first nine months of 2006 due to increased issuance volume and wider agency spreads to the Treasury benchmark.

The average relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first nine months of 2007 compared to the first nine months of 2006, reflecting strong investor demand for AAA-rated GSE debt, especially in the third quarter of 2007.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first nine months of 2007 and 2006.

	Spread of average cost of consolidated obligations to LIBOR for the nine months ended
(In basis points)	September 30, 2007	September 30, 2006
Consolidated obligation auctioned and negotiated bonds	–17.3	–16.6
Consolidated obligation auctioned discount notes	–27.6	–17.5

At September 30, 2007, the Bank had $122.6 billion of swapped non-callable bonds and $42.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 75% of the Bank’s total consolidated obligation bonds outstanding at September 30, 2007. At December 31, 2006, the Bank had $122.6 billion of swapped non-callable bonds and $43.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2006.

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

At September 30, 2007, assets associated with this segment were $34.3 billion (11% of total assets), an increase of $2.6 billion, or 8%, from $31.7 billion at December 31, 2006 (13% of total assets). The increase was due to higher investments in MBS, which grew $3.1 billion to $30.0 billion at September 30, 2007, from $26.9 billion at December 31, 2006, partially offset by lower mortgage loan balances, which decreased $0.4 billion to $4.2 billion at September 30, 2007, from $4.6 billion at December 31, 2006.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s last purchase commitment expired on February 15, 2007. Average mortgage loans decreased $0.6 billion to $4.3 billion in the third quarter of 2007 from $4.9 billion in the third quarter of 2006 and decreased $0.6 billion to $4.4 billion in the first nine months of 2007 from $5.0 billion in the first nine months of 2006.

In the third quarter of 2007, average MBS investments increased $0.2 billion to $27.1 billion compared to $26.9 billion in the third quarter of 2006 because of the growth in capital and the availability of MBS that met the Banks’ risk-adjusted spreads and credit enhancement requirements in the third quarter of 2007 relative to the third quarter of 2006. In the first nine months of 2007, average MBS investments decreased $0.4 billion to $26.3 billion in the first nine months of 2007 compared to $26.7 billion in the first nine months of 2006 because of the limited availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements in the first nine months of 2007 relative to the first nine months of 2006.

Adjusted net interest income for this segment was $34 million in the third quarter of 2007, a decrease of $2 million, or 6%, from $36 million in the third quarter of 2006. The decrease was primarily the result of a decline in the average profit spread on the mortgage portfolio, reflecting the unfavorable impact on financing costs of a relatively flat yield curve over the last two years. The decrease was partially offset by the impact of cumulative retrospective adjustments for the amortization of purchase discounts of the MBS in accordance with SFAS 91 due to higher estimated prepayment speeds on the MBS during the third quarter of 2007.

In the first nine months of 2007, adjusted net interest income for this segment was $88 million, a decrease of $25 million, or 22%, from $113 million in the first nine months of 2006. The decrease was primarily the result of a decline in the average profit spread on the mortgage portfolio, reflecting the unfavorable impact on financing costs of a relatively flat yield curve over the last two years. The decrease also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums during the first quarter of 2007 from the acquisition dates of the MBS in accordance with SFAS 91 due to higher estimated prepayment speeds on the MBS during the first quarter of 2007.

Adjusted net interest income for this segment represented 14% and 17% of total adjusted net interest income for the third quarter of 2007 and 2006, respectively, and 14% and 19% of total adjusted net interest income for the first nine months of 2007 and 2006, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Under the program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate and prepayment risks of the loans. The Bank and the member selling the loans share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2006 Form 10-K.

At September 30, 2007, and December 31, 2006, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2006 Form 10-K. Mortgage loan balances at September 30, 2007, and December 31, 2006, were as follows:

(In millions)	September 30, 2007	December 31, 2006
MPF Plus	$3,854	$4,210
Original MPF	394	438

Subtotal	4,248	4,648
Unamortized premiums	2	6
Unamortized discounts	(20)	(23)

Mortgage loans held for portfolio	4,230	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,229	$4,630

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.8 million at

September 30, 2007, and $0.7 million at December 31, 2006. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2006 Form 10-K.

At September 30, 2007, the Bank had 43 loans totaling $4 million classified as nonaccrual or impaired. Twenty-eight of these loans totaling $3 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $30.0 billion, or 232% of Bank capital (as defined by the Finance Board), at September 30, 2007, compared to $26.9 billion, or 248% of Bank capital, at December 31, 2006. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements during the first nine months of 2007. All MBS purchases during the first nine months of 2007 were agency and AAA-rated non-agency MBS. For all of the non-agency MBS purchases the Bank, on average, obtained an amount in excess of the credit enhancement required by the rating agencies for AAA-rated investments.

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

In addition, the Bank’s MBS portfolio included certain MBS classified as trading securities, which were marked to fair value through earnings to partially offset the mark-to-fair value of the associated interest rate exchange agreements, for net unrealized losses of $315,000 and $178,000 during the third quarter of 2007 and 2006, respectively, and for net unrealized losses of $362,000 and $8,000 during the first nine months of 2007 and 2006, respectively.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $2.6 billion, or 8%, from $31.7 billion at December 31, 2006, to $34.3 billion at September 30, 2007, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At September 30, 2007, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $11.6 billion, most of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At September 30, 2007, $11.1 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap, floor, corridor and collar agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2006 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of September 30, 2007, and December 31, 2006.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2007	December 31, 2006
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$29,857	$24,334
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	1,480	1,249
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	4,383	2,125
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	5,195	9,090
Subtotal Fair Value Hedges			40,915	36,798
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,226	2,552
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	175	75
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,310	—
Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	3,430	773
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Economic Hedge(1)	525	—
Subtotal Economic Hedges(1)			9,666	3,400
Total			50,581	40,198
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	113,355	118,131
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	3,244	1,800

(In millions)

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2007	December 31, 2006
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	8,210	6,377
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	43,666	48,566
Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	3,080	3,575
Subtotal Economic Hedges(1)			58,200	60,318
Total			171,555	178,449
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	38,616	39,638
Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	3,446	3,389
Total			42,062	43,027
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,423	2,253
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	12,645	11,067
Total			15,068	13,320
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	28	39
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	1,260	1,260
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	70	70
Total			1,330	1,330
Total Notional Amount			$280,624	$276,363

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

At September 30, 2007, the total notional amount of interest rate exchange agreements outstanding was $280.6 billion, compared with $276.4 billion at December 31, 2006. The $4.2 billion increase in the notional amount of derivatives during the first nine months of 2007 was primarily due to a $10.3 billion increase in interest rate swaps used to hedge the market risk of fixed rate advances, partially offset by a $6.1 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of September 30, 2007, and December 31, 2006.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

September 30, 2007

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$40,915	$(137)	$148	$11
Non-callable bonds	113,355	227	(286)	(59)
Callable bonds	38,616	(100)	60	(40)

Subtotal	192,886	(10)	(78)	(88)

Not qualifying for hedge accounting (economic hedges):
Advances	9,666	2	—	2
Non-callable bonds	56,156	27	—	27
Non-callable bonds with embedded derivatives	2,044	(6)	—	(6)
Callable bonds	3,436	(9)	—	(9)
Callable bonds with embedded derivatives	10	—	—	—
Discount notes	15,068	22	—	22
MBS – trading	28	—	—	—
Intermediated	1,330	—	—	—

Subtotal	87,738	36	—	36

Total	$280,624	$26	$(78)	$(52)

December 31, 2006

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$36,798	$182	$(176)	$6
Non-callable bonds	118,131	(606)	565	(41)
Callable bonds	39,638	(353)	335	(18)

Subtotal	194,567	(777)	724	(53)

Not qualifying for hedge accounting (economic hedges):
Advances	3,400	—	—	—
Non-callable bonds	55,238	(6)	—	(6)
Non-callable bonds with embedded derivatives	5,080	(15)	—	(15)
Callable bonds	3,364	(28)	—	(28)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	13,320	41	—	41
MBS – trading	39	—	—	—
Intermediated	1,330	1	—	1

Subtotal	81,796	(7)	—	(7)

Total	$276,363	$(784)	$724	$(60)

The estimated fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	September 30, 2007	December 31, 2006
Host contract:
Non-callable bonds	$6	$15

Total	$6	$15

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

SFAS 133-related income volatility during the first nine months of 2007 was primarily driven by (i) the significant change in short-term interest rates following the September 18, 2007, Federal Open Market Committee’s reduction in the Federal Funds target rate from 5.25% to 4.75%, and (ii) the changes in consolidated obligations rate levels, consolidated obligations spreads to LIBOR, and swap volatilities during the third quarter of 2007. The adverse fair value impact of SFAS 133 from the most recent changes in short-term interest rates is generally expected to reverse over the next few months as the floating-rate payments that the Bank makes on certain interest rate exchange agreements adjust downward to current market rates. The adverse impacts from the spread and volatility changes are also expected generally to reverse, either as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional fair value losses, but these fair value losses, if any, would generally be expected to reverse in the manner described above.

In addition, SFAS 133-related income volatility included the impact of economic hedges from the first six months of 2007. These hedges do not qualify for hedge accounting treatment under SFAS 133. Economic hedges introduce the potential for earnings volatility because the changes in fair value recorded on the interest rate exchange agreements generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. These economic hedges are primarily transacted as non-SFAS 133-hedge qualifying at inception, but also occur when hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective hedge.

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

Credit Exposure to Derivatives Counterparties

(In millions)

September 30, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$260,467	$289	$246	$43
A	19,492	34	30	4

Subtotal	279,959	323	276	47
Member institutions(2)	665	10	10	—

Total derivatives	$280,624	$333	$286	$47

December 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$179,874	$1	$—	$1
A	95,824	—	—	—

Subtotal	275,698	1	—	1
Member institutions(2)	665	19	19	—

Total derivatives	$276,363	$20	$19	$1

(1)	Includes notional amounts of derivatives contracts outstanding totaling $1.5 billion at September 30, 2007, and $1.9 billion at December 31, 2006, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At September 30, 2007, the Bank had a total of $280.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$280.0 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Nine of these counterparties made up 81% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 16% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $29.2 billion of derivatives outstanding at September 30, 2007, were affiliates of members, and one counterparty, with $1.5 billion outstanding at September 30, 2007, was a member of the Bank.

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

Gross credit exposure on derivatives contracts at September 30, 2007, was $333 million, which consisted of:

•

$323 million of gross credit exposure on open derivatives contracts with nine derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $47 million.

•

$10 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three non-derivatives dealer member counterparties, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $323 million at September 30, 2007, and $1 million at December 31, 2006. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because a legal right of offset exists with each counterparty.

The Bank’s gross credit exposure grew $313 million from December 31, 2006, to September 30, 2007. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2006, to September 30, 2007, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties increased $4.2 billion from December 31, 2006, to September 30, 2007. The increase was primarily was primarily due to a $10.4 billion increase in interest rate swaps used to hedge the market risk of fixed rate advances, partially offset by a $6.1 billion decrease in interest rate exchange agreements that hedge various types of consolidated obligations. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2007, and December 31, 2006.

Concentration of Derivatives Counterparties

(Dollars in millions)			September 30, 2007		December 31, 2006
Derivatives Counterparty	Credit Rating		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
JPMorgan Chase Bank, N.A.	AA	(1)	$45,914	16%	$47,914	17%
Deutsche Bank AG	AA		44,614	16	36,810	13
Barclays Bank PLC	AA		28,079	10	18,407	7
Merrill Lynch Capital Services	AA	(2)	23,685	9	29,555	11

Subtotal			142,292	51	132,686	48
Others			138,332	49	143,677	52

Total			$280,624	100%	$276,363	100%

(1)	The credit rating for JPMorgan Chase Bank, N.A., was single-A at December 31, 2006.
(2)	The credit rating for Merrill Lynch Capital Services was downgraded to single-A, effective October 24, 2007.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first nine months of 2007. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2006 Form 10-K.

Capital

Total capital as of September 30, 2007, was $12.8 billion, a 19% increase from $10.8 billion as of December 31, 2006. The increase primarily reflects additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2007, and December 31, 2006.

Regulatory Capital Requirements

	September 30, 2007		December 31, 2006

(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,387	$12,894	$1,182	$10,865
Total capital-to-assets ratio	4.00%	4.24%	4.00%	4.44%
Total regulatory capital	$12,166	$12,894	$9,797	$10,865
Leverage ratio	5.00%	6.36%	5.00%	6.65%
Leverage capital	$15,208	$19,341	$12,246	$16,298

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

As discussed in the Bank’s 2006 Form 10-K, the Bank holds a security interest in subprime residential mortgage loans pledged as collateral. At September 30, 2007, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2006 Form 10-K. In addition, the Bank prohibits the purchase of MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition – Segment Information – Mortgage-Related Business – MBS Investments” in the Bank’s 2006 Form 10-K.

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of September 30, 2007, and December 31, 2006. Most of the credit outstanding and collateral borrowing capacity are with members that have the Bank’s top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns to each member an internal rating from one to ten, with one as the highest rating. Changes in the number of members in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality ratings of current members based on the analysis discussed above.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

September 30, 2007

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(1)
Member Credit Quality Rating	Number	Number	Credit Outstanding(2)	Total	Used
1-3	287	216	$222,722	$305,529	73%
4-6	111	59	16,430	25,664	64
7-10	5	2	8	11	73

Total	403	277	$239,160	$331,204	72%

December 31, 2006

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(1)
Member Credit Quality Rating	Number	Number	Credit Outstanding(2)	Total	Used
1-3	309	229	$184,481	$285,446	65%
4-6	77	35	1,336	2,921	46
7-10	1	1	4	5	80

Total	387	265	$185,821	$288,372	64%

(1)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
(2)	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,148.6 billion at September 30, 2007, and $952.0 billion at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $288.4 billion at September 30, 2007, and $230.6 billion at December 31, 2006. At September 30, 2007, the Bank had committed to the issuance of $1.8 billion in consolidated obligation bonds and $1.0 billion in consolidated obligation discount notes. At December 31, 2006, the Bank had committed to the issuance of $175 in consolidated obligation bonds and $11 in consolidated obligation discount notes. For additional information on the Bank’s joint and several liability contingent obligation, see Note 10 and Note 18 to the Financial Statements in the Bank’s 2006 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These advance commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2007, the Bank had $0.7 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. At December 31, 2006, the Bank had $3.3 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at September 30, 2007, and December 31, 2006.

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

Market risk identification and measurement are primarily accomplished through (i) market value sensitivity analyses, (ii) net interest income sensitivity analyses, and (iii) repricing gap analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or Board of Directors, along with a corrective action plan if applicable.

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

Interest Rate Scenario(1)	September 30, 2007	December 31, 2006
+200 basis-point change	–5.5%	–4.0%
+100 basis-point change	–2.7	–1.8
–100 basis-point change	+2.6	+1.3
–200 basis-point change	+3.6	+1.9

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show more sensitivity as of September 30, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of September 30, 2007, were 60 basis points lower for terms of 1 year, 53 basis points lower for terms of 5 years, and 46 basis points lower for terms of 10 years. The measured increase in market value sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage-related portfolio.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –175 basis points. Results of simulations as of September 30, 2007, showed that the estimated adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –20 basis points, well within the policy limit of –175 basis points.

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

Repricing Gap Analysis

As of September 30, 2007

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$31,960	$—	$—	$—
Advances	198,094	6,450	28,379	3,261
Other assets	1,673	—	—	—

Total Assets	231,727	6,450	28,379	3,261

Liabilities
Consolidated obligations:
Bonds	65,033	32,524	81,326	14,602
Discount notes	59,606	769	—	—
Deposits	300	—	—	—
Mandatorily redeemable capital stock	—	—	95	—
Other liabilities	2,061	—	—	707

Total Liabilities	127,000	33,293	81,421	15,309

Interest rate exchange agreements	(96,068)	27,470	57,053	11,545

Periodic gap of advances-related business	8,659	627	4,011	(503)

Mortgage-related business:
Assets
MBS	9,611	2,575	13,635	4,134
Mortgage loans	254	276	1,616	2,083
Other assets	152	—	—	—

Total Assets	10,017	2,851	15,251	6,217

Liabilities
Consolidated obligations:
Bonds	3,544	3,708	12,684	6,302
Discount notes	7,520	132	—	—
Other liabilities	446	—	—	—

Total Liabilities	11,510	3,840	12,684	6,302

Interest rate exchange agreements	629	1,589	(2,013)	(205)

Periodic gap of mortgage-related business	(864)	600	554	(290)

Total periodic gap	7,795	1,227	4,565	(793)

Cumulative gap	$7,795	$9,022	$13,587	$12,794

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was one month at September 30, 2007, and one month at December 31, 2006.

Total Bank Duration Gap Analysis

	September 30, 2007		December 31, 2006
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$304,153	5	$244,915	5
Liabilities	291,359	4	234,161	4

Net	$12,794	1	$10,754	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of September 30, 2007, in “Repricing Gap Analysis” above shows that approximately $8.7 billion of net assets for the advances-related business (68% of capital) were scheduled to mature or reprice in the six-month period following September 30, 2007, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business segment.

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

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small. Any MPF loans acquired are long-term fixed rate mortgage assets, resulting in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of September 30, 2007, and December 31, 2006.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2007	December 31, 2006
+200 basis-point change	–4.2%	–2.0%
+100 basis-point change	–2.1	–0.9
–100 basis-point change	+1.9	+0.4
–200 basis-point change	+2.2	+0.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the contribution of the mortgage-related business to the sensitivity of the market value of equity to changes in interest rates show more adverse sensitivity to changes in rates as of September 30, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of September 30, 2007, were 60 basis points lower for terms of 1 year, 53 basis points lower for terms of 5 years, and 46 basis points lower for terms of 10 years. The increase in market value sensitivity is primarily attributable to the recent widening of market spreads within the mortgage portfolio.

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

The Bank’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Controller as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the third quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2007.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)