Form 10-K
period 2007-12-31
Federal Home Loan Bank of San Francisco
filed 2008-03-28
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Act.    ☐   Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the stock held by members of the registrant was approximately $9,782 million. At February 29, 2008, 134,974,946 shares of stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Federal Home Loan Bank of San Francisco

2007 Annual Report on Form 10-K

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

Our members are financial services firms from a number of different sectors. As of December 31, 2007, the Bank’s membership consisted of 266 commercial banks, 97 credit unions, 28 savings institutions, 11 thrift and loan companies, and 3 insurance companies. Their principal places of business are located in Arizona, California, or Nevada, the three states that make up the 11th District of the FHLBank System, but many do business in other parts of the country. Members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States.

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

As a cooperatively-owned wholesale bank, we require our members to purchase capital to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are close to U.S. Treasury security yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.

We also invest in AAA-rated mortgage-backed securities (MBS) up to the current regulatory limit of three times capital and maintain a limited portfolio of residential mortgage loans purchased from members. While these mortgage assets increase our earnings, they also modestly increase our interest rate risk exposure. These mortgage portfolios, however, help provide us with the financial flexibility to compete aggressively for our members’ wholesale borrowing business and pay a market-rate dividend.

This business model, approved by our Board of Directors, has worked well over the past several years. Our Board of Directors has adopted a policy that balances the trade-off between credit prices and dividend yields. We keep advances prices low and assess the effectiveness of our low-cost credit policy by comparing our members’ total borrowings from us to their use of other wholesale credit sources. We also strive to pay a market-rate return on our members’ investment in the Bank’s capital. We assess the effectiveness of our market-rate return policy by comparing our dividend rate to a benchmark calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals.

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

Products and Services

Advances.  We offer our members a wide array of fixed and adjustable rate loans, called advances, with maturities ranging from one day to 30 years. Our advance products are designed to help members compete effectively in their markets and meet the credit needs of their communities. For members that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgages. As a result, advances support a variety of housing market segments, including those focused on low-and moderate-income households. For members that sell or securitize mortgages and other assets, advances can provide interim funding.

Our credit products also help members with asset-liability management. Members can use a variety of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member’s option and advances with embedded option features (such as caps, floors, corridors, and collars), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with embedded caps in portfolio.

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, corridors, and collars, and call and put options);

•	advances with standard indices that are averaged;

•	amortizing advances;

•

advances with partial prepayment symmetry. (Partial prepayment symmetry means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting derivative transaction with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2007, customized advances represented 7% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. We have never experienced a credit loss on an advance.

To determine the maximum amount and term of the advances we will make to a member, we assess the member’s creditworthiness and financial condition. We may review and change the maximum amount and term of advances available to members at any time. We also assign a value to the collateral pledged to the Bank and conduct periodic collateral field reviews to establish the amount we will lend against each collateral type for each member (known as the “borrowing capacity”). We monitor and review each member’s collateral requirements and borrowing capacity on a daily basis.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, mortgage-backed securities, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2007 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $599 million or less.

We conduct collateral field reviews every six months to three years, depending on the risk profile of the member and the pledged collateral. During the review, we examine a statistical sample of each member’s pledged loans to validate loan ownership and to confirm that the critical legal documents are available to the Bank. As part of the loan examination, we also identify applicable secondary market discounts in order to assess salability and liquidation risk and value.

We collect collateral data from each member on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to each type of collateral pledged by the member. Borrowing capacities include a margin that incorporates components for assignment of value, secondary market discounts for credit attributes and defects, potential risks and estimated costs to liquidate, and the risk of a decline in the value of the collateral.

In general, our maximum borrowing capacities range from 25% to 100% of the value assigned to the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while small business loans have a maximum borrowing capacity of 25%. Securities pledged as collateral typically have higher borrowing capacities (up to 99.5%) compared to first lien residential mortgage loans (up to 83%) and other loans (up to 65%) because securities tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged.

Other factors that we consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

We perfect our security interest in securities collateral by taking delivery of all securities at the time they are pledged. We perfect our security interest in loan collateral by filing a UCC-1 financing statement for each member pledging loans. We may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates below a certain level). In addition, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

As of December 31, 2007, we had $251.0 billion of advances outstanding. For members with credit outstanding, the total borrowing capacity of pledged collateral as of that date was $346.4 billion. For the year ended December 31, 2007, we had average advances of $201.7 billion and average collateral pledged with an estimated borrowing capacity of $303.1 billion.

Based on the collateral held as security for advances, our policies and procedures for managing credit risk, and the fact that we have never had a credit loss on an advance, we have not established a loan loss allowance for advances.

When a member prepays an advance prior to original maturity, we may charge the member a prepayment fee, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds, which enables us to be financially indifferent to the prepayment of the advance. In 2007, 2006, and 2005, members prepaid advances with principal amounts of $1.7 billion, $0.3 billion, and $1.2 billion, respectively, and the Bank received $1 million, $1 million, and $1 million, respectively, in prepayment fees, net of any prepayment credits.

At December 31, 2007, we had a concentration of advances totaling $174.0 billion outstanding to three members, representing 70% of total advances outstanding. Advances held by these three members generated approximately $7.3 billion, or 69%, of advances interest income before the impact of interest rate exchange agreements in 2007. Because of this concentration in advances, we have implemented enhanced credit and collateral review procedures for these members. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these members.

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

Standby Letters of Credit.  We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes and to secure certain state and local agency deposits. Our underwriting and collateral requirements for standby letters of credit are the same as our underwriting and collateral requirements for advances. As of December 31, 2007, we had $1.2 billion in standby letters of credit outstanding.

Investments.  We invest in high-quality financial instruments to facilitate our role as a cost-effective provider of credit and liquidity to members. We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. Our investments also include housing finance agency bonds, limited to those issued by housing finance agencies located in the 11th District of the FHLBank System (Arizona, California, and Nevada). Currently, these bonds are all AAA- or AA-rated mortgage revenue bonds (federally taxable) that are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance.

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

Affordable Housing Program.  Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year’s income for the AHP, to be awarded in the following year. Since 1990, we have awarded $473 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 81,000 affordable homes.

We allocate at least 65% of our annual AHP subsidy to our competitive AHP, under which applications for specific owner-occupied and rental housing projects are submitted by members and are evaluated and scored by the Bank in a competitive process that occurs twice a year. All subsidies for the competitive AHP are funded to affordable housing sponsors or developers through our members in the form of direct subsidies or subsidized advances.

We allocate up to 35% of our annual AHP subsidy to our homeownership set-aside programs, under which members reserve funds from the Bank to be used as matching grants for eligible homebuyers. In addition to the existing set-aside programs, the Individual Development and Empowerment Account Program and the Workforce Initiative Subsidy for Homeownership Program, the Bank is developing a pilot set-aside program, the Homeownership Preservation Subsidy (HPS) Program. Designed as a long-term solution for low- to moderate-income homeowners who are at risk of foreclosure because of unaffordable increases in their monthly mortgage payments, the program will provide matching grants to help member financial institutions restructure eligible adjustable rate mortgages into affordable 30-year fixed rate loans.

Discounted Credit Programs.  We offer members two discounted credit programs available in the form of advances and standby letters of credit. Members may use the Community Investment Program to fund mortgages for low- and moderate-income households, to finance first-time homebuyer programs, to create and maintain affordable housing, and to support other eligible lending activities related to housing for low- and moderate-income families. Members may use the Advances for Community Enterprise (ACE) Program to fund projects and activities that create or retain jobs or provide services or other benefits for low- and moderate-income people and communities. Members may also use ACE funds to support eligible community lending and economic development, including small business, community facilities, and public works projects.

In addition, in March 2008, the Bank introduced a discounted credit program available in the form of advances, the Homeownership Preservation Advance Program, which may be used by members to modify or refinance mortgage loans to low- and moderate-income homeowners who may be at risk of losing their primary residence because of delinquency or default on their mortgage loan.

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes issued through the Office of Finance using authorized securities dealers. As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Finance Board’s regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see Note 19 to the Financial Statements. The Finance Board has never called on us to repay the principal or interest on any other FHLBank’s consolidated obligations. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations like federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s Investors Service has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

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

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of discount notes with the same maturities to be offered for sale for their benefit the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100% of the proceeds of the discount notes issued via this sales process depending on: (i) the maximum costs we or other FHLBanks participating in the same discount note issuance, if any, are willing to pay for the discount notes; (ii) the order amounts for the discount notes submitted by underwriters; and (iii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.

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

The mortgage-related business consists of MBS investments, mortgage loans previously acquired through the Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago), the consolidated obligations specifically identified as funding those assets, and related hedging instruments. On October 6, 2006, we announced that we would no longer offer new commitments to purchase mortgage loans from our members, but that we would retain our existing portfolio of mortgage loans. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans we hold and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

Additional information about business segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in Note 16 to the Financial Statements.

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements (exchange agreements), also known as “derivatives,” as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. The types of exchange agreements we may enter into include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap, floor, corridor, and collar agreements.

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

At December 31, 2007, the total notional amount of our outstanding exchange agreements was $297.2 billion. The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction.

We are subject to credit risk in derivatives transactions in which we have an unrealized fair value gain because of the potential nonperformance by the derivatives counterparty. We seek to reduce this credit risk by executing derivatives transactions only with highly rated financial institutions. In addition, the legal agreements governing our derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted and require each counterparty to deliver high quality collateral to us once a specified net unsecured credit exposure is reached. At December 31, 2007, the Bank’s maximum credit exposure related to exchange agreements was approximately $1.1 billion; taking into account the delivery of required collateral, the net unsecured credit exposure was approximately $217 million.

We measure the market risk of derivatives on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was 2 months at December 31, 2007. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

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

Under the FHLBank Act and Finance Board regulations, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The three members of the Bank with the greatest amounts of advances outstanding as of December 31, 2007, have had and continue to have affiliated institutions that are members of other FHLBanks, and these members may have access, through their affiliates, to funding from those other FHLBanks.

Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members’ specific requests on a timely basis, dividends, retained earnings policy, and capital stock requirement.

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

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost.

Regulatory Oversight, Audits, and Examinations

The FHLBanks are supervised and regulated by the Finance Board, an independent agency in the executive branch of the U.S. government that is supported entirely by assessments from the 12 FHLBanks. The Finance Board is charged with ensuring that the FHLBanks carry out their housing finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Board also establishes regulations governing the operations of the FHLBanks. Under the FHLBank Act, the Finance Board is responsible for appointing 6 of the Bank’s 14 directors.

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

Our Board of Directors has an audit committee, and we have an internal audit department. An independent registered public accounting firm audits our annual financial statements. The independent registered public accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Bank, the Finance Board, and Congress all receive the audit reports.

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

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

The Secretary of the Treasury, or a permitted designee, is authorized under the combined provisions of the Government Corporations Control Act and the FHLBank Act to prescribe: the form, denomination, maturity, interest rate, and conditions to which the FHLBank debt will be subject; the way and time the FHLBank debt is issued; and the price for which the FHLBank debt will be sold. The FHLBank Act also authorizes the Secretary of the Treasury to purchase FHLBank debt up to an aggregate principal amount of $4.0 billion pursuant to the standards and terms of the FHLBank Act.

All of the FHLBanks’ financial institution members are subject to federal and/or state laws and regulations, and changes to these laws or regulations or to related policies might also adversely or favorably affect the business of the 12 FHLBanks.

Employees

We had 270 employees at December 31, 2007. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

We may not be able to pay dividends to our members or redeem or repurchase any shares of our capital stock if the principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full. If another FHLBank defaults on its obligation to pay principal or interest on any consolidated obligations, the Finance Board regulations provide that the Finance Board may allocate outstanding principal and interest payments among one or more of the remaining FHLBanks on a pro rata basis or any other basis the Finance Board may determine. Our ability to pay dividends to our members or redeem or repurchase any shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

Our funding depends on our ability to access the capital markets.

Our primary source of funds is the sale of FHLBank System consolidated obligations in the capital markets, including the short-term discount notes market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and the effects of reduced liquidity in the financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on acceptable terms, if at all. If we cannot access funding when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and our ability to fund advances or pay dividends to our members.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations have been rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s Ratings Services (Standard & Poor’s). Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our cost of funds and ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of our ability to issue consolidated obligations could also adversely affect our financial condition and results of operations and restrict our ability to make advances on acceptable terms or pay dividends to our members.

We rely on derivative instrument transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties may adversely affect our ability to enter into derivative instrument transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative instrument transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have the highest long-term credit ratings of Aaa from Moody’s and AAA from Standard & Poor’s. All of our derivatives counterparties currently have high long-term credit ratings from Moody’s and Standard & Poor’s. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative instrument transactions with acceptable parties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs. This could negatively affect our financial condition and results of operations and impair our ability to make advances on acceptable terms or pay dividends to members.

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

Changes in the perception of GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, and future dividend payments.

Many GSEs, such as Fannie Mae, Freddie Mac, and the FHLBank System, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. Negative accounting and other announcements by Fannie Mae and Freddie Mac can create pressure on debt pricing, as investors may perceive their debt instruments as bearing increased risk. Restatements and related announcements by some FHLBanks may contribute to this pressure on FHLBank debt pricing.

As a result of this growth and possible increase in risk, the FHLBank System may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this decrease in net interest margin, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could also negatively affect our financial condition, results of operations, and our ability to pay dividends to our members.

Changes in interest rates could significantly affect our financial condition, results of operations, or our ability to fund advances on acceptable terms, pay dividends to our members, or redeem or repurchase our capital stock.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations, and our ability to fund advances on acceptable terms, pay dividends to our members, and redeem or repurchase capital stock. Moreover, the impact of changes in interest rates can be exacerbated by prepayment and extension risks, which are, respectively, the risks that mortgage-related assets will be refinanced by the mortgagor in low interest rate environments and will remain outstanding longer than expected at below-market yields when interest rates increase.

We have a high concentration of advances and capital with three members, and a loss or change of business activities with any of these members could adversely affect our results of operations, financial condition, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

We have a high concentration of advances and capital with three of our members. The loss of any of these members could result in a reduction of our total assets, capital, net income, and rate of dividends paid to our members. If one or more of these members were to prepay its advances (subject to our limitations on the amount of advances prepayments from a single member in a day or a month) or repay the advances as they came due, and no other advances were made to replace them, it could result in a reduction of our assets, capital and net income. The timing and magnitude of the impact of a reduction in the amount of advances to these members would depend on a number of factors, including:

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

The prepayment of a large amount of advances could also affect the rate of dividends paid to our members, depending on how effectively we reduced our operating expenses as assets decrease, and our ability to redeem or repurchase capital stock.

Our exposure to credit risk could adversely affect our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase our capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions, which are currently perceived to present a higher degree of risk because of the ongoing housing market crisis, which has resulted in increased foreclosures and mortgage payment delinquencies, and because of reduced liquidity in the financial markets. A credit loss, if material, could have an adverse effect on our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

We are subject to increased credit risk exposures related to Alt-A mortgage loans that back some of our MBS investments, and increased delinquency rates and credit losses on the mortgage loans could adversely affect the cash flows from our MBS investments.

We invest in MBS backed by Alt-A mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. If delinquency and loss rates on Alt-A mortgages increase, or there are further declines in residential real estate values, our MBS investments could experience losses in excess of the credit enhancement structure, which could have an adverse effect on our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

We depend upon institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our results of operations or financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. The primary exposures to institutional counterparty risk are with: obligations of mortgage servicers that service the loans we hold as collateral on advances; third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; third-party providers of supplemental mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program; and derivatives counterparties. The liquidity and financial condition of some of our counterparties, including mortgage insurers and bond insurers, have been adversely affected by the reduction of liquidity in the financial markets and the housing market crisis. A default by a counterparty with significant obligations to the Bank could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

A failure in our pledged collateral protection could adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase our capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral, generally based on a percentage of the value we assign to the collateral. If it turns out that the market value of the collateral was less than the value we assigned, or the value of the collateral declines before or after an event of default by the member, or we are unable to liquidate the collateral in the event of a default by the member, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members may have access to alternative funding sources, including independent access to the national and global credit markets, including the covered bond market. These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, ability to pay dividends to our members, or ability to redeem or repurchase capital stock.

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

Our members are all highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use the Bank’s products and services. Regulatory changes that make it less attractive to hold Bank stock or use the Bank’s products and services could negatively affect our financial condition, results of operations, or ability to pay dividends to our members.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advance and hedging activities. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our ability to fund advances, member relations, risk management, and profitability, which could negatively affect our financial condition, results of operations, and ability to pay dividends to our members.

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

Our business and results of operations are sensitive to the condition of the real estate markets, as well as general business and economic conditions. These conditions, which may also affect our members’ business and results of operations, include real estate values, mortgage originations, short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business. If any of the current economic conditions deteriorate further, our business and results of operations could be adversely affected. For example, a prolonged economic downturn could result in deterioration in our members’ credit characteristics, which could cause them to become delinquent or default on their advances. In addition, further weakening real estate prices and adverse performance trends in the prime, Alt-A, and subprime residential mortgage lending sector could reduce the value of collateral securing member credit obligations to the Bank. This could increase the possibility of under-collateralization and increase the risk of loss in case of the failure of a member.

Our business and results of operations are also significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends to our members.

The Finance Board has previously stated that it intends to address retained earnings in a future rule-making.

The Finance Board staff has previously stated that it is exploring and developing a proposal for a more robust risk-based capital requirement. If and when this rule is issued, it may require an increase in the amount of the Bank’s retained earnings and may reduce the Bank’s dividend for some period of time. Depending on the size and duration of any dividend reduction, this could have a negative impact on members’ demand for advances.

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

The Bank maintains its principal offices in leased premises totaling 102,838 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 10,852 square feet of space at 1155 15 th Street NW in Washington, D.C., as well as off-site business resumption facilities located in San Francisco, California, and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any legal proceedings that will have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bank has a cooperative ownership structure. The members and certain former members own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members and are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank conducts its advances business exclusively with members. There is no established marketplace for the Bank’s stock. The Bank’s stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank’s capital requirements is set forth in Note 14 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.” At February 29, 2008, the Bank had 132.9 million shares of Class B stock held by 408 members and 2.1 million shares of Class B stock held by 17 former members.

The Bank’s dividend rates declared (annualized) are listed in the table below and are calculated based on the $100 per share par value. All dividends except fractional shares were paid in the form of additional shares of capital stock.

Quarter	2007 Rate	2006 Rate
First	4.89%	5.03%
Second	5.14	5.22
Third	5.26	5.54
Fourth	5.43	5.83

Additional information regarding the Bank’s dividends is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Dividends” and in Note 14 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2007	2006	2005	2004	2003
Selected Balance Sheet Items at Yearend
Total Assets	$322,999	$244,915	$223,602	$184,982	$132,390
Advances	251,034	183,669	162,873	140,254	92,330
Mortgage Loans	4,132	4,630	5,214	6,035	6,445
Interest-Bearing Deposits in Banks	14,590	9,323	6,899	5,251	3,287
Held-to-Maturity Securities	38,585	30,348	29,691	23,839	18,263
Federal Funds Sold	11,680	15,443	16,997	8,461	5,434
Consolidated Obligations:(1)
Bonds	225,328	199,300	182,625	148,109	92,751
Discount Notes	78,368	30,128	27,618	26,257	31,882
Capital Stock – Class B – Putable(2)	13,403	10,616	9,520	7,765	—
Capital Stock – Putable(2)	—	—	—	—	5,739
Total Capital	13,627	10,754	9,648	7,900	5,846

Selected Operating Results for the Year
Net Interest Income	$931	$839	$683	$542	$445
Other Income/(Loss)	55	(10)	(100)	(76)	55
Other Expense	98	90	81	68	60
Assessments	236	197	133	105	117

Net Income	$652	$542	$369	$293	$323

Selected Other Data for the Year
Net Interest Margin	0.36%	0.37%	0.34%	0.34%	0.39%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.04	0.04	0.05
Return on Assets	0.25	0.23	0.18	0.18	0.28
Return on Equity	5.80	5.40	4.22	4.23	5.90
Dividend Rate	5.20	5.41	4.44	4.07	4.29
Spread of Dividend Rate to Dividend Benchmark(3)	0.75	1.24	1.22	1.58	1.50
Dividend Payout Ratio(4)	87.14	97.70	102.36	93.01	71.09

Selected Other Data at Yearend
Capital to Assets Ratio(5)	4.29	4.44	4.34	4.30	4.42
Duration Gap (in months)	2	1	1	1	1

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended, or Federal Housing Finance Board (Finance Board) regulation, all of the Federal Home Loan Banks (FHLBanks) have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Yearend	Par amount
2007	$1,189,706
2006	951,990
2005	937,460
2004	869,242
2003	759,529

(2)	On April 1, 2004, the Bank exchanged its Capital Stock – Putable for Capital Stock – Class B – Putable.
(3)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields).
(4)	This ratio is calculated as dividends per share divided by net income per share. Dividends are based on earnings excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”). As a result, the dividend payout ratio may vary from the ratio referenced in the Bank’s Retained Earnings and Dividend Policy depending on the effects of SFAS 133. This calculation has been modified for prior periods to exclude mandatorily redeemable capital stock (which is classified as a liability) and the dividends on that stock (which are classified as interest expense).
(5)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

•	changes in economic and market conditions;

•	the volatility of market prices, rates, and indices;

•

political events, including legislative, regulatory, judicial or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as changes in the Federal Home Loan Bank Act or Finance Board regulations applicable to the FHLBanks;

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the home offices of Bank members;

•	changes in the demand by Bank members for Bank advances;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•

the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	the pace of technological change and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively; and

•	timing and volume of market activity.

Overview

The tremendous turmoil that the housing and financial markets faced in 2007 had a significant impact on the Federal Home Loan Bank of San Francisco and its members. The Bank’s business and results of operations are sensitive to the condition of the mortgage markets, as well as to general business and economic conditions. These conditions, which may also affect the business and results of operations of the Bank’s members, include real estate values, short- and long-term interest rates, liquidity in the credit markets, and the strength of the United States economy and the local and regional economies in which the Bank’s members conduct business.

In response to conditions in the financial markets during the third and fourth quarters of 2007, including events adversely affecting the mortgage and credit markets, the Bank experienced significant growth in assets, and in particular, advances to members, during the second half of 2007. Members increased advances for different reasons, including growth in their assets and increases in the cost or decreases in the availability of liquidity from other sources. The growth in the Bank’s assets was accompanied by increases in the Bank’s consolidated obligations during the third and fourth quarters of 2007, primarily short-term discount notes. In addition, the prevailing market conditions, especially the movements in interest rates during the third and fourth quarters of 2007 and the Bank’s lower funding costs relative to the London Interbank Offered Rate (LIBOR), favorably impacted the Bank’s profitability.

All advances the Bank made in 2007 were required to be fully collateralized in accordance with the Bank’s credit and collateral requirements, as in prior years. The Bank monitors the creditworthiness of its members on an ongoing basis. The Bank also has an extensive process for assigning collateral values and determining how much it will lend against the collateral pledged. Throughout 2007, the Bank reviewed and adjusted its lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during 2007 the Bank increased margins for certain collateral types, increased secondary market discounts, and increased margins for some individual members.

The Bank maintains a balance between its mission to promote housing, homeownership, and community development through its activities with members and its objective to provide adequate returns on the private capital provided by its members. The Bank achieves this balance by delivering low-cost credit to help its members meet the credit needs of their communities while paying members a market-rate dividend.

The Bank’s financial strategies are designed to enable it to safely expand and contract its assets, liabilities, and capital in response to changes in its member base and in members’ credit needs. The Bank’s capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. The Bank may also repurchase excess capital stock from members as their advances or balances of mortgage loans previously sold to the Bank decline. As a result of these strategies, the Bank has been able to meet member credit needs and pay market-rate dividends despite significant fluctuations in total assets, liabilities, and capital in recent years.

The Bank assesses the effectiveness of its market-rate return policy by comparing the dividend rate on its capital stock to a benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s dividend rate for 2007 was 5.20%, compared to 5.41% for 2006. The decrease in the dividend rate primarily reflects the changes in the Bank’s Retained Earnings and Dividend Policy that became effective on January 1, 2007, increasing the target amount of retained earnings to $296 million and increasing the percentage of earnings retained to 10% of earnings, excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”), until the target is reached. In accordance with this provision of the Bank’s Retained Earnings and Dividend Policy, the Bank retained $63 million in 2007 to continue building retained earnings, making available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. The Bank retained $30 million in 2006, which was equal to 5% of its earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 95% of earnings excluding the effects of SFAS 133.

In addition, the decrease in the dividend rate for 2007 compared to 2006 reflects a lower net interest spread on the Bank’s mortgage portfolio – mortgage loans and mortgage-backed securities (MBS) – partially offset by a higher yield on invested capital and higher net interest spreads on investments and advances in 2007 compared to 2006.

Net income for 2007 rose $110 million, or 20%, to $652 million, from $542 million in 2006. The increase primarily reflected growth in net interest income, as well as differences in fair value adjustments.

Net interest income for 2007 rose $92 million, or 11%, to $931 million from $839 million for 2006. The increase in net interest income was primarily driven by the effect of higher average capital, advances, and investment balances, partially offset by a lower net interest spread on the Bank’s mortgage portfolio.

Net income also reflects fair value adjustments, primarily associated with derivatives and hedged items, after Resolution Funding Corporation and Affordable Housing Program assessments, which resulted in net fair value gains of $41 million in

2007, compared to net fair value gains of $9 million in 2006. The $41 million net fair value gains in 2007 consisted primarily of net unrealized fair value gains. The $9 million net fair value gains in 2006 consisted of $7 million in net unrealized fair value gains and $2 million in net gains on the termination of hedges related to consolidated obligations.

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

During 2007, total assets grew $78.1 billion, or 32%, to $323.0 billion from $244.9 billion at yearend 2006, primarily because of growth in advances. Members increased their outstanding advances by $67.3 billion, or 37%, to $251.0 billion at December 31, 2007, compared to $183.7 billion at December 31, 2006. Most of the growth in advances occurred in the third quarter of 2007, reflecting the prevailing conditions in the financial markets during the period, and was funded primarily by consolidated obligation discount notes.

In addition to the growth in advances, held-to-maturity securities increased by $8.2 billion, or 27%, to $38.6 billion from $30.4 billion, and interest-bearing deposits in banks increased by $5.3 billion, or 56%, to $14.6 billion from $9.3 billion. The increases were partially offset by a decrease in Federal funds sold, which fell $3.7 billion, or 24%, to $11.7 billion from $15.4 billion.

Results of Operations

Comparison of 2007 to 2006

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2007, 2006, and 2005, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2007				2006				2005
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$10,911		$569	5.21%	$10,897		$558	5.12%	$4,651		$151	3.25%
Securities purchased under agreements to resell	242		13	5.37	743		35	4.71	1,031		37	3.59
Federal funds sold	12,679		660	5.21	10,582		522	4.93	12,705		424	3.34
Trading securities
MBS	63		4	6.35	104		6	5.77	253		14	5.53
Other investments	—		—	—	—		—	—	23		1	4.35
Held-to-maturity securities
MBS	27,250		1,419	5.21	26,504		1,341	5.06	23,849		1,028	4.31
Other investments	3,221		172	5.34	3,088		159	5.15	2,429		84	3.46
Mortgage loans	4,370		215	4.92	4,931		243	4.93	5,634		280	4.97
Advances(1)	201,744		10,719	5.31	172,494		8,777	5.09	151,327		5,092	3.36
Loans to other FHLBanks	7		—	4.34	5		—	4.94	6		—	3.47

Total interest-earning assets	260,487		13,771	5.29	229,348		11,641	5.08	201,908		7,111	3.52
Other assets(2)	4,098		—	—	2,235		—	—	1,995		—	—

Total Assets	$264,585		$13,771	5.20%	$231,583		$11,641	5.03%	$203,903		$7,111	3.49%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$206,630		$10,772	5.21%	$197,966		$9,799	4.95%	$170,312		$5,709	3.35%
Discount notes(1)	41,075		2,038	4.96	19,915		980	4.92	22,102		700	3.17
Deposits	467		22	4.71	395		18	4.56	554		16	2.89
Borrowings from other FHLBanks	6		—	2.55	4		—	4.86	10		—	2.74
Mandatorily redeemable capital stock	126		7	5.20	76		4	5.41	50		2	4.44
Other borrowings	13		1	5.28	13		1	7.69	17		1	5.88

Total interest-bearing liabilities	248,317		12,840	5.17	218,369		10,802	4.95	193,045		6,428	3.33
Other liabilities(2)	5,022		—	—	3,181		—	—	2,120		—	—

Total Liabilities	253,339		12,840	5.07	221,550		10,802	4.88	195,165		6,428	3.29
Total Capital	11,246		—	—	10,033		—	—	8,738		—	—

Total Liabilities and Capital	$264,585		$12,840	4.85%	$231,583		$10,802	4.66%	$203,903		$6,428	3.15%

Net Interest Income			$931				$839				$683

Net Interest Spread(3)				0.12%				0.13%				0.19%

Net Interest Margin(4)				0.36%				0.37%				0.34%

Interest-earning Assets/ Interest-bearing Liabilities	104.90%				105.03%				104.59%

Total Average Assets/Capital Ratio(5)	23.3	x			22.9	x			23.2	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2007 compared to 2006. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2007 Compared to 2006

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$11	$1	$10
Securities purchased under agreements to resell	(22)	(26)	4
Federal funds sold	138	108	30
Trading securities: MBS	(2)	(3)	1
Held-to-maturity securities:
MBS	78	38	40
Other investments	13	7	6
Mortgage loans	(28)	(28)	—
Advances(2)	1,942	1,541	401

Total interest-earning assets	2,130	1,638	492

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	973	439	534
Discount notes(2)	1,058	1,050	8
Deposits	4	3	1
Mandatorily redeemable capital stock	3	3	—

Total interest-bearing liabilities	2,038	1,495	543

Net interest income	$92	$143	$(51)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin decreased 1 basis point during 2007 compared to 2006. The decrease reflects lower profit spreads on the combined mortgage loan and MBS portfolio, partially offset by a higher yield on invested capital, a higher net interest spread on non-MBS investments – interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold and other non-MBS investments classified as held-to-maturity – and a higher net interest spread on advances made to members during the third and fourth quarters of 2007.

The net interest spread was 12 basis points for 2007, 1 basis point lower than the net interest spread for 2006. The decrease was driven primarily by a lower net interest spread on the Bank’s mortgage portfolio. The lower net interest spread on the mortgage portfolio also reflected the impact of higher estimated prepayment speeds on MBS with purchase premiums primarily during the first quarter of 2007, which resulted in an adverse cumulative retrospective adjustment for the amortization of the purchase premiums from the acquisition dates of the MBS in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). The decrease was partially offset by a higher net interest spread on non-MBS investments, which was driven primarily by lower funding costs relative to LIBOR during the third and fourth quarters of 2007, as events adversely affecting the financial markets led to higher demand for FHLBank consolidated obligations, and a higher net interest spread on advances made to members during the third and fourth quarters of 2007.

Net Interest Income.  Net interest income for 2007 rose $92 million, or 11%, to $931 million from $839 million for 2006. The increase was primarily driven by the effect of higher average capital, advances, and investment balances. These increases were partially offset by a lower net interest spread on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91.

Interest income from advances increased $1.9 billion, which consisted of $1.5 billion attributable to a 17% increase in average advances outstanding, reflecting higher member demand during 2007 relative to 2006, and $401 million attributable to higher average yields in 2007 relative to 2006.

Interest income on non-MBS investments contributed $140 million to the increase in interest income in 2007 compared to 2006. Of this increase, $90 million was attributable to a 7% rise in average non-MBS investment balances and $50 million was attributable to higher average yields on non-MBS investments.

Interest income from the mortgage portfolio increased $48 million in 2007 compared to 2006. Of this increase, $41 million was attributable to higher average yields on MBS investments and $35 million was attributable to a 3% increase in average MBS outstanding, partially offset by a $28 million decrease as a result of lower average mortgage loans outstanding. The increase was net of the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased interest income by $18 million in 2007 and increased interest income by $15 million in 2006.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 14% from 2006 to 2007, resulting in a $2.0 billion increase in interest expense for 2007 relative to 2006. Higher average balances of consolidated obligation bonds and discount notes, which were issued primarily to finance growth in advances, contributed $1.5 billion to the increase, while higher average interest rates on consolidated obligations contributed $542 million.

The significant growth in average interest-earning assets and net interest income during 2007 compared to 2006 was driven primarily by member demand for advances, particularly in response to market conditions during the third and fourth quarters of 2007. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, the availability of alternative funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income/(Loss).  Other income/(loss) was a net gain of $55 million in 2007 compared to a net loss of $10 million in 2006. The gain was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133, partially offset by net interest expense on derivative instruments used in economic hedges.

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

SFAS 133-related income volatility during 2007 was primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate from 5.25% to 4.25% during the third and fourth quarters of 2007, and (ii) the changes in consolidated obligation rate levels, consolidated obligation spreads to LIBOR, and swap volatilities during the third and fourth quarters of 2007. The positive fair value impact of SFAS 133 during the third and fourth quarters of 2007 from the decline in short-term interest rates is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. The positive impacts from the spread and volatility changes in 2007 are also expected generally to reverse, as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional fair value gains, but these fair value gains, if any, would generally be expected to reverse in the manner described above.

In addition, SFAS 133-related income volatility included the impact of economic hedges during 2007. These hedges do not qualify for hedge accounting treatment under SFAS 133. Economic hedges introduce the potential for earnings volatility because the underlying hedged instruments are not carried at fair value, so that the changes in fair value recorded on the interest rate exchange agreements generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. These economic hedges are primarily transacted as non-SFAS 133-hedge qualifying at inception, but also occur when hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective hedge.

The ongoing impact of SFAS 133 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133. The effects of SFAS 133 may lead to significant volatility in future earnings, other comprehensive income, and dividends, and may adversely impact the Bank’s dividend.

The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2007 and 2006.

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2007 Compared to 2006

(In millions)	2007					2006
	Gain/(Loss)			Net Interest Expense on Economic Hedges		Gain/(Loss)			Net Interest Expense On Economic Hedges
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges		Total
Advances	$2	$—	$(4)	$4	$2	$2	$—	$(9)	$7	$—
Consolidated obligations	(26)	—	84	(8)	50	(6)	(1)	26	(34)	(15)
MBS	—	—	—		—	—	—	1	—	1

Total	$(24)	$—	$80	$(4)	$52	$(4)	$(1)	$18	$(27)	$(14)

During 2007, net gains on derivatives and hedging activities totaled $52 million compared to net losses of $14 million in 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $4 million in 2007 and $27 million in 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net gains of $56 million in 2007. The $56 million net gains consisted primarily of unrealized net gains of $58 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net losses of $2 million attributable to the hedges related to advances.

Excluding the $27 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net gains of $13 million in 2006. The $13 million net gains consisted of unrealized net gains of $17 million attributable to the hedges related to consolidated obligations, net gains of $2 on the termination of hedges related to consolidated obligations, and unrealized net gains of $1 million attributable to the economic hedges related to MBS classified as trading, partially offset by unrealized net losses of $7 million attributable to the hedges related to advances.

Other Expense.  Other expenses were $98 million in 2007 compared to $90 million in 2006, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and transaction volume and complexity, as well as increased compliance requirements related to the Sarbanes-Oxley Act of 2002.

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

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP, but after the assessment for the REFCORP. To the extent that the aggregate 10% calculation is less than $100 million, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $318 million, $295 million, and $282 million for their AHPs in 2007, 2006, and 2005, respectively, and there was no AHP shortfall in any of those years.

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

The FHLBanks’ aggregate payments through 2007 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013. The FHLBanks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 million annual payments after December 31, 2007.

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

The Bank set aside $73 million for the AHP in 2007, compared to $61 million in 2006, reflecting higher earnings in 2007. The Bank’s total REFCORP assessments equaled $163 million in 2007, compared to $136 million in 2006, reflecting higher earnings in 2007. The total assessments in 2007 and 2006 reflect the Bank’s effective “tax” rate on pre-assessment income of 27%.

Return on Equity.  Return on equity (ROE) was 5.80% in 2007, an increase of 40 basis points from 5.40% in 2006. The increase reflected the 20% rise in net income, to $652 million in 2007 from $542 million in 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 12% to $11.2 billion in 2007 from $10.0 billion in 2006.

Dividends and Retained Earnings.  By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2007, advances maturing within five years totaled $242.5 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2006, advances maturing within five years totaled $175.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of December 31, 2007 and 2006, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from SFAS 133. Retained earnings restricted in accordance with this provision totaled $47 million at December 31, 2007, and $26 million at December 31, 2006. In general, the Bank’s derivatives and hedged instruments are held to maturity, call date, or put date. Therefore, nearly all of the SFAS 133 cumulative net gains and losses that are unrealized fair value gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As SFAS 133 cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased; that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that at the end of the period the cumulative net effect of SFAS 133 since inception remains a net gain. The purpose of the SFAS 133 category of restricted retained earnings is to provide sufficient retained earnings to offset future net unrealized losses that result from the reversal of the SFAS 133 cumulative net unrealized gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these unrealized gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

Effective January 1, 2008, this provision of the Bank’s Retained Earnings and Dividend Policy was further amended to retain in restricted retained earnings any cumulative net fair value gains resulting from accounting in accordance with the adoption of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 on January 1, 2008, in addition to the cumulative net unrealized gains resulting from SFAS 133 discussed above. For more information regarding these new accounting standards, see Note 2 to the Financial Statements.

Other Retained Earnings – Targeted Buildup – In addition to the SFAS 133 gains, the Bank holds a targeted amount of other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. In 2006, the Bank retained $30 million, or 5% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $130 million by the third quarter of 2007, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 95% of earnings excluding the effects of SFAS 133.

Effective January 1, 2007, the Bank’s Retained Earnings and Dividend Policy was amended to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. In 2007, the Bank retained $63 million, or 10% of its earnings excluding the effects of SFAS 133, to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133.

These retained amounts reduced the annualized dividend rate by 57 basis points in 2007 and by 31 basis points in 2006. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $180 million at December 31, 2007, and $117 million at December 31, 2006. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target by the end of 2009. (For further information regarding this policy, see Note 14 to the Financial Statements.)

Dividend Paid – The Bank’s dividend rate decreased to 5.20% for 2007 from 5.41% for 2006. In addition to the impact of the change in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate for 2007 compared to 2006 reflects a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital and higher net interest spreads on investments and advances, in 2007 compared to 2006.

The spread between the dividend rate and the dividend benchmark decreased to 0.75% for 2007 from 1.24% for 2006. The decrease was due, in part, to the lower net interest spread, including narrower profit spreads on the mortgage portfolio. In addition, higher market interest rates in 2007 compared to 2006 caused an increase in the dividend benchmark and in the yield on invested capital. However, because of the effect of assessments, the yield on invested capital after assessments increased by a smaller amount than the increase in the benchmark yield, resulting in a lower spread.

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

Comparison of 2006 to 2005

The Bank’s dividend rate for 2006 was 5.41%, compared to 4.44% in 2005. The increase in the dividend rate was primarily due to a higher yield on invested capital during 2006 compared to 2005. The spread between the dividend rate and the dividend benchmark was 1.24% for 2006, slightly higher than the spread for 2005, which was 1.22%.

Total assets grew to $244.9 billion at December 31, 2006, from $223.6 billion at December 31, 2005, primarily because advances increased by $20.8 billion, or 13%, to $183.7 billion from $162.9 billion.

Net income for 2006 rose $173 million, or 47% to $542 million, from $369 million in 2005. The increase primarily reflected growth in net interest income, as well as differences in fair value adjustments.

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

The net interest margin increased 3 basis points during 2006 compared to 2005. The increase reflects a higher yield on invested capital, partially offset by lower profit spreads on the combined mortgage loan and MBS portfolio.

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

Interest income on non-MBS investments contributed $577 million to the increase in interest income in 2006 compared to 2005. Of this increase, $358 million was attributable to higher average yields on investments, and $219 million was attributable to a 21% rise in average non-MBS investment balances, primarily in interest-bearing deposits in banks.

Interest income from the mortgage portfolio increased $268 million in 2006 compared to 2005. Of this increase, $192 million was attributable to higher average yields on MBS investments and $113 million was attributable to a 10% increase in average MBS outstanding, partially offset by a $35 million decrease as a result of lower average mortgage loans outstanding and a $2 million decrease as a result of lower average yields on mortgage loans. The increase was net of the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased interest income by $15 million in 2006 and decreased interest income by $7 million in 2005.

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

Paralleling the growth in interest-earning assets, average consolidated obligations funding the earning assets increased 13% from 2005 to 2006, resulting in a $4.4 billion increase in interest expense for 2006 relative to 2005. Higher average balances of consolidated obligation bonds, which were issued primarily to finance growth in intermediate-term advances, contributed $1.0 billion to the increase in interest expense during 2006, while lower average balances of consolidated obligation discount notes offset the increase in interest expense by $75 million. In addition, higher interest rates on consolidated obligations outstanding in 2006 compared to 2005 contributed $3.4 billion to the increase in interest expense.

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

Other Income/(Loss).  Other income/(loss) was a net loss of $10 million in 2006 compared to a net loss of $100 million in 2005. The decreased loss was primarily the result of unrealized fair value adjustments associated with derivatives and hedging activities under the provisions of SFAS 133.

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

Excluding the $44 million impact from net interest expense on derivative instruments used in economic hedges, fair value adjustments were primarily unrealized net losses of $45 million in 2005. The $45 million net losses consisted primarily of unrealized net losses of $54 million attributable to the hedges related to consolidated obligations and unrealized net losses of $5 million attributable to the hedges related to advances, partially offset by unrealized net gains of $14 million attributable to the economic hedges related to MBS classified as trading.

Other Expense.  Other expenses were $90 million in 2006 compared to $81 million in 2005, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and transaction volume and complexity, as well as increased compliance requirements as a result of the Bank’s registration with the Securities and Exchange Commission (SEC).

Return on Equity.  ROE was 5.40% in 2006, an increase of 118 basis points from 4.22% in 2005. The increase reflected the 47% rise in net income, to $542 million in 2006 from $369 million in 2005. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 15% to $10.0 billion in 2006 from $8.7 billion in 2005.

Dividends.  The Bank’s dividend rate was 5.41% for 2006, compared to 4.44% in 2005. The increase in the dividend rate reflects a higher yield on invested capital during 2006 compared to 2005. The spread between the dividend rate and the dividend benchmark was 1.24% for 2006, slightly higher than the spread for 2005, which was 1.22%.

As discussed above in “Results of Operations – Comparison of 2007 to 2006 – Dividends,” the Bank holds restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. To provide for this buildup of retained earnings, the Bank retained earnings of $30 million in 2006 and $30 million in 2005, which reduced the dividend rate by 31 basis points in 2006 and by 35 basis points in 2005. The retained earnings restricted in accordance with this provision totaled $117 million at December 31, 2006, and $87 million at December 31, 2005.

Financial Condition

Total assets were $323.0 billion at December 31, 2007, a 32% increase from $244.9 billion at December 31, 2006. Average total assets were $264.6 billion for 2007, a 14% increase compared to $231.6 billion for 2006. These increases were largely driven by growth in advances and interest-bearing deposits in banks.

Total liabilities were $309.4 billion at December 31, 2007, a 32% increase from $234.2 billion at December 31, 2006. Average total liabilities were $253.3 billion for 2007, a 14% increase compared to $221.6 billion for 2006. The increases in liabilities reflect increases in consolidated obligations, paralleling the growth in assets. Consolidated obligations were $303.7 billion at December 31, 2007, and $229.4 billion at December 31, 2006. Average consolidated obligations were $247.7 billion in 2007 and $217.9 billion in 2006.

As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,189.7 billion at December 31, 2007, and $952.0 billion at December 31, 2006.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to, among other requirements, maintain higher levels of capital. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks.

As of December 31, 2007, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of December 31, 2007, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. As of December 31, 2007, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinions regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2007, and as of each period end presented, and based on these two factors, determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 16 to the Financial Statements.

Advances-Related Business.  The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $284.6 billion (88% of total assets) at December 31, 2007, from $213.3 billion (87% of total assets) at December 31, 2006, an increase of $71.3 billion, or 33%. The increase was primarily in advances, which increased $67.3 billion, or 37%, to $251.0 billion from $183.7 billion, reflecting higher demand for advances by the Bank’s members during the third and fourth quarters of 2007. In addition to the increase in advances, non-MBS investments increased $2.3 billion, or 8%, to $30.8 billion from $28.5 billion.

Adjusted net interest income for this segment was $800 million in 2007, an increase of $154 million, or 24%, compared to $646 million in 2006. The increase was primarily attributable to the effect of higher interest rates on higher average advances and capital balances.

Adjusted net interest income for this segment was $646 million in 2006, an increase of $168 million, or 35%, compared to $478 million in 2005. The increase was primarily due to an increase in average advances and capital balances and a higher yield on invested capital.

Adjusted net interest income for this segment represented 86%, 80%, and 75% of total adjusted net interest income for 2007, 2006, and 2005, respectively.

Advances – Advances outstanding increased $67.3 billion, or 37%, to $251.0 billion at December 31, 2007, from $183.7 billion at December 31, 2006. The increase reflects a $53.1 billion increase in fixed rate advances and a $16.1 billion increase in adjustable rate advances, partially offset by a $2.6 billion decrease in variable rate overnight advances. Average advances increased $29.2 billion, or 17%, to $201.7 billion in 2007 from $172.5 billion in 2006. Members increased advances for different reasons, including growth in their assets and increases in the cost or decreases in the availability of liquidity from other sources.

Of the $67.3 billion increase in advances outstanding, $44.0 billion, or 65%, was attributable to an increase in advances outstanding to the Bank’s three largest members. The remaining increase reflected significant growth in advances outstanding to other members of varying asset sizes and charter types. In total, 217 institutions increased their advances during 2007, while 73 institutions decreased their advances.

Advances outstanding included unrealized fair value gains of $604 million at December 31, 2007, and unrealized fair value losses of $176 million at December 31, 2006. The increase in the unrealized fair value gains of hedged advances from December 31, 2006, to December 31, 2007, was primarily attributable to lower short- to intermediate-term advance rates during the third and fourth quarters of 2007.

The components of the advances portfolio at December 31, 2007 and 2006, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	2007	2006
Standard advances:
Adjustable – LIBOR	$130,847	$112,163
Adjustable – other indices	4,723	2,677
Fixed	94,339	46,602
Daily variable rate	4,224	6,799

Subtotal	234,133	168,241

Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	15
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	4,400	9,074
Fixed – amortizing	666	803
Fixed with PPS(1)	4,573	1,915
Fixed – callable at member’s option	1,813	1,275
Fixed – putable at Bank’s option	4,081	2,157
Fixed – putable at Bank’s option with PPS(1)	728	368

Subtotal	16,281	15,607

Total par value	250,414	183,848
SFAS 133 valuation adjustments	604	(176)
Net unamortized premiums/(discounts)	16	(3)

Total	$251,034	$183,669

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $30.8 billion as of December 31, 2007, an increase of $2.3 billion, or 8%, from $28.5 billion as of December 31, 2006. Interest-bearing deposits in banks increased $5.3 billion and commercial paper increased $1.5 billion, while Federal funds sold decreased $3.7 billion, holdings of discount notes issued by Fannie Mae and Freddie Mac decreased $0.3 billion, resale agreements decreased $0.2 billion, and housing finance agency bonds decreased $0.1 billion. The Bank increased its non-MBS investments to maintain financial leverage.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business increased $68.5 billion, or 34%, from $202.5 billion at December 31, 2006, to $271.0 billion at December 31, 2007. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At December 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $288.9 billion, with agreements totaling $62.6 billion hedging advances and agreements totaling $226.3 billion hedging consolidated obligations. At December 31, 2006, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $264.9 billion, with agreements totaling $40.2 billion hedging advances and agreements totaling $224.7 billion hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Reserve Board, through its Federal Open Market Committee, kept the Federal funds rate unchanged during the first and second quarters of 2007 at 5.25%. On September 18, 2007, the Federal Open Market Committee reduced its Federal funds rate target for the first time in four years from 5.25% to 4.75%. In anticipation of further slowing in economic activity, on October 31, 2007, and December 11, 2007, the Federal Open Market Committee lowered its target for the Federal funds rate a total of 50 basis points to 4.25%. Both short-term and long-term U.S. Treasury securities rates generally followed this downward trend in the Federal funds rate. The following table provides selected market interest rates as of December 31, 2007 and 2006.

Market Instrument	2007	2006
Federal Reserve target rate for overnight Federal funds	4.25%	5.25%
3-month U.S. Treasury bill	3.24	5.01
3-month LIBOR	4.70	5.36
2-year U.S. Treasury note	3.06	4.81
5-year U.S. Treasury note	3.46	4.69

The average cost of fixed rate FHLBank System consolidated obligation bonds issued on behalf of the Bank in 2007 was marginally higher than the cost of comparable bonds issued in 2006 due to increased issuance volume and wider agency spreads to the U.S. Treasury benchmark. The average cost of discount notes relative to LIBOR was lower in 2007 than that in 2006, reflecting a “flight to quality” premium associated with short-term GSE debt during the second half of 2007.

The average relative cost of FHLBank System consolidated obligation bonds and discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in 2007 compared to 2006, reflecting strong investor demand for AAA-rated GSE debt, especially in the second half of 2007.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in 2007 and 2006.

	Spread to LIBOR of average cost of consolidated obligations for the twelve months ended
(In basis points)	December 31, 2007	December 31, 2006
Consolidated obligation auctioned and negotiated bonds	–19.8	–16.9
Consolidated obligation auctioned discount notes	–36.0	–16.9

At December 31, 2007, the Bank had $119.3 billion of swapped non-callable bonds and $38.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2006, the Bank had $122.6 billion of swapped non-callable bonds and $43.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding.

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

Mortgage-Related Business.  The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Adjusted net

interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

At December 31, 2007, assets associated with this segment were $38.4 billion (12% of total assets), an increase of $6.7 billion, or 21%, from $31.7 billion at December 31, 2006. The increase was due to higher investments in MBS, which grew $7.2 billion, or 27%, to $34.1 billion at December 31, 2007, from $26.9 billion at December 31, 2006, partially offset by lower mortgage loan balances, which decreased $0.5 billion to $4.1 billion at December 31, 2007, from $4.6 billion at December 31, 2006.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007. Average mortgage loans decreased $0.5 billion to $4.4 billion in 2007 from $4.9 billion in 2006.

Average MBS investments increased $0.7 billion in 2007 to $27.3 billion compared to $26.6 billion in 2006. The increase in average MBS investments reflects the Bank’s strategy to maintain MBS investments close to the regulatory limit of three times capital; capital grew significantly in 2007 because of the growth in advances.

Adjusted net interest income for this segment was $127 million in 2007, a decrease of $39 million, or 24%, from $166 million in 2006. The decrease was primarily the result of a decline in the average profit spread on the mortgage portfolio, reflecting the unfavorable impact on financing costs of a relatively flat yield curve over the last two years. The decrease also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased adjusted net interest income by $18 million in 2007 and increased adjusted net interest income by $15 million in 2006.

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

Adjusted net interest income for this segment represented 14%, 20%, and 25% of total adjusted net interest income for 2007, 2006, and 2005, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. For each loan, the Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loan. The Bank and the member that sold the loan share in the credit risk of the loans. For more information regarding credit risk, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

Mortgage loans that were purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Under the MPF Program, a conforming loan is one that does not exceed the conforming loan limits for loans purchased by Fannie Mae based on data published by the Finance Board and on supervisory guidance issued by the Office of Federal Housing Enterprise Oversight. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

The MPF Servicing Guide establishes the MPF Program requirements for loan servicing and servicer eligibility. At the time the Bank purchased loans under the MPF Program, the member selling those loans made representations that all mortgage loans it delivered to the Bank had the characteristics of an investment quality mortgage. An investment quality mortgage is a loan that is made to a borrower from whom repayment of the debt can be expected, is adequately secured by real property, and was originated and is being serviced in accordance with the MPF Origination Guide and MPF Servicing Guide or an approved waiver.

The Federal Home Loan Bank (FHLBank) of Chicago, which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased as of December 31, 2007, until those loans are fully repaid.

At December 31, 2007 and 2006, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2007 and 2006, were as follows:

(In millions)	2007	2006
MPF Plus	$3,768	$4,210
Original MPF	382	438

Subtotal	4,150	4,648
Unamortized premiums	2	6
Unamortized discounts	(19)	(23)

Mortgage loans held for portfolio	4,133	4,631
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,132	$4,630

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2007 and 2006, only the FHLBank of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2007 and 2006.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2007	2006
Outstanding amounts wholly owned by the Bank	$2,551	$2,822
Outstanding amounts with participation interests by FHLBank:
San Francisco	1,599	1,826
Chicago	921	1,040

Total	$5,071	$5,688

Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	14,825	15,843
Number of outstanding loans participated	16,821	18,268

Total number of loans outstanding	31,646	34,111

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

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under MPF Program.”

At December 31, 2007, the Bank had 47 loans totaling $5 million classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $34.1 billion, or 246% of Bank capital (as defined by the Finance Board), at December 31, 2007, compared to $26.9 billion, or 248% of Bank capital, at December 31, 2006. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements. All MBS purchases during 2007 were agency or AAA-rated non-agency MBS. For all of the non-agency MBS purchases during 2007, the Bank obtained credit enhancement in excess of the amount required by the rating agencies for AAA-rated investments.

The Bank’s MBS purchases must meet the following credit risk and interest rate risk parameters:

•

MBS credit risk parameters: The Bank purchases MBS issued and guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and non-agency MBS rated AAA by Moody’s Investors Service or Standard & Poor’s. To further manage the Bank’s credit risk, the Bank has established several purchase guidelines, such as limiting its exposure to any one issuer of MBS to 20% of the Bank’s total MBS portfolio and its exposure to any one primary servicer of MBS to 30% of the Bank’s total MBS portfolio. All of the MBS are backed by pools of residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. (Alt-A loans are generally defined as loans that are considered less risky than subprime mortgages but more risky than prime loans. These loans are generally designed for borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner occupied.) Bank policy prohibits the purchase of MBS backed by pools of commercial mortgage loans and MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics.

•

MBS interest rate risk parameters: The Bank is prohibited from purchasing adjustable rate MBS with rates at their contractual cap on the trade date and fixed rate MBS with average lives that vary more than six years under an assumed instantaneous interest rate change of 300 basis points. In addition, the Bank is prohibited from purchasing MBS that represent residual interests or interest-only securities in a real estate mortgage investment conduit (REMIC) structure.

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $6.7 billion, or 21%, from $31.7 billion at December 31, 2006, to $38.4 billion at December 31, 2007, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At December 31, 2007, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $8.2 billion, most of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At December 31, 2007, $7.8 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

During the last several years, the Bank experienced a significant expansion of its balance sheet. The Bank’s advances increased from $92.3 billion at December 31, 2003, to $251.0 billion at December 31, 2007. This expansion has been supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $5.7 billion at December 31, 2003, to $13.4 billion at December 31, 2007, as advance balances increased. The increases in advances, MBS, and other investments were also supported by an increase in consolidated obligations of $179.1 billion, from $124.6 billion at December 31, 2003, to $303.7 billion at December 31, 2007.

The Bank’s ability to expand in response to increased member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balance of outstanding advances increases (and formerly, as it sold mortgage loans to the Bank). The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum capital to assets leverage requirement is currently 4.0%. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS and other investments.

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

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis and operating expenditures as they come due and to support its members’ daily liquidity needs. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Capital

Total capital as of December 31, 2007, was $13.6 billion, a 27% increase from $10.8 billion as of December 31, 2006. This increase primarily reflected additional capital stock purchases by existing members to support additional borrowings during the period and, to a lesser degree, capital stock purchases by new members. The increase was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

The Bank may repurchase some or all of a member’s excess capital stock and any excess mandatorily redeemable capital stock, at the Bank’s discretion and subject to certain statutory and regulatory requirements. The Bank must give the member 15 days’ written notice; however, the member may waive this notice period. At its discretion and subject to certain statutory and regulatory requirements, the Bank may also repurchase some or all of a member’s excess capital stock at the member’s request. Excess capital stock is defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan.

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year redemption period.

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

The Bank repurchased surplus capital stock totaling $1.9 billion in 2007 and $1.3 billion in 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1.1 billion in 2007 and $1.6 billion in 2006.

Excess capital stock totaled $976 million as of December 31, 2007, which included surplus capital stock of $102 million. On January 31, 2008, the Bank repurchased $97 million of surplus capital stock. The Bank also repurchased $21 million of excess capital stock that was not surplus capital stock, including $16 million in excess capital stock that was the subject of repurchase requests submitted during the fourth quarter of 2007 by one member, and $5 million in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $1.1 billion after the January 31, 2008, capital stock repurchase.

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

On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At December 31, 2007, the Bank’s excess capital stock totaled $976 million, or 0.3% of total assets. In addition, the rule states that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Financial Statements.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2007 and 2006.

Regulatory Capital Requirements

	2007		2006
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,578	$13,859	$1,182	$10,865
Total capital to assets ratio	4.00%	4.29%	4.00%	4.44%
Total regulatory capital	$12,920	$13,859	$9,797	$10,865
Leverage ratio	5.00%	6.44%	5.00%	6.65%
Leverage capital	$16,150	$20,789	$12,246	$16,298

The Bank’s capital requirements are more fully discussed in Note 14 to the Financial Statements.

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

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from business factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation, concentration among members, the introduction of competing products and services, increased inter-FHLBank and non-FHLBank competition, initiatives to change the FHLBank System’s status as a GSE, changes in regulatory authority to make advances to members or to invest in mortgage assets, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives.

In addition, one significant business risk is the risk of an increase in the cost of consolidated obligation bonds and discount notes relative to benchmark interest rates such as yields on U.S. Treasury securities, MBS repurchase agreements, and LIBOR. If the relative cost of consolidated obligation bonds and discount notes increases, it could compress profit spreads on advances and investments, result in increased rates on advances offered to members, reduce the competitiveness of advances as a wholesale funding source for certain members, and lead to reduced demand for advances by some members that have alternative sources of wholesale funding. Some of the factors that may adversely affect the relative cost of FHLBank System consolidated obligations may be cyclical in nature and may reverse or subside in the future, such as the level of interest rates and the growth rate of the housing GSEs (Fannie Mae, Freddie Mac, and the FHLBanks).

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

The identification of business risks is an integral part of the Bank’s annual planning process, and the Bank’s strategic plan identifies initiatives and plans to address these risks.

Operations Risk

Operations risk is defined as the risk of an unexpected loss to the Bank resulting from human error, fraud, the unenforceability of legal contracts, or deficiencies in internal controls or information systems. The Bank’s operations risk is controlled through a system of internal controls designed to minimize the risk of operational losses. Also, the Bank has established and annually tests its business continuity plan under various business disruption scenarios involving offsite recovery and the testing of the Bank’s operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank’s internal controls.

Concentration Risk

Advances.  The following table presents the concentration in advances to members whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of December 31, 2007, 2006, and 2005. It also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2007, 2006, and 2005.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2007		2006		2005
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)	$95,879	38%	$72,323	39%	$—	—%
Citibank (West), FSB(2)	—	—	—	—	30,627	19
Washington Mutual Bank	54,050	22	34,864	19	56,911	35
Wachovia Mortgage, FSB(3)	24,110	10	22,846	13	27,712	17

Subtotal	174,039	70	130,033	71	115,250	71
Others	76,375	30	53,815	29	47,957	29

Total par amount	$250,414	100%	$183,848	100%	$163,207	100%

	2007		2006		2005
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$4,625	44%	$864	10%	$—	—%
Citibank (West), FSB(2)	—	—	1,408	17	804	16
Washington Mutual Bank	1,537	15	2,333	28	1,900	37
Wachovia Mortgage, FSB(3)	1,097	10	1,276	15	844	17

Subtotal	7,259	69	5,881	70	3,548	70
Others	3,227	31	2,565	30	1,499	30

Total	$10,486	100%	$8,446	100%	$5,047	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with nonmember counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Because of this concentration in advances, the Bank performs more frequent credit and collateral reviews for these members, including more frequent analysis of detailed data on pledged loan collateral to assess the credit quality and risk-based valuation of the loans. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these members.

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

MPF Program.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2007 and 2006.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Members that have sold mortgage loans to the Bank through the MPF Program, including Washington Mutual Bank and IndyMac Bank, F.S.B., have made representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the member provides that the member is required to repurchase the loan as a result of the breach of the member’s representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the member. In addition, all participating members have retained the servicing on the mortgage loans purchased by the Bank, and the servicing of any former participating member is held by Bank- approved financial institutions. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating members, including Washington Mutual Bank and IndyMac Bank, F.S.B. The Bank obtains a Type II Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations (SAS 70), service auditor’s report to confirm the effectiveness of the MPF Provider’s controls over the services it provides to the Bank, including its monitoring of the participating member’s servicing. The Bank has the right to transfer the servicing at any time, without paying the participating member a servicing termination fee, in the event a participating member does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating member.

Capital Stock.  The following table presents the concentration in capital stock held by members whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, outstanding as of December 31, 2007 and 2006.

Concentration of Capital Stock

(Dollars in millions)	2007		2006
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,899	36%	$3,399	32%
Washington Mutual Bank	2,722	20	1,964	18
Wachovia Mortgage, FSB(1)	1,153	9	1,343	13

Total	$8,774	65%	$6,706	63%

(1)    On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2007 and 2006:

Concentration of Derivatives Counterparties

(Dollars in millions)			2007		2006
Derivatives Counterparty	Credit Rating		Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
JPMorgan Chase Bank, N.A.	AA	(1)	$50,066	17%	$47,914	17%
Deutsche Bank AG	AA		44,600	15	36,810	13
Barclays Bank PLC	AA		33,427	11	18,407	7
Merrill Lynch Capital Services	A	(2)	26,905	9	29,555	11

Subtotal			154,998	52	132,686	48
Others			142,178	48	143,677	52

Total			$297,176	100%	$276,363	100%

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

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Board regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and to meet its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At December 31, 2007, the Bank’s total capital to assets ratio was 4.29%, 0.29% above the minimum regulatory requirement. At December 31, 2006, the Bank’s total capital to assets ratio was 4.44%, 0.44% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of liquidity at all times during 2007 and 2006. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the five-business-day and 90-day periods following December 31, 2007 and 2006. The amount of the Bank’s excess net funds available for the five-business-day and 90-day periods decreased from December 31, 2006, to December 31, 2007, because the Bank reduced the amount of term floating rate funding supporting short-term assets to take advantage of the low cost of short-term funding relative to term floating rate funding. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2007		As of December 31, 2006
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$648	$2,648	$2,176	$3,289
Commitments to purchase investments	—	755	—	500
Maturing member term deposits	—	10	3	3
Borrowings	1,055	1,055	—	—
Discount note and bond maturities and expected exercises of bond call options	4,710	82,102	5,166	46,762

Subtotal obligations	6,413	86,570	7,345	50,554

Sources of available funds:
Maturing investments	6,211	29,958	9,801	27,380
Proceeds from scheduled settlements of discount notes and bonds	2,265	2,355	121	186
Maturing advances and scheduled prepayments	7,688	60,999	11,860	47,044

Subtotal sources	16,164	93,312	21,782	74,610

Net funds available	$9,751	$6,742	$14,437	$24,056

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$28,278	$—	$21,917
Housing finance agency bonds	—	737	—	850
Marketable money market investments	16,494	—	8,007	—

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Secretary of the Treasury, at his or her discretion, to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2007.

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

Advances.  The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

The Bank determines the maximum amount and term of the advances it will make to a member based on the member’s creditworthiness and eligible collateral pledged in accordance with the Bank’s credit and collateral policies and regulatory requirements. The Bank may review and change the maximum amount and term of advances at any time. The maximum amount a member may borrow is also limited by the amount and type of collateral pledged, because all advances must be fully collateralized by eligible collateral, as required by the FHLBank Act.

The Bank underwrites and actively monitors the financial condition and performance of all borrowing members to determine and periodically assess creditworthiness. The Bank uses financial information provided by the member, quarterly financial reports filed by members with their primary regulators, regulatory examination reports and known regulatory enforcement actions, and public information. In determining creditworthiness, the Bank considers examination findings, performance trends and forward-looking information, the member’s business model, changes in risk profile, capital adequacy, asset quality, profitability, interest rate risk, supervisory history, the results of periodic collateral field reviews conducted by the Bank, the risk profile of the collateral, and the amount of eligible collateral on the member’s balance sheet.

In accordance with the FHLBank Act, members may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Finance Board defined community financial institutions for 2007 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $599 million or less.

Under the Bank’s written lending agreements with its members, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding and requiring the delivery of all pledged collateral. In addition, if a member fails to repay any advance or is otherwise in default on its obligations to the Bank, the Bank may foreclose on and liquidate the member’s collateral and apply the proceeds toward repayment of the member’s advances. The Bank’s collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the member’s collateral at the time of liquidation, and other factors could impact the amount of proceeds the Bank is able to realize from liquidating a member’s collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral and apply those proceeds toward repayment of the member’s advances.

The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a UCC-1 financing statement for each member pledging loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

The Bank limits the amount it will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of the Bank’s collateral field review of the member’s collateral, the pledging method used for loan collateral (specific identification, blanket lien, or required delivery), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type. At all times, the aggregate borrowing capacity of a member’s pledged eligible collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis.

Securities pledged as collateral typically are assigned higher borrowing capacities than whole loan collateral because they tend to have readily available market values, cost less to liquidate, and are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, or more frequently in volatile market conditions. The borrowing capacities of securities collateral are the same for all members except for those that are required to deliver their loan collateral, which are subject to lower borrowing capacities. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of January 31, 2008, the borrowing capacities assigned to U.S. Treasury and Agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to non-agency MBS, which must be rated AAA or AA, ranged from 60% to 90% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate).

Composition of Securities Collateral Pledged by Members

(In millions)

December 31, 2007

Securities Type	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$133	$132
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	1,876	1,783
Agency pools and collateralized mortgage obligations	11,578	11,181
Non-agency residential MBS – publicly registered AAA-rated senior tranches	22,448	21,018
Non-agency home equity MBS – publicly registered AAA-rated senior tranches	1,008	824
Non-agency commercial MBS – publicly registered AAA-rated senior tranches	200	186
Non-agency residential MBS – publicly registered AAA- or AA-rated subordinate tranches	4,581	3,866
Non-agency home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	1,527	696
Non-agency commercial MBS – publicly registered AAA-rated subordinate tranches	1,803	1,457
Mortgage-related municipal bonds – AAA or AA-rated	11	10
Mutual fund shares	8	7
Term deposits with the FHLBank of San Francisco	5	5

Total	$45,178	$41,165

With respect to loan collateral, most members may choose to pledge loan collateral using a specific identification method or a blanket lien method. Members pledging under the specific identification method must provide a detailed listing of pledged loans on a monthly or quarterly basis, and only those loans are pledged to the Bank. Under the blanket lien method a member generally pledges all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans, whether or not the loans are eligible to receive borrowing capacity. Members pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain members to deliver pledged loan collateral to the Bank for several reasons, including the following: the member is a de novo institution (chartered within the last three years), the Bank is concerned about the member’s creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. Members required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of December 31, 2007, 76% of the loan collateral pledged to the Bank was pledged by specific identification and 24% was pledged under blanket lien.

The Bank conducts collateral field reviews for each member once every six months or every one, two, or three years, depending on the risk profile of the member and the pledged collateral. During the member’s collateral field review, the Bank examines a statistical sample of each member’s pledged loans. The loan examination validates the loan ownership and confirms the existence of the critical legal documents. The loan examination also identifies applicable secondary market discounts in order to assess salability and liquidation risk and value.

The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral include a margin that incorporates components for estimates of value; secondary market discounts for credit attributes and defects that address prime, Alt-A, and subprime characteristics; potential risks and estimated costs to liquidate; and the risk of a decline in the value of the collateral. The Bank reviews the secondary market discounts for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For residential first lien mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses a pricing model that takes into account prices obtained in the market for loans with comparable credit and financial attributes, if available, or alternate prices assigned by the Bank. For residential first lien mortgage loans pledged under blanket lien with summary reporting and for all other loan collateral types, the Bank does not use a pricing model. Instead, the margins used in the calculation of borrowing capacity include a component for value that takes into account available market information. The value assigned to collateral using each method also reflects the secondary market discounts identified in the field review.

Effective February 29, 2008, the Bank’s maximum borrowing capacities for loan collateral range from 25% to 83% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting are as follows: 83% for first lien residential mortgage loans, 75% for multifamily mortgage loans, 65% for home equity loans, and 60% for commercial mortgage loans. Small business, small farm, and small agribusiness loans pledged under blanket lien with summary reporting have a maximum borrowing capacity of 25%. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing for any type of loan collateral at any time.

Composition of Loan Collateral Pledged by Members

(In millions)

December 31, 2007
Loan Type	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$246,487	$199,932
Second lien residential mortgage loans and home equity lines of credit	63,650	43,332
Multifamily mortgage loans	27,660	19,868
Commercial mortgage loans	57,321	31,836
Loan participations	17,385	13,801
Reverse mortgage loans	347	231
Small business, small farm, and small agribusiness loans	5,328	1,358

Total	$418,178	$310,358

As of December 31, 2007, the Bank held a security interest in subprime residential mortgage loans pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

The following tables present a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of December 31, 2007 and 2006. Most of the credit outstanding and collateral borrowing capacity are with members that have the Bank’s top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns an internal rating from one to ten, with one as the highest rating. Changes in the number of members in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality of current members based on the analysis discussed above.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

December 31, 2007
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	211	$180,972	$262,657	69%
4-6	133	88	69,413	82,218	84
7-10	7	3	1,211	1,567	77

Total	405	302	$251,596	$346,442	73%

December 31, 2006
	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	309	229	$184,481	$285,446	65%
4-6	77	35	1,336	2,921	46
7-10	1	1	4	5	80

Total	387	265	$185,821	$288,372	64%

(1)   Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.

(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member Credit Outstanding and Collateral Borrowing Capacity

By Unused Borrowing Capacity

(Dollars in millions)

December 31, 2007
Unused Borrowing Capacity	Number of Members with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% - 10%	35	$73,135	$79,254
11% - 25%	48	58,764	74,450
26% - 50%	65	110,523	159,910
More than 50%	154	9,174	32,828

Total	302	$251,596	$346,442

December 31, 2006
Unused Borrowing Capacity	Number of Members with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% - 10%	19	$19,847	$20,331
11% - 25%	27	40,054	50,571
26% - 50%	66	114,366	175,394
More than 50%	153	11,554	42,076

Total	265	$185,821	$288,372

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

MPF Program.  Both the Bank and the FHLBank of Chicago approved the Bank members that became participants in the MPF Program. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

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

The First Loss Account for Original MPF for the years ended December 31, 2007, 2006, and 2005, was as follows:

First Loss Account for Original MPF

(Dollars in millions)	2007	2006	2005
Balance at beginning of period	$0.7	$0.5	$0.3
Amount accumulated during period	0.2	0.2	0.2

Balance at end of period	$0.9	$0.7	$0.5

The member’s credit enhancement obligation under Original MPF must be collateralized by the member in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the member a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.4 million in 2007, $0.5 million in 2006, and $0.5 million in 2005 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account is negotiated for each Master Commitment. The member typically provides credit enhancement under MPF Plus by purchasing a supplemental mortgage insurance policy that equals its credit enhancement obligation. The Bank manages credit exposure to supplemental mortgage insurance carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by supplemental mortgage insurance must be fully collateralized in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” Typically, the amount of the First Loss Account is equal to the deductible on the supplemental mortgage insurance policy. However, the supplemental mortgage insurance policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the supplemental mortgage insurance policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the supplemental mortgage insurance policy. If the deductible on the supplemental mortgage insurance policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the supplemental mortgage insurance policy deductible has been met. Once the deductible has been met, the supplemental mortgage insurance policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the supplemental mortgage insurance policy, credit losses on loans not covered by the policy, and all special hazard losses, if any. At December 31, 2007 and 2006, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of supplemental mortgage insurance. None of the supplemental mortgage insurance at December 31, 2007 and 2006, was provided by member institutions or their affiliates.

The First Loss Account for MPF Plus for the years ended December 31, 2007, 2006, and 2005, was as follows:

First Loss Account for MPF Plus

(Dollars in millions)	2007	2006	2005
Balance at beginning of period	$13	$13	$13
Amount accumulated during period	—	—	—

Balance at end of period	$13	$13	$13

Under MPF Plus, the Bank pays the member a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank had a de minimis loss in 2007, 2006, and 2005 on the sale of real-estate-owned property acquired as a result of foreclosure on MPF Plus loans and recovered the losses through the performance credit enhancement fees. The Bank reduced net interest income for credit enhancement fees totaling $4 million in 2007, $4 million in 2006, and $5 million in 2005 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $1 million at December 31, 2007, $2 million at December 31, 2006, and $2 million at December 31, 2005.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the Statement of Condition date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies for the past five years were as follows:

(Dollars in millions)	2007	2006	2005	2004	2003
30 – 59 days delinquent	$19	$22	$24	$24	$35
60 – 89 days delinquent	4	3	4	2	1
90 days or more delinquent	5	4	4	2	—

Total delinquencies	$28	$29	$32	$28	$36

Nonaccrual loans(1)	$5	$4	$4	$2	$—
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Delinquencies as a percentage of total mortgage loans outstanding	0.68%	0.62%	0.61%	0.47%	0.56%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.13%	0.09%	0.08%	0.04%	—%

(1)	Nonaccrual loans included 34 loans totaling $4 million that were in foreclosure or bankruptcy as of December 31, 2007, and 23 loans totaling $3 million that were in foreclosure or bankruptcy as of December 31, 2006.

For 2007, the total amount of interest income that was contractually due on the nonaccrual loans, all of which was received, was insignificant.

Delinquencies amounted to 0.68% of the total loans in the Bank’s portfolio as of December 31, 2007, which was below the national delinquency rate for prime fixed rate mortgages of 2.82% in the fourth quarter of 2007 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.62% of the total loans in the Bank’s portfolio as of December 31, 2006, which was below the national delinquency rate for prime fixed rate mortgages of 2.47% in the fourth quarter of 2006 published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 53 months as of December 31, 2007, and 41 months as of December 31, 2006.

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

		Unsecured Credit Limit Amount is the Lower of Percentage of Bank Capital or Percentage of Counterparty Capital
	Long Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	9
	A	9	18	9
	BBB	3	6	Overnight

Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

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

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) that were AAA-rated as of December 31, 2007, and are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. Bank policy limits these investments to $3.0 billion of AAA-rated bonds and $250 million of AA-rated bonds at the time of purchase. On January 18, 2008, $106 million of housing agency bonds issued by the California Housing Finance Agency and insured by Ambac Assurance Corporation (Ambac) were downgraded to AA as a result of a downgrade of Ambac’s financial strength rating to AA by Fitch Ratings. Based on information obtained from the rating agencies, the Bank’s California Housing Finance Agency bonds are AA-rated without considering the bond insurance.

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

All of the MBS purchased by the Bank are backed by pools of residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. Bank policy prohibits the purchase of MBS backed by pools of mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics.

At December 31, 2007, 54% of the carrying value of the Bank’s MBS portfolio was labeled Alt-A by the issuer. The following table details the par amount of the Alt-A securities by year of issuance with the currently available credit enhancement securing the credit risk. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the security will take a loss. The calculated average credit enhancement amount is a dollar weighted average of all the MBS in each category shown.

	Year of Issuance
(Dollars in millions)	2003 and earlier	2004	2005	2006	2007	Total
Par amount	$839	$1,634	$7,848	$2,326	$5,796	$18,443
Average credit enhancement	17.44%	16.63%	17.50%	24.41%	32.14%	22.89%

As of March 19, 2008, all of the Bank’s Alt-A MBS were rated AAA, and none had been downgraded. However, since the end of 2007 through March 19, 2008, approximately $871 million, or 5%, of the Bank’s Alt-A MBS had been placed on negative watch.

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

Investment Credit Exposure

(In millions)

December 31, 2007
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$11,510	$3,080	$—	$14,590
Federal funds sold	—	8,744	2,895	41	11,680
Trading securities:
MBS:
Ginnie Mae	30	—	—	—	30
Freddie Mac	15	—	—	—	15
Fannie Mae	13	—	—	—	13

Total trading securities	58	—	—	—	58

Held-to-maturity securities:
Commercial paper	994	2,694	—	—	3,688
Housing finance agency bonds	867	—	—	—	867
MBS:
Ginnie Mae	23	—	—	—	23
Freddie Mac	2,474	—	—	—	2,474
Fannie Mae	2,817	—	—	—	2,817
Non-agency	28,716	—	—	—	28,716

Total held-to-maturity securities	35,891	2,694	—	—	38,585

Total investments	$35,949	$22,948	$5,975	$41	$64,913

December 31, 2006
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	Total
Interest-bearing deposits in banks	$—	$6,877	$2,446	$—	$9,323
Securities purchased under agreements to resell(2)	200	—	—	—	200
Federal funds sold	—	11,759	3,660	24	15,443
Trading securities:
MBS:
Ginnie Mae	38	—	—	—	38
Freddie Mac	15	—	—	—	15
Fannie Mae	24	—	—	—	24

Total trading securities	77	—	—	—	77

Held-to-maturity securities:
Commercial paper	698	699	838	—	2,235
Housing finance agency bonds	1,000	—	—	—	1,000
Discount notes:
Freddie Mac	150	—	—	—	150
Fannie Mae	149	—	—	—	149
MBS:
Ginnie Mae	28	—	—	—	28
Freddie Mac	150	—	—	—	150
Fannie Mae	417	—	—	—	417
Non-agency	26,219	—	—	—	26,219

Total held-to-maturity securities	28,811	699	838	—	30,348

Total investments	$29,088	$19,335	$6,944	$24	$55,391

(1)	At December 31, 2007, $773 million of the A-rated investments and $41 million of the BBB-rated investments were with members. At December 31, 2006, $995 million of the A-rated investments and $24 million of the BBB-rated investments were with members. The A- and BBB-rated investments all had maturities of two months or less as of December 31, 2007. The A- and BBB-rated investments all had maturities of six months or less as of December 31, 2006.
(2)	Classified based on the credit rating of securities held as collateral.

The following tables present the portfolio concentration in the Bank’s trading and held-to-maturity securities portfolios at December 31, 2007 and 2006, with U.S. government corporation and GSE issuers and other issuers whose aggregate carrying values represented 10% or more of the Bank’s capital separately identified. The amounts include securities issued by the issuer’s holding company, along with its affiliated companies.

Trading Securities: Portfolio Concentration

(In millions)

2007	Carrying Value
MBS:
Ginnie Mae	$30
Freddie Mac	15
Fannie Mae	13

Total trading securities	$58

2006	Carrying Value
MBS:
Ginnie Mae	$38
Freddie Mac	15
Fannie Mae	24

Total trading securities	$77

Held-to-Maturity Securities: Portfolio Concentration

(In millions)
2007	Carrying Value	Estimated Fair Value
Commercial paper(1)	$3,688	$3,688
Housing finance agency bonds:
California Housing Finance Agency	867	869
MBS:
Ginnie Mae	23	22
Freddie Mac	2,474	2,498
Fannie Mae	2,817	2,827
Bank of America Corporation	3,153	3,098
Bear Stearns Companies Inc.	1,920	1,872
Countrywide Financial Corporation	4,793	4,641
Deutsche Bank AG	1,391	1,348
IndyMac Bank, F.S.B.	3,370	3,273
Lehman Brothers Inc.	3,785	3,687
UBS AG	2,199	2,127
Washington Mutual Inc.	1,390	1,359
Wells Fargo & Company	1,830	1,819
Other non-agency issuers(1)	4,885	4,778

Total MBS	34,030	33,349

Total held-to-maturity securities	$38,585	$37,906

2006	Carrying Value	Estimated Fair Value
Commercial paper(1)	$2,235	$2,235
Discount notes:
Freddie Mac	150	150
Fannie Mae	149	149
Housing finance agency bonds:
California Housing Finance Agency	1,000	1,002
MBS:
Ginnie Mae	28	28
Freddie Mac	150	150
Fannie Mae	417	407
Bank of America Corporation	2,171	2,145
Bear Stearns Companies Inc.	1,468	1,462
Countrywide Financial Corporation	5,325	5,279
Credit Suisse Group	1,107	1,103
IndyMac Bank, F.S.B.	2,004	1,996
Lehman Brothers Inc.	4,185	4,131
UBS AG	1,933	1,912
Washington Mutual Inc.	1,818	1,792
Wells Fargo & Company	2,195	2,185
Other non-agency issuers(1)	4,013	3,974

Total MBS	26,814	26,564

Total held-to-maturity securities	$30,348	$30,100

(1) Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

At December 31, 2007, the Bank’s MBS portfolio had net unrealized losses of approximately $0.7 billion. Since December 31, 2007, there has been additional price deterioration in the mortgage securities market. As a result, based on the limited market information available, the Bank estimates that the unrealized losses in the Bank’s MBS portfolio grew to approximately $2 billion as of February 29, 2008. However, the Bank has determined that despite the increased unrealized losses, the Bank has both the ability and intent to hold these securities to maturity and expects to recover the unrealized losses.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $8.7 billion carrying value of non-agency MBS at December 31, 2007, that had been issued by entities sponsored by five members or their affiliates. In addition, the Bank held $4.2 billion carrying value of MBS at December 31, 2007, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

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

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

December 31, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$251,497	$1,040	$843	$197
A	45,054	151	131	20

Subtotal	296,551	1,191	974	217
Members(2)	625	4	4	—

Total derivatives	$297,176	$1,195	$978	$217

December 31, 2006

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$179,874	$1	$—	$1
A	95,824	—	—	—

Subtotal	275,698	1	—	1
Members(2)	665	19	19	—

Total derivatives	$276,363	$20	$19	$1

(1)    Includes $1.6 billion at December 31, 2007, and $1.9 billion at December 31, 2006, in notional amounts of derivatives contracts outstanding with Citibank, N.A., a member that is a derivatives dealer counterparty.

(2)    Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At December 31, 2007, the Bank had a total of $297.2 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$296.6 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Eight of these counterparties made up 76% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $30.8 billion of derivatives outstanding at December 31, 2007, were affiliates of members, and one counterparty, with $1.6 billion outstanding at December 31, 2007, was a member of the Bank.

•

$625 million represented notional amounts of derivatives contracts with five member counterparties that are not derivatives dealers. The Bank entered into this $625 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2007, was $1.2 billion, which consisted of:

•

$1.2 billion of gross credit exposure on open derivatives contracts with 14 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $217 million.

•

$4 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with 2 member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

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

•

$665 million represented notional amounts of derivatives contracts with five member counterparties that are not derivatives dealers. The Bank entered into this $665 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2006, was $20 million, which consisted of:

•

$1 million of gross credit exposure on open derivatives contracts with one derivatives dealer counterparty. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $1 million.

•

$19 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, increased to $1.2 billion at December 31, 2007, from $1 million at December 31, 2006. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2006, to December 31, 2007, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties increased $20.8 billion from December 31, 2006, to December 31, 2007. The increase in the notional amount of derivatives during 2007 was primarily due to a $15.4 billion increase in interest rate swaps used to hedge the market risk of the increased level of fixed rate advances, a $7.0 billion increase in economic hedges matched to advances, and an $8.9 billion increase in interest rate exchange agreements matched to short-term discount notes, partially offset by a $10.4 billion decrease in interest rate exchange agreements that hedge consolidated obligation bonds. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

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

Total Bank Market Risk.

Market Value of Equity Sensitivity – The Bank uses market value of equity sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and related interest rate exchange agreements) to measure the Bank’s exposure to changes in interest rates. The Bank maintains its estimated market value of equity sensitivity within the limits specified by the Board of Directors in the Risk Management Policy primarily by managing the term, size, timing, and interest rate attributes of assets, liabilities, and interest rate exchange agreements acquired, issued, or executed.

The Bank’s market value of equity exposure analysis generally has shown that a 100-basis-point increase in interest rates results in a modest decrease in the estimated market value of equity, while a comparable decrease in interest rates results in a modest increase in the estimated market value of equity, but to a differing degree. This non-linear change in the sensitivity of the estimated market value of equity to changes in interest rates is generally the result of the varying degree to which changes in interest rates affect the market value of certain options embedded in the Bank’s assets and liabilities (primarily the inherent prepayment option embedded in mortgage assets). The Bank manages the risks associated with these embedded options, but does not completely eliminate these risks.

The Bank’s market value of equity sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –3% of the estimated market value of equity. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated market value of equity. The Bank’s measured market value of equity sensitivity modestly exceeded the policy limit as of December 31, 2007, predominantly resulting from the significant disruption in the mortgage markets during the third and fourth quarters of 2007 that resulted in extraordinarily wide mortgage asset spreads relative to valuation benchmarks. This had the direct effect of increasing the Bank’s measured market value sensitivity to interest rates, even though there was no fundamental change in the underlying cash flows of the Bank’s MBS and mortgage loan assets, liabilities, or related hedges. Because the Bank intends to hold its mortgage-related assets and related liabilities and hedges to maturity, the increase in the Bank’s market value of equity sensitivity measure is not expected to have an adverse impact on the Bank’s financial performance. The Bank does not currently intend to change its market risk management strategies to reduce the measured market value of equity sensitivity. The Bank will continue to monitor the mortgage markets and the impact that changes in the market might have on this risk measure and may take alternative actions to reduce the market value of equity sensitivity as needed.

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

Market Value of Equity Sensitivity

Estimated Cumulative Percentage Change in Market Value of Bank Equity

for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2007	December 31, 2006
+200 basis-point change	–6.6%	–4.0%
+100 basis-point change	–3.4	–1.8
–100 basis-point change	+3.2	+1.3
–200 basis-point change	+4.0	+1.9

(1) Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show more sensitivity as of December 31, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of December 31, 2007, were 110 basis points lower for terms of 1 year, 91 basis points lower for terms of 5 years, and 51 basis points lower for terms of 10 years. The measured increase in market value sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage portfolio. This increased sensitivity of the mortgage portfolio is related to the extraordinarily wide mortgage asset spreads, relative to valuation benchmarks, which have resulted in prices that are at discounts to par. As a result of the credit enhancement protection of these securities, and the Bank’s held-to-maturity classification, management does not believe the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s market value sensitivity would be materially unchanged from December 31, 2006.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of fair value adjustments made in accordance with SFAS 133, which will generally reverse over the remaining contractual terms to maturity or by the exercised call or put date of the hedged assets, hedged liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The policy limits the adverse impact of a simulated plus or minus 200-basis-point instantaneous change in interest rates (limited such that interest rates cannot be less than zero) on the projected potential dividend yield, measured over a 12-month forecast period, to –120 basis points. Results of simulations as of December 31, 2007, showed that the adverse change in the projected potential dividend yield from an instantaneous and parallel increase or decrease of 200 basis points in interest rates was –4 basis points, well within the policy limit of –120 basis points.

Repricing Gap Analysis – Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the positive periodic gap for the “6 months or less” time period indicates that as of December 31, 2007, there were $7.2 billion more assets than liabilities repricing or maturing during the 6-month period beginning on December 31, 2007. The large positive net periodic gap in the first 6-month period equals approximately 53% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of December 31, 2007

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$30,830	$—	$—	$—
Advances	199,858	9,714	37,663	3,799
Other assets	2,735	—	—	—

Total Assets	233,423	9,714	37,663	3,799

Liabilities
Consolidated obligations:
Bonds	81,616	30,745	71,878	13,940
Discount notes	62,732	5,145	—	(2)
Deposits	816	—	—	—
Borrowings	1,055	—	—	—
Mandatorily redeemable capital stock	—	—	229	—
Other liabilities	1,757	—	—	1,061

Total Liabilities	147,976	35,890	72,107	14,999

Interest rate exchange agreements	(76,994)	27,013	39,390	10,591

Periodic gap of advances-related business	8,453	837	4,946	(609)

Mortgage-related business:
Assets
MBS	11,998	4,033	14,893	3,164
Mortgage loans	273	271	1,669	1,919
Other assets	180	—	—	—

Total Assets	12,451	4,304	16,562	5,083

Liabilities
Consolidated obligations:
Bonds	4,608	3,307	12,581	6,653
Discount notes	10,099	394	—	—
Other liabilities	758	—	—	—

Total Liabilities	15,465	3,701	12,581	6,653

Interest rate exchange agreements	1,782	846	(2,173)	(455)

Periodic gap of mortgage-related business	(1,232)	1,449	1,808	(2,025)

Total periodic gap	7,221	2,286	6,754	(2,634)

Cumulative gap	$7,221	$9,507	$16,261	$13,627

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was two months as of December 31, 2007, and one month as of December 31, 2006.

Total Bank Duration Gap Analysis

	December 31, 2007		December 31, 2006
(In millions)	Amount	Duration Gap(1) (In months)	Amount	Duration Gap(1) (In months)
Assets	$322,999	5	$244,915	5
Liabilities	309,372	3	234,161	4

Net	$13,627	2	$10,754	1

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

The strategy to invest 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risk associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of capital in a laddered portfolio of instruments with maturities to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of December 31, 2007, in “Repricing Gap Analysis” above shows that approximately $8.5 billion of net assets for the advances-related business (62% of capital) were scheduled to mature or reprice in the six-month period following December 31, 2007, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

Mortgage-Related Business – The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity and a small amount of which are classified as trading, and mortgage loans purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of the mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans that have been acquired are long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an individual asset is purchased and on a total portfolio level. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity, estimated net market value sensitivity, and estimated prepayment sensitivity of the mortgage assets and anticipated funding and hedging under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of December 31, 2007 and 2006.

Market Value of Equity Sensitivity

Estimated Cumulative Percentage Change in Market Value of Bank Equity Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2007	December 31, 2006
+200 basis-point change	–5.1%	–2.0%
+100 basis-point change	–2.8	–0.9
–100 basis-point change	+2.3	+0.4
–200 basis-point change	+2.2	+0.0

(1) Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the contribution of the mortgage-related business to the sensitivity of the market value of equity to changes in interest rates show more adverse sensitivity to changes in rates as of December 31, 2007, compared to the estimates as of December 31, 2006. Compared to interest rates as of December 31, 2006, interest rates as of December 31, 2007, were 110 basis points lower for terms of 1 year, 91 basis points lower for terms of 5 years, and 51 basis points lower for terms of 10 years. This increased sensitivity of the mortgage portfolio is related to the extraordinarily wide mortgage asset spreads, relative to valuation benchmarks, which have resulted in prices that are at discounts to par. As a result of the credit enhancement protection of these securities, and the Bank’s held-to-maturity investment classification, management does not believe the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s market value sensitivity would be materially unchanged from December 31, 2006.

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

•

To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank’s exposure to prepayment of mortgage assets.

•	To offset an embedded cap and/or floor in an advance.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of December 31, 2007 and 2006.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2007	December 31, 2006

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$42,155	$24,334

Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	1,787	1,249

Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	4,439	2,125

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	3,895	9,090

Subtotal Fair Value Hedges			52,276	36,798

Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,370	2,552

Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	175	75

Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	4,573	—

Pay fixed, receive floating interest rate swap; swap may be callable or putable	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	2,715	773

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Economic Hedge(1)	525	—

Subtotal Economic Hedges(1)			10,358	3,400

Total			62,634	40,198

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	111,307	118,131

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	2,734	1,800

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	7,330	6,377

Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	48,236	48,566

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2007	December 31, 2006
Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	3,080	3,575

Subtotal Economic Hedges(1)			61,380	60,318

Total			172,687	178,449

Hedged Item: Callable Bonds

Receive fixed or structured rate, pay floating interest rate swap with an option to call	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	37,505	39,638

Receive fixed or structured, pay floating interest rate swap with an option to call	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	877	3,389

Total			38,382	43,027

Hedged Item: Discount Notes

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,672	2,253

Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	19,523	11,067

Total			22,195	13,320

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	28	39

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	1,190	1,260

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	60	70

Total			1,250	1,330

Total Notional Amount			$297,176	$276,363

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting under the rules of SFAS 133 (economic hedges). As a result, changes in the fair value of these interest rate exchange agreements are recorded in current period earnings. Finance Board regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

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

At December 31, 2007, the total notional amount of interest rate exchange agreements outstanding was $297.2 billion, compared with $276.4 billion at December 31, 2006. The $20.8 billion increase in the notional amount of derivatives during 2007 was primarily due to a $15.4 billion increase in interest rate swaps used to hedge the market risk of the increased level of fixed rate advances, a $7.0 billion increase in economic hedges matched to advances, and an $8.9 billion increase in interest rate exchange agreements matched to short-term discount notes, partially offset by a $10.4 billion decrease in interest rate exchange agreements that hedge consolidated obligation bonds. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following table categorizes the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2007 and 2006.

Estimated Fair Values of Derivatives and Hedged Items

(In millions)

December 31, 2007
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$52,276	$(595)	$604	$9
Non-callable bonds	111,307	1,353	(1,405)	(52)
Callable bonds	37,505	103	(128)	(25)

Subtotal	201,088	861	(929)	(68)

Not qualifying for hedge accounting (economic hedges):
Advances	10,358	(5)	—	(5)
Non-callable bonds	60,171	80	—	80
Non-callable bonds with embedded derivatives	1,209	(3)	—	(3)
Callable bonds	877	(3)	—	(3)
Discount notes	22,195	13	—	13
MBS – trading	28	—	—	—
Intermediated	1,250	—	—	—

Subtotal	96,088	82	—	82

Total	$297,176	$943	$(929)	$14

December 31, 2006
	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$36,798	$182	$(176)	$6
Non-callable bonds	118,131	(606)	565	(41)
Callable bonds	39,638	(353)	335	(18)

Subtotal	194,567	(777)	724	(53)

Not qualifying for hedge accounting (economic hedges):
Advances	3,400	—	—	—
Non-callable bonds	55,238	(6)	—	(6)
Non-callable bonds with embedded derivatives	5,080	(15)	—	(15)
Callable bonds	3,364	(28)	—	(28)
Callable bonds with embedded derivatives	25	—	—	—
Discount notes	13,320	41	—	41
MBS – trading	39	—	—	—
Intermediated	1,330	1	—	1

Subtotal	81,796	(7)	—	(7)

Total	$276,363	$(784)	$724	$(60)

The fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above tables are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	December 31, 2007	December 31, 2006
Host contract: Non-callable bonds	$3	$15

SFAS 133-related income volatility during 2007 was primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate from 5.25% to 4.25% during the third and fourth quarters of 2007, and (ii) the changes in consolidated obligation rate levels, consolidated obligation spreads to LIBOR, and swap volatilities during the third and fourth quarters of 2007. The positive fair value impact of SFAS 133 during the third and fourth quarters of 2007 from the decline in short-term interest rates is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. The positive impacts from the spread and volatility changes in 2007 are also expected generally to reverse, as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional fair value gains, but these fair value gains, if any, would generally be expected to reverse in the manner described above.

In addition, SFAS 133-related income volatility included the impact of economic hedges during 2007. These hedges do not qualify for hedge accounting treatment under SFAS 133. Economic hedges introduce the potential for earnings volatility because the underlying hedged instruments are not carried at fair value, so that the changes in fair value recorded on the interest rate exchange agreements generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. These economic hedges are primarily transacted as non-SFAS 133-hedge qualifying at inception, but also occur when hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective hedge.

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

The Bank has identified the following accounting policies and estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and all derivatives and hedged items carried at fair value in accordance with SFAS 133; and estimating prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in Note 1 to the Financial Statements.

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

Advances.  The allowance for credit losses on advances includes the following underlying assumptions that the Bank uses for evaluating its exposure to credit loss: (i) management’s judgment as to the creditworthiness of the members to which the Bank lends funds, (ii) review and valuation of the collateral pledged by members, and (iii) evaluation of historical loss experience. The Bank has policies and procedures in place to manage its credit risk on advances. These include:

•	Monitoring the creditworthiness and financial condition of the members to which it lends funds.

•	Assessing the quality and value of collateral pledged by members to secure advances.

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

At December 31, 2007, the Bank had $251.0 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $346.4 billion. At December 31, 2006, the Bank had $183.7 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $288.4 billion.

The Bank has never experienced a credit loss on an advance. Based on management’s credit analyses, the collateral held as security for advances, and prior repayment history, the Bank has not provided an allowance for losses on advances as of December 31, 2007 and 2006.

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

Mortgage Loans Acquired Under the MPF Program.  In determining the allowance for credit losses on mortgage loans, management evaluates the Bank’s exposure to credit loss taking into consideration the following: (i) management’s judgment as to the eligibility of members to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by members, and (iv) estimation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•	Monitoring the creditworthiness and financial condition of the members that sold mortgage loans to the Bank.

•	Valuation of required credit enhancements to be provided by members calculated using a rating agency model.

•	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.

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

The Bank began purchasing mortgage loans from members under the MPF Program in 2002. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007. The Bank calculates its estimated allowance for credit losses for its Original MPF loans and MPF Plus loans as described below and does not estimate ranges of allowances. Given that the Bank’s participation in this program began in 2002, the Bank does not have significant loss history to evaluate the historical accuracy of its estimate for allowances for credit losses. However, the Bank does have a process in place for determining whether the loans purchased comply with the underwriting and qualifying standards established for the program and for monitoring and identifying loans that are deemed impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the amount of the liquidation value of the real property, primary mortgage insurance, and available performance-based credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.9 million as of December 31, 2007, and $0.7 million as of December 31, 2006.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

At December 31, 2007, the Bank had 47 loans totaling $5 million classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 million were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 million classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 million were in foreclosure or bankruptcy.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

(In millions)	2007	2006	2005	2004	2003
Balance, beginning of the period	$0.7	$0.7	$0.3	$—	$0.2
Chargeoffs	—	—	—	—	—
Recoveries	—	—	—	—	—
Increase in/(reduction of) provision for credit losses	0.2	—	0.4	0.3	(0.2)

Balance, end of the period	$0.9	$0.7	$0.7	$0.3	$—

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

In addition, the Bank evaluates all transactions to determine whether an embedded derivative exists based on the guidance of SFAS 133. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the Bank measures the fair value of the embedded derivative separately from the host contract and records the changes in fair value in earnings.

Assessment of Effectiveness.  Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet certain criteria under SFAS 133 may qualify for the “short-cut” method of assessing effectiveness. The short-cut method allows the Bank to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. No further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed. Included in these hedging relationships may be hedged items for which the settlement of the hedged item occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions to be 5 business days or less for advances and 30 calendar days, using a next business day convention, for consolidated obligations. The Bank designates the hedged item in a qualifying hedging relationship as of its trade date. Although the hedged item will not be recognized in the financial statements until settlement date, in certain circumstances when the fair value of the hedging instrument is zero on the trade date, the Bank believes that it meets a condition of SFAS 133 that allows the use of the short-cut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Hedge Discontinuance.  When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting. In addition, the Bank discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The Bank treats modifications of hedged items (such as a reduction in par amount, change in maturity date, or change in strike rates) as a termination of a hedge relationship. The Bank records the effect of discontinuance of hedges to earnings in “Net gain/(loss) on derivatives and hedging activities.”

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

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its derivatives agreements. The Bank’s net unsecured credit exposure to derivatives counterparties was $217 million at December 31, 2007, and $1 million at December 31, 2006. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

Fair values are based on market prices when they are available. If market quotes are not available, which is the case for many of the Bank’s financial instruments, the Bank is required to make significant assumptions and use valuation techniques for the purpose of determining estimated fair values.

The methods the Bank uses to estimate fair value include the following:

•	Readily available quoted prices, market rates, or replacement rates for similar financial instruments

•	Discounted cash flows using market estimates of interest rates and volatility or dealer prices and prices of similar instruments

•	Pricing models and their underlying assumptions based on management’s best estimates for discount rates, prepayments, market volatility, and other factors

•	Carrying value to approximate fair value for financial instruments with three months or less to repricing or maturity

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

The Bank’s estimated fair value of total assets was $322.5 billion and of total liabilities was $309.5 billion at December 31, 2007. The Bank used valuation techniques to estimate the fair value of $290.9 billion of assets and $303.9 billion of liabilities at December 31, 2007. The Bank’s estimated fair value of total assets was $244.7 billion and of total liabilities was $233.8 billion at December 31, 2006. The Bank used valuation techniques to estimate the fair value of $216.0 billion of assets and $230.1 billion of liabilities at December 31, 2006.

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

Recent Developments

Temporary Increase in FHLBanks’ Authority to Invest in Mortgage-Backed Securities.  On March 24, 2008, the Finance Board authorized the FHLBanks to increase their purchases of MBS by increasing the regulatory limit on MBS purchases from 300 percent of capital to 600 percent of capital. The Finance Board requires an FHLBank to provide prior notification of its first acquisition under the temporary authority and include in its notification a description of the risk management principles underlying its purchases and an updated retained earnings analysis. The temporary authority is limited to MBS issued or backed by pools of mortgages guaranteed by Freddie Mac or Fannie Mae, including collateralized mortgage obligations or real estate mortgage investment conduits backed by the MBS. Furthermore, the temporary authority is limited to MBS backed by mortgage loans originated after January 1, 2008, and underwritten to conform to the standards imposed by the federal banking regulators on non-traditional and subprime mortgages in 2006 and 2007. The temporary authority expires on March 31, 2010. The Bank is currently reviewing the temporary authority and has not yet determined the effect, if any, the temporary authority may have on the results of operations or financial condition of the Bank.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,189.7 billion at December 31, 2007, and $952.0 billion at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $302.9 billion at December 31, 2007, and $230.6 billion at December 31, 2006. At December 31, 2007, the Bank had committed to the issuance of $855 million in consolidated obligation bonds, of which $400 million were hedged with associated interest rate swaps, and $1.5 billion in consolidated obligation discount notes, of which $1.2 billion were hedged with associated interest rate swaps. At December 31, 2006, the Bank had committed to the issuance of $175 million in consolidated obligation bonds, of which $125 million were hedged with associated interest rate swaps, and $11 million in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 11 and 19 to the Financial Statements.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2007, the Bank had $2.6 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. At December 31, 2006, the Bank had $3.3 billion of advance commitments and $1.1 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit are reported in Note 18 to the Financial Statements.

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

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2007 and 2006, except for obligations associated with short-term discount notes and pension and retirement benefits. Additional information with respect to the Bank’s consolidated obligations is presented in Notes 11 and 19 to the Financial Statements.

In addition, Note 14 to the Financial Statements includes a discussion of the Bank’s mandatorily redeemable capital stock and Note 15 to the Financial Statements includes a discussion of the Bank’s pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management. Note 17 to the Financial Statements includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)

As of December 31, 2007
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$86,008	$89,257	$26,593	$22,027	$223,885
Mandatorily redeemable capital stock	—	20	209	—	229
Operating leases	4	6	6	22	38

Total contractual obligations	$86,012	$89,283	$26,808	$22,049	$224,152

As of December 31, 2006
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$64,617	$85,387	$32,427	$17,965	$200,396
Mandatorily redeemable capital stock	—	30	76	—	106
Operating leases	3	7	6	25	41

Total contractual obligations	$64,620	$85,424	$32,509	$17,990	$200,543

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 65 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining effective internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in its report appearing on page 86, which expressed unqualified opinions on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, CA

March 27, 2008

Federal Home Loan Bank of San Francisco

Statements of Condition

(In millions-except par value)	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$5	$7
Interest-bearing deposits in banks	14,590	9,323
Deposits for mortgage loan program with other Federal Home Loan Bank	—	1
Securities purchased under agreements to resell	—	200
Federal funds sold	11,680	15,443
Trading securities (includes $7 and $29, respectively, pledged as collateral that may be repledged)	58	77
Held-to-maturity securities (includes $43 and $580, respectively, pledged as collateral that may be repledged)(a)	38,585	30,348
Advances	251,034	183,669
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.9 and $0.7, respectively	4,132	4,630
Accrued interest receivable	1,590	1,078
Premises and equipment, net	16	12
Derivative assets	1,195	20
Other assets	114	107

Total Assets	$322,999	$244,915

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$223	$587
Term	16	5
Other	574	2
Non-interest-bearing - Other	3	4

Total deposits	816	598

Borrowings:
Other Federal Home Loan Banks	955	—
Other	100	—

Total borrowings	1,055	—

Consolidated obligations, net:
Bonds	225,328	199,300
Discount notes	78,368	30,128

Total consolidated obligations	303,696	229,428

Mandatorily redeemable capital stock	229	106
Accrued interest payable	2,434	2,280
Affordable Housing Program	175	147
Payable to REFCORP	58	39
Derivative liabilities	81	995
Other liabilities	828	568

Total Liabilities	309,372	234,161

Commitments and Contingencies (Note 19):
Capital (Note 14):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
134 shares and 106 shares, respectively	13,403	10,616
Restricted retained earnings	227	143
Accumulated other comprehensive loss	(3)	(5)

Total Capital	13,627	10,754

Total Liabilities and Capital	$322,999	$244,915

(a)	Fair values of held-to-maturity securities were $37,906 and $30,100, at December 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

	For the years ended December 31,
(In millions)	2007	2006	2005
Interest Income:
Advances	$10,718	$8,776	$5,091
Prepayment fees on advances, net	1	1	1
Interest-bearing deposits in banks	569	558	151
Securities purchased under agreements to resell	13	35	37
Federal funds sold	660	522	424
Trading securities	4	6	15
Held-to-maturity securities	1,591	1,500	1,112
Mortgage loans held for portfolio	215	243	280

Total Interest Income	13,771	11,641	7,111

Interest Expense:
Consolidated obligations:
Bonds	10,772	9,799	5,709
Discount notes	2,038	980	700
Deposits	22	18	16
Other borrowings	1	1	1
Mandatorily redeemable capital stock	7	4	2

Total Interest Expense	12,840	10,802	6,428

Net Interest Income	931	839	683

Other Income/(Loss):
Services to members	1	1	1
Net loss on trading securities	—	—	(14)
Net gain/(loss) on derivatives and hedging activities	52	(14)	(89)
Other income	2	3	2

Total Other Income/(Loss)	55	(10)	(100)

Other Expense:
Compensation and benefits	48	45	41
Other operating expense	36	33	29
Federal Housing Finance Board	8	7	6
Office of Finance	6	5	5

Total Other Expense	98	90	81

Income Before Assessments	888	739	502

REFCORP	163	136	92
Affordable Housing Program	73	61	41

Total Assessments	236	197	133

Net Income	$652	$542	$369

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

	Capital Stock Class B-Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2004	78	$7,765	$139	$—	$139	$(4)	$7,900
Issuance of capital stock	21	2,155					2,155
Repurchase/redemption of capital stock	(8)	(771)					(771)
Capital stock reclassified to mandatorily redeemable capital stock	—	(6)					(6)
Comprehensive income:
Net income				369	369		369
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							370

Transfers from restricted retained earnings			(8)	8	—		—
Dividends on capital stock (4.44%)
Stock issued	4	377		(377)	(377)		—

Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648

Issuance of capital stock	35	3,511					3,511
Repurchase/redemption of capital stock	(28)	(2,792)					(2,792)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(153)					(153)
Comprehensive income:
Net income				542	542		542
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							543

Adjustment to initially apply SFAS 158						(3)	(3)
Transfers to restricted retained earnings			12	(12)	—		—
Dividends on capital stock (5.41%)
Stock issued	5	530		(530)	(530)		—

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754

Issuance of capital stock	53	5,342					5,342
Repurchase/redemption of capital stock	(30)	(2,975)					(2,975)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(148)					(148)
Comprehensive income:
Net income				652	652		652
Other comprehensive income:
Pension and postretirement benefits						2	2

Total comprehensive income							654

Transfers to restricted retained earnings			84	(84)	—		—
Dividends on capital stock (5.20%)
Stock issued	6	568		(568)	(568)		—

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$652	$542	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	521	(2)	135
Non-cash interest on mandatorily redeemable capital stock	7	4	2
Change in net fair value adjustment on derivatives and hedging activities	(429)	98	298
Gain on extinguishment of debt	—	(2)	—
Net change in:
Trading securities	19	51	474
Accrued interest receivable	(512)	(169)	(511)
Other assets	(18)	(6)	(10)
Accrued interest payable	154	832	639
Other liabilities	55	40	7

Total adjustments	(203)	846	1,034

Net cash provided by operating activities	449	1,388	1,403

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(5,267)	(2,424)	(1,648)
Securities purchased under agreements to resell	200	550	(750)
Federal funds sold	3,763	1,554	(8,536)
Deposits for mortgage loan program with other Federal Home Loan Banks	1	—	—
Premises and equipment	(8)	(6)	(5)
Held-to-maturity securities:
Net increase in short-term	(1,033)	(917)	(728)
Proceeds from maturities of long-term	5,430	6,674	8,580
Purchases of long-term	(12,277)	(5,822)	(13,991)
Advances:
Principal collected	1,910,806	1,854,536	1,348,109
Made to members	(1,977,387)	(1,875,178)	(1,371,065)
Mortgage loans held for portfolio:
Principal collected	498	603	894
Purchases	—	(18)	(70)

Net cash used in investing activities	(75,274)	(20,448)	(39,210)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

	For the years ended December 31,
(In millions)	2007	2006	2005
Cash Flows from Financing Activities:
Net change in:
Deposits	218	154	(491)
Borrowings from other Federal Home Loan Banks	955	—	—
Other borrowings	100	—	—
Net proceeds from consolidated obligations:
Bonds issued	110,375	93,614	93,719
Discount notes issued	303,381	202,008	229,517
Bonds transferred from other Federal Home Loan Banks	732	803	242
Payments for consolidated obligations:
Bonds matured or retired	(87,636)	(78,655)	(58,310)
Discount notes matured or retired	(255,637)	(199,490)	(228,242)
Proceeds from issuance of capital stock	5,342	3,511	2,155
Payments for repurchase/redemption of mandatorily redeemable capital stock	(32)	(98)	(16)
Payments for repurchase/redemption of capital stock	(2,975)	(2,792)	(771)

Net cash provided by financing activities	74,823	19,055	37,803

Net decrease in cash and cash equivalents	(2)	(5)	(4)
Cash and cash equivalents at beginning of year	7	12	16

Cash and cash equivalents at end of year	$5	$7	$12

Supplemental Disclosures:
Interest paid during the period	$12,730	$8,744	$4,802
Affordable Housing Program payments during the period	45	40	47
REFCORP payments during the period	144	124	85
Transfers of mortgage loans to real estate owned	2	—	1

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock, which may support business transactions still reflected on the Bank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance and community financial institutions, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, defined community financial institutions for 2007 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $599 or less. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 20 for more information.

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

Note 1 – Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the amounts of reported assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

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

The Bank regularly evaluates outstanding held-to-maturity investments for changes in fair value and records an impairment when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is deemed impaired, the Bank evaluates whether the decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, the Bank takes into consideration whether or not it will receive all of the investment’s contractual cash flows based on factors that include, but are not limited to, the length of time and extent that the investment’s fair value has been less than its amortized cost and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer- or collateral-specific factors, such as the creditworthiness of the issuer (rating agency actions) and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss, which is included in other expense in the Statements of Income. The Bank did not experience any other-than-temporary impairment in the value of investments during 2007, 2006, and 2005.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Mortgage Loans Held in Portfolio.  Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loans. The Bank and the member that sold the loans share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), and the member assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the FLA are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating member beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The member may obtain supplemental mortgage insurance (SMI) to cover any portion of its credit enhancement obligation under this product. The Bank manages credit exposure to SMI carriers in the same way that it manages unsecured credit in its investment portfolio. A member’s credit enhancement obligation not covered by SMI must be fully collateralized.

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. A retrospective adjustment is required each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Allowance for Credit Losses on Mortgage Loans.  The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses in the Bank’s mortgage loan portfolio as of the Statement of Condition date. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement.

Prepayment Fees.  When a member prepays certain advances prior to original maturity, the Bank may charge the member a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”), the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank determines whether the new advance represents a modification of the original hedged advance or whether the prepayment represents an extinguishment of the original hedged advance. If the new advance represents a modification of the original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements of SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.

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

Changes in the fair value of a derivative that is effective as a fair value hedge and qualifies and is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.”

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

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net gain/(loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Changes in the fair value of economic hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the interest income and interest expense associated with economic hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

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

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item exactly offsets the change in the value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be 5 business days or less and for consolidated

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

obligations to be 30 calendar days or less, using a next business day convention. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank meets a condition of SFAS 133 that allows the use of the short-cut method, provided that all the other criteria of SFAS 133, paragraph 68, are also met. The Bank then records the changes in the fair value of the derivative and the hedged item beginning on the trade date.

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

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 14 for more information.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises and Equipment.  The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises and equipment totaled $21 and $16 at December 31, 2007 and 2006, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 15 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $5 for 2007, $3 for 2006, and $3 for 2005. The Bank includes gains and losses on disposal of premises and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank’s building, was $1, $1, and $1, in 2007, 2006, and 2005, respectively.

Concessions on Consolidated Obligations.  The amounts paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor are deferred and amortized to expense using the level-yield method over the remaining contractual life or estimated life of the consolidated obligations. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Unamortized concessions were $55 and $66 at December 31, 2007 and 2006, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $29, $19, and $12, in 2007, 2006, and 2005, respectively.

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

Affordable Housing Program (AHP).  As more fully discussed in Note 12, the FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants and below-market interest rate advances to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. AHP advances are made at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the net present value of the difference in the cash flows attributable to the difference between the interest rate of the AHP advance and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance, and amortized using the level-yield method over the remaining contractual life or estimated life of the AHP advance.

Resolution Funding Corporation (REFCORP) Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the REFCORP toward the interest on bonds issued by the REFCORP. The REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of the REFCORP to carry out the functions of the REFCORP. See Note 13 for more information.

Finance Board and Office of Finance Expenses.  Each FHLBank is assessed a proportionate share of the cost of operating the Finance Board, the FHLBanks’ primary regulator, and the Office of Finance, which manages the issuance and servicing of consolidated obligations.

The Finance Board allocates its operating costs to the FHLBanks based on each FHLBank’s percentage of the FHLBanks’ total combined capital. These assessments totaled $8, $7, and $6 in 2007, 2006, and 2005, respectively. The Office of Finance allocates its operating costs based on each FHLBank’s percentage of the FHLBanks’ total combined capital, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding. These assessments totaled $6, $5, and $5 in 2007, 2006, and 2005, respectively.

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

Carrying value is assumed to approximate fair value for financial instruments with three months or less to repricing or maturity. Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank’s financial instruments and related assumptions are detailed in Note 18.

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

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 155.  On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which had been amended previously by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (as amended, SFAS 133) to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank adopted SFAS 155 on January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

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

SFAS 157.  On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,

•	Level 2 – directly or indirectly observable inputs other than quoted prices, and

•	Level 3 – unobservable inputs.

SFAS 157 requires disclosures detailing (i) the extent to which companies measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank adopted SFAS 157 as of January 1, 2008. The effect of the adopting of SFAS 157 was a $1.0 increase to the Bank’s retained earnings balance at January 1, 2008.

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

SFAS 159.  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the Bank has chosen to use fair value on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank adopted SFAS 159 as of January 1, 2008. As a result of adopting SFAS 159, the Bank elected to record certain financial assets and financial liabilities at fair value. The effect of adopting SFAS 159 was a $16 increase to the Bank’s retained earnings balance at January 1, 2008.

FSP FIN 39-1.  On April 30, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Adoption of DIG Issue E23.  On December 20, 2007, the FASB issued DIG Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (DIG Issue E23). DIG Issue E23 amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. DIG Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The adoption of DIG Issue E23 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 161.  On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank will adopt SFAS 161 on January 1, 2009. The Bank has not yet determined what effect, if any, the implementation of SFAS 161 will have on its financial statement disclosures.

Note 3 – Cash and Due from Banks

Compensating Balances.  The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average compensating balances were approximately $7 for 2007 and $8 for 2006.

In addition, the Bank maintains average required balances with the Federal Reserve Bank of San Francisco of approximately $1 for 2007 and $1 for 2006. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of San Francisco.

Note 4 – Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (resale agreements) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007	$—	$—	$—	$—
December 31, 2006	200	—	—	200

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and estimated fair value of resale agreements by contractual maturity as of December 31, 2007 and 2006, are shown below.

	2007		2006
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$200	$200

The Bank engages in resale agreements with securities dealers, all of which are “primary dealers” as designated by the Federal Reserve Bank of New York. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Statements of Condition. The collateral from resale agreements, all of which is highly rated, is held by the Bank’s safekeeping custodian. If the market value of the underlying securities decreases below the market value required as collateral, the counterparty is required to place additional securities in safekeeping in the name of the Bank. The Bank had rights to securities collateral with an estimated value in excess of the resale agreements outstanding at December 31, 2007.

Resale agreements averaged $242 during 2007 and $743 during 2006. The maximum amounts outstanding at any monthend were $2,100 during 2007 and $3,550 during 2006.

Interest Rate Payment Terms.  At December 31, 2007, the Bank held no resale agreements outstanding. At December 31, 2006, the amortized cost of resale agreements, all with fixed rate interest payment terms, was $200, with average yields of 5.27%.

Note 5 – Trading Securities

Trading securities as of December 31, 2007 and 2006, were as follows:

	2007	2006
MBS:
Ginnie Mae	$30	$38
Freddie Mac	15	15
Fannie Mae	13	24

Total	$58	$77

The net gain/(loss) on trading securities was $0.1 for 2007, $(0.4) for 2006, and $(14) for 2005. These amounts represent the changes in the fair value of the securities during the reported periods. The weighted average interest rates on trading securities were 5.80% for 2007 and 5.63% for 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,688	$—	$—	$3,688
Housing finance agency bonds	867	2	—	869

Subtotal	4,555	2	—	4,557

MBS:
Ginnie Mae	23	—	—	23
Freddie Mac	2,474	28	(4)	2,498
Fannie Mae	2,817	15	(5)	2,827
Non-agency	28,716	11	(726)	28,001

Total MBS	34,030	54	(735)	33,349

Total	$38,585	$56	$(735)	$37,906

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,235	$—	$—	$2,235
Housing finance agency bonds	1,000	2	—	1,002
Discount notes:
Freddie Mac	150	—	—	150
Fannie Mae	149	—	—	149

Subtotal	3,534	2	—	3,536

MBS:
Ginnie Mae	28	—	—	28
Freddie Mac	150	1	(1)	150
Fannie Mae	417	1	(11)	407
Non-agency	26,219	37	(277)	25,979

Total MBS	26,814	39	(289)	26,564

Total	$30,348	$41	$(289)	$30,100

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms.  The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of December 31, 2007 and 2006, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

December 31, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$3,688	$3,688	4.96%
Due one year through five years	20	20	5.06
Due after five years through ten years	31	31	5.03
Due after ten years	816	818	5.15

Subtotal	4,555	4,557	5.00

MBS:
Ginnie Mae	23	23	5.53
Freddie Mac	2,474	2,498	5.84
Fannie Mae	2,817	2,827	5.66
Non-agency	28,716	28,001	5.31

Total MBS	34,030	33,349	5.38

Total	$38,585	$37,906	5.34%

December 31, 2006
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Due in one year or less	$2,534	$2,534	5.24%
Due after five years through ten years	28	28	5.52
Due after ten years	972	974	5.59

Subtotal	3,534	3,536	5.35

MBS:
Ginnie Mae	28	28	5.68
Freddie Mac	150	150	6.37
Fannie Mae	417	407	4.80
Non-agency	26,219	25,979	5.16

Total MBS	26,814	26,564	5.16

Total	$30,348	$30,100	5.18%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net premiums of $14 at December 31, 2007, and net premiums of $33 at December 31, 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at December 31, 2007 and 2006, are detailed in the following table:

	2007	2006
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$3,688	$2,534
Adjustable rate	867	1,000

Subtotal	4,555	3,534

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	4,557	395
Adjustable rate	96	122
Collateralized mortgage obligations:
Fixed rate	21,415	21,140
Adjustable rate	7,962	5,157

Subtotal	34,030	26,814

Total	$38,585	$30,348

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2007 and 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$838	—	$31	$—	$869	$—
MBS:
Ginnie Mae	16	—	7	—	23	—
Freddie Mac	2,442	3	56	1	2,498	4
Fannie Mae	2,544	1	283	4	2,827	5
Non-agency	15,015	349	12,986	377	28,001	726

Total MBS	20,017	353	13,332	382	33,349	735

Total temporarily impaired	$20,855	$353	$13,363	$382	$34,218	$735

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$864	$—	$138	$—	$1,002	$—
MBS:
Ginnie Mae	15	—	13	—	28	—
Freddie Mac	80	—	70	1	150	1
Fannie Mae	63	—	344	11	407	11
Non-agency	9,915	7	16,064	270	25,979	277

Total MBS	10,073	7	16,491	282	26,564	289

Total temporarily impaired	$10,937	$7	$16,629	$282	$27,566	$289

The Bank reviewed the securities included in the preceding two tables, and each security had a credit rating of AAA at December 31, 2007 and 2006. The Bank has also determined that despite increased delinquencies in the underlying collateral, the credit enhancement protection in these securities was sufficient to protect the Bank from loss of amounts due according to the contractual terms of the individual securities. The Bank has both the ability and intent to hold these securities to recovery of the unrealized losses and, therefore, has determined that the unrealized losses are temporary.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) the Bank’s members or (ii) the members of other FHLBanks.

Note 7 – Advances

Redemption Terms.  The Bank had advances outstanding, including AHP advances (see Note 12), at interest rates ranging from 1.88% to 8.57% at December 31, 2007, and 1.97% to 8.57% at December 31, 2006, as summarized below.

	2007		2006
Year of Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
2007	$—	—%	$73,140	5.14%
2008	48,466	4.15	40,762	5.14
2009	86,793	4.79	34,444	5.24
2010	54,462	4.98	9,468	5.13
2011	39,805	5.17	17,249	5.31
2012	12,974	5.27	592	4.98
Thereafter	7,914	5.57	8,193	5.19

Total par amount	250,414	4.82%	183,848	5.17%

SFAS 133 valuation adjustments	604		(176)
Net unamortized premiums/(discounts)	16		(3)

Total	$251,034		$183,669

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee that makes the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $9,701 at December 31, 2007, and $11,357 at December 31, 2006. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $1,813 at December 31, 2007, and $1,275 at December 31, 2006.

The following table summarizes advances at December 31, 2007 and 2006, by the earlier of the year of contractual maturity or next call date for callable advances:

Earlier of Year of Contractual Maturity or Next Call Date	2007	2006
2007	$—	$74,031
2008	49,743	40,850
2009	86,551	33,872
2010	54,298	9,429
2011	39,523	16,968
2012	12,472	592
Thereafter	7,827	8,106

Total par amount	$250,414	$183,848

The Bank’s advances at December 31, 2007 and 2006, included $4,809 and $2,525, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates.

The following table summarizes advances to members at December 31, 2007 and 2006, by the earlier of the year of contractual maturity or next put date for putable advances:

Earlier of Year of Contractual Maturity or Next Put Date	2007	2006
2007	$—	$74,880
2008	51,071	40,174
2009	87,479	34,602
2010	54,141	9,493
2011	39,555	16,929
2012	11,804	557
Thereafter	6,364	7,213

Total par amount	$250,414	$183,848

Security Terms.  The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such loans, as collateral from members that qualify as community financial institutions.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank requires each borrowing member to execute a written “Advances and Security Agreement,” which describes the Bank’s credit and collateral terms. At December 31, 2007 and 2006, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member’s subsidiary on behalf of the member, with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its subsidiary to retain physical possession of loan collateral assigned to the Bank, provided that the member and its subsidiary agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its subsidiary to deliver physical possession of loan collateral to the Bank or its safekeeping agent. All securities collateral is required to be delivered to the Bank’s safekeeping agent. All loan collateral pledged by the member is also subject to a UCC-1 financing statement.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the Bank or any affiliate of the member priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following table presents the concentration in advances to these three members as of December 31, 2007 and 2006. The table also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2007, 2006, and 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2007		2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)	$95,879	38%	$72,323	39%
Washington Mutual Bank	54,050	22	34,864	19
Wachovia Mortgage, FSB(3)	24,110	10	22,846	13

Subtotal	174,039	70	130,033	71
Others	76,375	30	53,815	29

Total par amount	$250,414	100%	$183,848	100%

	2007		2006		2005
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$4,625	44%	$864	10%	$—	—%
Citibank (West), FSB(2)	—	—	1,408	17	804	16
Washington Mutual Bank	1,537	15	2,333	28	1,900	37
Wachovia Mortgage, FSB(3)	1,097	10	1,276	15	844	17

Subtotal	7,259	69	5,881	70	3,548	70
Others	3,227	31	2,565	30	1,499	30

Total	$10,486	100%	$8,446	100%	$5,047	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to fair value adjustments for hedged advances resulting from SFAS 133.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivative counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of these institutions with borrowing capacity in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Of these three members, Citibank, N.A., and Washington Mutual Bank each owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2007. Each of these three members owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2006.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for advances at December 31, 2007 and 2006, are detailed below:

	2007	2006
Par amount of advances:
Fixed rate	$106,200	$53,120
Adjustable rate	144,214	130,728

Total par amount	$250,414	$183,848

Prepayment Fees, Net.  The Bank charged members prepayment fees or paid members prepayment credits when the principal on certain advances was paid prior to original maturity. Some of these advances were associated with interest rate exchange agreements. Upon termination of these advances, the gains or losses on the associated interest rate exchange agreements were recognized in accordance with SFAS 133. These transactions are summarized in the following table for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Prepayment fees received, net(1)	$1	$1	$1
Advance principal prepaid	1,733	341	1,169

(1)    Includes prepayment credits on advances with partial prepayment symmetry, offset by net gains on the associated interest rate exchange agreements. For the year ended December 31, 2007, prepayment credits paid to members on advances with partial prepayment symmetry totaled $1.2, offset by $0.7 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net credits paid of $0.5. For the year ended December 31, 2006, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.2, offset by $0.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of an insignificant amount. For the year ended December 31, 2005, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.8, offset by $1.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $0.4.

Note 8 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from its participating members. The mortgage loans are held-for-portfolio loans. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information as of December 31, 2007 and 2006, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes:

	2007	2006
Fixed rate medium-term mortgage loans	$1,385	$1,613
Fixed rate long-term mortgage loans	2,765	3,035
Unamortized premiums	2	6
Unamortized discounts	(19)	(23)

Mortgage loans held for portfolio	4,133	4,631
Less: Allowance for credit losses	(1)	(1)

Total mortgage loans held for portfolio	$4,132	$4,630

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $4 in 2007, $5 in 2006, and $6 in 2005.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration Risk.  The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2007 and 2006.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2007
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

December 31, 2006
Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,506	76%	24,406	72%
IndyMac Bank, F.S.B.	706	15	6,650	19

Subtotal	4,212	91	31,056	91
Others	436	9	3,057	9

Total	$4,648	100%	34,113	100%

Credit Risk.  The allowance for credit losses on the mortgage loan portfolio was as follows:

	2007	2006	2005
Balance, beginning of the period	$0.7	$0.7	$0.3
Chargeoffs	—	—	—
Recoveries	—	—	—
Provision for credit losses	0.2	—	0.4

Balance, end of the period	$0.9	$0.7	$0.7

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on Original MPF Loans — The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the amount of the liquidation value of the real property, primary mortgage insurance, and available performance-based credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.9 as of December 31, 2007, and $0.7 as of December 31, 2006.

Allowance for Credit Losses on MPF Plus Loans — The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has exposure, the Bank records an allowance for credit losses on MPF Plus loans. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the amount of the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. As of December 31, 2007 and 2006, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

At December 31, 2007, the Bank had 47 loans totaling $5 classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 were in foreclosure or bankruptcy. At December 31, 2006, the Bank had 31 loans totaling $4 classified as nonaccrual or impaired. Twenty-three of these loans totaling $3 were in foreclosure or bankruptcy.

The Bank’s average recorded investment in impaired loans totaled $4 in 2007, $4 in 2006, and $2 in 2005. The Bank did not recognize any interest income for impaired loans in 2007, 2006, and 2005.

At December 31, 2007, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of seven mortgage loans held by the Bank. At December 31, 2006, the Bank’s other assets included an immaterial amount of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

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

Interest Rate Payment Terms.  Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2007 and 2006, are detailed in the following table:

	2007		2006
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$15	4.47%	$5	5.13%
Adjustable rate	798	2.87	589	3.69

Total interest-bearing deposits	813	2.90	594	3.70
Non-interest-bearing deposits	3	—	4	—

Total	$816	2.90%	$598	3.70%

The aggregate amount of time deposits with a denomination of $0.1 or more was $15 at December 31, 2007, and $4 at December 31, 2006.

Note 10 – Borrowings

Other FHLBanks.  At December 31, 2007, the Bank had uncollateralized overnight Federal funds purchased due to other FHLBanks totaling $955, at interest rates ranging from 0.50% to 1.00%. The Bank had no borrowings due to other FHLBanks at December 31, 2006.

Other.  At December 31, 2007, Bank had uncollateralized overnight Federal funds purchased due to a commercial bank totaling $100, bearing interest at a rate of 2.00%. The Bank had no borrowings due to commercial banks at December 31, 2006.

Note 11 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 19. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $1,189,706 at December 31, 2007, and $951,990 at December 31, 2006. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

To provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders), protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ aggregate capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account or SAA) if the FHLBanks’ aggregate capital stock is less than 8.33% of consolidated obligations outstanding. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2007 and 2006, the FHLBanks’ aggregate capital stock was 4.3% and 4.5% of the par value of consolidated obligations outstanding. The minimum SAA balance and the Bank’s share of this SAA balance were immaterial at both December 31, 2007 and 2006. In addition, each FHLBank is required to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its individual capital-to-assets ratio falls below 2.0%. As of December 31, 2007 and 2006, no FHLBank had a capital-to-assets ratio of less than 2.0%, and, therefore, no assets were being held in trust. In addition, no trust has been established as a result of this regulation because the ratio has never fallen below 2.0%.

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

•

Index amortizing notes, which repay principal according to predetermined amortization schedules that are linked to the level of a certain index. As of December 31, 2007 and 2006, the Bank’s index amortizing notes had fixed rate coupon payment terms.

With respect to interest payments, consolidated obligation bonds may also include:

•	Step-up callable bonds, which generally pay interest at increasing fixed rates for specified intervals over the life of the bond and can be called at the Bank’s option on the step-up dates;

•	Step-down callable bonds, which generally pay interest at decreasing fixed rates for specified intervals over the life of the bond and can be called at the Bank’s option on the step-down dates;

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings;

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

•

Range bonds, which pay interest based on the number of days a specified index is within or outside of a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate if the specified index is outside the specified range.

Redemption Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2007 and 2006:

	2007		2006
Year of Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
2007	$—	—%	$64,617	4.19%
2008	86,008	4.54	57,351	4.41
2009	69,660	4.78	28,036	4.72
2010	19,597	4.57	13,774	4.68
2011	18,573	5.06	18,653	5.08
2012	8,012	5.24	2,001	4.90
Thereafter	22,027	5.26	15,955	5.06
Index amortizing notes	8	4.61	9	4.61

Total par amount	223,885	4.76%	200,396	4.52%

Unamortized premiums	53		38
Unamortized discounts	(138)		(218)
SFAS 133 valuation adjustments	1,528		(916)

Total	$225,328		$199,300

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $56,133 at December 31, 2007, and $58,528 at December 31, 2006. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $38,312 at December 31, 2007, and $43,027 at December 31, 2006. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	2007	2006
Par amount of consolidated obligation bonds:
Non-callable	$167,752	$141,868
Callable	56,133	58,528

Total par amount	$223,885	$200,396

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2007 and 2006, by the earlier of the year of contractual maturity or next call date:

Earlier of Year of Contractual Maturity or Next Call Date	2007	2006
2007	$—	$103,397
2008	125,509	55,118
2009	64,272	15,454
2010	13,738	7,419
2011	11,638	11,461
2012	481	311
Thereafter	8,239	7,227
Index amortizing notes	8	9

Total par amount	$223,885	$200,396

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2007		2006
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$79,064	4.39%	$30,226	5.15%
Unamortized discounts	(696)		(98)

Total	$78,368		$30,128

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at December 31, 2007 and 2006, are detailed in the following table:

	2007	2006
Par amount of consolidated obligations:
Bonds:
Fixed rate	$173,859	$177,924
Adjustable rate	46,485	14,265
Step-up	2,515	5,840
Step-down	50	—
Fixed rate that converts to adjustable rate	37	827
Adjustable rate that converts to fixed rate	120	160
Range bonds	731	1,236
Zero-coupon	70	110
Inverse floating	10	25
Index amortizing notes	8	9

Total bonds, par	223,885	200,396
Discount notes, par	79,064	30,226

Total consolidated obligations, par	$302,949	$230,622

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 12 – Affordable Housing Program

Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 13. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end. The REFCORP then aggregates each FHLBank’s 10% calculation. If the Bank experienced a regulatory loss during a quarter but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the amount of the AHP liability would be equal to zero. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no AHP shortfall, as described above, in 2007, 2006, or 2005. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2007, 2006, or 2005.

The Bank set aside $73, $61, and $41 during 2007, 2006, and 2005, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2007	2006	2005
Balance, beginning of period	$147	$126	$132
AHP assessments	73	61	41
AHP grant payments	(45)	(40)	(47)

Balance, end of period	$175	$147	$126

All subsidies were distributed in the form of direct grants in 2007, 2006, and 2005. The Bank had $6 and $6 in outstanding AHP advances at December 31, 2007 and 2006, respectively.

Note 13 – Resolution Funding Corporation Assessments

Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the REFCORP. The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 12. The REFCORP has been

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

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

The FHLBanks’ aggregate payments through 2007 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013. The FHLBanks’ aggregate payments through 2007 have satisfied $24 of the $75 scheduled payment due on October 15, 2013, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 annual payments after December 31, 2007.

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

Note 14 – Capital

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

The Bank is subject to risk-based capital requirements, which must be met with permanent capital. Permanent capital is defined as Class B stock and retained earnings in an amount at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Board. The Finance Board may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

reference to the 1.5 weighting factor. As of December 31, 2007 and 2006, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS 150 is considered capital for determining the Bank’s compliance with its regulatory capital requirements. For further discussion, see “Mandatorily Redeemable Capital Stock” below.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2007 and 2006:

Regulatory Capital Requirements

	2007		2006
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$1,578	$13,859	$1,182	$10,865
Total capital to assets ratio	4.00%	4.29%	4.00%	4.44%
Total regulatory capital	$12,920	$13,859	$9,797	$10,865
Leverage ratio	5.00%	6.44%	5.00%	6.65%
Leverage capital	$16,150	$20,789	$12,246	$16,298

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

At the Bank’s discretion, capital stock that is greater than a member’s minimum requirement may be repurchased or transferred to other Bank members at par value. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year redemption period.

The Gramm-Leach-Bliley Act (GLB Act) established voluntary membership for all members. Any member may withdraw from membership and, subject to certain statutory and regulatory restrictions, have its capital stock redeemed after giving the required notice. Members that withdraw from membership may not reapply for membership for five years, in accordance with Finance Board rules.

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

The Bank has a cooperative ownership structure under which member financial institutions and former members own all of the Bank’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at their par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank had mandatorily redeemable capital stock totaling $229 at December 31, 2007, and $106 at December 31, 2006. These amounts included accrued interest expense (accrued stock dividends) of $3 at December 31, 2007, and $2 at December 31, 2006, and have been classified as a liability in the Statements of Condition.

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

The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2007 and 2006.

Contractual Year of Redemption	2007	2006
2009	$17	$30
2010	3	4
2011	64	72
2012	145	—

Total	$229	$106

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s activity for mandatorily redeemable capital stock for the years ended December 31, 2007, 2006, and 2005, was as follows.

	2007		2006		2005
	Number of institutions	Amount	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the period	12	$106	8	$47	4	$55
Reclassified from capital during the period:
Merger with or acquisition by nonmember institution	6	161	4	125	3	6
Withdrawal from membership	—	—	1	28	1	—
Reclassified to capital during the period	(2)	(13)
Repurchase of mandatorily redeemable capital stock	—	(32)	—	(98)	—	(16)
Withdrawal from membership	—	—	(1)	—	—	—
Dividends accrued on mandatorily redeemable capital stock	—	7	—	4	—	2

Balance at the end of the period	16	$229	12	$106	8	$47

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

Retained Earnings and Dividend Policy.  By Finance Board regulation, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Board regulations.

Retained Earnings Related to SFAS 133 — In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Retained earnings restricted in accordance with this provision totaled $47 at December 31, 2007, and $26 at December 31, 2006. Because SFAS 133 cumulative net unrealized gains or losses are primarily a matter of timing, the unrealized gains or losses will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put date, of the hedged financial instruments and associated interest rate exchange agreements. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As SFAS 133 cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133, provided that at the end of the period the cumulative net effect of SFAS 133 since inception remains a net gain. The purpose of the SFAS 133 category of restricted retained earnings is to provide sufficient retained earnings to offset future net unrealized losses that result from the reversal of SFAS 133 cumulative net unrealized gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these unrealized gains. Although restricting

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net unrealized SFAS 133 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 for that period. Also, if the net effect of SFAS 133 since inception results in a cumulative net unrealized loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net unrealized loss. As a result, the future effects of SFAS 133 may cause the Bank to reduce or temporarily suspend paying dividends.

Effective January 1, 2008, this provision of the Bank’s Retained Earnings and Dividend Policy was further amended to retain in restricted retained earnings any cumulative net fair value gains resulting from accounting in accordance with the adoption of SFAS 157 and SFAS 159 on January 1, 2008, in addition to the cumulative net unrealized gains resulting from SFAS 133 discussed above. For more information regarding these new accounting standards, see Note 2 to the Financial Statements.

Other Retained Earnings – Targeted Buildup — In addition to the SFAS 133 gains, the Bank holds a targeted amount of other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 resulting from an adverse interest rate environment. In 2006, the Bank retained $30 million to build retained earnings to its target amount of $130 million by the third quarter of 2007, in accordance with the Bank’s Retained Earnings and Dividend Policy.

Effective January 1, 2007, the Bank’s Retained Earnings and Dividend Policy was amended to increase the target for the buildup of retained earnings other than SFAS 133 gains to $296 million and to change the amount that may be made available for dividends to 90% of net income, excluding the effects of SFAS 133, until the new target for the buildup of retained earnings is reached. In 2007, the Bank retained $63 million to build retained earnings to its target amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy.

The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $180 at December 31, 2007, and $117 at December 31, 2006.

Dividend Payments — The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable Finance Board requirements.

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

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year redemption period.

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

The Bank repurchased surplus capital totaling $1,913 in 2007 and $1,272 in 2006. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,094 in 2007 and $1,618 in 2006.

Excess capital stock totaled $976 as of December 31, 2007, which included surplus capital stock of $102. On January 31, 2008, the Bank repurchased $97 of surplus capital stock. The Bank also repurchased $21 of excess capital stock that was not surplus capital stock, including $16 in excess capital stock that was the subject of repurchase requests submitted during the fourth quarter of 2007 by one member, and $5 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $1,149 after the January 31, 2008, capital stock repurchase.

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

Limitation on Issuance of Excess Stock.  On December 28, 2006, the Finance Board published a final rule that limits the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At December 31, 2007, the Bank’s excess capital stock totaled $976, or 0.3% of total assets.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration.  The following table represents the concentration in capital stock held by members whose capital stock ownership represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, as of December 31, 2007 or 2006.

Concentration of Capital Stock

(Dollars in millions)	December 31, 2007		December 31, 2006
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,899	36%	$3,399	32%
Washington Mutual Bank	2,722	20	1,964	18
Wachovia Mortgage, FSB (1)	1,153	9	1,343	13

Total	$8,774	65%	$6,706	63%

(1)    On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.

Note 15 – Employee Retirement Plans

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2007 and 2006.

	2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of year	$14	$6	$2	$12	$5	$2
Service cost	2	1	—	1	1	—
Interest cost	1	—	—	1	—	—
Actuarial loss/(gain)	(1)	—	—	—	—	—
Benefits paid	(1)	—	—	—	—	—

Benefit obligation, end of year	$15	$7	$2	$14	$6	$2

Change in plan assets
Fair value of plan assets, beginning of year	$11	$—	$—	$10	$—	$—
Actual return on plan assets	2	—	—	1	—	—
Employer contributions	3	—	—	—	—	—
Benefits paid	(1)	—	—	—	—	—

Fair value of plan assets, end of year	$15	$—	$—	$11	$—	$—

Funded status at the end of the year	$—	$(7)	$(2)	$(3)	$(6)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2007 and 2006, consist of:

	2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	—	(7)	(2)	(3)	(6)	(2)

Net amount recognized	$—	$(7)	$(2)	$(3)	$(6)	$(2)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006, consist of:

	2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net loss/(gain)	$1	$—	$(1)	$3	$—	$(1)
Transition obligation	—	—	1	—	—	1

Accumulated other comprehensive income	$1	$—	$—	$3	$—	$—

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2007 and 2006.

	2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Projected benefit obligation	$15	$7	$2	$14	$6	$2
Accumulated benefit obligation	13	7	2	11	5	2
Fair value of plan assets	15	—	—	11	—	—

Components of the net periodic benefit costs/(income) and other amounts recognized in other comprehensive income for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007			2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$1	$1	$—	$1	$1	$—
Interest cost	1	—	—	1	—	—	1	—	—
Expected return on assets	(1)	—	—	(1)	—	—	(1)	—	—

Net periodic benefit cost/(income)	2	1	—	1	1	—	1	1	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	(2)	—	—	—	—	—	—	—	—
Charge to other comprehensive income upon adoption of SFAS 158	—	—	—	3	—	—	—	—	—

Total recognized in other comprehensive income	(2)	—	—	3	—	—	—	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$—	$1	$—	$4	$1	$—	$1	$1	$—

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 are not material.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Weighted-average assumptions used to determine the benefit obligations at December 31, 2007 and 2006, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	6.25%	6.25%	6.25%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2007, 2006, and 2005, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2007			2006			2005
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	5.75%	5.75%	5.75%	5.50%	5.50%	5.50%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate reflects the rates available at the measurement date on long-term high-quality fixed income debt instruments and was determined based on the Citigroup Pension Discount Curve. The Bank has determined that the timing and amount of projected cash outflows in the Citigroup Pension Discount Curve are consistent with the timing and amount of expected benefit payments by comparing the duration of projected plan liabilities to the duration of the bonds in the Citigroup Pension Discount Curve. This comparison showed that the duration of the projected plan liabilities is approximately the same, or slightly longer, than the duration of the bonds in the Citigroup Pension Discount Curve. The discount rate is reset annually on the measurement date.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Cash Balance Plan’s weighted average asset allocation at December 31, 2007 and 2006, by asset category was as follows:

Asset Category	2007	2006
Cash and cash equivalents	6%	2%
Equities mutual funds	62	60
Fixed income mutual funds	32	38

Total	100%	100%

The Bank contributed $2 in 2007 and expects to contribute $2 to the Cash Balance Plan in 2008. The amount that the Bank expects to contribute to the non-qualified defined benefit plans in 2008 is immaterial. An immaterial amount of contributions was made to the non-qualified benefit plans in 2007. The postretirement health plan is not funded; therefore no contributions will be made to the plan in 2008.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2008	$1	$—	$—
2009	1	—	—
2010	1	—	—
2011	1	—	—
2012	2	4	—
2013 – 2017	10	4	1

Defined Contribution Plans

Retirement Savings Plan.  The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant’s compensation and a Bank matching contribution of up to 6% of each participant’s compensation. The Bank contributed approximately $1, $1, and $1 in 2007, 2006, and 2005, respectively.

Deferred Compensation Plan.  The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) employee or director deferral of current compensation, (ii) make-up matching contributions for employees that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for employees that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s obligation for this plan at December 31, 2007, 2006, and 2005, was $34, $30, and $24, respectively.

Note 16 – Segment Information

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2007, 2006, and 2005.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
2007	$800	$127	$927	$4	$931	$55	$98	$888
2006	646	166	812	27	839	(10)	90	739
2005	478	161	639	44	683	(100)	81	502

(1)    The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

The following table presents total assets by operating segment at December 31, 2007, 2006, and 2005:

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
2007	$284,599	$38,400	$322,999
2006	213,258	31,657	244,915
2005	191,161	32,441	223,602

Note 17 – Derivatives and Hedging Activities

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Consistent with Finance Board regulation, the Bank enters into interest rate exchange agreements only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between members and counterparties. Bank management uses interest rate exchange agreements when they are deemed to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules (economic hedges). As a result, in those cases, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income as “Net gain/(loss) on derivatives and hedging activities,” with no offsetting fair value adjustments for the economically hedged asset, liability, or firm commitment.

The Bank is not a derivatives dealer and does not trade derivatives for profit.

Net gains/(losses) on derivatives and hedging activities for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007	2006	2005
Net losses related to fair value hedge ineffectiveness	$(24)	$(4)	$(51)
Net losses related to cash flow hedge ineffectiveness	—	(1)	(1)
Net gains on economic hedges	80	18	7
Net interest expense on derivative instruments used in economic hedges	(4)	(27)	(44)

Net gains/(losses) on derivatives and hedging activities	$52	$(14)	$(89)

For the years ended December 31, 2007 and 2006, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2007, approximately $1 in unrecognized net losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next 12 months. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007 and 2006:

	2007		2006
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$197,193	$864	$185,477	$(839)
Economic	92,423	61	78,151	(13)
Interest rate swaptions: Economic	3,080	21	3,575	6
Interest rate caps, floors, corridors, and/or collars
Fair value	3,895	(3)	9,090	62
Economic	585	—	70	—

Total	$297,176	$943	$276,363	$(784)

Total derivatives excluding accrued interest		$943		$(784)
Accrued interest, net		171		(191)

Net derivative balances		$1,114		$(975)

Derivative assets		$1,195		$20
Derivative liabilities		(81)		(995)

Net derivative balances		$1,114		$(975)

The estimated fair values of embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	2007	2006
Host contract: Non-callable bonds	$3	$15

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $1,250 at December 31, 2007, and $1,330 at December 31, 2006. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2007 and 2006, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, AAA-rated MBS, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as held-to-maturity or trading.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2007, 2006, or 2005.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $297,176 at December 31, 2007, and $276,363 at December 31, 2006. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined above, was estimated at $1,195 and $20, respectively, including $199 and $1 of net accrued interest and fees receivable, respectively. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,024 and $21 as collateral from counterparties as of December 31, 2007 and 2006, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 19.

Note 18 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2007 and 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Subjectivity of estimates.  Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Cash and Due from Banks.  The recorded carrying value approximates the estimated fair value.

Interest-Bearing Deposits in Banks, Deposits for Mortgage Loan Program, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.  The estimated fair values of these instruments with more than three months to maturity have been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. For instruments with three months or less to maturity, the recorded carrying value approximates the estimated fair value.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Trading and Held-to-Maturity Securities.  The estimated fair value of these instruments, including MBS, has been determined based on quoted prices, by calculating the present value of expected cash flows as of the last business day of the year excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. Estimates developed using these methods require judgments regarding significant matters such as the appropriate discount rates and prepayment assumptions. Changes in these judgments often have a material effect on the fair value estimates.

Advances.  The estimated fair value of these instruments has been determined by calculating the present value of expected cash flows from these instruments and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement rates for advances with similar terms. Pursuant to the Finance Board’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. The estimated fair value of advances does not include the value of any potential prepayment fee.

Mortgage Loans Held for Portfolio.  The estimated fair values for mortgage loans are modeled prices based on quoted market prices of similar mortgage loans available in the market. The modeled prices start with quoted prices for similar new mortgage loans. Prices are then adjusted for differences in coupon, average loan rate, and seasoning. Market prices are highly dependent upon the underlying prepayment assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable and Other Assets and Liabilities.  The recorded carrying value of accrued interest receivable, accrued interest payable, other assets (except for concessions on consolidated obligations), and other liabilities approximates the estimated fair value. Concessions on consolidated obligations have an estimated fair value of zero.

Derivative Assets and Liabilities.  The Bank bases the estimated fair value of interest rate exchange agreements on the estimated costs of instruments with similar terms or available market prices, including accrued interest receivable and payable. However, active markets do not exist for certain types of financial instruments. Consequently, fair values for these instruments are estimated using techniques such as discounted cash flow analysis, option pricing models, and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, the volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

Deposits and Other Borrowings.  For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations.  The estimated fair value has been determined based on the estimated cost of raising comparable term debt and, where applicable, option pricing models. The estimated cost of issuing debt is determined daily based on the primary market for debt of the FHLBank System and other GSEs and other indications from securities dealers, excluding the estimated non-interest debt issuance cost. Estimates of the fair value of callable consolidated obligations that are developed using these methods require judgments regarding significant matters such as the volatility of market rates for agency debt. Changes in these judgments may have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

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

Commitments.  The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at December 31, 2007 and 2006.

The following tables show the estimated fair values of the Bank’s financial instruments at December 31, 2007 and 2006:

Fair Value of Financial Instruments – 2007

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Interest-bearing deposits in banks	14,590	—	14,590
Federal funds sold	11,680	—	11,680
Trading securities	58	—	58
Held-to-maturity securities	38,585	(679)	37,906
Advances	251,034	278	251,312
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,132	(62)	4,070
Accrued interest receivable	1,590	—	1,590
Derivative assets	1,195	—	1,195
Other assets	130	(55)	75

Total	$322,999	$(518)	$322,481

Liabilities
Deposits	$816	$—	$816
Borrowings	1,055	—	1,055
Consolidated obligations:
Bonds	225,328	(96)	225,424
Discount notes	78,368	(30)	78,398
Mandatorily redeemable capital stock	229	—	229
Accrued interest payable	2,434	—	2,434
Derivative liabilities	81	—	81
Other liabilities	1,061	—	1,061

Total	$309,372	$(126)	$309,498

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – 2006

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$8	$—	$8
Interest-bearing deposits in banks	9,323	—	9,323
Securities purchased under agreements to resell	200	—	200
Federal funds sold	15,443	—	15,443
Trading securities	77	—	77
Held-to-maturity securities	30,348	(248)	30,100
Advances	183,669	184	183,853
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,630	(112)	4,518
Accrued interest receivable	1,078	—	1,078
Derivative assets	20	—	20
Other assets	119	(66)	53

Total	$244,915	$(242)	$244,673

Liabilities
Deposits	$598	$—	$598
Consolidated obligations:
Bonds	199,300	323	198,977
Discount notes	30,128	3	30,125
Mandatorily redeemable capital stock	106	—	106
Accrued interest payable	2,280	—	2,280
Derivative liabilities	995	—	995
Other liabilities	754	—	754

Total	$234,161	$326	$233,835

Note 19 – Commitments and Contingencies

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

The Bank considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,189,706 at December 31, 2007, and $951,990 at December 31, 2006. The par value of the Bank’s participation in consolidated obligations was $302,949 at December 31, 2007, and $230,622 at December 31, 2006.

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

Commitments that legally obligate the Bank for additional advances totaled $2,648 at December 31, 2007, and $3,289 at December 31, 2006. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. Outstanding standby letters of credit were $1,204 at December 31, 2007, and $1,124 at December 31, 2006, and had original terms of 30 days to 10 years with the latest final expiration in 2017. The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $2 at December 31, 2007, and $2 at December 31, 2006. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 7). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of December 31, 2007 and 2006.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At December 31, 2006, the Bank did not have any commitments that obligated the Bank to purchase mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. As of December 31, 2007, the Bank had pledged as collateral securities with a carrying value of $50, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value of $687, of which $78 could not be sold or repledged and $609 could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $4, $4, and $4 for the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum rentals at December 31, 2007, were as follows:

Year	Future Minimum Rentals
2008	$4
2009	3
2010	3
2011	3
2012	3
Thereafter	22

Total	$38

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

At December 31, 2007, the Bank had committed to the issuance of $855 in consolidated obligation bonds, of which $400 were hedged with associated interest rate swaps, and $1,500 in consolidated obligation discount notes, of which $1,200 were hedged with associated interest rate swaps. At December 31, 2006, the Bank had committed to the issuance of $175 in consolidated obligation bonds, of which $125 were hedged with associated interest rate swaps, and $11 in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $4,021 at December 31, 2007, and $1,062 at December 31, 2006.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 11, 12, 13, 14, 15, and 17.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 20 – Transactions with Members and Other FHLBanks

Transactions with Members.  The Bank has a cooperative ownership structure under which member institutions own the capital stock of the Bank. In addition, certain former members are also required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements (see Note 14 for further information).

All advances are made to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with Finance Board regulations.

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit and the Bank’s advance price levels. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are executed at market rates.

Transactions with Certain Members.  The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and former members holding more than 10% of the outstanding shares of the Bank’s capital stock at each respective period end, (ii) members or former members with a representative serving on the Bank’s Board of Directors at any time during the year ended on the respective dates or during the respective periods, and (iii) affiliates of the foregoing members or former members. All transactions with member and their affiliates are entered into in the normal course of business.

	December 31,
	2007	2006
Assets:
Cash and due from banks	$5	$7
Interest-bearing deposits in banks	1,890	—
Federal funds sold	—	700
Held-to-maturity securities(1)	2,903	3,101
Advances	177,141	132,912
Mortgage loans held for portfolio	3,169	3,691
Accrued interest receivable	1,022	662
Derivative assets	34	1

Total	$186,164	$141,074

Liabilities:
Deposits	$36	$48
Derivative liabilities	10	70

Total	$46	$118

Notional amount of derivatives	$6,701	$9,474
Letters of credit	162	172

(1) Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	For the years ended December 31,
	2007	2006	2005
Interest Income:
Interest-bearing deposits in banks	$30	$9	$8
Federal funds sold	23	17	8
Held-to-maturity securities	143	137	111
Advances(1)	7,371	6,078	3,718
Prepayment fees on advances, net	—	—	—
Mortgage loans held for portfolio	164	192	218

Total	$7,731	$6,433	$4,063

Interest Expense:
Deposits	$1	$1	$—
Consolidated obligations(1)	56	60	(15)

Total	$57	$61	$(15)

Other Income:
Net gain/(loss) on derivatives and hedging activities	$85	$12	$(61)

(1) Includes the effect of associated derivatives with the members described in this section or their affiliates

Transactions with Other FHLBanks.  Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 87, and in Note 10.

Note 21 – Other

The table below discloses the categories included in other operating expense.

	2007	2006	2005
Professional and contract services	$21	$21	$18
Travel	1	1	1
Occupancy	5	4	4
Equipment	6	4	4
Other	3	3	2

Total	$36	$33	$29

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2007 and 2006, are included in the following tables (dollars in millions except per share amounts).

	Three months ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Interest income	$4,032	$3,514	$3,072	$3,153
Interest expense	3,765	3,267	2,860	2,948

Net interest income	267	247	212	205
Other income/(loss)	75	(39)	7	12
Other expense	27	24	23	24
Assessments	84	49	52	51

Net income	$231	$135	$144	$142

Dividends declared per share	$1.37	$1.33	$1.28	$1.21
Annualized dividend rate(1)	5.43%	5.26%	5.14%	4.89%

	Three months ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Interest income	$3,201	$3,071	$2,783	$2,586
Interest expense	2,973	2,854	2,582	2,393

Net interest income	228	217	201	193
Other income/(loss)	9	(3)	(6)	(10)
Other expense	25	23	21	21
Assessments	57	51	46	43

Net income	$155	$140	$128	$119

Dividends declared per share	$1.47	$1.40	$1.30	$1.24
Annualized dividend rate(1)	5.83%	5.54%	5.22%	5.03%

(1) All dividends except fractional shares were paid in the form of capital stock.

Investment Securities

Supplementary financial data on the Bank’s investment securities for the years ended December 31, 2007, 2006, and 2005, are included in the tables below.

Trading Securities

	December 31,
(Dollars in millions)	2007	2006	2005
U.S. government corporations and government-sponsored enterprises (GSEs):
MBS:
Ginnie Mae	$30	$38	$49
Freddie Mac	15	15	15
Fannie Mae	13	24	64

Total	$58	$77	$128

Held-to-Maturity Securities

	December 31,
(Dollars in millions)	2007	2006	2005
U.S. government corporations and GSEs:
Discount notes:
Freddie Mac	$—	$150	$—
Fannie Mae	—	149	248
MBS:
Ginnie Mae	23	28	36
Freddie Mac	2,474	150	207
Fannie Mae	2,817	417	522
States and political subdivisions:
Housing finance agency bonds	867	1,000	1,211
Other bonds, notes, and debentures:
Commercial paper	3,688	2,235	1,267
Non-agency MBS	28,716	26,219	26,200

Total	$38,585	$30,348	$29,691

As of December 31, 2007, trading securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2007
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
MBS:
Ginnie Mae:
After ten years	$30	6.11%
Freddie Mac:
Within one year	15	6.12
Fannie Mae:
After one but within five years	13	4.77

Total	$58	5.80%

As of December 31, 2007, held-to-maturity securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2007
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
MBS:
Ginnie Mae:
After ten years	$23	5.53%
Freddie Mac:
Within one year	4	5.60
After one but within five years	7	5.70
After five but within ten years	2	5.57
After ten years	2,461	5.84
Fannie Mae:
After one but within five years	1	6.00
After five but within ten years	7	6.28
After ten years	2,809	5.66

Subtotal	5,314	5.75

States and political subdivisions:
Housing finance agency bonds:
After one but within five years	20	5.06
After five but within ten years	31	5.03
After ten years	816	5.15

Subtotal	867	5.14

Other bonds, notes, and debentures:
Commercial paper:
Within one year	3,688	4.96
Non-agency MBS:
Within one year	102	3.78
After five but within ten years	17	6.31
After ten years	28,597	5.32

Subtotal	32,404	5.27

Total	$38,585	5.34%

Geographic Concentration of Mortgage Loans(1), (2)

	December 31,
	2007	2006
Midwest	15%	15%
Northeast	22	22
Southeast	14	14
Southwest	10	10
West	39	39

Total	100%	100%

(1)    Percentages calculated based on the unpaid principal balance at the end of each period.

(2)    Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

        Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.

        Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

        Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

        West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Maturities of Time Deposits

As of December 31, 2007, the Bank had time deposits in denominations of $0.1 million or more with the following maturity characteristics:

(Dollars in millions)	December 31, 2007
Within three months	$10
After three months but within six months	5

Total	$15

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (discount notes) for the years ended December 31, 2007, 2006, and 2005:

(Dollars in millions)	2007	2006	2005
Outstanding at end of the period	$78,368	$30,128	$27,618
Weighted average rate at end of the period	4.39%	5.15%	4.04%
Daily average outstanding for the period	$41,075	$19,915	$22,102
Weighted average rate for the period	4.96%	4.92%	3.17%
Highest outstanding at any monthend	$83,030	$30,128	$28,039

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (1934 Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank’s principal executive and principal financial officers and effected by the Bank’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Bank;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

For the fourth quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 85.

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

The Bank’s Board of Directors (Board) is composed of directors appointed by the Finance Board and directors elected by the members (or selected by the Board to fill mid-term vacancies). Each director must be a citizen of the United States of America. Each appointed director must be a bona fide resident of the Bank’s district (Arizona, California and Nevada), and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the Board and continuing service on the Board is determined by Finance Board regulations. The term for each directorship is three years, and elected directors are subject to a limit on the number of consecutive terms they may serve. An elected director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

The Board has six appointed director positions. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. Appointed directors may not hold any financial interest in a member of the Bank.

The Board also has eight elected director positions. Each year the Finance Board designates the total number of elected directorships for the Bank and the number to be allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one director position allocated to each state and at least three director positions allocated to California. Of the eight elected director positions for 2008, one is allocated to Arizona, three are allocated to California, and four are allocated to Nevada.

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

The charter of the Audit Committee of the Bank’s Board of Directors is available on the Bank’s website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 29, 2008) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1), (7)	61	2003	2008
James P. Giraldin, Vice Chairman(1), (7)	55	2003	2009
James F. Burr(5), (6), (7). (8)	42	2007	2008
Reginald Chen(5), (6), (7)	47	2007	2008
David A. Funk(2), (7)	64	2005	2010
Melinda Guzman(4)	44	2007	2008
W. Douglas Hile(3), (6), (7)	55	2007	2010
D. Tad Lowrey(1), (6), (7)	55	2006	2009
John F. Luikart(4), (6)	58	2007	2009
Kevin Murray(4), (6)	47	2008	2010
Robert F. Nielsen(4), (7)	61	2007	2008
John F. Robinson(5), (6), (7)	61	2007	2009
Scott C. Syphax(4), (7)	44	2002	2010
John T. Wasley(4), (7)	46	2007	2009

(1) Elected by the Bank’s California members
(2) Declared elected by the Board as a Nevada director
(3) Declared elected by the Board as an Arizona director
(4) Appointed by the Finance Board
(5) Selected by the Board as Nevada directors to fill interim vacancies
(6) Member of the Audit Committee in 2008
(7) Member of the EEO-Personnel-Compensation Committee in 2007. Former directors Monte L. Miller and Michael Roster were also members of the EEO-Personnel-Compensation Committee in 2007.
(8) Mr. Burr served as a California director from March 30, 2007, to December 31, 2007, and then began serving as a Nevada director effective January 22, 2008.

The Board has determined that Mr. Lowrey is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required by SEC rules to disclose whether Mr. Lowrey is “independent” and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the NASDAQ definition of independence, and under that definition, Mr. Lowrey is independent. In addition, Mr. Lowrey is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, Santa Monica, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board of directors from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. From 2005 through February 2008, he served as chairman of the Council of Federal Home Loan Banks. Since 2005, he has served as chairman of the chair-vice chair committee of the Federal Home Loan Bank System. He has been chairman of the Bank’s Board of Directors since 2005 and was vice chairman of the Bank’s Board of Directors in 2004.

James P. Giraldin, Vice Chairman

James P. Giraldin has been chief operating officer of First Federal Bank of California, Santa Monica, California, since 1997 and president since 2002. He joined the company in 1992 as executive vice president and chief financial officer. Prior to joining First Federal Bank of California, Mr. Giraldin served as chief executive officer of Irvine City Bank, Irvine, California, for five years. He previously served as chief financial officer for two other savings and loan associations and was a certified public accountant with KPMG LLP. He has been vice chairman of the Bank’s Board of Directors since 2006.

James F. Burr

James F. Burr has been executive vice president and corporate treasurer of Wachovia Mortgage, FSB, North Las Vegas, Nevada (formerly World Savings Bank, FSB, Oakland, California), since October 2006. He has also been executive vice president and corporate treasurer of Wachovia Corporation and Wachovia Bank, National Association, since February 2006. Previously he was senior vice president and assistant treasurer of Wachovia Corporation and Wachovia Bank, National Association, from 2001 to February 2006.

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

Melinda Guzman

Melinda Guzman has been a partner with Goldsberry, Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plan & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman’s practice focuses on tort, labor, insurance, and commercial matters.

W. Douglas Hile

W. Douglas Hile has been chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and senior vice president and group executive for banking for its holding company, Marquette Financial Companies, since October 2002. He has been chairman of Meridian Bank Texas, Fort Worth, Texas, since February 2007 and a director of First California Financial Group, Century City, California, and its predecessor organizations since September 2003.

D. Tad Lowrey

D. Tad Lowrey has been chairman of Wedbush Bank, a de novo federally chartered savings bank, since its inception in February 2008 and has been executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, since January 2006. He served as a vice president of Fullerton Community Bank, Fullerton, California, from August 2005 until February 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until February 2005, ending with its acquisition by Union Bank of California. He has held positions as chief executive officer and chief financial officer for a number of savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank’s Board of Directors and was its vice chairman in 2003.

John F. Luikart

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been chairman of Wedbush Morgan Securities Inc., Los Angeles, California, since August 2006. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002, and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990.

Kevin Murray

Kevin Murray has been senior vice president of the William Morris Agency, Beverly Hills, California, since January 2007, working primarily in the company’s corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State legislature, Mr. Murray practiced law.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and became its vice president and secretary in February 2008. He is also a member and past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank’s Board of Directors from 1999 to 2001.

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

John T. Wasley

John T. Wasley has been a managing partner of Heidrick & Struggles, a retained executive search firm, Los Angeles, California, since June 2005. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People’s Bank of California. He previously served on the Bank’s Board of Directors from 2003 to 2005.

Executive Officers

Dean Schultz

Dean Schultz, 61, has been president and chief executive officer since April 1991. Mr. Schultz is a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 48, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Gregory P. Fontenot

Gregory P. Fontenot, 49, has been senior vice president and director of human resources since January 2006. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot currently holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 48, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the Securities and Exchange Commission in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 56, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 55, has been senior vice president, enterprise risk management, since July 2004, and has been senior vice president, chief credit and collateral risk management officer, since 1998. Mr. Martens was also the senior officer overseeing the Bank’s community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board; vice president, supervisory agent, for the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 58, has been senior vice president and controller and operations officer since 1996. Ms. Maytum joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner. She is a certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 55, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 46, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 55, has been senior vice president, mortgage finance sales and product development, since February 2005. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

J. Todd Roof

J. Todd Roof, 46, has been senior vice president and director of internal audit since July 2005. Prior to joining the Bank, Mr. Roof was the global general auditor and managing director for Barclays Global Investors from 2002 through 2005. He also held positions with PricewaterhouseCoopers LLP from 1992 to 2002, where he was a partner in the global risk management and financial services group from 1998 to 2002. From 1984 to 1992, he was employed with Ernst & Young LLP as a financial audit manager. He is a certified public accountant.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 50, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 51, has been senior vice president, financial services (sales and marketing) and community investment since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on our compensation program for our named executive officers for 2007. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly-compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the Committee, of the Bank’s Board of Directors, which we refer to as the Board, acts pursuant to a Board-approved charter. At the beginning of 2007, the Committee consisted of all members of the Board, and in 2008, the Committee consists of seven members of the Board. For 2007, the Committee was responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for our corporate officers (President, executive vice president, senior vice presidents, and vice presidents), and for 2008, the Committee is responsible for compensation and incentive plan awards for our executive officers (President, executive vice president, and senior vice presidents). The Committee may rely on the assistance, advice, and recommendations of our management and other advisors, and may refer specific matters to other committees of the Board.

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

Total compensation is intended to align the interests of the named executive officers and other executives with the short-term and long-term interests of the Bank, ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and encourage the named executive officers and other executive employees to remain employed with the Bank.

Total Compensation is Intended to Reward Individual Performance and Contribution to the Bank’s Corporate Goals and Performance Targets.  We have structured our executive compensation program to reward individual performance and contribution in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan. In addition to cash base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the Bank’s strategic plans and are responsible for the Bank’s performance.

Our compensation program is intended to focus the executives on achieving the Bank’s mission and encouraging teamwork, and to associate executive pay with the Bank’s short-term and long-term corporate goals and performance targets.

The Bank’s mission is to enable families and individuals of all income levels to obtain quality housing and become homeowners by providing wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank’s mission, the Bank’s objective is to provide an acceptable total rate of return to its members consistent with the Bank’s public policy purpose, to allow an expanding membership base to have its capital freely enter and exit, and to accomplish these goals with a diverse and highly motivated staff.

For 2005, 2006, and 2007, the Bank had two corporate goals to accomplish the Bank’s mission – a financial goal (Potential Dividend Spread goal) and a member business goal (Market Share goal). As of the date of this Annual Report on Form 10-K, the Board has not yet finalized the corporate goals for 2008.

The Potential Dividend Spread goal is the primary measure the Bank uses to determine the total potential rate of return to its stockholders and is expressed as the spread of potential dividends over a financial benchmark (the daily average of the overnight Federal funds effective rate and the four-year moving average of the Treasury note yield). The potential dividend spread (the dividend yield from current income, exclusive of the impacts of FAS 133, less the financial benchmark) measures the incremental return earned by a member’s investment in Bank capital stock, compared to what the member could be expected to earn from a risk-comparable mix of investments. For 2005, 2006, and 2007, the Board believed that the Potential Dividend Spread was an appropriate financial goal for the Bank because it provided management with the proper incentive to manage the Bank to achieve the objective of providing a return on the member’s stock that equals or exceeds the members’ risk-equivalent market alternatives.

The Market Share goal is the primary measure the Bank uses to determine the success of the Bank’s core business, the extension of credit to members, and is expressed as: (i) the ratio of Bank credit outstanding to certain members and categories of members compared with their use of wholesale credit from other sources; (ii) the average daily balances of Bank credit outstanding to certain other members and categories of members; and (iii) the number of non-borrowing members that become borrowing members. For 2005, 2006, and 2007, the Board believed that the Market Share goal was an appropriate goal because it measured the effectiveness of the Bank in meeting members’ wholesale funding needs.

For the 2005, 2006, and 2007 executive compensation programs, the Board believes that these two corporate goals captured the substance of the Bank’s mission and are interrelated. The two corporate goals focus management on maintaining a market-rate dividend while, at the same time, expanding the Bank’s market share through competitive pricing and providing outstanding service to members. The two goals balance each other and also serve both borrowing and non-borrowing members. If advances prices are set too high in order to enable the Bank to pay a higher dividend, then market share may decline. If advances prices are set too low to increase market share, then the dividend may decline. In general, the Bank aims to price credit to members at or below the cost of the wholesale funding alternatives of members with alternative funding sources and the dividend provides stockholders with a risk-appropriate return. Both corporate goals are set with the expectation that management can influence the outcome.

The Bank’s corporate goals are weighted for each category of named executive officers in calculating their total weighted achievement level. The weighting of goals is approved by the Board and is designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See President’s Incentive Plan and Executive Incentive Plan below for a discussion of the relative weights given to corporate goals and individual goals for each component of the short-term term incentive plans for the named executive officers.

Our Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent.  Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. We aim to create a compensation program that delivers total compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group. For 2008, the targeted total compensation percentile was changed to be generally between the 50 th and 65th percentile to enhance the Bank’s compensation program to reflect the current competitive environment for executive talent. The Committee uses data from a comparison group to support and inform its compensation decisions and to check the reasonableness and appropriateness of the levels of compensation provided to our executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of the Bank’s comparison group.

Beginning in November 2006, the Committee engaged Mercer Human Resources Consulting (“Mercer”), a nationally recognized global compensation consulting firm, to provide information to the Committee regarding compensation provided to executives in comparable positions at other companies. Specifically, Mercer provides customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of peer companies. Previously, the Bank and the Committee had used Towers Perrin to provide this type of comparative compensation information.

Comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. We believe that the executive roles of our named executive officers are somewhat comparable to similar-sized financial services and banking firms, although our Bank may have a narrower focus.

Our named executive officers are required to have the depth of knowledge and experience that is required by comparable financial services and banking firms, but unlike some of these comparable companies with multiple lines of business, our lines of business are limited. Our focus is more like that of a specific subsidiary, division, or business unit of comparable companies with multiple lines of business.

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar asset size, business sophistication, and complexity. As stated above, in supporting compensation decisions, the Committee uses and considers compensation information about the comparable positions at these companies.

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation.  Our objective is to compensate our senior corporate officers, including our named executive officers, with a balanced combination of base salary, short-term cash incentive compensation, and long-term cash incentive compensation. We believe that a balanced approach in delivering short-term and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on both short-term and long-term goals.

Short-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer’s achievement of his or her individual goals. Long-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of its goals and performance targets over a three-year period. Consistent with the Bank’s three-year strategic plans, long-term cash incentive compensation also provides a competitive total cash compensation package and enhances the Bank’s ability to attract and retain key executives.

Elements of Our Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank’s compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors. One of these factors is comparative salary information from industry salary surveys that include the financial institutions in the Bank’s comparison group. Other factors include the named executive officer’s relevant experience and accomplishments, the level of responsibility the named executive officer has at the Bank, and perceived market competition to hire the executives at their respective levels of experience. The Board approves base salary adjustments for the named executive officers at the beginning of each year based on the Bank’s achievement of its corporate goals and performance targets for the previous year and also based on the individual’s performance and contributions to the Bank’s achievements. Base salaries for 2008 for the named executive officers were increased between 4.5% and 13.9% from 2007 based on each named executive officer’s individual performance in 2007 and contribution to the Bank’s overall performance. The increases in the base salaries for the named executive officers are consistent with the Bank’s compensation philosophy to set base salaries in the targeted ranges of the Bank’s comparison group and continue to deliver total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group.

President’s Incentive Plan

We provide the Bank’s President with an annual (short-term) cash incentive compensation plan, the President’s Incentive Plan, or PIP, that rewards the President for the Bank’s overall performance and for significantly contributing to and influencing achievement of the Bank’s corporate goals and performance targets. In addition, the PIP rewards the President for achieving his leadership goals.

The 2007 PIP was based on the achievement of two Bank corporate goals approved by the Board for 2007, the Potential Dividend Spread goal and the Market Share goal, and a leadership goal. At the Board’s discretion, the 2007 PIP award also included a discretionary component that represented achievements that were not necessarily measured or identified under the 2007 PIP.

For both the Potential Dividend Spread goal and the Market Share goal for the 2007 PIP, the Board approved graduating performance targets known as achievement levels. We use a scale of 0% to 200% to measure the achievement level for the two Bank corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level.

The target achievement level was designed to reward officers, including the President under the 2007 PIP, for execution of the Bank’s two corporate goals (Potential Dividend Spread goal and Market Share goal) to accomplish the Bank’s mission as described above based on an expected rate of return to the Bank’s stockholders and an expected level of member business under anticipated market and business conditions. The exceeds and far exceeds achievement levels were designed to reward officers, including the President under the 2007 PIP, when the Bank exceeds the target level expectations. The 2007 PIP defines the exceeds achievement level as an optimistic achievement level based on expected business and the far exceeds achievement level as the most optimistic achievement level based on reasonable business assumptions and conditions.

Over the past five years, the Bank has achieved performance in excess of the target achievement levels of both the Potential Dividend Spread goal and the Market Share goal five times but has not achieved the far exceeds achievement level. The achievement level over the past five years has been between 80% and 168% for the Potential Dividend Spread goal and between 133% and 193% for the Market Share goal. Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, member-level detailed information, potential member business, member plans, historical goal performance, industry trends and events and current market conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

During 2007, achieving the performance targets beyond the target achievement level (which is the base case and expected level of performance) set by the Board for the Market Share goal was driven in part by the turmoil in the credit markets and management’s ability to accommodate the increase in business in a safe and sound manner, which enabled the Bank to exceed the target achievement level for the Market Share goal.

Awards under the 2007 PIP were based on how successful the Bank was in achieving the two Bank corporate goals and how successful the President was in achieving his leadership goals. For the President’s leadership goals, we also used a scale of 0% to 200% to measure his achievement level.

In calculating the awards under the 2007 PIP, the Bank’s Potential Dividend Spread goal, Market Share goal, the President’s leadership goals, and the Board discretionary component were weighted. More weight was given to the Bank’s Potential Dividend Spread goal and Market Share goal than the other components for the President since he is expected to have a significant impact on the Bank’s overall performance and achievements relating to these corporate goals. Between the Potential Dividend Spread goal and Market Share goal, more weight was given to the Market Share goal in 2007 in order to provide additional emphasis on expanding member business.

The following tables show the goal weights for the President in the 2007 PIP.

PIP	2007
Potential Dividend Spread Goal	32%
Market Share Goal	36
Leadership Goals	10
Discretionary	22

Total	100%

Awards under the 2007 PIP were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the President’s total weighted achievement level. The President’s total weighted achievement level was then used to determine the President’s cash incentive compensation award under the 2007 PIP.

The following table shows the ranges of awards as a percentage of the President’s base salary based on the President’s total weighted achievement level in the 2007 PIP. For additional information, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plans and Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Total Weighted Achievement	Award Ranges as a Percentage of Base Salary (rounded)
200%	60%
150-199%	45-59%
100-149%	30-44%
75-99%	15-29%
0-74%	Award at the discretion of the Board of Directors

The 2007 PIP award ranges and plan design were intended to appropriately reward the President based on the total achievement level of all goals. For the 2007 PIP, the award ranges as a percentage of base salary were intended to be consistent with delivering a total compensation package generally between the 25th and the 50th percentile of the total compensation packages of the Bank’s comparison group for 2007 compensation decisions.

The Board has discretion to modify any cash incentive compensation award under the PIP. For a discussion of the President’s specific awards for 2007, see “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Incentive Plan

We provide an annual (short-term) cash incentive compensation plan, the Executive Incentive Plan, or EIP, that rewards any executive vice president, senior vice president (other than our Director of Audit, who participates in a separate Audit Incentive Plan), vice president, and assistant vice president (other than any vice president and assistant vice president in our internal audit department, who participate in a separate Audit Incentive Plan), who are substantially responsible for the Bank’s overall performance and who significantly contribute to and influence achievement of the Bank’s corporate goals. The EIP also recognizes the achievement of the officer’s individual goals.

Similar to the 2007 PIP, the 2007 EIP awards to individual officers were based on how successful the Bank was in achieving the Bank’s two corporate goals approved by the Board for 2007 and how successful the individual was in achieving his or her individual goals. As in the 2007 PIP, we used a scale of 0% to 200% to measure the achievement level for the Bank’s two corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level and 200% as the far exceeds level. In measuring achievement levels for individual goals, we also used a scale of 0% to 200%. At the Board’s discretion, the individual 2007 EIP awards also include a discretionary component representing achievements that were not necessarily measured or identified under the 2007 EIP.

In calculating 2007 EIP awards, the Bank’s two corporate goals, individual goals, and the Board discretionary component were weighted differently for different categories of officers. For senior officers, more weight was given to the Bank’s Potential Dividend Spread goal and Market Share goal than to the other goal components because the senior officers were expected to have a greater impact on the Bank’s overall performance and achievements relating to these two corporate goals. The following tables show the goal weights for different categories of officers in the 2007 EIP.

	Goal Weights
2007 EIP	Executive Vice President	Senior Vice President	Vice President	Assistant Vice President
Potential Dividend Spread Goal	28%	25%	18%	14%
Market Share Goal	32	28	20	16
Individual Goals	20	30	50	60
Discretionary	20	17	12	10

Total	100%	100%	100%	100%

Awards for each officer under the 2007 EIP were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the officer’s total weighted achievement level. The officer’s total weighted achievement level was then used to determine the officer’s cash incentive compensation award. The following table shows the award ranges as a percentage of base salary based on an officer’s total weighted achievement level. For additional information, including a discussion on awards made in 2007, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plans and Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Award Ranges as a Percentage of Base Salary (rounded)
Total Weighted Achievement	Executive Vice President	Senior Vice President	Vice President	Assistant Vice President
200%	55%	50%	35%	20%
150-199%	40-54%	37-49%	27-34%	15-19%
100-149%	27-39%	25-36%	18-26%	10-14%
75-99%	14-26%	12-24%	9-17%	5-9%
0-74%	Award at the discretion of the Board of Directors

The 2007 EIP award ranges and plan design were intended to appropriately reward officers based on the total achievement level of all goals. The 2007 EIP award ranges as a percentage of base salary were consistent with delivering total compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group for 2007 compensation decisions. The 2007 EIP awards were based in large part upon the executive’s ability to impact the Bank’s performance.

The following table provides an example of how an award for 2007 was calculated for a senior vice president assuming a certain percentage of achievement:

Goal	Goal Weight		Achievement		Total Weighted Achievement (rounded)
Potential Dividend Spread	25%	X	175%	=	33.0%
Market Share	28	X	193	=	54.0%
Board Discretionary	17	X	175	=	29.8%
Individual Goals	30	X	190	=	57.0%

	100%				173.8%

	Total Weighted Achievement		Award as a Percentage of 2007 Base Salary
	173.8%		43.5%

The Board had discretion to modify any and all of the cash incentive compensation awards under the 2007 EIP.

Executive Performance Unit Plans

We provide our President, executive vice president, and senior vice presidents (except our Director of Audit) with a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP. Prior to 2007, our Director of Audit participated in the EPUP, and beginning in 2007, the Director of Audit transitioned to and began participating in the Bank’s separate Audit Performance Unit Plan.

The EPUP rewards our key executives who are substantially responsible for the Bank’s overall long-term performance and who significantly contribute to and influence the Bank’s long-term goal achievements, which directly support the Bank’s three-year strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP’s awards are based on three-year performance periods consistent with the Bank’s three-year strategic plan. A new three-year performance period is established each year, so that there are three separate performance periods in effect at one time. Long-term cash incentive compensation awards were made to the named executive officers for the three-year plan period ending in 2007 pursuant to the Bank’s 2005 EPUP. Currently in effect are the 2006 EPUP for the performance period 2006 to 2008, and the 2007 EPUP for the performance period 2007 to 2009.

The EPUP’s awards are based on the total weighted achievement level of the three-year average achievement of the two Bank corporate goals, the Potential Dividend Spread goal and the Market Share goal, during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level.

The EPUP identifies specific Potential Dividend Spread targets for each achievement level. The EPUP does not provide specific Market Share targets, but provides that the Market Share achievement level will be calculated at the end of the three-year performance period based on the average of the actual annual achievement levels during the three-year performance period. The two corporate goals in the 2005 and 2006 EPUP were weighted 60% for the Potential Dividend Spread goal and 40% for the Market Share goal at the target achievement level. In the 2007 EPUP, the two corporate goals were weighted 40% for the Potential Dividend Spread goal and 60% for the Market Share goal at the target achievement level. The change in the relative weights in 2007 was intended to provide additional emphasis on expanding member business.

To calculate an EPUP award, the total weighted achievement level for the Bank’s two corporate goals is multiplied by the officer’s target award percentage, which is then multiplied by the officer’s base salary in the first year of the three-year performance period.

For the current EPUPs, the ranges of an officer’s award percentages of salary if the Bank’s total weighted achievement level is between 75% and 200% of target are as follows: 15% to 60% for the President; 14% to 55% for the executive vice president; and 12% to 50% for senior vice presidents. No awards will be paid if the total weighted achievement level is below 75%, except under extraordinary circumstances as determined and approved by the Board. The award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group for the 2005, 2006 and 2007 EPUP. The awards under the EPUP are based in large part upon the executive’s ability to impact the Bank’s performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plans and Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

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

The following table provides an example of how an EPUP award is calculated for a senior vice president assuming an annual base salary of $240,000 and achievement levels of 100% for the Market Penetration goal and 200% for the Dividend Potential goal:

(60% weight) 3-Year Average Market Penetration Level Achieved: (200% of Target)	}	Percentage of Target Payout: 160%	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
(40% weight) 3-Year Average Dividend Potential Spread Achieved: (Target or 100%)			$240,000	X	25%	X	160%	=	$96,000

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

For 2007, the maximum before-tax employee annual contribution to the Savings Plan was limited to $15,500 (or $20,500 for participants age 50 and over), and no more than $225,000 of annual earnings could be taken into account in computing an employee’s benefits under the Savings Plan.

For 2007, the IRC also limited the amount of annual compensation that could be considered in calculating an employee’s benefits under the Cash Balance Plan to $225,000. Annual compensation is determined based on the definition of compensation provided in the respective qualified plan.

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

If an employee participant leaves the Bank for any reason other than normal retirement, early retirement (age 45), or death, the employee participant’s deferred compensation in the employee’s Deferred Compensation Plan and the Bank’s make-up matching Savings Plan contributions component of the Deferred Compensation Plan (including earnings on such amounts) will be paid out in a lump sum. Otherwise, distributions will be paid out as elected (as a lump sum or up to 10 annual installments). If a participant does not elect a form of payment, his or her distribution shall be a lump sum at termination of employment.

With respect to the make-up Cash Balance Plan pension benefits component of the Deferred Compensation Plan, an employee participant may elect to receive account distributions relating to these benefits upon (i) termination of employment,

(ii) a specified time period or age after termination of employment, or (iii) death. Participants may elect payment in a lump sum or annuity. However, if the participant elects to receive his or her distribution at death and survives the later of age 70 1/2 or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be made with respect to both the make-up Cash Balance Plan pension benefits component of the Deferred Compensation Plan and the supplemental Cash Balance Plan pension benefits component of the Benefit Equalization Plan.

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

EEO-Personnel-Compensation Committee

John T. Wasley, Chairman

Scott C. Syphax, Vice Chairman

James F. Burr

Reginald Chen

David A. Funk

James P. Giraldin

Robert F. Nielsen

COMPENSATION TABLES

Summary Compensation Table

As of December 31, 2007

(In whole dollars)

Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non- Qualified Deferred Compensation(3)	All Other Compensation(4),(5)	Total
Dean Schultz	2007	$682,500		$348,500	$259,200	$499,049	$56,205	$1,845,454
President and	2006	650,000		329,500	244,200	407,092	53,952	1,684,744
Chief Executive Officer

Lisa B. MacMillen	2007	230,500		186,800	109,600	71,444	20,751	619,095
Executive Vice President and
Chief Operating Officer(6)

Steven T. Honda	2007	298,000		131,300	98,500	88,088	26,004	641,892
Senior Vice President and	2006	283,800		123,200	100,200	87,320	24,809	619,329
Chief Financial Officer

Lawrence H. Parks	2007	381,290	(7)	160,800	118,800	112,364	22,107	795,361
Senior Vice President	2006	359,826	(8)	154,400	119,200	61,301	29,772	724,499
External and Legislative Affairs

Stephen P. Traynor	2007	296,900		131,200	97,500	70,444	26,047	622,091
Senior Vice President	2006	282,800		126,000	98,800	78,981	24,779	611,360
Financial Services and Community Investment

David H. Martens	2007	310,484	(9)	125,800	95,500	78,883	21,246	631,913
Senior Vice President	2006	275,800		122,900	96,900	62,159	21,952	579,711
Enterprise Risk Management

(1)	Represents awards earned under the 2007 PIP or 2007 EIP, and paid in February 2008. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President’s Incentive Plan” and “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Incentive Plan.”
(2)	Represents awards earned under the 2005 EPUP for the three-year performance period 2005 to 2007, paid in February 2008. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.”
(3)	Represents the aggregate change in actuarial present value of each of the named executive officers’ accumulated benefits under the Bank’s qualified and nonqualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers’ Deferred Compensation Plan accounts.
(4)	Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.
(6)	Lisa MacMillen became executive vice president and Chief Operating Officer effective October 15, 2007. During 2006 and up until her appointment as executive vice president and Chief Operating Officer, Ms. MacMillen served as senior vice president and Corporate Secretary.
(7)	Of this amount, $17,490 represents a vacation cash-out payment.
(8)	Of this amount, $13,326 represents a vacation cash-out payment.
(9)	Of this amount, $20,884 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(President’s Incentive Plan, Executive Incentive Plan and Executive Performance Unit Plan)

(In whole dollars)
				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2007 EPUP	2007-2009	February 2010	$102,400	$204,800	$409,500
	2007 PIP	2007	February 2008	102,400	204,800	409,500

Lisa B. MacMillen(2)	2007 EPUP	2007-2009	February 2010	$50,500	$98,200	$199,700
	2007 EIP	2007	February 2008	60,200	116,100	236,500

Steven T. Honda	2007 EPUP	2007-2009	February 2010	$35,800	$74,500	$149,000
	2007 EIP	2007	February 2008	35,800	74,500	149,000

Lawrence H. Parks	2007 EPUP	2007-2009	February 2010	$43,700	$91,000	$181,900
	2007 EIP	2007	February 2008	43,700	91,000	181,900

Stephen P. Traynor	2007 EPUP	2007-2009	February 2010	$35,600	$74,200	$148,500
	2007 EIP	2007	February 2008	35,600	74,200	148,500

David H. Martens	2007 EPUP	2007-2009	February 2010	$34,800	$72,400	$144,800
	2007 EIP	2007	February 2008	34,800	72,400	144,800

(1)	Estimated payouts for the 2007 EPUP’s three-year performance periods are what could be earned and are calculated using the base salaries in effect on February 1 at the beginning of each performance period. Awards, if any, under these plans are payable in February following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.” The estimated payouts for the 2007 PIP and EIPs are the amounts that could have been earned by the respective executive officers. Actual amounts earned under the 2007 PIP and 2007 EIP are included in the Summary Compensation Table.
(2)	Lisa MacMillen became executive vice president and Chief Operating Officer effective October 15, 2007. During 2006 and up until her appointment as executive vice president and Chief Operating Officer, Ms. MacMillen served as senior vice president and Corporate Secretary.

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plan and Executive Performance Unit Plan) Table

At Will Employees

All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign any time and the Bank may terminate their employment at any time for any reason or no reason, with or without cause and with or without notice.

The 2007 base salaries of the current named executive officers were as follows: Dean Schultz, $682,500; Lisa B. MacMillen, $230,500; Steven T. Honda, $298,000; Lawrence H. Parks, $363,800; Stephen P. Traynor, $296,900; and David H. Martens, $289,600. For 2008, the salaries of the named executive officers were increased to the following salaries: Dean Schultz, $725,000; Lisa B. MacMillen, $450,000; Steven T. Honda, $330,000; Lawrence H. Parks, $380,200; Stephen P. Traynor, $330,000; and David H. Martens, $330,000. The increases in base salaries of the named executive officers for 2008 were adjusted from 2007 based on their performance in 2007. In addition, increases in base salaries for Messrs. Honda, Traynor and Martens included equity adjustments in order to meet the Bank’s objective to deliver total compensation packages generally between the 50th and 65th percentile of the total compensation package of the Bank’s comparison group.

A Bank employee, including the named executive officers, may receive severance benefits in the event that the employee’s employment is terminated because the employee’s job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For the named executive officers, severance under the Bank’s current policy would be equal to the greater of (i) 12 weeks of the officer’s base salary, or (ii) the sum of three weeks of the officer’s base salary plus three weeks of the officer’s base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks. The Bank’s current severance policy also provides one month of continued health and life insurance benefits and, at the Bank’s discretion, outplacement assistance.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts

For 2007, President Dean Schultz received a cash incentive compensation award under the PIP of $348,500 based on the Bank’s achievement level of 165% for the Bank’s goals and Mr. Schultz’s achievement level of 200% for his leadership goals.

The other named executive officers received cash incentive compensation payments under the EIP for 2007 based on the Bank’s achievement level of 165% for the Bank’s goals and achievement levels for their individual goals as follows: Lisa B. MacMillen, $186,800, 200%; Steven T. Honda, $131,300, 198%; Lawrence H. Parks, $160,800, 200%; Stephen P. Traynor, $131,200, 200%; and David H. Martens, $125,800, 198%. Ms. MacMillen’s 2007 EIP award was calculated using her base salary of $430,000 as executive vice president and Chief Operating Officer and using the executive vice president award ranges for the full year.

In calculating the achievement level of the Bank goals for purposes of the PIP and EIP, the Bank’s 2007 Potential Dividend Spread goal was 132%, which represents a potential dividend yield (i.e., what could have been paid in dividends based on adjusted net income if no earnings were retained) of 5.77% against a benchmark yield of 4.45% resulting in a potential dividend spread of 1.32% The potential dividend spread was adjusted to 1.25% to eliminate the effect of those events that are clearly outside the control of management. Specifically, the adjustments eliminated the estimated impact that a positively sloped yield curve may have had on the purchase of mortgage-backed securities, the fact that the actual dividend benchmark yield was lower than forecasted, and an overstatement of the 2007 budget estimate of benefits expenses. The adjusted potential dividend spread of 1.25% exceeded the goal target of 0.93% resulting in a Dividend Potential achievement level of 132%.

With respect to the Market Share goal, the Bank’s achievement level was 193% reflecting very high achievement levels in most member segments.

All named executive officers received awards for their individual achievements, including the President for achieving his leadership goal. Individual goals for the named executive officers are tied to achieving the Bank corporate goals and strategic initiatives provided in the Bank’s strategic plan. The strategic initiatives represent actions that are required in order to implement the Bank’s mission and business strategies.

The amounts awarded under the PIP and the EIP included a discretionary component determined by the Board under the PIP and EIP for individual and Bank performance in 2007 that reflects achievements and performance not captured in the performance measures under these plans.

The discretionary component determined by the Board is intended to capture those important and or unusual accomplishments and circumstances not directly or completely captured in the financial or member business goals. For 2007, the discretionary allocation by the Board was based on the Bank’s performance in 2007 and the Bank’s senior officers’ contributions to these accomplishments during the year. These accomplishments included, among other things, effectively meeting members’ wholesale funding needs during the turmoil in the financial markets, growing the MBS portfolio, preserving and enhancing the Bank’s competitiveness, and improving the Bank’s risk management and internal controls infrastructure.

The grants of the 2007 PIP, 2007 EIP, and 2007 EPUP are included in the table Grants of Non-Equity Incentive Plan-Based Awards table. Cash awards under the 2007 PIP and EIP earned in 2007 (but paid in 2008) are reported as “Non-Equity Incentive Payments” in the Summary Compensation Table.

For the three-year period 2005 to 2007, the named executive officers received long-term cash incentive compensation awards under the 2005 EPUP based on the Bank’s achievement level of 144% for the Bank goals over the three-year period as follows: Dean Schultz, $259,200; Lisa B. MacMillen, $109,600; Steven T. Honda, $98,500; Lawrence H. Parks, $118,800;

Stephen P. Traynor, $97,500; and David H. Martens, $95,500. Although paid in 2008, cash awards under the 2005 EPUP were for the three-year period ending in 2007 and are therefore reported as “Non-Equity Long-Term Incentive Payouts” in the Summary Compensation Table.

The Grants of Non-Equity Incentive Plan-Based Awards table provides estimated EPUP awards for long-term cash incentive awards under the 2007 EPUP. These amounts are estimated awards based on certain assumptions, including the assumption of certain achievement levels specified in these plans. See footnote 1 to the Grants of Non-Equity Incentive Plan-Based Awards table.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	22.750	$216,475	$—
	Financial Institutions Retirement Fund	11.000	407,218	—
	Benefit Equalization Plan	22.750	1,774,108	—
	Deferred Compensation Plan	22.750	46,203	—
	Supplemental Executive Retirement Plan	5.000	585,758	—

Lisa B. MacMillen	Cash Balance Plan	21.417	166,390	—
	Financial Institutions Retirement Fund	9.417	60,356	—
	Benefit Equalization Plan	21.417	23,587	—
	Deferred Compensation Plan	21.417	241,711	—
	Supplemental Executive Retirement Plan	5.000	65,507	—

Steven T. Honda	Cash Balance Plan	13.917	198,149	—
	Financial Institutions Retirement Fund	1.917	33,621	—
	Benefit Equalization Plan	13.917	80,520	—
	Deferred Compensation Plan	13.917	93,570	—
	Supplemental Executive Retirement Plan	5.000	200,836	—

Lawrence H. Parks	Cash Balance Plan	10.333	159,486	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	10.333	93,539	—
	Deferred Compensation Plan	10.333	26,377	—
	Supplemental Executive Retirement Plan	5.000	185,001	—

Stephen P. Traynor	Cash Balance Plan	12.250	189,548	—
	Financial Institutions Retirement Fund	0.250	2,467	—
	Benefit Equalization Plan	12.250	40,428	—
	Deferred Compensation Plan	12.250	31,834	—
	Supplemental Executive Retirement Plan	5.000	192,247	—

David H. Martens	Cash Balance Plan	11.167	167,240	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	11.167	38,957	—
	Deferred Compensation Plan	11.167	35,419	—
	Supplemental Executive Retirement Plan	5.000	176,594	—

(1)	For purposes of this table, the present value of accumulated benefits as of December 31, 2007 (measured September 30, 2007), was calculated using a discount rate of 6.25%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

Narrative to Pension Benefits Table

For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank’s financial statements. See the discussion in Note 15 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Nonqualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the President, the chief operating officer, the chief financial officer, and the other named executive officers as of December 31, 2007.

(In whole dollars)

Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2007 Executive Contributions	2007 Bank Contributions(1)	Aggregate Earnings/Losses in 2007	Aggregate Withdrawals/ Distributions in 2007	Yearend 2007 Aggregate Balance
Dean Schultz
President and
Chief Executive Officer	2007	$478,088	$—	$—	$27,131	$—	$505,219

Lisa B. MacMillen
Executive Vice President and Chief Operating Officer	2007	3,467,037	157,856	—	192,561	—	3,817,454

Steven T. Honda
Senior Vice President and
Chief Financial Officer	2007	1,910,659	—	—	121,995	—	2,032,654

Lawrence H. Parks
Senior Vice President
External and Legislative Affairs	2007	416,051	—	—	18,373	—	434,424

Stephen P. Traynor
Senior Vice President
Financial Services and Community Investment	2007	766,293	161,800	—	58,769	—	986,862

David H. Martens
Senior Vice President
Enterprise Risk Management	2007	532,831	47,932	2,876	77,067	—	660,706

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.

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

The Bank’s matching contribution under the Savings Plan is calculated on the basis of an officer’s base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank’s matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer’s DCP balance to restore the benefit that would otherwise be lost under the Savings Plan as a result of deferring base salary compensation.

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

Director Compensation Table

As of December 31, 2007

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$29,944
James P. Giraldin, Vice Chairman	23,955
James F. Burr	17,967
Reginald Chen	17,967
David A. Funk	17,967
Melinda Guzman	17,967
W. Douglas Hile	17,967
D. Tad Lowrey	17,967
John F. Luikart	17,750
Monte L. Miller(1)	17,967
Robert F. Nielsen	17,967
J. Benson Porter(2)	2,000
John F. Robinson	17,967
Michael Roster(3)	7,750
Scott C. Syphax	17,967
John T. Wasley	17,967

Total	$279,036

(1)    Monte Miller’s term as a director expired effective December 31, 2007.

(2)    J. Benson Porter served as a director from January 1, 2007, to January 25, 2007.

(3)    Michael Roster resigned as a director effective February 5, 2007.

Narrative to Director Compensation Table

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business. We pay fees up to aggregate annual limits that are set by the Federal Housing Finance Board. The directors’ compensation arrangements for 2008 are set forth below:

Director Meeting Fees – 2008

(In whole dollars)

Type of Meeting	Position	Meeting Fees
Board	Chairman	$4,000
Board	Vice Chairman	3,000
Board	Director	2,000
Board Committee or Directors’ orientation/conference	Director	750	*

(*) Subject to an annual limit of $13,000 per director

Director Annual Compensation Limits – 2008

(In whole dollars)

Position	Annual Limit
Chairman	$31,232
Vice Chairman	24,986
Director	18,739

Directors may defer their fees under the Deferred Compensation Plan. In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. The Bank reimbursed directors for travel and related expenses totaling $223,784 in 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those members that are beneficial owners of more than 5% of the Bank’s outstanding capital stock as of February 29, 2008.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A. 3900 Paradise Road, Suite 127 Las Vegas, NV 89109	48,987,033	36.3%

Washington Mutual Bank Arch Plaza Financial Center 2273 North Green Valley Parkway Henderson, NV 89014	27,304,887	20.2

Wachovia Mortgage, FSB 6825 Aliante Parkway North Las Vegas, NV 89084	11,525,323	8.5

Bank of America California, N.A. 555 California Street, 6th Floor San Francisco, CA 94104	6,917,492	5.1

Total	94,734,735	70.1%

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 29, 2008.

Capital Outstanding to Members

With Officers or Directors Serving as Directors of the Bank

As of February 29, 2008

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Reginald Chen	Citibank, N.A.	Las Vegas	NV	48,987,033	36.3%
John F. Robinson	Washington Mutual Bank	Henderson	NV	27,304,887	20.2
James P. Burr	Wachovia Mortgage, FSB	North Las Vegas	NV	11,525,323	8.5
James P. Giraldin	First Federal Bank of California	Santa Monica	CA	1,043,870	0.8
Timothy R. Chrisman	Pacific Western Bank	Santa Monica	CA	325,146	0.2
W. Douglas Hile	Meridian Bank, N.A.	Wickenburg	AZ	59,555	—
David A. Funk	Nevada Security Bank	Reno	NV	39,208	—
D. Tad Lowrey	Wedbush Bank	Los Angeles	CA	1	—

Total				89,285,023	66.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Bank. The members and former members own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank’s capital stock (5% stockholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities from members with officers or directors who serve as directors of the Bank or from 5% stockholders. All investments are market rate transactions, and all mortgage-backed securities are purchased through securities brokers or dealers. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% stockholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

The Bank may also use members with officers or directors who serve as directors of the Bank or that are 5% stockholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

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

Director Independence under the Finance Board Regulations

The Finance Board director independence rule provides that a director is sufficiently independent to serve as a member of the Bank’s Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships under the Finance Board director independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been a Bank executive officer within the past five years.

Notwithstanding that the Finance Board’s director independence standard only applies by regulation to members of the Bank’s Audit Committee, the Bank’s Board looks to this standard for purposes of determining independence of all the Bank’s directors.

The independence standard imposed on the Audit Committee by the Finance Board takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have elected directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank’s Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Board’s director independence standards do not include as a disqualifying relationship any business relationships between a director’s member institution and the Bank. Consistent with the rule, the Bank’s Board does not believe that the statutorily prescribed business relationships between a director’s member institution and the Bank interfere with the director’s exercise of his or her independent judgment. The national securities exchanges’ independence definition, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank’s Board believes that the appropriate standard for measuring director independence is the Finance Board’s Audit Committee independence standards.

Applying the Finance Board director independence standards, the Board has determined that all former directors who served in 2007 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Messrs. Luikart, Murray, Nielsen, Syphax and Wasley, and Ms. Guzman, who were appointed to the Board by the Finance Board and are not employed by any member institution, are independent, and were independent in 2007 (excluding Mr. Murray, who was not a director in 2007), under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current elected directors are independent, and were independent in 2007, under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Messrs. Chrisman, Giraldin, Funk, Hile, and Lowrey.

Using the NASDAQ rules, the Board also determined the following director who served in 2007 but is not currently serving as a director, was independent: Mr. Miller.

In making these determinations, the Board recognized that each of these elected directors during their directorships were employed by member institutions that conducted business with the Bank in the ordinary course of the Bank’s and the member institutions’ respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have elected directors on the Board would not interfere with the elected directors’ exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have elected directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board’s director independence standards, all former Audit Committee members who served in 2007 were independent, and all current Audit Committee members are independent.

If the Board uses the NASDAQ rules, the following Audit Committee members who served in 2007 and continue to serve on the Audit Committee are not considered independent because their member institutions failed the payments/revenues relationship criteria: Messrs. Burr, Chen, and Robinson. Using the NASDAQ rules, the Board also determined the following director, who served on the Audit Committee in 2007 was not considered independent because his member institution failed the payments/revenues relationship criteria: Mr. Roster.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Under the Finance Board’s director independence standards, all former EEO-Personnel-Compensation Committee members who served in 2007 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

If the Board uses the NASDAQ rules, the following directors who served in 2007 and who continue to serve on the EEO-Personnel-Compensation Committee are not considered independent because their member institutions failed the payments/revenues relationship criteria: Messrs. Burr and Chen. Using the NASDAQ rules, the following former

EEO-Personnel-Compensation Committee members who served on the EEO-Personnel-Compensation Committee in 2007 were not considered independent because their respective member institutions failed the payments/revenues relationship criteria: Messrs. Robinson and Roster.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2007 and 2006, by its external accounting firm, PricewaterhouseCoopers LLP.

(Dollars in millions)	2007	2006
Audit fees	$1.2	$0.7
Audit-related fees	—	0.1
All other fees	—	0.1

Total	$1.2	$0.9

Audit Fees.  Audit fees during 2007 and 2006 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the quarterly financial statements included in the Bank’s Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.

Audit-Related Fees.  Audit-related fees for 2007 and 2006 were for assurance and related services, primarily for consultations with management as to the accounting or disclosure treatment of specific transactions.

All Other Fees.  All other fees for 2007 and 2006 were for regulatory and risk management advisory services. All other fees for 2006 also included the purchase of audit software.

The Bank is exempt from all federal, state, and local taxation. Therefore, no tax fees were paid during 2007 and 2006.

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

In 2007, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b) Exhibits

Exhibit No.	Description

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended, effective February 1, 2008

4.1	Capital Plan incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2008

10.2	Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3	Form of Senior Officer Indemnification Agreement incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.4	Board Resolution for Directors’ 2008 Compensation and Expense Reimbursement Policy

10.5	2007 Executive Incentive Plan incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.6	2007 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.7	2006 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.8	2005 Executive Performance Unit Plan incorporated by reference to Exhibit 10.6 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.9	2007 President’s Incentive Plan incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.10	Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.11	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.12	Deferred Compensation Plan, established effective January 1, 2005, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.13	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.14 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Corporate Officer Severance Policy, restated February 22, 2008

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

+	The report contained in Exhibit 99.1 is being furnished and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer
March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer (Principal executive officer)

/s/ LISA B. MACMILLEN
Lisa B. MacMillen
Executive Vice President and Chief Operating Officer (Principal executive officer)

/s/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal financial officer)

/s/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Principal accounting officer)

/s/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman
Chairman of the Board of Directors

/s/ JAMES P. GIRALDIN
James P. Giraldin
Vice Chairman of the Board of Directors

/s/ JAMES F. BURR
James F. Burr
Director

/s/ REGINALD CHEN
Reginald Chen
Director

/s/ DAVID A. FUNK
David A. Funk
Director

/s/ MELINDA GUZMAN
Melinda Guzman
Director

/s/ W. DOUGLAS HILE
W. Douglas Hile
Director

/s/ D. TAD LOWREY
D. Tad Lowrey
Director

/s/ JOHN F. LUIKART
John F. Luikart
Director

/s/ KEVIN MURRAY
Kevin Murray
Director

/s/ ROBERT F. NIELSEN
Robert F. Nielsen
Director

/s/ JOHN F. ROBINSON
John F. Robinson
Director

/s/ SCOTT C. SYPHAX
Scott C. Syphax
Director

/s/ JOHN T. WASLEY
John T. Wasley
Director