Form 10-Q
period 2008-03-31
Federal Home Loan Bank of San Francisco
filed 2008-05-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2008
Class B Stock, par value $100	133,878,133

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$6	$5
Interest-bearing deposits in banks	14,112	14,590
Federal funds sold	19,623	11,680
Trading securities (a)	56	58
Held-to-maturity securities (fair values were $40,228 and $37,906, respectively) (b)	43,793	38,585
Advances (includes $19,990 at fair value under the fair value option at March 31, 2008)	248,425	251,034
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.9 and $0.9, respectively	4,025	4,132
Accrued interest receivable	1,056	1,590
Premises and equipment, net	16	16
Derivative assets	1,206	642
Other assets	162	114

Total Assets	$332,480	$322,446

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$366	$223
Term	69	16
Other	3	2
Non-interest-bearing - Other	3	3

Total deposits	441	244

Borrowings:
Other Federal Home Loan Banks	—	955
Other	—	100

Total borrowings	—	1,055

Consolidated obligations, net:
Bonds (includes $20,141 at fair value under the fair value option at March 31, 2008)	228,750	225,328
Discount notes	84,872	78,368

Total consolidated obligations	313,622	303,696

Mandatorily redeemable capital stock	213	229
Accrued interest payable	1,944	2,432
Affordable Housing Program	194	175
Payable to REFCORP	63	58
Derivative liabilities	123	102
Other liabilities	1,541	828

Total Liabilities	318,141	308,819

Commitments and Contingencies: Note 11
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding: 141 shares and 134 shares, respectively	14,049	13,403
Restricted retained earnings	292	227
Accumulated other comprehensive loss	(2)	(3)

Total Capital	14,339	13,627

Total Liabilities and Capital	$332,480	$322,446

(a)	Includes $0 and $7, respectively, pledged as collateral that may be repledged.
(b)	Includes $52 and $43, respectively, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended March 31,
(In millions)	2008	2007
Interest Income:
Advances	$2,584	$2,425
Interest-bearing deposits in banks	139	119
Securities purchased under agreements to resell	—	4
Federal funds sold	132	180
Trading securities	1	1
Held-to-maturity securities	478	367
Mortgage loans held for portfolio	49	57

Total Interest Income	3,383	3,153

Interest Expense:
Consolidated obligations:
Bonds	2,348	2,611
Discount notes	790	330
Deposits	10	6
Mandatorily redeemable capital stock	3	1

Total Interest Expense	3,151	2,948

Net Interest Income	232	205

Other Income:
Net gain on instruments held at fair value	274	—
Net (loss)/gain on derivatives and hedging activities	(155)	11
Other	1	1

Total Other Income	120	12

Other Expense:
Compensation and benefits	14	13
Other operating expense	7	7
Federal Housing Finance Board	2	2
Office of Finance	2	2

Total Other Expense	25	24

Income Before Assessments	327	193

REFCORP	60	35
Affordable Housing Program	27	16

Total Assessments	87	51

Net Income	$240	$142

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	10	957					957
Repurchase/redemption of capital stock	(8)	(799)					(799)
Capital stock reclassified to mandatorily redeemable capital stock	—	(1)					(1)
Comprehensive income:
Net income				142	142		142

Total comprehensive income							142

Transfers to restricted retained earnings			17	(17)	—		—
Dividends on capital stock (4.89%)
Stock issued	1	125	—	(125)	(125)		—

Balance, March 31, 2007	109	$10,898	$160	$—	$160	$(5)	$11,053

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	6	554					554
Repurchase/redemption of capital stock	(1)	(97)					(97)
Capital stock reclassified to mandatorily redeemable capital stock		(2)					(2)
Comprehensive income:
Net income				240	240		240
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							241

Transfers to restricted retained earnings			65	(65)	—		—
Dividends on capital stock (5.73%)
Stock issued	2	191		(191)	(191)		—

Balance, March 31, 2008	141	$14,049	$292	$—	$292	$(2)	$14,339

(a)	Adjustments to the opening balance consist of the effects of the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$240	$142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(77)	13
Non-cash interest on mandatorily redeemable capital stock	3	1
Change in net fair value adjustment on financial instruments held at fair value	(274)	—
Change in net fair value adjustment on derivatives and hedging activities	(203)	(147)
Net change in:
Accrued interest receivable	436	102
Other assets	(45)	1
Accrued interest payable	(426)	(169)
Other liabilities	33	—

Total adjustments	(553)	(199)

Net cash used in operating activities	(313)	(57)

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	478	(912)
Securities purchased under agreements to resell	—	(1,900)
Federal funds sold	(7,943)	(5,803)
Deposits for mortgage loan program with other Federal Home Loan Banks	—	1
Premises and equipment	(1)	2
Trading securities:
Proceeds from maturities	2	11
Held-to-maturity securities:
Net decrease/(increase) in short-term	1,631	(274)
Proceeds from maturities of long-term	1,425	1,611
Purchases of long-term	(7,524)	(1,596)
Advances:
Principal collected	360,475	676,617
Made to members	(356,740)	(670,305)
Mortgage loans held for portfolio:
Principal collected	107	126

Net cash used in investing activities	(8,090)	(2,422)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the three months ended March 31,
(In millions)	2008	2007
Cash Flows from Financing Activities:
Net change in:
Deposits	946	38
Borrowings from other Federal Home Loan Banks	(955)	—
Other borrowings	(100)	—
Net proceeds from consolidated obligations:
Bonds issued	52,238	23,123
Discount notes issued	212,110	54,983
Payments for consolidated obligations:
Bonds matured or retired	(50,740)	(20,437)
Discount notes matured or retired	(205,531)	(55,381)
Proceeds from issuance of capital stock	554	957
Payments for repurchase/redemption of mandatorily redeemable capital stock	(21)	(5)
Payments for repurchase/redemption of capital stock	(97)	(799)

Net cash provided by financing activities	8,404	2,479

Net increase in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	5	7

Cash and cash equivalents at end of period	$6	$7

Supplemental Disclosures:
Interest paid during the period	$4,313	$3,360
Affordable Housing Program payments during the period	8	9
REFCORP payments during the period	55	38

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2007 Form 10-K. Changes to these policies as of March 31, 2008, are discussed in Note 2 to the Financial Statements.

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 157. On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS 157 until January 1, 2009, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Bank adopted SFAS 157 as of January 1, 2008, except for the non-financial assets and non-financial liabilities identified in FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption. For more information related to the adoption of SFAS 157, see Note 10 to the Financial Statements.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that an employer recognize the funded status of its defined benefit pension and other postretirement plans in the Statements of Condition and recognize as a component of other comprehensive income the gains or losses and prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Bank adopted SFAS 158 for its fiscal year ending December 31, 2006. SFAS 158 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statements of condition effective for fiscal years ending after December 15, 2008. In

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

accordance with SFAS 158, the Bank remeasured its plan assets and benefit obligations as of the beginning of 2008 and recognized an adjustment to the opening balance of retained earnings. The adoption of the change in the measurement date did not have a material impact on the Bank’s results of operations or financial condition.

Adoption of SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the Bank has chosen to use fair value on the face of the balance sheet. In addition, SFAS 159 requires an entity to provide information that would allow users of the entity’s financials statements to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank adopted SFAS 159 as of January 1, 2008. Upon adoption, the Bank elected certain financial assets and liabilities to transition to the fair value option in accordance with SFAS 159, as follows:

•	Adjustable rate credit advances with embedded options

•	Callable fixed rate credit advances

•	Putable fixed rate credit advances

•	Putable fixed rate credit advances with embedded options

•	Fixed rate credit advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Floating or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

The effect of transitioning these items was a net $16 increase to the Bank’s retained earnings balance at January 1, 2008.

Transition Impact of Adopting SFAS 159

	At December 31, 2007
	Principal Balance	Valuation Adjustments(1)	Accrued Interest	Carrying Value	Net Gain/(Loss) on Adoption	Opening Balance at January 1, 2008
Advances	$15,659	$215	$94	$15,968	$17	$15,985
Consolidated obligation bonds	1,233	(2)	15	1,246	(1)	1,247

Cumulative effect of adoption					$16

(1)	Represents valuation adjustments associated with instruments previously accounted for under SFAS 133

The Bank has made an accounting policy election for using the fair value option in accordance with SFAS 159 for certain categories of financial assets and liabilities. In addition to the items transitioned to the fair value option on January 1, 2008, the Bank has elected that any new transactions in these categories will be accounted for in accordance with SFAS 159. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships. The Bank has also elected the fair value option in accordance with SFAS 159 for the following additional categories for all new transactions entered into starting on January 1, 2008:

•

Adjustable rate credit advances indexed to the following: Prime Rate, Treasury Bill, Fed funds, Constant Maturity Treasury (CMT), Constant Maturity Swap (CMS), and 12-month Moving Treasury Average of a one-year CMT (12MTA)

•	Adjustable rate consolidated obligations bonds indexed to the following: Prime Rate, Treasury Bill, Fed funds, CMT, CMS, and 12MTA

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank has elected these items for the fair value option in accordance with SFAS 159 to allow the Bank to fair value the financial asset or liability to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. This risk associated with using fair value only for the derivative is the Bank’s primary driver for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133) or for items that have not previously met or may be at risk for not meeting the SFAS 133 hedge effectiveness requirements.

Cash Flows — SFAS 159 also amends FASB Statement No. 95, Statement of Cash Flows (SFAS 95), and FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), to specify that cash flows from trading securities, which include securities for which an entity has elected the fair value option in accordance with SFAS 159, should be classified in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities had to be classified as cash flows from operating activities.

As a result, the Bank has reclassified certain amounts in prior period Statements of Cash Flows to conform to the 2008 presentation. Beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in the Statements of Cash Flows as operating activities. While the Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as the Bank periodically evaluates its liquidity needs. The reclassifications for the three months ended March 31, 2007, are summarized below:

	Before Reclassification	Reclassification	After Reclassification
Operating Activities:
Net change in trading securities	$11	$(11)	$—

Investing Activities:
Trading securities: Proceeds from maturities	$—	$11	$11

For more information related to the adoption of SFAS 159, see Note 10 to the Financial Statements.

Adoption of FSP FIN 39-1. On April 30, 2007, the FASB issued FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 on January 1, 2008, and recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior financial statement periods presented. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized below:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Before Adoption	Effect of Adoption	After Adoption
Assets
Derivative assets	$1,195	$(553)	$642

Effect on total assets	$1,195	$(553)	$642

Liabilities
Deposits – Interest-bearing – Other	$574	$(572)	$2
Accrued interest payable	2,434	(2)	2,432
Derivative liabilities	81	21	102

Effect on total liabilities	$3,089	$(553)	$2,536

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank will adopt SFAS 161 on January 1, 2009. The Bank has not yet determined what effect, if any, the implementation of SFAS 161 will have on its financial statement disclosures.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,087	$3	$—	$2,090
Housing finance agency bonds	832	3	—	835

Subtotal	2,919	6	—	2,925

MBS:
Fannie Mae	8,426	66	(14)	8,478
Freddie Mac	4,376	55	(5)	4,426
Ginnie Mae	21	—	—	21
Non-agency	28,051	1	(3,674)	24,378

Total MBS	40,874	122	(3,693)	37,303

Total	$43,793	$128	$(3,693)	$40,228

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,688	$—	$—	$3,688
Housing finance agency bonds	867	2	—	869

Subtotal	4,555	2	—	4,557

MBS:
Fannie Mae	2,817	15	(5)	2,827
Freddie Mac	2,474	28	(4)	2,498
Ginnie Mae	23	—	—	23
Non-agency	28,716	11	(726)	28,001

Total MBS	34,030	54	(735)	33,349

Total	$38,585	$56	(735)	$37,906

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

As of March 31, 2008, all of the commercial paper had a credit rating of AA, all of the housing finance agency bonds had a credit rating of at least AA, and all of the MBS had a credit rating of AAA. The Bank expects to receive all future contractual principal and interest payments on these investments.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Fannie Mae	$8,320	$12	$158	$2	$8,478	$14
Freddie Mac	4,373	4	53	1	4,426	5
Ginnie Mae	11	—	10	—	21	—
Non-agency	13,002	2,231	11,376	1,443	24,378	3,674

Total temporarily impaired	$25,706	$2,247	$11,597	$1,446	$37,303	$3,693

December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Fannie Mae	$2,544	$1	$283	$4	$2,827	$5
Freddie Mac	2,442	3	56	1	2,498	4
Ginnie Mae	16	—	7	—	23	—
Non-agency	15,015	349	12,986	377	28,001	726

Total temporarily impaired	$20,017	$353	$13,332	$382	$33,349	$735

The Bank applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as amended by FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1 and FAS 124-1) to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or if a loss-triggering event would occur. The Bank would recognize an other-than-temporary impairment if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and if the fair value of the investment security is less than its amortized cost. The Bank also considers several qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, the length of time and extent that fair value has been less than the amortized cost, and the Bank’s ability to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

As indicated in the tables above, as of March 31, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3,693, primarily from non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it is probable that it will collect all of the contractual principal and interest payments of the security. For these securities, the Bank tests the credit enhancement associated with each security to determine whether it is sufficient to protect against losses of principal and interest on the underlying mortgage loans. The Bank’s testing included performing analyses on most of its non-agency MBS as of March 31, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The Bank reviewed the remaining non-agency MBS for adequate credit enhancements by comparing the securities to model results for similar securities. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of March 31, 2008. Because the decline in the market value of these securities is primarily attributable to illiquidity rather than a deterioration in the fundamental credit quality of these securities, and because the Bank has both the ability and intent to hold these securities to maturity and expects to receive all contractual principal and interest payments on the securities, the Bank has determined that the unrealized losses are temporary.

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and mortgage-backed securities (MBS) as of March 31, 2008, and December 31, 2007, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

March 31, 2008
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$2,087	$2,090	2.78%
Due after one year through five years	19	19	3.39
Due after five years through ten years	28	28	3.36
Due after ten years	785	788	3.45

Subtotal	2,919	2,925	2.97

MBS:
Fannie Mae	8,426	8,478	4.96
Freddie Mac	4,376	4,426	5.23
Ginnie Mae	21	21	3.70
Non-agency	28,051	24,378	4.70

Total MBS	40,874	37,303	4.81

Total	$43,793	$40,228	4.69%

December 31, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$3,688	$3,688	4.96%
Due one year through five years	20	20	5.06
Due after five years through ten years	31	31	5.03
Due after ten years	816	818	5.15

Subtotal	4,555	4,557	5.00

MBS:
Fannie Mae	2,817	2,827	5.66
Freddie Mac	2,474	2,498	5.84
Ginnie Mae	23	23	5.53
Non-agency	28,716	28,001	5.31

Total MBS	34,030	33,349	5.38

Total	$38,585	$37,906	5.34%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $1 at March 31, 2008, and net premiums of $14 at December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2008, and December 31, 2007, are detailed in the following table:

	March 31, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,087	$3,688
Adjustable rate	832	867

Subtotal	2,919	4,555

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	9,636	4,557
Adjustable rate	594	96
Collateralized mortgage obligations:
Fixed rate	22,148	21,415
Adjustable rate	8,496	7,962

Subtotal	40,874	34,030

Total	$43,793	$38,585

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 1.80% to 8.57% at March 31, 2008, and 1.88% to 8.57% at December 31, 2007, as summarized below.

	March 31, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$16	1.19%	$—	—%
Within 1 year	132,798	3.21	48,466	4.15
After 1 year through 2 years	60,833	3.48	86,793	4.79
After 2 years through 3 years	22,545	3.59	54,462	4.98
After 3 years through 4 years	15,094	3.47	39,805	5.17
After 4 years through 5 years	5,101	4.12	12,974	5.27
After 5 years	10,291	3.56	7,914	5.57

Total par amount	246,678	3.36%	250,414	4.82%

SFAS 133 valuation adjustments	1,166		604
SFAS 159 valuation adjustments	567		—
Net unamortized premiums	14		16

Total	$248,425		$251,034

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$16	$—
Within 1 year	133,328	49,743
After 1 year through 2 years	61,139	86,551
After 2 years through 3 years	22,415	54,298
After 3 years through 4 years	14,954	39,523
After 4 years through 5 years	4,592	12,472
After 5 years	10,234	7,827

Total par amount	$246,678	$250,414

The following table summarizes advances to members at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$16	$—
Within 1 year	136,030	51,071
After 1 year through 2 years	60,833	87,479
After 2 years through 3 years	22,317	54,141
After 3 years through 4 years	14,455	39,555
After 4 years through 5 years	4,271	11,804
After 5 years	8,756	6,364

Total par amount	$246,678	$250,414

Security Terms. The Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. Community financial institutions are defined for 2008 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $625 or less. For more information on security terms, see Note 7 to the Financial Statements in the Bank’s 2007 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following tables present the concentration in advances to these three members as of March 31, 2008, and December 31, 2007. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2008 and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	March 31, 2008		December 31, 2007
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$88,526	36%	$95,879	38%
Washington Mutual Bank	51,479	21	54,050	22
Wachovia Mortgage, FSB(2)	31,928	13	24,110	10

Subtotal	171,933	70	174,039	70
Others	74,745	30	76,375	30

Total par	$246,678	100%	$250,414	100%

Concentration of Interest Income from Advances

	Three Months Ended March 31,
	2008		2007
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$947	36%	$999	42%
Washington Mutual Bank	566	22	366	15
Wachovia Mortgage, FSB(2)	251	10	280	12

Subtotal	1,764	68	1,645	69
Others	836	32	720	31

Total	$2,600	100%	$2,365	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.
(3)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of these institutions with borrowing capacity in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock as of March 31, 2008. Of these three members, only Citibank, N.A., and Washington Mutual Bank each owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2007.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2008, and December 31, 2007, are detailed below:

	March 31, 2008	December 31, 2007
Par amount of advances:
Fixed rate	$94,882	$106,200
Adjustable rate	151,796	144,214

Total par amount	$246,678	$250,414

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

The following table presents information as of March 31, 2008, and December 31, 2007, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	March 31, 2008	December 31, 2007
Fixed rate medium-term mortgage loans	$1,333	$1,385
Fixed rate long-term mortgage loans	2,710	2,765

Subtotal	4,043	4,150
Unamortized premiums	—	2
Unamortized discounts	(17)	(19)

Mortgage loans held for portfolio	4,026	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,025	$4,132

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the first quarter of 2008 and 2007, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

March 31, 2008

Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,099	77%	22,475	72%
IndyMac Bank, F.S.B.	576	14	5,899	19

Subtotal	3,675	91	28,374	91
Others	368	9	2,750	9

Total	$4,043	100%	31,124	100%

December 31, 2007

Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2008, the Bank had 57 loans totaling $6 classified as nonaccrual or impaired. Thirty-seven of these loans totaling $4 were in foreclosure or bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Balance, beginning of the period	$0.9	$0.7
Chargeoffs	—	—
Recoveries	—	—
Provision for credit losses	—	—

Balance, end of the period	$0.9	$0.7

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2007 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $6 for the first quarter of 2008 and $4 and the first quarter of 2007. The Bank did not recognize any interest income for impaired loans in the first quarter of 2008 or 2007.

At March 31, 2008 the Bank’s other assets included $1 of real estate owned resulting from foreclosure of mortgage loans held by the Bank. At December 31, 2007, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or Federal Housing Finance Board (Finance Board) regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

several liability regulation, see Note 19 to the Financial Statements in the Bank’s 2007 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2008, and December 31, 2007.

	March 31, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$91,931	3.82%	$86,008	4.54%
After 1 year through 2 years	69,544	3.54	69,660	4.78
After 2 years through 3 years	15,970	4.56	19,597	4.57
After 3 years through 4 years	15,813	5.05	18,573	5.06
After 4 years through 5 years	9,272	4.62	8,012	5.24
After 5 years	22,854	5.12	22,027	5.26
Index amortizing notes	8	4.61	8	4.61

Total par amount	225,392	4.04%	223,885	4.76%

Unamortized premiums	60		53
Unamortized discounts	(121)		(138)
SFAS 133 valuation adjustments	3,395		1,528
SFAS 159 valuation adjustments	24		—

Total	$228,750		$225,328

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $41,004 at March 31, 2008, and $56,133 at December 31, 2007. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $23,053 at March 31, 2008, and $38,382 at December 31, 2007. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The unswapped callable bonds are primarily used to hedge the prepayment risk of mortgage loans and fixed rate MBS.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2008	December 31, 2007
Par amount of consolidated obligation bonds:
Non-callable	$184,388	$167,752
Callable	41,004	56,133

Total par amount	$225,392	$223,885

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Within 1 year	$120,047	$125,509
After 1 year through 2 years	73,186	64,272
After 2 years through 3 years	13,130	13,738
After 3 years through 4 years	9,490	11,638
After 4 years through 5 years	1,287	481
After 5 years	8,244	8,239
Index amortizing notes	8	8

Total par amount	$225,392	$223,885

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	March 31, 2008		December 31, 2007
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$85,367	2.97%	$79,064	4.39%
Unamortized discounts	(495)		(696)

Total	$84,872		$78,368

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2008, and December 31, 2007, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2007 Form 10-K.

	March 31, 2008	December 31, 2007
Par amount of consolidated obligations:
Bonds:
Fixed rate	$143,450	$173,859
Adjustable rate	80,144	46,485
Step-up	480	2,515
Step-down	68	50
Fixed rate that converts to adjustable rate	—	37
Adjustable rate that converts to fixed rate	120	120
Range bonds	1,042	731
Zero-coupon	70	70
Inverse floating	10	10
Index amortizing notes	8	8

Total bonds, par	225,392	223,885
Discount notes, par	85,367	79,064

Total consolidated obligations, par	$310,759	$302,949

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5.0% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4.0% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of March 31, 2008, and December 31, 2007, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with its capital requirements at March 31, 2008, and December 31, 2007.

Regulatory Capital Requirements

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Risk-based capital	$4,925	$14,554	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.38%	4.00%	4.30%
Total regulatory capital	$13,299	$14,554	$12,898	$13,859
Leverage ratio	5.00%	6.57%	5.00%	6.45%
Leverage capital	$16,624	$21,831	$16,122	$20,789

The Bank’s capital requirements are discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $213 at March 31, 2008, and $229 at December 31, 2007. These amounts included accrued interest expense (accrued stock dividends) of $3 at March 31, 2008, and $3 at December 31, 2007, and have been classified as a liability in the Statements of Condition.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2008, and December 31, 2007.

Contractual Redemption Period	March 31, 2008	December 31, 2007
After 1 year through 2 years	$20	$17
After 2 years through 3 years	1	3
After 3 years through 4 years	70	64
After 4 years through 5 years	122	145

Total	$213	$229

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s activity for mandatorily redeemable capital stock for the three months ended March 31, 2008 and 2007, was as follows:

	Three months ended
	March 31, 2008		March 31, 2007
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	16	$229	12	$106
Reclassified from/(to) capital during the period:
Withdrawal from membership	2	2	1	14
Conversion of nonmember institution to member institution	—	—	(1)	(13)
Repurchase of mandatorily redeemable capital stock	—	(21)	—	(5)
Dividends accrued on mandatorily redeemable capital stock	—	3	—	1

Balance at the end of the period	18	$213	12	$103

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to SFAS 133, 157, and 159 — In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net unrealized gains resulting from the transition impact of adopting SFAS 157 and SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $91 at March 31, 2008, and $47 at December 31, 2007.

Other Retained Earnings–Targeted Buildup — In addition to the above gains, the Bank holds a targeted amount in other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 or 159 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 and 159 resulting from an adverse interest rate environment. Under this provision of the Retained Earnings and Dividend Policy, each quarter the Bank will retain in restricted retained earnings 10% of earnings, excluding the effects of SFAS 133 and 159, until the amount of restricted retained earnings under this provision of the Retained Earnings and Dividend Policy reaches $296. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $201 at March 31, 2008, and $180 at December 31, 2007.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The Bank repurchased surplus capital stock totaling $97 in the first quarter of 2008 and $330 in the first quarter of 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $21 in the first quarter of 2008 and $474 in the first quarter of 2007.

Excess capital stock totaled $1,765 as of March 31, 2008, which included surplus capital stock of $496. On April 30, 2008, the Bank repurchased $460 of surplus capital stock. The Bank also repurchased $391 of excess capital stock that was not surplus capital stock, including $364 in excess capital stock that was the subject of repurchase requests submitted during the first quarter of 2008 by five members, and $27 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $547 after the April 30, 2008, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Limitation on Issuance of Excess Stock. Finance Board rules limit the ability of an FHLBank to create member excess stock under certain circumstances. An FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At March 31, 2008, the Bank’s excess capital stock totaled $1,765, or 0.5% of total assets.

In addition, the Finance Board’s rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Concentration. The following table represents the concentration in capital stock held by members whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2008, or December 31, 2007.

Concentration of Capital Stock

	March 31, 2008		December 31, 2007
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,964	35%	$4,899	36%
Washington Mutual Bank	2,763	20	2,722	20
Wachovia Mortgage, FSB	1,516	11	1,153	9

Total	$9,243	66%	$8,774	65%

On April 30, 2008, the Bank repurchased $440 in excess capital stock, including $180 in surplus capital stock, from Citibank, N.A. After the repurchase, Citibank, N.A., Washington Mutual Bank, and Wachovia Mortgage, FSB, held 34%, 21%, and 11%, respectively, of the Bank’s total capital stock and mandatorily redeemable capital stock outstanding.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the first quarter of 2008 and 2007.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

Three months ended	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Income/ (Expense) on Economic Hedges(1)	Net Interest Income	Other Income	Other Expense	Income Before Assessments
March 31, 2008	$209	$90	$299	$67	$232	$120	$25	$327
March 31, 2007	180	23	203	(2)	205	12	24	193

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net (loss)/gain on derivatives and hedging activities.”

The following table presents total assets by operating segment at March 31, 2008, and December 31, 2007.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2008	$287,283	$45,197	$332,480
December 31, 2007	284,046	38,400	322,446

Note 9 – Derivatives and Hedging Activities.

Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in other income. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are recorded each period in current earnings.

For more information on the Bank’s use of derivatives and hedging activities, see Note 17 to the Financial Statements in the Bank’s 2007 Form 10-K.

Net (loss)/gain on derivatives and hedging activities for the first quarter of 2008 and 2007 were as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Net gain related to fair value hedge ineffectiveness	$20	$8
Net (loss)/gain on economic hedges	(242)	5
Net interest income/(expense) on derivative instruments used in economic hedges	67	(2)

Net (loss)/gain on derivatives and hedging activities	$(155)	$11

For the first quarter of 2008 and 2007, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2008, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2008, and December 31, 2007.

	March 31, 2008		December 31, 2007
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$157,617	$2,175	$197,193	$864
Economic	143,305	(355)	92,423	61
Interest rate swaptions: Economic	170	3	3,080	21
Interest rate caps, floors, corridors, and/or collars:
Fair value	—	—	3,895	(3)
Economic	3,980	(16)	585	—

Total	$305,072	$1,807	$297,176	$943

Total derivatives excluding accrued interest		$1,807		$943
Accrued interest, net		599		171
Cash collateral held from counterparties – liabilities (1)		(1,323)		(574)

Net derivative balances		$1,083		$540

Derivative assets		$1,206		$642
Derivative liabilities		(123)		(102)

Net derivative balances		$1,083		$540

(1)	Amount represents the receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives are as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Estimated Fair Values of Embedded Derivatives

	March 31, 2008	December 31, 2007
Host contract: Non-callable bonds	$(2)	$3

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements that the Bank has transacted with counterparties for which the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At March 31, 2008, the Bank’s maximum credit risk, as defined above, was estimated at $2,507, including $559 of net accrued interest and fees receivable. At December 31, 2007, the Bank’s maximum credit risk was estimated at $1,195, including $199 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $2,429 and $1,024 as collateral from counterparties as of March 31, 2008, and December 31, 2007, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Note 10 – Fair Values

Fair Value Measurement. The Bank adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Bank uses fair value measurements to record fair value adjustments for certain financial assets and liabilities and to determine fair value disclosures.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, and the price used to measure fair value is an exit price considered from the perspective of the market participant that holds the asset or owes the liability.

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•

Level 1 – Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the Bank’s own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In general, fair values are based on quoted or market list prices in the principal market when they are available. If listed prices or quotes are not available, fair values are based on dealer prices and prices of similar instruments. If dealer prices and prices of similar instruments are not available, fair value is based on internally developed models that use primarily market-based or independently sourced inputs, including interest rate yield curves and option volatilities. Adjustments may be made to fair value measurements to ensure that financial instruments are recorded at fair value.

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of March 31, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

March 31, 2008
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$ 56	$—	$ —	$ 56
Advances(2)	—	24,074	—	—	24,074
Derivative assets	—	4,255	—	(3,049)	1,206

Total assets	$—	$28,385	$—	$(3,049)	$25,336

Liabilities:
Consolidated obligation bonds(3)	$—	$26,706	$—	$ —	$26,706
Derivative liabilities	—	1,850	—	(1,727)	123

Total liabilities	$—	$28,556	$—	$(1,727)	$26,829

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $19,990 of advances recorded under the fair value option in accordance with SFAS 159 and $4,084 of advances recorded at fair value in accordance with SFAS 133.
(3)	Includes $20,141 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 and $6,565 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option in accordance with SFAS 159 or because they were previously carried at fair value.

Trading Securities — The Bank’s trading securities portfolio currently consists of agency MBS investments. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on pricing

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Because quoted prices are not available for these securities, the Bank has primarily relied on market observable inputs and model-based valuation techniques for the fair value measurements, and the Bank generally classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the trading securities are included in the other income section on the Statements of Income.

Advances — Certain advances either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques, such as the present value of future cash flows, creditworthiness of members, advance collateral type, prepayment assumptions, and other factors such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These adjustments are not market observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. In addition, the Bank obtains market observable inputs from derivatives dealers for complex advances. Pursuant to the Finance Board’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market observable, and the Bank generally classifies these advances as Level 2 within the valuation hierarchy.

The contractual interest income on advances is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the advances are included in the other income section on the Statements of Income.

Derivative Assets and Derivative Liabilities — In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, the Bank measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities adjusted for counterparty credit risk, as necessary.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties). In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market observable, and the Bank generally classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The Bank accounts for derivatives in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in other income. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are recorded each period in current earnings. For additional information, see Note 9 to the Financial Statements.

Consolidated Obligation Bonds — Certain consolidated obligation bonds either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. As quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Bank has determined that the CO Curve is based on market observable data. For consolidated obligation bonds with embedded options, the Bank also obtains market observable quotes and inputs from derivative dealers. For example, the Bank uses swaption volatilities as an input.

Adjustments may be necessary to reflect the Bank’s credit quality or the credit quality of the FHLBank System when valuing consolidated obligation bonds measured at fair value. The Bank monitors its own creditworthiness, the creditworthiness of the other 11 FHLBanks, and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of consolidated obligation bonds. The credit ratings of the FHLBank System and any changes to the credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk.

The inputs used in the Bank’s fair value measurement of these consolidated obligation bonds are primarily market observable, and the Bank generally classifies these consolidated obligation bonds as Level 2 within the valuation hierarchy. For complex transactions, market observable inputs may not be available and the inputs are evaluated to determine whether they may result in a Level 3 classification in the fair value hierarchy.

The contractual interest expense on the consolidated obligation bonds is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the consolidated obligation bonds are included in the other income section on the Statements of Income.

Nonrecurring Fair Value Measurements — Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). During the first quarter of 2008, the Bank had no nonrecurring fair value adjustments.

Fair Value Option. The Bank adopted SFAS 159 on January 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Bank elected the fair value option in accordance with SFAS 159 for certain financial instruments on the adoption date.

SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

fair value option has been elected in accordance with SFAS 159 are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.

For more information, see Note 2 to the Financial Statements.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during the first quarter of 2008:

	Three months ended March 31, 2008
	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$15,985	$1,247
New transactions elected for fair value option	5,239	19,897
Maturities and terminations	(1,476)	(1,014)
Net gain on instruments held at fair value	239	(35)
Change in accrued interest	3	46

Balance, end of the period	$19,990	$20,141

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the first quarter of 2008 was not material.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

Three months ended March 31, 2008	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain on Instruments Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$190	$—	$239	$429
Consolidated obligation bonds	—	(68)	35	(33)

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

At March 31, 2008	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances (1)	$19,423	$19,990	$567
Consolidated obligation bonds	20,117	20,141	24

(1)	At March 31, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values. The following tables show the estimated fair values of the Bank’s financial instruments at March 31, 2008, and December 31, 2007. These estimates are based on pertinent information available to the Bank as of March 31, 2008, and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

The assumptions used in estimating the fair values of the Bank’s financial instruments at March 31, 2008, are discussed below. The assumptions used in estimating the fair values of the Bank’s financial instruments at December 31, 2007, are more fully discussed in Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Cash and Due from Banks — The estimated fair value approximates the recorded carrying value.

Interest-Bearing Deposits in Banks, Deposits for Mortgage Loan Program, Securities Purchased Under Agreements to Resell, and Federal Funds Sold — The estimated fair value of these instruments has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Trading and Held-to-Maturity Securities — The estimated fair value of these instruments, including MBS, has been determined by calculating the present value of expected cash flows using market observable inputs as of the last business day of the year excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. Estimates developed using these methods require judgments regarding significant matters such as the appropriate discount rates and prepayment assumptions. Changes in these judgments often have a material effect on the fair value estimates.

Advances — The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Advances” above.

Mortgage Loans Held for Portfolio — The estimated fair value for mortgage loans is modeled prices based on observable market spreads for agency passthrough MBS adjusted for differences in credit, coupon, average loan rate, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable and Other Assets and Liabilities — The estimated fair value approximates the recorded carrying value of accrued interest receivable, accrued interest payable, other assets (except for concessions on consolidated obligations), and other liabilities. Concessions on consolidated obligations have an estimated fair value of zero.

Derivative Assets and Liabilities — The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Derivative Assets and Derivative Liabilities” above.

Deposits and Other Borrowings — For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations — The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Consolidated Obligation Bonds” above.

Mandatorily Redeemable Capital Stock — The fair value of capital subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments — The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at March 31, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – March 31, 2008

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$6	$—	$6
Interest-bearing deposits in banks	14,112	4	14,116
Federal funds sold	19,623	2	19,625
Trading securities	56	—	56
Held-to-maturity securities	43,793	(3,565)	40,228
Advances (includes $19,990 at fair value under the fair value option)	248,425	(21)	248,404
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,025	(63)	3,962
Accrued interest receivable	1,056	—	1,056
Derivative assets(1)	1,206	—	1,206
Other assets	178	(58)	120

Total	$332,480	$(3,701)	$328,779

Liabilities
Deposits	$441	$—	$441
Consolidated obligations:
Bonds (includes $20,141 at fair value under the fair value option)	228,750	(161)	228,911
Discount notes	84,872	(125)	84,997
Mandatorily redeemable capital stock	213	—	213
Accrued interest payable	1,944	—	1,944
Derivative liabilities(1)	123	—	123
Other liabilities	1,798	—	1,798

Total	$318,141	$(286)	$318,427

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of March 31, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $3,565. These net unrealized losses were primarily in MBS and were mainly due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

The Bank performed analyses on most of its non-agency MBS as of March 31, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The Bank reviewed the remaining non-agency MBS for adequate credit enhancements by comparing the securities to model results for similar securities. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of March 31, 2008. Because the decline in the market value of these securities is primarily attributable to illiquidity rather than a deterioration in the fundamental credit quality of these securities, and because the Bank has both the ability and intent to hold these securities to maturity and expects to receive all contractual principal and interest payments on the securities, the Bank has determined that the unrealized losses are temporary.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2007

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Interest-bearing deposits in banks	14,590	—	14,590
Federal funds sold	11,680	—	11,680
Trading securities	58	—	58
Held-to-maturity securities	38,585	(679)	37,906
Advances	251,034	278	251,312
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,132	(62)	4,070
Accrued interest receivable	1,590	—	1,590
Derivative assets(1)	642	—	642
Other assets	130	(55)	75

Total	$322,446	$(518)	$321,928

Liabilities
Deposits	$244	$—	$244
Borrowings	1,055	—	1,055
Consolidated obligations:
Bonds	225,328	(96)	225,424
Discount notes	78,368	(30)	78,398
Mandatorily redeemable capital stock	229	—	229
Accrued interest payable	2,432	—	2,432
Derivative liabilities(1)	102	—	102
Other liabilities	1,061	—	1,061

Total	$308,819	$(126)	$308,945

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,220,431 at March 31, 2008, and $1,189,706 at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $310,759 at March 31, 2008, and $302,949 at December 31, 2007. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $2,004 at March 31, 2008, and $2,648 at December 31, 2007. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank or converted into a collateralized advance to the member. The Bank’s outstanding standby letters of credit were as follows:

	March 31, 2008	December 31, 2007
Outstanding notional	$3,268	$1,204
Original terms	30 days to 10 years	30 days to 10 years
Final expiration year	2018	2017

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $18 at March 31, 2008, and $2 at December 31, 2007. Based on management’s credit analyses of members’

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of March 31, 2008, and December 31, 2007.

The Bank executes interest rate exchange agreements with highly rated major banks and derivatives dealers (derivatives dealer counterparties) that have, or are supported by guarantees from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of March 31, 2008, the Bank had pledged as collateral securities with a carrying value of $52, all of which could be sold or repledged to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2007, the Bank had pledged as collateral securities with a carrying value of $50, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At March 31, 2008, the Bank had committed to the issuance of $4,555 in consolidated obligation bonds, of which $1,100 were hedged with associated interest rate swaps, and $23 in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 in consolidated obligation bonds, of which $400 were hedged with associated interest rate swaps, and $1,500 in consolidated obligation discount notes, of which $1,200 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $4,265 at March 31, 2008, and $4,021 at December 31, 2007.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2008	December 31, 2007
Assets:
Cash and due from banks	$5	$5
Interest-bearing deposits in banks	1,600	1,890
Held-to-maturity securities(1)	2,472	2,903
Advances	175,102	177,141
Mortgage loans held for portfolio	3,100	3,169
Accrued interest receivable	676	1,022
Derivative assets	85	34

Total	$183,040	$186,164

Liabilities:
Deposits	$165	$36
Derivative liabilities	1	10

Total	$166	$46

Notional amount of derivatives	$9,524	$6,701
Letters of credit	1,986	162

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended
	March 31, 2008	March 31, 2007
Interest Income:
Interest-bearing deposits in banks	$16	$—
Federal funds sold	1	13
Held-to-maturity securities	30	36
Advances(1)	1,795	1,676
Mortgage loans held for portfolio	39	43

Total	$1,881	$1,768

Interest Expense:
Deposits	$1	$—
Consolidated obligations(1)	(1)	17

Total	$—	$17

Other Income
Net (loss)/gain on derivatives and hedging activities	$53	$16

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

•	changes in economic and market conditions, including conditions in the mortgage and housing markets;

•	the volatility of market prices, rates, and indices;

•

political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as changes in the Federal Home Loan Bank Act or Finance Board regulations applicable to the FHLBanks;

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the home offices of Bank members;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Quarterly Overview

The tremendous turmoil that the housing and financial markets faced in 2007 continued to have a significant impact on the Federal Home Loan Bank of San Francisco and its members during the first quarter of 2008. The Bank’s business and results of operations are sensitive to the condition of the mortgage markets, as well as to general business and economic conditions. These conditions, which may also affect the business and results of operations of the Bank’s members, include real estate values, short- and long-term interest rates, liquidity in the credit markets, and the strength of the United States economy and the local and regional economies in which the Bank’s members conduct business.

In response to conditions in the financial markets from the third quarter of 2007 through the first quarter of 2008, including events adversely affecting the mortgage and credit markets, the Bank experienced significant growth in its assets. The growth in the Bank’s assets was accompanied by increases in the Bank’s consolidated obligations during this period, primarily short-term discount notes. In addition, the prevailing market conditions, especially the movements in interest rates during this period and the Bank’s lower funding costs relative to the London Interbank Offered Rate (LIBOR), favorably impacted the Bank’s profitability.

All advances the Bank made in the first quarter of 2008 were required to be fully collateralized in accordance with the Bank’s credit and collateral requirements, as in prior periods. The Bank monitors the creditworthiness of its members on an ongoing basis. The Bank also has an extensive process for assigning collateral values and determining how much it will lend against the collateral pledged. In the first quarter of 2008, the Bank reviewed and adjusted its lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during the first quarter of 2008 the Bank increased margins for certain collateral types, increased secondary market discounts, and increased margins for some individual members.

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

The Bank’s dividend rate for the first quarter of 2008 was 5.73% (annualized), compared to 4.89% (annualized) for the first quarter of 2007. The increase in the dividend rate for the first quarter of 2008 compared to the same period in 2007 reflects a higher net interest spread on the Bank’s mortgage portfolio—mortgage loans and mortgage-backed securities (MBS)—and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the first quarter of 2008 compared to the same period in 2007.

Net income for the first quarter of 2008 rose $98 million, or 69%, to $240 million from $142 million in the first quarter of 2007. The increase reflected growth in net interest income and other income, partially offset by increased assessments for the Resolution Funding Corporation (REFCORP) and the Affordable Housing Program (AHP).

Net interest income for the first quarter of 2008 rose $27 million, or 13%, to $232 million from $205 million for the first quarter of 2007. The increase in net interest income was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio, along with the effect of higher average capital, advances, and investment balances. In particular, the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), increased interest income by $9 million in the first quarter of 2008 and decreased interest income by $14 million in the first quarter of 2007.

Other income for the first quarter of 2008 rose $108 million to $120 million from $12 million for the first quarter of 2007. This increase was primarily due to an increase in net interest income on derivative instruments used in economic hedges, which consisted of $67 million for the first quarter of 2008, compared to net interest expense of $2 million for the first quarter of 2007. This shift reflected the abrupt and significant decrease in interest rates that occurred early in the first quarter of 2008, which had a favorable effect on certain LIBOR-based interest rate swaps. In addition, the increase in other income was due to net gains primarily associated with derivatives, hedged items, and financial instruments carried at fair value, which resulted in net gains of $52 million in the first quarter of 2008, compared to net gains of $13 million in the first quarter of 2007.

Nearly all of the Bank’s derivatives and associated hedged instruments, and certain assets and liabilities that are carried at fair value, are held to maturity, call date, or put date. For these financial instruments, net unrealized gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may sell trading securities prior to maturity, which may also result in a realized gain or loss.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains the net unrealized gains on these financial instruments, after REFCORP and AHP assessments, in restricted retained earnings. The Bank retained $39 million in net unrealized gains after assessments in the first quarter of 2008 and $10 million in net unrealized gains after assessments in the first quarter of 2007. As of March 31, 2008, the cumulative effect of these unrealized gains on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value was a net unrealized gain of $91 million, which has been retained in restricted retained earnings.

As a result of the combined increases in net interest income and other income, the Bank’s REFCORP and AHP assessments in the first quarter of 2008 increased $36 million, or 71%, to $87 million from $51 million in the first quarter of 2007.

During the first quarter of 2008, total assets grew $10.0 billion, or 3%, to $332.5 billion at March 31, 2008, from $322.5 billion at December 31, 2007, primarily as a result of growth in investments in Federal funds sold, which increased by $7.9 billion, or 68%, to $19.6 billion at March 31, 2008, from $11.7 billion at December 31, 2007. In addition, investments in held-to-maturity securities increased $5.2 billion, or 13%, to $43.8 billion at March 31, 2008, from $38.6 billion at December 31, 2007. The increases were partially offset by a decrease in advances, which fell $2.6 billion, or 1%, to $248.4 billion at March 31, 2008, from $251.0 billion at December 31, 2007. During the first quarter of 2008, 108 institutions decreased their advances, while 143 institutions increased their advances. The Bank increased its investments in Federal Funds sold to maintain financial leverage until the repurchase of capital stock that had been supporting advances. The Bank increased its investments in held-to-maturity securities because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spreads and credit enhancement requirements in the first quarter of 2008 relative to the first quarter of 2007.

As of March 31, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.7 billion, primarily from non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost. The Bank performed analyses on most of its non-agency MBS as of March 31, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The Bank reviewed the remaining non-agency MBS for adequate credit enhancements by comparing the securities to model results for similar securities. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of March 31, 2008. Because the decline in the market value of these securities is primarily attributable to illiquidity rather than a deterioration in the fundamental credit quality of these securities, and because the Bank has both the ability and intent to hold these securities to maturity and expects to receive all contractual principal and interest payments on the securities, the Bank has determined that the unrealized losses are temporary. The Bank monitors its MBS investments for substantive changes in relevant market conditions and any declines in fair value.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Selected Balance Sheet Items at Quarter End
Total Assets(1)	$332,480	$322,446	$304,111	$234,607	$246,900
Advances	248,425	251,034	236,184	171,019	177,455
Mortgage Loans	4,025	4,132	4,229	4,363	4,505
Held-to-Maturity Securities	43,793	38,585	31,759	30,154	30,120
Interest-Bearing Deposits in Banks	14,112	14,590	14,226	8,306	10,235
Federal Funds Sold	19,623	11,680	15,861	19,062	21,246
Consolidated Obligations:(2)
Bonds	228,750	225,328	219,723	194,305	202,437
Discount Notes	84,872	78,368	68,027	25,361	29,729
Capital Stock – Class B – Putable	14,049	13,403	12,629	9,782	10,898
Total Capital	14,339	13,627	12,794	9,954	11,053

Selected Operating Results for the Quarter
Net Interest Income	$232	$267	$247	$212	$205
Other Income/(Loss)	120	75	(39)	7	12
Other Expense	25	27	24	23	24
Assessments	87	84	49	52	51

Net Income	$240	$231	$135	$144	$142

Selected Other Data for the Quarter
Net Interest Margin	0.29%	0.34%	0.38%	0.37%	0.35%
Operating Expenses as a Percent of Average Assets	0.03	0.03	0.03	0.03	0.03
Return on Assets	0.29	0.29	0.20	0.25	0.24
Return on Equity	6.94	7.02	4.86	5.65	5.40
Annualized Dividend Rate	5.73	5.43	5.26	5.14	4.89
Spread of Dividend Rate to Dividend Benchmark(3)	2.13	1.16	0.73	0.61	0.42
Dividend Payout Ratio(4)	79.28	75.16	105.16	88.61	87.98

Selected Other Data at Quarter End
Capital to Assets Ratio(1),(5)	4.38	4.30	4.24	4.29	4.52
Duration Gap (in months)	4	2	1	1	1

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank has changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank has recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Par amount
March 31, 2008	$1,220,431
December 31, 2007	1,189,706
September 30, 2007	1,148,571
June 30, 2007	970,857
March 31, 2007	951,470

(3)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(4)	This ratio is calculated as dividends declared per share divided by net income per share.
(5)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three months ended March 31, 2008 and 2007, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the first quarter of 2008 compared to the first quarter of 2007. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	March 31, 2008				March 31, 2007
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$15,362		$139	3.64%	$9,044		$119	5.34%
Securities purchased under agreements to resell	—		—	—	345		4	4.70
Federal funds sold	16,133		132	3.29	13,713		180	5.32
Trading securities:
MBS	56		1	7.18	69		1	5.88
Held-to-maturity securities:
MBS	34,109		440	5.19	26,047		325	5.06
Other investments	4,035		38	3.79	3,114		42	5.47
Mortgage loans	4,081		49	4.83	4,565		57	5.06
Advances(1)	247,545		2,584	4.20	183,179		2,425	5.37
Loans to other FHLBanks	18		—	3.28	4		—	5.38

Total interest-earning assets	321,339		3,383	4.23	240,080		3,153	5.33
Other assets(2)	9,770		—	—	3,526		—	—

Total Assets	$331,109		$3,383	4.11%	$243,606		$3,153	5.25%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$223,969		$2,348	4.22%	$202,190		$2,611	5.24%
Discount notes(1)	81,695		790	3.89	25,468		330	5.25
Deposits	1,391		10	2.89	488		6	4.99
Borrowings from other FHLBanks	11		—	0.15	—		—	5.26
Mandatorily redeemable capital stock	216		3	5.73	103		1	4.89
Other borrowings	7		—	3.93	6		—	5.32

Total interest-bearing liabilities	307,289		3,151	4.12	228,255		2,948	5.24
Other liabilities(2)	9,884		—	—	4,696		—	—

Total Liabilities	317,173		3,151	4.00	232,951		2,948	5.13
Total Capital	13,936		—	—	10,655		—	—

Total Liabilities and Capital	$331,109		3,151	3.83%	$243,606		$2,948	4.91%

Net Interest Income			$232				$205

Net Interest Spread(3)				0.11%				0.09%

Net Interest Margin(4)				0.29%				0.35%

Interest-earning Assets/Interest-bearing Liabilities	104.57%				105.18%

Total Average Assets/Capital Ratio(5)	23.4	x			22.6	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements.
(2)	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133) and SFAS 159.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$20	$66	$(46)
Securities purchased under agreements to resell	(4)	(2)	(2)
Federal funds sold	(48)	29	(77)
Held-to-maturity securities:
MBS	115	106	9
Other Investments	(4)	11	(15)
Mortgage loans	(8)	(6)	(2)
Advances(2)	159	756	(597)

Total interest-earning assets	230	960	(730)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(263)	272	(535)
Discount notes(2)	460	566	(106)
Deposits	4	7	(3)
Other borrowings	2	2	—

Total interest-bearing liabilities	203	847	(644)

Net interest income	$27	$113	$(86)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 29 basis points for the first quarter of 2008, 6 basis points lower than the net interest margin for the first quarter of 2007, which was 35 basis points. The decrease reflects a lower yield on invested capital due to the lower interest rate environment, partially offset by higher profit spreads on the combined mortgage loan and MBS portfolio, a higher net interest spread on non-MBS investments—interest-bearing deposits in banks, Federal funds sold and other non-MBS investments classified as held-to-maturity—and a higher net interest spread on advances made to members during the first quarter of 2008 compared to the first quarter of 2007.

The net interest spread was 11 basis points for the first quarter of 2008, 2 basis points higher than the net interest spread for the first quarter of 2007, which was 9 basis points. The increase reflected a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on non-MBS investments and new advances, which were driven primarily by lower funding costs relative to LIBOR during the first quarter of 2008, as events adversely affecting the financial markets led to higher demand for FHLBank consolidated obligations. The increase also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91. These increases were partially offset by a lower net interest spread on the Bank’s mortgage portfolio.

Net Interest Income

Net interest income in the first quarter of 2008 was $232 million, a 13% increase from $205 million in the first quarter of 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average advances balances. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income on non-MBS investments—interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold, and other non-MBS investments classified as held-to-maturity—decreased $36 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease consisted of a $140 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $104 million increase attributable to a 36% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $107 million in the first quarter of 2008 compared to the first quarter of 2007. The increase consisted of a $9 million increase attributable to higher average yields on MBS investments and a $106 million increase attributable to a 31% increase in average MBS outstanding, partially offset by a $6 million decrease attributable to an 11% decrease in average mortgage loans outstanding and a $2 million decrease attributable to lower average yields on mortgage loans. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which increased interest income by $9 million in the first quarter of 2008 and decreased interest income by $14 million in the first quarter of 2007.

Interest income from advances increased $159 million in the first quarter of 2008 compared to the first quarter of 2007. The increase consisted of a $756 million increase attributable to a 35% increase in average advances outstanding, reflecting higher member demand during the first quarter of 2008 relative to the first quarter of 2007, partially offset by a $597 million decrease attributable to lower average yields.

Paralleling the growth in interest-earning assets, average consolidated obligations (bonds and discount notes) funding the earning assets increased 34%, resulting in a $197 million increase in interest expense for the first quarter of 2008 relative to the first quarter of 2007. Higher average consolidated obligation balances, which were issued primarily to finance the growth in advances, contributed $838 million to the increase in interest expense during the first quarter of 2008 relative to the first quarter of 2007. Lower interest rates on consolidated obligations outstanding in the first quarter of 2008 compared to the first quarter of 2007 partially offset the increased volume with a $641 million decrease in interest expense.

The growth in average interest-earning assets and net interest income during the first quarter of 2008 compared to the first quarter of 2007 was driven primarily by higher member demand for advances in the second half of 2007. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other Income

Other income was a net gain of $120 million in the first quarter of 2008 compared to a net gain of $12 million in the first quarter of 2007. The net gain in the first quarter of 2008 consisted primarily of net unrealized fair value gains associated with assets and liabilities carried at fair value in accordance with the provisions of SFAS 159 and net interest income on derivative instruments used in economic hedges, partially offset by net unrealized losses associated with derivatives and hedging activities under the provisions of SFAS 133.

Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at its estimated value so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recognized in current period earnings without any offsetting unrealized loss or gain from the associated asset or liability.

Under SFAS 159, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank recognizes the unrealized gains and losses on these assets and liabilities in current period earnings. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

In general, the Bank’s derivatives and associated hedged instruments, and certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. Therefore, for these financial instruments, nearly all of the cumulative net gains and losses that are unrealized gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms of the hedged financial instrument, associated interest rate exchange agreement, or financial instrument carried at fair value. However, the Bank may have instances in which these instruments are terminated prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related income volatility during the first quarter of 2008 was primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate from 4.25% to 2.25% during the first quarter of 2008, and (ii) the changes in consolidated obligation rate levels, consolidated obligation spreads to LIBOR, and swap volatilities during the first quarter of 2008. The positive fair value impact from the declining market rates experienced in the first quarter of 2008 is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. The positive impacts from the spread and volatility changes in 2008 are also expected generally to reverse, as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional unrealized gains, but these unrealized gains, if any, would generally be expected to reverse in the manner described above.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Net Gain on Instruments Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were net gains of $274 million for the first quarter of 2008. The $274 million net gains, primarily driven by the sharp decline in interest rates during the first quarter of 2008, consisted of $239 million in unrealized fair value gains on $20.0 billion of advances carried at fair value and $35 million in unrealized fair value gains on $20.1 billion of consolidated obligation bonds carried at fair value.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the first quarter of 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

(In millions)	Three months ended
	March 31, 2008					March 31, 2007
Hedged Item	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges			Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges

Advances	$(5)	$—	$(288)	$(1)	$(294)	$(1)	$—	$(1)	$1	$(1)
Consolidated obligations	25	—	46	68	139	9	—	6	(3)	12
MBS	—	—	—	—	—	—	—	—	—	—

Total	$20	$—	$(242)	$67	$(155)	$8	$—	$5	$(2)	$11

During the first quarter of 2008, net losses on derivatives and hedging activities totaled $155 million compared to net gains of $11 million in the first quarter of 2007. These amounts included net interest income on derivative instruments used in economic hedges of $67 million in the first quarter of 2008, compared to net interest expense on derivative instruments used in economic hedges of $2 million in the first quarter of 2007. The increase in net interest income on derivative instruments used in economic hedges was primarily due to the abrupt and significant decrease in interest rates that occurred early in the first quarter of 2008, which had a favorable effect on certain LIBOR-based interest rate swaps.

Excluding the $67 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first quarter of 2008 totaled $222 million. The $222 million net losses, primarily attributable to the sharp decline in interest rates during the first quarter of 2008, consisted of unrealized net losses of $293 million attributable to the hedges related to advances, partially offset by unrealized net gains of $71 million attributable to the hedges related to consolidated obligations. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159.

Excluding the $2 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2007 totaled $13 million. The $13 million net gains consisted primarily of unrealized net gains of $15 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net losses of $2 million attributable to the hedges related to advances.

Return on Equity

Return on equity (ROE) was 6.94% (annualized) for the first quarter of 2008, an increase of 154 basis points from the first quarter of 2007. This increase reflected the 69% increase in net income, to $240 million in the first quarter of 2008 from $142 million in the first quarter of 2007. The growth in net income more than kept pace with the growth in average capital, which increased 31%, to $13.9 billion in the first quarter of 2008 from $10.7 billion in the first quarter of 2007.

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

The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2008, advances maturing within five years totaled $236.4 billion, significantly in excess of the $0.4 billion of member deposits on that date. At December 31, 2007, advances maturing within five years totaled $242.5 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of March 31, 2008, and December 31, 2007, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133, 157, and 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net unrealized gains resulting from the transition impact of adopting SFAS 157 and SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $91 million at March 31, 2008, and $47 million at December 31, 2007.

Other Retained Earnings – Targeted Buildup – In addition to the above gains, the Bank holds a targeted amount in other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 or 159 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 and 159 resulting from an adverse interest rate environment. Under this provision of the Retained Earnings and Dividend Policy, each quarter the Bank will retain in restricted retained earnings 10% of earnings, excluding the effects of SFAS 133 and 159, until the amount of restricted retained earnings under this provision of the Retained Earnings and Dividend Policy reaches $296 million. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $201 million at March 31, 2008, and $180 million at December 31, 2007. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target by the end of 2009.

Dividend Paid – The Bank’s dividend rate increased to 5.73% (annualized) for the first quarter of 2008 from 4.89% (annualized) in the first quarter of 2007. The spread between the dividend rate and the dividend benchmark increased to 2.13% for the first quarter of 2008 from 0.42% for the first quarter of 2007. These increases reflect a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the first quarter of 2008 compared to the same period in 2007. The higher spread between the dividend rate and the dividend benchmark also reflects a decrease in the dividend benchmark, resulting from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate during the third and fourth quarters of 2007 and the first quarter of 2008.

The increase in the dividend rate and the increase in the spread between the dividend rate and the dividend benchmark were also partially offset by an increase in the amount of earnings that the Bank retained to build its retained earnings to a targeted amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy. The amounts retained in accordance with this provision of the Retained Earnings and Dividend Policy totaled $21 million in the first quarter of 2008 and $14 million in the first quarter of 2007. These retained amounts represented 10% of the Bank’s earnings in the applicable period, excluding the effects of SFAS 133 and 159, and reduced the annualized dividend rate by 63 basis points in the first quarter of 2008 and by 54 basis points in the first quarter of 2007.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2007 to 2006 – Dividends” in the Bank’s 2007 Form 10-K.

Financial Condition

Total assets were $332.5 billion at March 31, 2008, a 3% increase from $322.5 billion at December 31, 2007, reflecting increases in Federal funds sold and held-to-maturity securities during the first quarter of 2008. Average total assets were $331.1 billion for the first quarter of 2008, a 36% increase compared to $243.6 billion for the first quarter of 2007.

Total liabilities were $318.1 billion at March 31, 2008, a 3.4% increase from $308.8 billion at December 31, 2007, reflecting increases in consolidated obligations outstanding from $303.7 billion at December 31, 2007, to $313.6 billion at March 31, 2008. The increase in consolidated obligations outstanding paralleled the increase in assets during the first quarter of 2008. Average total liabilities were $317.2 billion for the first quarter of 2008, a 36% increase compared to $233.0 billion for the first quarter of 2007. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $305.7 billion in the first quarter of 2008 and $227.7 billion in the first quarter of 2007.

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,220.4 billion at March 31, 2008, and $1,189.7 billion at December 31, 2007.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to maintain higher levels of capital, among other requirements. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions at other FHLBanks.

As of March 31, 2008, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of March 31, 2008, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, and two FHLBanks a long-term credit rating of AA+. As of March 31, 2008, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2008, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment increased to $287.3 billion (86% of total assets) at March 31, 2008, from $284.0 billion (88% of total assets) at December 31, 2007, representing an increase of $3.3 billion, or 1%. The increase was primarily in Federal funds sold, partially offset by lower demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $209 million in the first quarter of 2008, an increase of $29 million, or 16%, compared to $180 million in the first quarter of 2007.

Adjusted net interest income for this segment represented 70% and 89% of total adjusted net interest income for the first quarter of 2008 and 2007, respectively.

Advances – Advances outstanding decreased by $2.6 billion, or 1%, to $248.4 billion at March 31, 2008, from $251.0 billion at December 31, 2007. The decrease reflects a $11.3 billion decrease in fixed rate advances and a $1.4 billion decrease in variable rate overnight advances, partially offset by a $9.0 billion increase in adjustable rate advances.

Advances outstanding to the Bank’s three largest members totaled $171.9 billion at March 31, 2008, a net decrease of $2.1 billion from $174.0 billion at December 31, 2007. Of this decrease, $9.9 billion was attributable to lower advance borrowings by the Bank’s two largest members, partially offset by a $7.8 billion increase in advances to the Bank’s third largest member. The remaining decrease reflected decreases in advances outstanding to other members of varying asset sizes and charter types. In total, 108 institutions decreased their advances during the first quarter of 2008, while 143 institutions increased their advances.

Average advances were $247.5 billion in the first quarter of 2008, a 35% increase from $183.2 billion in the first quarter of 2007. Members increased advances for various reasons, including increases in the cost of alternative funding sources, as well as limited availability of liquidity from other sources.

Advances outstanding at March 31, 2008, included unrealized gains of $1.7 billion, of which $1.2 billion represented unrealized gains on advances hedged in accordance with SFAS 133 and $567 million represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2007, included unrealized gains of $604 million, all of which represented unrealized gains on advances hedged in accordance with SFAS 133. The overall increase in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2007, to March 31, 2008, was primarily attributable to lower short- to intermediate-term advance rates during the first quarter of 2008.

The components of the advances portfolio at March 31, 2008, and December 31, 2007, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	March 31, 2008	December 31, 2007
Standard advances:
Adjustable – LIBOR	$140,804	$130,847
Adjustable – other indices	4,213	4,723
Fixed	79,375	94,339
Daily variable rate	2,859	4,224

Subtotal	227,251	234,133

Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	20
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	3,900	4,400
Fixed – amortizing	650	666
Fixed with PPS(1)	9,124	4,573
Fixed – callable at member’s option	999	1,813
Fixed – putable at Bank’s option	3,956	4,081
Fixed – putable at Bank’s option with PPS(1)	778	728

Subtotal	19,427	16,281

Total par value	246,678	250,414
SFAS 133 valuation adjustments	1,166	604
SFAS 159 valuation adjustments	567	—
Net unamortized premiums	14	16

Total	$248,425	$251,034

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $36.6 billion as of March 31, 2008, an increase of $5.8 billion, or 19%, from $30.8 billion as of December 31, 2007. During the first quarter of 2008, Federal funds sold increased $7.9 billion, while commercial paper decreased $1.6 billion, and interest-bearing deposits in banks decreased $0.5 billion. The Bank increased its non-MBS investments to maintain financial leverage until the repurchase of capital stock on April 30, 2008. For more information on the repurchase of capital stock, see Note 7 to the Financial Statements.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business increased $2.5 billion, or 1%, from $270.4 billion at December 31, 2007, to $272.9 billion at March 31, 2008, primarily to maintain financial leverage until the repurchase of capital stock on April 30, 2008. For more information on the repurchase of capital stock, see Note 7 to the Financial Statements. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At March 31 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $291.5 billion, of which $67.0 billion were hedging advances and $224.5 billion were hedging consolidated obligations. At December 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $288.9 billion, of which $62.6 billion were hedging advances and $226.3 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Reserve Board, through its Federal Open Market Committee, kept the Federal funds rate unchanged during the first and second quarters of 2007 at 5.25%. On September 18, 2007, the Federal Open Market Committee reduced its Federal funds rate target for the first time in four years from 5.25% to 4.75%. In anticipation of further slowing in economic activity, on October 31, 2007, December 11, 2007, January 22, 2008, January 30, 2008, and March 18, 2008, the Federal Open Market Committee lowered its target for the Federal funds rate a total of 250 basis points to 2.25%. Both short-term and long-term U.S. Treasury securities rates generally followed this downward trend in the Federal funds rate. The following table provides selected market interest rates as of the dates shown.

Market Instrument	March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
Federal Reserve target rate for overnight Federal funds	2.25%	4.25%	5.25%	5.25%
3-month Treasury bill	1.34	3.24	5.03	5.01
3-month LIBOR	2.69	4.70	5.35	5.36
2-year Treasury note	1.60	3.06	4.58	4.81
5-year Treasury note	2.45	3.46	4.54	4.69

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes were lower in the first quarter of 2008 than in the first quarter of 2007, reflecting a “flight to quality” premium associated with GSE debt that began during the second half of 2007 and continued through the first quarter of 2008.

The average relative cost of FHLBank System discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first quarter of 2008 compared to the first quarter of 2007, reflecting strong investor demand for short-term GSE debt. The average relative cost of FHLBank System consolidated obligation bonds issued in the first quarter of 2008, however, was marginally higher than the cost of comparable bonds issued in the first quarter of 2007 due to increased issuance volume.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first quarter of 2008 and 2007.

	Spread of average cost of consolidated obligations to LIBOR for the three months ended
(In basis points)	March 31, 2008	March 31, 2007
Consolidated obligation auctioned and negotiated bonds	–16.1	–18.0
Consolidated obligation auctioned discount notes	–39.8	–14.5

At March 31, 2008, the Bank had $121.6 billion of swapped non-callable bonds and $23.1 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 63% of the Bank’s total consolidated obligation bonds outstanding at March 31, 2008. At December 31, 2007, the Bank had $119.3 billion of swapped non-callable bonds and $38.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2007.

These swapped callable and non-callable bonds are used in part to fund the Bank’s advances portfolio. In general, the Bank does not match-fund advances with consolidated obligations. Instead, the Bank uses interest rate exchange agreements, in effect, to convert the advances to floating rate LIBOR-indexed assets (except overnight advances and adjustable rate advances that are already indexed to LIBOR) and, in effect, to convert the consolidated obligation bonds to floating rate LIBOR-indexed liabilities.

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

At March 31, 2008, assets associated with this segment were $45.2 billion (14% of total assets), an increase of $6.8 billion, or 18%, from $38.4 billion at December 31, 2007 (12% of total assets). The increase was due to higher investments in MBS, which grew $6.9 billion to $40.9 billion at March 31, 2008, from $34.0 billion at December 31, 2007, partially offset by lower mortgage loan balances, which decreased $0.1 billion to $4.0 billion at March 31, 2008, from $4.1 billion at December 31, 2007.

In the first quarter of 2008, average MBS investments increased $8.0 billion to $34.1 billion compared to $26.1 billion in the first quarter of 2007 because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spreads and credit enhancement requirements in the first quarter of 2008 relative to the first quarter of 2007.

Average mortgage loans decreased $0.4 billion to $4.1 billion in the first quarter of 2008 from $4.5 billion in the first quarter of 2007.

Adjusted net interest income for this segment was $90 million in the first quarter of 2008, an increase of $67 million, or 291%, from $23 million in the first quarter of 2007. The increase was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. The wider market spreads on MBS that have been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans. The increase also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased adjusted net interest income by $9 million in the first quarter of 2008 and decreased adjusted net interest income by $14 million in the first quarter of 2007.

Adjusted net interest income for this segment represented 30% and 11% of total adjusted net interest income for the first quarter of 2008 and 2007, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members from 2002 to 2006. Under the program, participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate and prepayment risks of the loans. The Bank and the member that sold the loans share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2007 Form 10-K.

At March 31, 2008, and December 31, 2007, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2007 Form 10-K. Mortgage loan balances at March 31, 2008, and December 31, 2007, were as follows:

(In millions)	March 31, 2008	December 31, 2007
MPF Plus	$3,674	$3,768
Original MPF	369	382

Subtotal	4,043	4,150
Unamortized premiums	—	2
Unamortized discounts	(17)	(19)

Mortgage loans held for portfolio	4,026	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$4,025	$4,132

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $0.9 million at March 31, 2008, and $0.9 million at December 31, 2007. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2007 Form 10-K.

At March 31, 2008, the Bank had 57 loans totaling $6 million classified as nonaccrual or impaired. Thirty-seven of these loans totaling $4 million were in foreclosure or bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 million classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $40.9 billion, or 281% of Bank capital (as defined by the Finance Board), at March 31, 2008, compared to $34.0 billion, or 246% of Bank capital, at December 31, 2007. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements during the first quarter of 2008. All MBS purchases during the first quarter of 2008 were agency or AAA-rated non-agency MBS. All non-agency MBS purchases were backed by agency bonds.

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

On March 24, 2008, the Finance Board authorized the FHLBanks to increase their purchases of MBS by increasing the regulatory limit on MBS purchases from 300% of capital to 600% of capital. The Finance Board requires an FHLBank to provide prior notification of its first acquisition under the temporary authority and include in its notification a description of the risk management principles underlying its purchases and an updated retained earnings analysis. The temporary authority is limited to MBS issued or backed by pools of mortgages guaranteed by Fannie Mae or Freddie Mac, including collateralized mortgage obligations or real estate mortgage investment conduits backed by the MBS. Furthermore, the temporary authority is limited to MBS backed by mortgage loans originated after January 1, 2008, and underwritten to conform to the standards imposed by the federal banking regulators on non-traditional and subprime mortgages in 2006 and 2007. The temporary authority expires on March 31, 2010. The Bank is currently reviewing the temporary authority and has not yet determined the effect, if any, the temporary authority may have on the results of operations or financial condition of the Bank.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $6.8 billion, or 18%, from $38.4 billion at December 31, 2007, to $45.2 billion at March 31, 2008, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At March 31, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $13.5 billion, most of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At March 31, 2008, $13.0 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps, options to enter into interest rate swaps (swaptions), interest rate cap, floor, corridor and collar agreements, and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2007 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of March 31, 2008, and December 31, 2007.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2008	December 31, 2007
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$40,800	$42,155
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	—	1,787
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	—	4,439
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	—	3,895
Subtotal Fair Value Hedges			40,800	52,276
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,470	2,370
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	175
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	4,063	4,573
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	15,567	2,715
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Economic Hedge(1)	3,920	525
Subtotal Economic Hedges(1)			26,170	10,358
Total			66,970	62,634
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	94,690	111,307
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	4,905	2,734

(In millions)

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2008	December 31, 2007
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	26,255	7,330
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	50,887	48,236
Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	170	3,080
Subtotal Economic Hedges(1)			82,217	61,380
Total			176,907	172,687
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	22,127	37,505
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	926	877
Total			23,053	38,382
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	3,555	2,672
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	33,410	19,523
Total			36,965	22,195
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	27	28
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	1,090	1,190
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	60	60
Total			1,150	1,250
Total Notional Amount			$305,072	$297,176

(1)	Economic hedges are derivatives that are matched to balance sheet instruments for which the Bank has elected the fair value option in accordance with SFAS 159 or balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under SFAS 133.

At March 31, 2008, the total notional amount of interest rate exchange agreements outstanding was $305.1 billion, compared with $297.2 billion at December 31, 2007. The $7.9 billion increase in the notional amount of derivatives during the first three months of 2008 was primarily due to a net $4.3 billion increase in interest rate exchange agreements hedging the market risk of fixed rate advances and a net $3.6 billion increase in interest rate exchange agreements hedging various types of consolidated obligations to fund advances growth. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflects the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains/(losses) from the related hedged items, and estimated fair value gains/(losses) from financial instruments carried at fair value by product and type of accounting treatment as of March 31, 2008, and December 31, 2007.

(In millions)

March 31, 2008

	Notional Amount	Derivatives	Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$40,800	$(1,163)	$1,166	$—	$3
Non-callable bonds	94,690	2,985	(3,023)	—	(38)
Callable bonds	22,127	353	(370)	—	(17)

Subtotal	157,617	2,175	(2,227)	—	(52)

Not qualifying for hedge accounting (economic hedges):
Advances	26,170	(506)	—	470	(36)
Non-callable bonds	81,708	92	—	26	118
Non-callable bonds with embedded derivatives	509	2	—	—	2
Callable bonds	926	7	—	11	18
Discount notes	36,965	38	—	—	38
MBS – trading	27	(1)	—	—	(1)
Intermediated	1,150	—	—	—	—

Subtotal	147,455	(368)	—	507	139

Total excluding accrued interest	305,072	1,807	(2,227)	507	87
Accrued interest	—	599	(1,280)	36	(645)

Total	$305,072	$2,406	$(3,507)	$543	$(558)

December 31, 2007

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$52,276	$(595)	$604	$9
Non-callable bonds	111,307	1,353	(1,405)	(52)
Callable bonds	37,505	103	(128)	(25)

Subtotal	201,088	861	(929)	(68)

Not qualifying for hedge accounting (economic hedges):
Advances	10,358	(5)	—	(5)
Non-callable bonds	60,171	80	—	80
Non-callable bonds with embedded derivatives	1,209	(3)	—	(3)
Callable bonds	877	(3)	—	(3)
Discount notes	22,195	13	—	13
MBS – trading	28	—	—	—
Intermediated	1,250	—	—	—

Subtotal	96,088	82	—	82

Total excluding accrued interest	297,176	943	(929)	14
Accrued interest	—	171	(1,650)	(1,479)

Total	$297,176	$1,114	$(2,579)	$(1,465)

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives are as follows:

Estimated Fair Values of Embedded Derivatives

(In millions)	March 31, 2008	December 31, 2007
Host contract: Non-callable bonds	$(2)	$3

Because the periodic and cumulative net unrealized gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value are primarily a matter of timing, the unrealized gains or losses will generally reverse over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related income volatility during the first quarter of 2008 was primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate from 4.25% to 2.25% during the first quarter of 2008, and (ii) the changes in consolidated obligation rate levels, consolidated obligation spreads to LIBOR, and swap volatilities during the first quarter of 2008. The positive impact from the declining market rates experienced in the first quarter of 2008 is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. The positive impacts from the spread and volatility changes in 2008 are also expected generally to reverse, as spreads and volatilities revert to the market conditions that existed prior to August 2007 or over the remaining lives of the affected interest rate exchange agreements or hedged financial instruments. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional unrealized gains, but these unrealized gains, if any, would generally be expected to reverse in the manner described above.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

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

For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties.

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

Credit Exposure to Derivatives Counterparties

(In millions)

March 31, 2008

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$261,131	$2,142	$2,040	$102
A	42,952	363	346	17
BBB	414	—	—	—

Subtotal	304,497	2,505	2,386	119
Member institutions(2)	575	2	2	—

Total derivatives	$305,072	$2,507	$2,388	$119

December 31, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$251,497	$1,040	$843	$197
A	45,054	151	131	20

Subtotal	296,551	1,191	974	217
Member institutions(2)	625	4	4	—

Total derivatives	$297,176	$1,195	$978	$217

(1)	Includes notional amounts of derivatives contracts outstanding totaling $3.0 billion at March 31, 2008, and $1.6 billion at December 31, 2007, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At March 31, 2008, the Bank had a total of $305.1 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$304.5 billion represented notional amounts of derivatives contracts outstanding with 22 derivatives dealer counterparties. Seven of these counterparties made up 75% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 18% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $40.5 billion of derivatives outstanding at March 31, 2008, were affiliates of members, and one counterparty, with $3.0 billion outstanding at March 31, 2008, was a member of the Bank.

•

$575 million represented notional amounts of derivatives contracts with four non-derivatives dealer member counterparties. The Bank entered into this $575 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at March 31, 2008, was $2.5 billion, which consisted of:

•

$2.5 billion of gross credit exposure on open derivatives contracts with 17 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure totaled $119 million.

•

$2 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with four- non-derivatives dealer member counterparties, all of which was secured with eligible collateral.

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

•

$625 million represented notional amounts of derivatives contracts with five non-derivatives dealer member counterparties. The Bank entered into this $625 million notional amount of derivatives as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $2.5 billion at March 31, 2008, and $1.2 billion at December 31, 2007. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure grew $1.3 billion from December 31, 2007, to March 31, 2008. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2007, to March 31, 2008, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased.

The notional amount of derivatives contracts outstanding with derivatives dealer counterparties increased $7.9 billion from December 31, 2007, to March 31, 2008. The increase was primarily due to a $4.3 billion increase in interest rate exchange agreements hedging the market risk of fixed rate advances and a net $3.6 billion increase in interest rate exchange agreements hedging various types of consolidated obligations to fund advances growth. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflects the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFSA 133 to an economic hedge classification under SFAS 159. An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2008, and December 31, 2007.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2008		December 31, 2007
Derivatives Counterparty	Credit Rating	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
JPMorgan Chase Bank, N.A.	AA	$54,189	18%	$50,066	17%
Deutsche Bank AG	AA	46,933	16	44,600	15
Barclays Bank PLC	AA	37,959	12	33,427	11

Subtotal		139,081	46	128,093	43
Others		165,991	54	169,083	57

Total		$305,072	100%	$297,176	100%

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first three months of 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following March 31, 2008, and December 31, 2007. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2008		As of December 31, 2007
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$2,004	$2,004	$648	$2,648
Commitments to purchase investments	—	1,458	—	755
Maturing member term deposits	46	68	—	10
Borrowings	—	—	1,055	1,055
Discount note and bond maturities and expected exercises of bond call options	8,496	72,702	4,710	82,102

Subtotal obligations	10,546	76,232	6,413	86,570

Sources of available funds:
Maturing investments	12,719	33,745	6,211	29,958
Proceeds from scheduled settlements of discount notes and bonds	3,913	4,578	2,265	2,355
Maturing advances and scheduled prepayments	8,880	45,899	7,688	60,999

Subtotal sources	25,512	84,222	16,164	93,312

Net funds available	$14,966	$7,990	$9,751	$6,742

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$27,595	$—	$28,278
Housing finance agency bonds	—	707	—	737
Marketable money market investments	14,187	—	16,494	—

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2007 Form 10-K.

Capital

Total capital as of March 31, 2008, was $14.3 billion, a 5% increase from $13.6 billion as of December 31, 2007. The increase primarily reflects additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2008, and December 31, 2007. During the first quarter of 2008, the Bank’s required risk-based capital increased from $1.6 billion at December 31, 2007, to $4.9 billion at March 31, 2008. The increase was due to higher market risk capital requirements, reflecting the impact of unrealized losses on the Bank’s MBS investment portfolio.

Regulatory Capital Requirements

	March 31, 2008		December 31, 2007
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,925	$14,554	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.38%	4.00%	4.30%
Total regulatory capital	$13,299	$14,554	$12,898	$13,859
Leverage ratio	5.00%	6.57%	5.00%	6.45%
Leverage capital	$16,624	$21,831	$16,122	$20,789

The Bank’s capital requirements are more fully discussed in the Bank’s 2007 Form 10-K in Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2007 Form 10-K.

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. Creditworthiness is determined and periodically assessed using the financial information provided by the member, quarterly financial reports filed by members with their primary regulators, regulatory examination reports and known regulatory enforcement actions, and public information. The Bank assigns a value to the collateral pledged to the Bank and conducts periodic collateral field reviews to establish the amount it will lend against each collateral type for each member, known as the “borrowing capacity.” The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities include a margin that incorporates components for estimates of value, secondary market discounts for credit attributes and defects that address prime, Alt-A, and subprime characteristics, potential risks and estimated costs to liquidate, and the risk of a decline in the fair value of the collateral. The Bank reviews the secondary market discounts regularly and may adjust them at any time as market conditions change.

As discussed in the Bank’s 2007 Form 10-K, the Bank holds a security interest in subprime residential mortgage loans pledged as collateral. At March 31, 2008, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K. In addition, the Bank prohibits the purchase of MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition – Segment Information – Mortgage-Related Business – MBS Investments” in the Bank’s 2007 Form 10-K.

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of March 31, 2008, and December 31, 2007. Most of the credit outstanding and collateral borrowing capacity are with members that have the Bank’s top three credit quality ratings. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns to each member an internal rating from one to ten, with one as the highest rating. Changes in the number of members in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality ratings of current members based on the analysis discussed above.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

March 31, 2008

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	227	184	$179,110	$241,075	74%
4-6	172	117	70,655	107,085	66
7-10	9	5	975	1,259	77

Total	408	306	$250,740	$349,419	72%

December 31, 2007

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	211	$180,972	$262,657	69%
4-6	133	88	69,413	82,218	84
7-10	7	3	1,211	1,567	77

Total	405	302	$251,596	$346,442	73%

(1)	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank’s investments include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. On January 18, 2008, $106 million of housing agency bonds issued by the California Housing Finance Agency and insured by Ambac Assurance Corporation (Ambac) were downgraded from AAA to AA as a result of a downgrade of Ambac’s financial strength rating to AA by Fitch Ratings. On April 7, 2008, $408 million of housing agency bonds issued by the California Housing Finance Agency and insured by MBIA Insurance Corporation (MBIA) were downgraded from AAA to AA as a result of a downgrade of MBIA’s financial strength rating to AA by Fitch Ratings. Based on information obtained from the rating agencies, the Bank’s California Housing Finance Agency bonds are AA- rated without considering the bond insurance. The Bank expects to receive all future contractual principal and interest payments on these investments.

In addition, the Bank’s investments include AAA-rated non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. At March 31, 2008, 45% of the carrying value of the Bank’s MBS portfolio was labeled Alt-A by the issuer. The following table details the par amount of the Alt-A securities as of March 31, 2008, by year of issuance, with the currently available credit enhancement securing the credit risk. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the security will take a loss. The calculated average credit enhancement amount is a dollar-weighted average of all the MBS in each category shown.

(Dollars in millions)
Year of Issuance:	Par Amount	Average Credit Enhancement
2003 and earlier	$754	17.19%
2004	1,573	16.51
2005	7,569	17.77
2006	2,260	24.56
2007	5,670	32.80
2008	447	31.89

Total	$18,273	23.49%

As of May 7, 2008, all of the Bank’s Alt-A MBS were rated AAA, and none had been downgraded. However, since the end of 2007 through May 7, 2008, approximately $1.1 billion, or 6%, of the Bank’s Alt-A MBS had been placed on negative watch by Moody’s Investors Service and Fitch Ratings for potential downgrades in the future.

As of March 31, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.7 billion, primarily from non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

When an individual investment security’s fair value falls below its amortized cost basis, the Bank evaluates whether the decline is other-than-temporary. The Bank would recognize an other-than-temporary impairment if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and if the fair value of the investment security is less than its amortized cost. The Bank also considers several qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, the length of time and extent that fair value has been less than the amortized cost, and the Bank’s ability to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it is probable that it will collect all of the contractual principal and interest payments of the security. For these securities, the Bank tests the credit enhancement associated with each security to determine whether it is sufficient to protect against losses of principal and interest on the underlying mortgage loans. The Bank’s testing included performing analyses on most of its non-agency MBS as of March 31, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The Bank reviewed the remaining non-agency MBS for adequate credit enhancements by comparing the securities to model results for similar securities. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of March 31, 2008. Because the decline in the market value of these securities is primarily attributable to illiquidity rather than a deterioration in the fundamental credit quality of these securities, and because the Bank has both the ability and intent to hold these securities to maturity and expects to receive all contractual principal and interest payments on the securities, the Bank has determined that the unrealized losses are temporary. The Bank monitors its MBS investments for substantive changes in relevant market conditions and any declines in fair value.

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of other-than-temporary impairment. These projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2007 Form 10-K.

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

In the Bank’s 2007 Form 10-K, the following accounting policies and estimates have been identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading, derivatives and hedged items carried at fair value in accordance with SFAS 133, and financial instruments elected under SFAS 159 to be carried at fair value; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

Any significant changes in the judgments and assumptions made during the first quarter of 2008 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2007 Form 10-K and in Note 10 to the Financial Statements.

Fair Value Measurements. The Bank adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value, effective January 1, 2008. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Bank uses fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Since fair value is a market-based measurement, the price used to measure fair value is an exit price considered from the perspective of a market participant that holds the asset or owes the liability.

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs into valuation technique used to measure fair value. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•

Level 1 – Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the Bank’s own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The use of fair value to measure the Bank’s financial instruments is fundamental to the Bank’s financial statements and is a critical accounting estimate because a significant portion of the Bank’s assets and liabilities are carried at fair value.

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of March 31, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, the fair values of these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs and assumptions that are observable in the marketplace or can be substantially derived from observable market data.

The Bank currently does not have assets and liabilities carried at fair value that are categorized within Level 3 of the fair value hierarchy. The Bank monitors and evaluates the inputs into its fair value measurements to ensure that the asset or liability is properly categorized in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Because items classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves a higher degree of management judgment and assumptions.

The assumptions and judgment applied by management may have a significant effect on the Bank’s estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See Note 10 to the Financial Statements for further information regarding SFAS 157, including the classification within the fair value hierarchy of all the Bank’s assets and liabilities carried at fair value as of March 31, 2008.

The Bank employs internal control processes to validate the fair value of its financial instruments. These control processes are designed to ensure that the fair value measurements used for financial reporting are based on observable inputs wherever possible. In the event that observable market-based inputs are not available, the control processes are designed to ensure that the valuation approach used is appropriate and consistently applied and that the assumptions and judgments made are reasonable. The Bank’s control processes provide for segregation of duties and oversight of the fair value methodologies and valuations by management. Valuation models are regularly reviewed by the Bank and are subject to an annual independent model validation process. Any changes to the valuation methodology or the models are also reviewed to confirm that the changes are appropriate.

The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date.

The Bank made significant estimates in projecting the cash flows on non-agency MBS with unrealized losses in its analysis of other-than-temporary impairment. These projected cash flows included expectations of delinquencies, estimated prepayment rates, future estimated housing prices, and projected losses on foreclosures. Different estimates and assumptions could produce different results.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Proposed Changes to Regulation of GSEs. Congress is considering proposed legislation designed to address the current housing crisis, modernize the Federal Housing Administration and address GSE reform issues. On May 8, 2008, the House of Representatives approved a bill (H.R. 3221) which would, among other things, establish a new regulator for the housing GSEs (the FHLBanks, Fannie Mae, and Freddie Mac). It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing GSEs, or their regulators.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,220.4 billion at March 31, 2008, and $1,189.7 billion at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $310.8 billion at March 31, 2008, and $302.9 billion at December 31, 2007. At March 31, 2008, the Bank had committed to the issuance of $4.6 billion in consolidated obligation bonds, of which $1.1 billion were hedged with associated interest rate swaps, and $23 million in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 million in consolidated obligation bonds, of which $400 million were hedged with associated interest rate swaps, and $1.5 billion in consolidated obligation discount notes, of which $1.2 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 11 and 19 to the Financial Statements in the Bank’s 2007 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These advance commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2008, the Bank had $2.0 billion of advance commitments and $3.3 billion in standby letters of credit outstanding. At December 31, 2007, the Bank had $2.6 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at March 31, 2008, and December 31, 2007.

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

The Bank’s market risk management objective is to maintain a relatively low exposure of net equity value and future earnings (excluding the impact of SFAS 133, 157, and 159) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and the dividend without subjecting their investments in Bank capital stock to significant interest rate risk.

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

Interest Rate Scenario(1)	March 31, 2008	December 31, 2007
+200 basis-point change	–14.2%	–6.6%
+100 basis-point change	–8.7	–3.4
–100 basis-point change	+11.9	+3.2
–200 basis-point change	+21.8	+4.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show significantly more sensitivity as of March 31, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of March 31, 2008, were 174 basis points lower for terms of 1 year, 88 basis points lower for terms of 5 years, and 60 basis points lower for terms of 10 years. The measured increase in market value of equity sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As noted in the table above, the market value of equity sensitivity is adversely impacted when rates increase. In general, mortgages assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase, and prepayment rates decline as a result of reduced incentives to refinance. Since the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. When interest rates increase, and the MBS are expected to remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of equity. As a result, the Bank’s measured market value of equity sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of equity when rates increase and a greater increase in the market value of equity when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be materially unchanged from December 31, 2007.

Potential Dividend Yield

The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of unrealized net gains recognized in accordance with SFAS 133, SFAS 157, and SFAS 159, which will generally reverse over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. For the projected period March 2008 through February 2009, the potential dividend yield is projected to decline by 138 basis points as the result of an instantaneous 200-basis-point decline in interest rates, compared to the policy limit of –120 basis points. The policy limit exception is primarily driven by the significant decline in interest rates in the first quarter of 2008 and its adverse impact on the sensitivity of the MBS and mortgage loan portfolio spread to changes in interest rates. In the first quarter of 2008, short-term and intermediate-term rates declined 150 to 200 basis points. As a result, a significant amount of the Bank’s fixed rate callable debt that was funding fixed rate and hybrid ARM MBS and fixed rate mortgage loans was called and refinanced with callable debt with lockouts of one to two years. If rates decline, the recently issued debt cannot be called until the lockout period expires. Spread compression in the fixed rate mortgage portfolio occurs as prepayment rates increase faster than the runoff of the existing funding, resulting in excess debt at much higher rates than current rates. The excess debt position is short-lived once the lockout period expires. As a result, the Bank does not currently intend to change its market risk management strategies to reduce the potential dividend yield sensitivity.

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

Repricing Gap Analysis

As of March 31, 2008

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$36,660	$—	$—	$—
Advances	189,820	11,920	42,848	3,837
Other assets	2,198	—	—	—

Total Assets	228,678	11,920	42,848	3,837

Liabilities
Consolidated obligations:
Bonds	113,438	18,601	55,931	13,431
Discount notes	64,428	4,058	—	(3)
Deposits	441	—	—	—
Mandatorily redeemable capital stock	—	—	213	—
Other liabilities	2,066	—	—	340

Total Liabilities	180,373	22,659	56,144	13,768

Interest rate exchange agreements	(40,247)	11,598	18,858	9,791

Periodic gap of advances-related business	8,058	859	5,562	(140)

Mortgage-related business:
Assets
MBS	13,149	2,581	18,022	7,178
Mortgage loans	296	223	1,584	1,922
Other assets	242	—	—	—

Total Assets	13,687	2,804	19,606	9,100

Liabilities
Consolidated obligations:
Bonds	3,445	2,453	12,985	8,466
Discount notes	15,100	1,289	—	—
Other liabilities	1,459	—	—	—

Total Liabilities	20,004	3,742	12,985	8,466

Interest rate exchange agreements	2,205	525	(2,730)	—

Periodic gap of mortgage-related business	(4,112)	(413)	3,891	634

Total periodic gap	3,946	446	9,453	494

Cumulative gap	$3,946	$4,392	$13,845	$14,339

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was 4 months at March 31, 2008, and 2 months at December 31, 2007.

Total Bank Duration Gap Analysis

	March 31, 2008		December 31, 2007
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$332,480	8	$322,446	5
Liabilities	318,141	4	308,819	3

Net	$14,339	4	$13,627	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

The increase in the duration gap during the first quarter of 2008 is related to the extraordinarily wide mortgage asset spreads from an extremely illiquid market. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Equity Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s duration gap would be materially unchanged from December 31, 2007.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of March 31, 2008, in “Repricing Gap Analysis” above shows that approximately $8.1 billion of net assets for the advances-related business (56% of capital) were scheduled to mature or reprice in the six-month period following March 31, 2008, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business segment.

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

The Bank’s interest rate risk guidelines for the mortgage-related business address the net market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of equity sensitivity analysis attributable to the mortgage-related business as of March 31, 2008, and December 31, 2007.

Market Value of Equity Sensitivity

Estimated Percentage Change in Market Value of Bank Equity Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2008	December 31, 2007
+200 basis-point change	–12.5%	–5.1%
+100 basis-point change	–7.9	–2.8
–100 basis-point change	+10.7	+2.3
–200 basis-point change	+19.2	+2.2

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of equity to changes in interest rates show significantly more sensitivity as of March 31, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of March 31, 2008, were 174 basis points lower for terms of 1 year, 88 basis points lower for terms of 5 years, and 60 basis points lower for terms of 10 years. The measured increase in market value of equity sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As noted in the table above, the market value of equity sensitivity is adversely impacted when rates increase. In general, mortgages assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase, and prepayment rates decline as a result of reduced incentives to refinance. Since the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. When interest rates increase, and the MBS are expected to remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of equity. As a result, the Bank’s measured market value of equity sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of equity when rates increase and a greater increase in the market value of equity when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be materially unchanged from December 31, 2007.

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

Internal Control Over Financial Reporting

For the first quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2008.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)