Form 10-Q
period 2008-06-30
Federal Home Loan Bank of San Francisco
filed 2008-08-13
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2008
Class B Stock, par value $100	139,072,539

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$13	$5
Interest-bearing deposits in banks	14,932	14,590
Federal funds sold	16,052	11,680
Trading securities (a)	54	58
Held-to-maturity securities (fair values were $42,067 and $37,906, respectively) (b)	45,552	38,585
Advances (includes $22,497 at fair value under the fair value option at June 30, 2008)	246,008	251,034
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0.9 and $0.9, respectively	3,901	4,132
Accrued interest receivable	979	1,590
Premises and equipment, net	20	16
Derivative assets	791	642
Other assets	172	114

Total Assets	$328,474	$322,446
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$215	$223
Term	24	16
Other	4	2
Non-interest-bearing - Other	4	3

Total deposits	247	244

Borrowings:
Other Federal Home Loan Banks	—	955
Other	—	100

Total borrowings	—	1,055

Consolidated obligations, net:
Bonds (includes $26,406 at fair value under the fair value option at June 30, 2008)	233,510	225,328
Discount notes	77,753	78,368

Total consolidated obligations	311,263	303,696

Mandatorily redeemable capital stock	189	229
Accrued interest payable	1,833	2,432
Affordable Housing Program	210	175
Payable to REFCORP	56	58
Derivative liabilities	36	102
Other liabilities	574	828

Total Liabilities	314,408	308,819

Commitments and Contingencies: Note 11
Capital
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
138 shares and 134 shares, respectively	13,763	13,403
Restricted retained earnings	306	227
Accumulated other comprehensive loss	(3)	(3)

Total Capital	14,066	13,627

Total Liabilities and Capital	$328,474	$322,446

(a)	Includes $0 at June 30, 2008, and $7 at December 31, 2007, pledged as collateral that may be repledged.
(b)	Includes $0 at June 30, 2008, and $43 at December 31, 2007, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2008	2007	2008	2007
Interest Income:
Advances	$1,864	$2,371	$4,448	$4,796
Interest-bearing deposits in banks	91	102	230	221
Securities purchased under agreements to resell	—	8	—	12
Federal funds sold	77	167	209	347
Trading securities	1	1	2	2
Held-to-maturity securities	491	369	969	736
Mortgage loans held for portfolio	48	54	97	111

Total Interest Income	2,572	3,072	5,955	6,225

Interest Expense:
Consolidated obligations:
Bonds	1,683	2,579	4,031	5,190
Discount notes	541	271	1,331	601
Deposits	7	9	17	15
Mandatorily redeemable capital stock	3	1	6	2

Total Interest Expense	2,234	2,860	5,385	5,808

Net Interest Income	338	212	570	417

Other (Loss)/Income:
Net (loss)/gain on instruments held at fair value	(228)	—	46	—
Net gain on derivatives and hedging activities	217	7	62	18
Other	1	—	2	1

Total Other (Loss)/Income	(10)	7	110	19

Other Expense:
Compensation and benefits	12	12	26	25
Other operating expense	8	8	15	15
Federal Housing Finance Board	2	2	4	4
Office of Finance	2	1	4	3

Total Other Expense	24	23	49	47

Income Before Assessments	304	196	631	389

REFCORP	56	36	116	71
Affordable Housing Program	25	16	52	32

Total Assessments	81	52	168	103

Net Income	$223	$144	$463	$286

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	14	1,396					1,396
Repurchase/redemption of capital stock	(25)	(2,474)					(2,474)
Capital stock reclassified to mandatorily redeemable capital stock	—	(8)					(8)
Comprehensive income:
Net income				286	286		286

Total comprehensive income							286

Transfers to restricted retained earnings			34	(34)	—		—
Dividends on capital stock (5.01%)
Stock issued	3	252	—	(252)	(252)		—

Balance, June 30, 2007	98	$9,782	$177	$—	$177	$(5)	$9,954

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	9	882					882
Repurchase/redemption of capital stock	(9)	(920)					(920)
Capital stock reclassified to mandatorily redeemable capital stock		(2)					(2)
Comprehensive income:
Net income				463	463		463
Other comprehensive income:
Net amounts recognized as earnings						1	1
Additional minimum liability on benefit plans						(1)	(1)

Total comprehensive income							463

Transfers to restricted retained earnings			79	(79)	—		—
Dividends on capital stock (5.96%)
Stock issued	4	400		(400)	(400)		—

Balance, June 30, 2008	138	$13,763	$306	$—	$306	$(3)	$14,066

(a)	Adjustments to the opening balance consist of the effects of adopting SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$463	$286
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	(170)	(19)
Non-cash interest on mandatorily redeemable capital stock	6	2
Change in net fair value adjustment on financial instruments held at fair value	(46)	—
Change in net fair value adjustment on derivatives and hedging activities	(559)	(231)
Net change in:
Accrued interest receivable	518	82
Other assets	(52)	(1)
Accrued interest payable	(536)	45
Other liabilities	55	8

Total adjustments	(784)	(114)

Net cash (used in)/provided by operating activities	(321)	172

Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits in banks	(342)	1,017
Securities purchased under agreements to resell	—	(300)
Federal funds sold	(4,372)	(3,619)
Deposits for mortgage loan program with other Federal Home Loan Banks	—	1
Premises and equipment	(6)	2
Trading securities:
Proceeds from maturities	4	14
Held-to-maturity securities:
Net decrease/(increase) in short-term	886	(161)
Proceeds from maturities of long-term	3,236	3,145
Purchases of long-term	(11,321)	(2,558)
Advances:
Principal collected	783,317	1,076,884
Made to members	(778,184)	(1,064,323)
Mortgage loans held for portfolio:
Principal collected	229	267

Net cash (used in)/provided by investing activities	(6,553)	10,369

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended June 30,
(In millions)	2008	2007
Cash Flows from Financing Activities:
Net change in:
Deposits	238	(33)
Borrowings from other Federal Home Loan Banks	(955)	—
Other borrowings	(100)	—
Net proceeds from consolidated obligations:
Bonds issued	78,767	39,320
Discount notes issued	393,770	100,139
Bonds transferred from other Federal Home Loan Banks	164	60
Payments for consolidated obligations:
Bonds matured or retired	(70,709)	(44,063)
Discount notes matured or retired	(394,207)	(104,868)
Proceeds from issuance of capital stock	882	1,396
Payments for repurchase/redemption of mandatorily redeemable capital stock	(48)	(20)
Payments for repurchase/redemption of capital stock	(920)	(2,474)

Net cash provided by/(used in) financing activities	6,882	(10,543)

Net increase in cash and cash equivalents	8	(2)
Cash and cash equivalents at beginning of period	5	7

Cash and cash equivalents at end of period	$13	$5

Supplemental Disclosures:
Interest paid during the period	$7,063	$5,848
Affordable Housing Program payments during the period	17	20
REFCORP payments during the period	118	74
Transfers of mortgage loans to real estate owned	1	—
Non-cash dividends on capital stock	400	252

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

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2007 Form 10-K. Changes to these policies as of June 30, 2008, are discussed in Note 2 to the Financial Statements.

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

Adoption of SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the Bank has chosen to use fair value on the face of the balance sheet. In addition, SFAS 159 requires an entity to provide information that would allow users of the entity’s financial statements to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank adopted SFAS 159 as of January 1, 2008. Upon adoption, the Bank elected certain financial assets and liabilities to transition to the fair value option in accordance with SFAS 159, as follows:

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

As a result, the Bank has reclassified certain amounts in prior period Statements of Cash Flows to conform to the 2008 presentation. Beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in the Statements of Cash Flows as operating activities. While the Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as the Bank periodically evaluates its liquidity needs. The reclassifications for the six months ended June 30, 2007, are summarized below:

	Before Reclassification	Reclassification	After Reclassification
Operating Activities:
Net change in trading securities	$14	$(14)	$—

Investing Activities:
Trading securities: Proceeds from maturities	$—	$14	$14

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

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,847	$4	$—	$2,851
Housing finance agency bonds	832	2	—	834

Subtotal	3,679	6	—	3,685

Mortgage-backed securities (MBS):
Fannie Mae	10,334	63	(33)	10,364
Freddie Mac	4,709	39	(20)	4,728
Ginnie Mae	20	—	—	20
Non-agency	26,810	—	(3,540)	23,270

Total MBS	41,873	102	(3,593)	38,382

Total	$45,552	$108	$(3,593)	$42,067

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,688	$—	$—	$3,688
Housing finance agency bonds	867	2	—	869

Subtotal	4,555	2	—	4,557

MBS:
Fannie Mae	2,817	15	(5)	2,827
Freddie Mac	2,474	28	(4)	2,498
Ginnie Mae	23	—	—	23
Non-agency	28,716	11	(726)	28,001

Total MBS	34,030	54	(735)	33,349

Total	$38,585	$56	(735)	$37,906

As of June 30, 2008, all of the commercial paper had a credit rating of AA, all of the housing finance agency bonds had a credit rating of at least AA, and all of the MBS had a credit rating of AAA.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Fannie Mae	$10,239	$32	$125	$1	$10,364	$33
Freddie Mac	4,679	19	49	1	4,728	20
Non-agency	10,165	1,546	13,105	1,994	23,270	3,540

Total temporarily impaired	$25,083	$1,597	$13,279	$1,996	$38,362	$3,593

December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Fannie Mae	$2,544	$1	$283	$4	$2,827	$5
Freddie Mac	2,442	3	56	1	2,498	4
Non-agency	15,015	349	12,986	377	28,001	726

Total temporarily impaired	$20,001	$353	$13,325	$382	$33,326	$735

The Bank applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115) to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank also considers qualitative factors when determining whether other-than-temporary impairment has occurred, including external rating agency actions or changes in a security’s external credit rating, the composition of underlying collateral, sufficiency of the credit enhancement, the length of time and extent to which fair value has been less than the amortized cost, and the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

As indicated in the tables above, as of June 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3,593, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it is probable that it will collect all of the contractual principal and interest payments of the security. For these securities, the Bank performed or reviewed analyses on substantially all of its non-agency MBS as of June 30, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of June 30, 2008. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of June 30, 2008, the unrealized losses are temporary.

In July and August 2008, four of the Bank’s non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. The four MBS had a carrying value of $314 and unrealized losses

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

of $75 at June 30, 2008. Three of the MBS were also placed on negative watch for potential additional downgrades in the future. All four of the MBS were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

In addition, since the end of 2007 through August 8, 2008, 16 of the Bank’s AAA-rated Alt-A non-agency MBS and 2 AAA-rated prime non-agency MBS have been placed on negative watch by Moody’s Investors Service or Fitch Ratings. The 16 AAA-rated Alt-A non-agency MBS had a carrying value of $1,607 and unrealized losses of $326 at June 30, 2008. The 2 AAA-rated prime non-agency MBS had a carrying value of $628 million and unrealized losses of $39 million at June 30, 2008.

As a result of these rating agency actions, the Bank performed additional reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of June 30, 2008, and December 31, 2007, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

June 30, 2008
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$2,847	$2,851	2.45%
Due after one year through five years	19	19	3.02
Due after five years through ten years	28	28	2.99
Due after ten years	785	787	3.10

Subtotal	3,679	3,685	2.60

MBS:
Fannie Mae	10,334	10,364	4.80
Freddie Mac	4,709	4,728	5.10
Ginnie Mae	20	20	3.30
Non-agency	26,810	23,270	4.66

Total MBS	41,873	38,382	4.74

Total	$45,552	$42,067	4.57%

December 31, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$3,688	$3,688	4.96%
Due one year through five years	20	20	5.06
Due after five years through ten years	31	31	5.03
Due after ten years	816	818	5.15

Subtotal	4,555	4,557	5.00

MBS:
Fannie Mae	2,817	2,827	5.66
Freddie Mac	2,474	2,498	5.84
Ginnie Mae	23	23	5.53
Non-agency	28,716	28,001	5.31

Total MBS	34,030	33,349	5.38

Total	$38,585	$37,906	5.34%

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $13 at June 30, 2008, and net premiums of $14 at December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2008, and December 31, 2007, are detailed in the following table:

	June 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$2,847	$3,688
Adjustable rate	832	867

Subtotal	3,679	4,555

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	10,208	4,557
Adjustable rate	1,214	96
Collateralized mortgage obligations:
Fixed rate	21,656	21,415
Adjustable rate	8,795	7,962

Subtotal	41,873	34,030

Total	$45,552	$38,585

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from 1.80% to 8.57% at June 30, 2008, and 1.88% to 8.57% at December 31, 2007, as summarized below.

	June 30, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$127,945	2.84%	$48,466	4.15%
After 1 year through 2 years	59,630	3.37	86,793	4.79
After 2 years through 3 years	24,250	3.43	54,462	4.98
After 3 years through 4 years	14,312	3.16	39,805	5.17
After 4 years through 5 years	8,450	3.40	12,974	5.27
After 5 years	10,693	3.46	7,914	5.57

Total par amount	245,280	3.09%	250,414	4.82%

SFAS 133 valuation adjustments	412		604
SFAS 159 valuation adjustments	303		—
Net unamortized premiums	13		16

Total	$246,008		$251,034

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at June 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Within 1 year	$128,405	$49,743
After 1 year through 2 years	59,888	86,551
After 2 years through 3 years	24,150	54,298
After 3 years through 4 years	14,152	39,523
After 4 years through 5 years	8,033	12,472
After 5 years	10,652	7,827

Total par amount	$245,280	$250,414

The following table summarizes advances to members at June 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	June 30, 2008	December 31, 2007
Within 1 year	$131,237	$51,071
After 1 year through 2 years	59,440	87,479
After 2 years through 3 years	24,321	54,141
After 3 years through 4 years	13,593	39,555
After 4 years through 5 years	7,534	11,804
After 5 years	9,155	6,364

Total par amount	$245,280	$250,414

Security Terms. The Bank lends to member financial institutions that have their principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. Under the FHLBank Act, community financial institutions were defined for 2008 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $625 or less. On July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the definition of community financial institutions for 2008 to Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. For more information on security terms, see Note 7 to the Financial Statements in the Bank’s 2007 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following tables present the concentration in advances to these three members as of June 30, 2008, and December 31, 2007. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the second quarter of 2008 and 2007 and for the first six months of 2008 and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	June 30, 2008		December 31, 2007
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$86,376	35%	$95,879	38%
Washington Mutual Bank	47,179	19	54,050	22
Wachovia Mortgage, FSB(2)	31,830	13	24,110	10

Subtotal	165,385	67	174,039	70
Others	79,895	33	76,375	30

Total par	$245,280	100%	$250,414	100%

Concentration of Interest Income from Advances

	Three Months Ended June 30,
	2008		2007
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$632	31%	$1,122	49%
Washington Mutual Bank	401	20	214	9
Wachovia Mortgage, FSB(2)	236	12	229	10

Subtotal	1,269	63	1,565	68
Others	738	37	748	32

Total	$2,007	100%	$2,313	100%

	Six Months Ended June 30,
	2008		2007
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$1,579	34%	$2,121	45%
Washington Mutual Bank	967	21	580	12
Wachovia Mortgage, FSB(2)	487	11	509	11

Subtotal	3,033	66	3,210	68
Others	1,574	34	1,468	32

Total	$4,607	100%	$4,678	100%

(1)	Member advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB.
(3)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of these institutions with borrowing capacity in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. Each of these members owned more than 10% of the Bank’s capital stock as of June 30, 2008. Of these three members, Citibank, N.A., and Washington Mutual Bank each owned more than 10% of the Bank’s capital stock outstanding as of December 31, 2007.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2008, and December 31, 2007, are detailed below:

	June 30, 2008	December 31, 2007
Par amount of advances:
Fixed rate	$96,530	$106,200
Adjustable rate	148,750	144,214

Total par amount	$245,280	$250,414

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

The following table presents information as of June 30, 2008, and December 31, 2007, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	June 30, 2008	December 31, 2007
Fixed rate medium-term mortgage loans	$1,270	$1,385
Fixed rate long-term mortgage loans	2,651	2,765

Subtotal	3,921	4,150
Unamortized premiums	—	2
Unamortized discounts	(19)	(19)

Mortgage loans held for portfolio	3,902	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,901	$4,132

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the second quarter of 2008 and 2007, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first six months of 2008 and 2007, the Bank reduced net interest income for credit enhancement fees totaling $2 and $2, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with members whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

June 30, 2008

Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,019	77%	22,070	72%
IndyMac Bank, F.S.B.(1)	547	14	5,718	19

Subtotal	3,566	91	27,788	91
Others	355	9	2,679	9

Total	$3,921	100%	30,467	100%

December 31, 2007

Name of Member	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.(1)	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

(1)	On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. The Bank does not expect an adverse effect on its mortgages due to the failure of IndyMac Bank, F.S.B., as the obligation to properly service the mortgages will continue and the credit enhancement provided by IndyMac Bank, F.S.B., on the affected Master Commitments is in the form of supplemental mortgage insurance only. The supplemental mortgage insurance is provided by an independent third party not related to or supported by IndyMac Bank, F.S.B.

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2008, the Bank had 58 loans totaling $7 classified as nonaccrual or impaired. Forty-one of these loans totaling $5 were in foreclosure or bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 were in foreclosure or bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of the period	$0.9	$0.7	$0.9	$0.7
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	—	0.1	—	0.1

Balance, end of the period	$0.9	$0.8	$0.9	$0.8

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2007 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $7 for the second quarter of 2008 and $4 for the second quarter of 2007. The Bank’s average recorded investment in impaired loans totaled $6 and $4 for the six months ended June 30, 2008 and 2007, respectively. The Bank did not recognize any interest income for impaired loans in the second quarter of 2008 and 2007 and in the first six months of 2008 and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At June 30, 2008, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of mortgage loans held by the Bank. At December 31, 2007, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of mortgage loans held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or Federal Housing Finance Board (Finance Board) regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the Finance Board’s joint and several liability regulation, see Note 19 to the Financial Statements in the Bank’s 2007 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2008, and December 31, 2007.

	June 30, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$97,375	3.44%	$86,008	4.54%
After 1 year through 2 years	66,883	3.26	69,660	4.78
After 2 years through 3 years	19,409	4.09	19,597	4.57
After 3 years through 4 years	15,382	5.02	18,573	5.06
After 4 years through 5 years	11,650	4.29	8,012	5.24
After 5 years	21,429	5.15	22,027	5.26
Index amortizing notes	8	4.61	8	4.61

Total par amount	232,136	3.75%	223,885	4.76%

Unamortized premiums	63		53
Unamortized discounts	(125)		(138)
SFAS 133 valuation adjustments	1,438		1,528
SFAS 159 valuation adjustments	(2)		—

Total	$233,510		$225,328

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $37,158 at June 30, 2008, and $56,133 at December 31, 2007. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $17,503 at June 30, 2008, and $38,382 at December 31, 2007. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The unswapped callable bonds are primarily used to hedge the prepayment risk of mortgage loans and fixed rate MBS.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2008	December 31, 2007
Par amount of consolidated obligation bonds:
Non-callable	$194,978	$167,752
Callable	37,158	56,133

Total par amount	$232,136	$223,885

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Within 1 year	$122,051	$125,509
After 1 year through 2 years	71,350	64,272
After 2 years through 3 years	18,060	13,738
After 3 years through 4 years	9,199	11,638
After 4 years through 5 years	3,725	481
After 5 years	7,743	8,239
Index amortizing notes	8	8

Total par amount	$232,136	$223,885

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2008		December 31, 2007
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$78,098	2.40%	$79,064	4.39%
Unamortized discounts	(345)		(696)

Total	$77,753		$78,368

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2008, and December 31, 2007, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2007 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	June 30, 2008	December 31, 2007
Par amount of consolidated obligations:
Bonds:
Fixed rate	$144,257	$173,859
Adjustable rate	86,799	46,485
Step-up	211	2,515
Step-down	18	50
Fixed rate that converts to adjustable rate	—	37
Adjustable rate that converts to fixed rate	120	120
Range bonds	653	731
Zero-coupon	70	70
Inverse floating	—	10
Index amortizing notes	8	8

Total bonds, par	232,136	223,885
Discount notes, par	78,098	79,064

Total consolidated obligations, par	$310,234	$302,949

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital (defined as retained earnings and Class B stock). In addition, the Bank is subject to a 5.0% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4.0% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of June 30, 2008, and December 31, 2007, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements. Under the Housing and Economic Recovery Act of 2008, enacted on July 30, 2008, the director of the new Federal Housing Finance Agency will be responsible for setting the risk-based capital standards for the FHLBanks.

The following table shows the Bank’s compliance with its capital requirements at June 30, 2008, and December 31, 2007.

Regulatory Capital Requirements

	June 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Risk-based capital	$3,214	$14,258	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.34%	4.00%	4.30%
Total regulatory capital	$13,139	$14,258	$12,898	$13,859
Leverage ratio	5.00%	6.51%	5.00%	6.45%
Leverage capital	$16,424	$21,387	$16,122	$20,789

The Bank’s capital requirements are discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $189 at June 30, 2008, and $229 at December 31, 2007. These amounts included accrued interest expense (accrued stock dividends) of $3 at June 30, 2008, and $3 at December 31, 2007, and have been classified as a liability in the Statements of Condition.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2008, and December 31, 2007.

Contractual Redemption Period	June 30, 2008	December 31, 2007
After 1 year through 2 years	$20	$17
After 2 years through 3 years	31	3
After 3 years through 4 years	42	64
After 4 years through 5 years	96	145

Total	$189	$229

The Bank’s activity for mandatorily redeemable capital stock for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three months ended
	June 30, 2008		June 30, 2007
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	18	$213	12	$103
Reclassified from/(to) capital during the period:
Withdrawal from membership	1	—	1	7
Repurchase of mandatorily redeemable capital stock	—	(27)	—	(15)
Dividends accrued on mandatorily redeemable capital stock	—	3	—	1

Balance at the end of the period	19	$189	13	$96

	Six months ended
	June 30, 2008		June 30, 2007
	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the period	16	$229	12	$106
Reclassified from/(to) capital during the period:
Withdrawal from membership	3	2	2	21
Conversion of nonmember institution to member institution	—	—	(1)	(13)
Repurchase of mandatorily redeemable capital stock	—	(48)	—	(20)
Dividends accrued on mandatorily redeemable capital stock	—	6	—	2

Balance at the end of the period	19	$189	13	$96

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to SFAS 133, 157, and 159 — In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net unrealized gains resulting from the transition impact of adopting SFAS 157 and SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $82 at June 30, 2008, and $47 at December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Other Retained Earnings–Targeted Buildup — In addition to the above gains, the Bank holds a targeted amount in other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 or 159 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 and 159 resulting from an adverse interest rate environment. The targeted amount, based on the Bank’s analysis, is currently $296. Under this provision of the Retained Earnings and Dividend Policy, each quarter the Bank will retain 10% of earnings, excluding the effects of SFAS 133 and 159, in restricted retained earnings until the amount of restricted retained earnings under this provision of the Retained Earnings and Dividend Policy reaches $296. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $224 at June 30, 2008, and $180 at December 31, 2007. The Bank is currently reviewing its retained earnings and retained earnings target to determine whether any changes are appropriate.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. The Bank generally repurchases capital stock approximately one month after the end of each quarter. The repurchase date may change at the discretion of the Bank. On the scheduled repurchase date, the Bank recalculates the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the stock repurchase.

The Bank repurchased surplus capital stock totaling $460 in the second quarter of 2008 and $1,100 in the second quarter of 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $391 in the second quarter of 2008 and $591 in the second quarter of 2007.

The Bank repurchased surplus capital stock totaling $556 in the first six months of 2008 and $1,429 in the first six months of 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $412 in the first six months of 2008 and $1,065 in the first six months of 2007.

Excess capital stock totaled $1,552 as of June 30, 2008, which included surplus capital stock of $193. On July 31, 2008, the Bank repurchased $170 of surplus capital stock. The Bank also repurchased $109 of excess capital stock that was not surplus capital stock, including $106 in excess capital stock that was the subject of repurchase requests submitted during the second quarter of 2008 by three members, and $3 in excess mandatorily redeemable capital stock repurchased from former members of the Bank. Excess capital stock totaled $1,348 after the July 31, 2008, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Limitation on Issuance of Excess Stock. Finance Board rules limit the ability of an FHLBank to create member excess stock under certain circumstances. An FHLBank may not pay dividends in the form of capital

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At June 30, 2008, the Bank’s excess capital stock totaled $1,552, or 0.5% of total assets.

In addition, the Finance Board’s rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Concentration. The following table represents the concentration in capital stock held by members whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2008, or December 31, 2007.

Concentration of Capital Stock

	June 30, 2008		December 31, 2007
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,595	33%	$4,899	36%
Washington Mutual Bank	2,802	20	2,722	20
Wachovia Mortgage, FSB	1,534	11	1,153	9

Total	$8,931	64%	$8,774	65%

Note 8 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain on derivatives and hedging activities” in other income. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2008 and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

Three months ended:	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Income/ (Expense) on Economic Hedges(1)	Net Interest Income	Other Income	Other Expense	Income Before Assessments
June 30, 2008	$217	$117	$334	$(4)	$338	$(10)	$24	$304
June 30, 2007	179	31	210	(2)	212	7	23	196
Six months ended:
June 30, 2008	426	207	633	63	570	110	49	631
June 30, 2007	359	54	413	(4)	417	19	47	389

(1)	The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain on derivatives and hedging activities.”

The following table presents total assets by operating segment at June 30, 2008, and December 31, 2007.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2008	$282,394	$46,080	$328,474
December 31, 2007	284,046	38,400	322,446

Note 9 – Derivatives and Hedging Activities.

Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain on derivatives and hedging activities or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in other income. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are recorded each period in net gain on derivatives and hedging activities.

For more information on the Bank’s use of derivatives and hedging activities, see Note 17 to the Financial Statements in the Bank’s 2007 Form 10-K.

Net gain on derivatives and hedging activities for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net gain related to fair value hedge ineffectiveness	$24	$4	$44	$12
Net gain/(loss) on economic hedges	197	5	(45)	10
Net interest (expense)/income on derivative instruments used in economic hedges	(4)	(2)	63	(4)

Net gain on derivatives and hedging activities	$217	$7	$62	$18

For the three and six months ended June 30, 2008 and 2007, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

As of June 30, 2008, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2008, and December 31, 2007.

	June 30, 2008		December 31, 2007
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$156,863	$996	$197,193	$864
Economic	144,697	(163)	92,423	61
Interest rate swaptions: Economic	30	1	3,080	21
Interest rate caps, floors, corridors, and/or collars:
Fair value	—	—	3,895	(3)
Economic	4,080	(7)	585	—

Total	$305,670	$827	$297,176	$943

Total derivatives excluding accrued interest		$827		$943
Accrued interest, net		736		171
Cash collateral held from counterparties – liabilities(1)		(808)		(574)

Net derivative balances		$755		$540

Derivative assets		$791		$642
Derivative liabilities		(36)		(102)

Net derivative balances		$755		$540

(1)	Amount represents the receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2008, and December 31, 2007.

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements that the Bank has transacted with counterparties for which the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At June 30, 2008, the Bank’s maximum credit risk, as defined above, was estimated at $1,592, including

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

$720 of net accrued interest and fees receivable. At December 31, 2007, the Bank’s maximum credit risk was estimated at $1,195, including $199 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,506 and $1,024 as collateral from counterparties as of June 30, 2008, and December 31, 2007, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Note 10 – Fair Values

Fair Value Measurement. The Bank adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Bank uses fair value measurements to record fair value adjustments for certain financial assets and liabilities and to determine fair value disclosures.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of June 30, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

June 30, 2008
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$ 54	$—	$ —	$ 54
Advances(2)	—	26,361	—	—	26,361
Derivative assets	—	2,642	—	(1,851)	791

Total assets	$—	$ 29,057	$—	$(1,851)	$ 27,206

Liabilities:
Consolidated obligation bonds(3)	$—	$(29,470)	$—	$ —	$(29,470)
Derivative liabilities	—	(1,080)	—	1,044	(36)

Total liabilities	$—	$(30,550)	$—	$ 1,044	$(29,506)

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $22,497 of advances recorded under the fair value option in accordance with SFAS 159 and $3,864 of advances recorded at fair value in accordance with SFAS 133.
(3)	Includes $26,406 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 and $3,064 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option in accordance with SFAS 159 or because they were previously carried at fair value.

Trading Securities — The Bank’s trading securities portfolio currently consists of agency MBS investments. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Because quoted prices are not available for these securities, the Bank has primarily relied on market observable inputs and model-based valuation techniques for the fair value measurements, and the Bank generally classifies these investments as Level 2 within the valuation hierarchy.

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

The Bank accounts for derivatives in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain on derivatives and hedging activities or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in other income. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are recorded each period in net gain on derivatives and hedging activities. For additional information, see Note 9 to the Financial Statements.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Nonrecurring Fair Value Measurements — Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). During the three and six months ended June 30, 2008, the Bank had no nonrecurring fair value adjustments.

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

SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected in accordance with SFAS 159 are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.

For more information, see Note 2 to the Financial Statements.

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during the three and six months ended June 30, 2008:

	Three months ended June 30, 2008		Six months ended June 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$19,990	$20,141	$15,985	$1,247
New transactions elected for fair value option	3,722	6,728	8,961	26,625
Maturities and terminations	(956)	(439)	(2,432)	(1,453)
Net (loss)/gain on instruments held at fair value	(256)	28	(17)	63
Change in accrued interest	(3)	4	—	50

Balance, end of the period	$22,497	$26,406	$22,497	$26,406

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the three and six months ended June 30, 2008 were not material.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables present the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Instruments Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Three months ended June 30, 2008:
Advances	$191	$—	$(256)	$(65)
Consolidated obligation bonds	—	(142)	28	(114)
Six months ended June 30, 2008:
Advances	381	—	(17)	364
Consolidated obligation bonds	—	(210)	63	(147)

The following tables present the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

At June 30, 2008	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$22,194	$22,497	$303
Consolidated obligation bonds	26,408	26,406	(2)

(1)	At June 30, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values. The following tables show the estimated fair values of the Bank’s financial instruments at June 30, 2008, and December 31, 2007. These estimates are based on pertinent information available to the Bank as of June 30, 2008, and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

The assumptions used in estimating the fair values of the Bank’s financial instruments at June 30, 2008, are discussed below. The assumptions used in estimating the fair values of the Bank’s financial instruments at December 31, 2007, are more fully discussed in Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

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

Mandatorily Redeemable Capital Stock — The fair value of capital subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value, subject to statutory and regulatory requirements. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments — The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at June 30, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – June 30, 2008

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$13	$—	$13
Interest-bearing deposits in banks	14,932	—	14,932
Federal funds sold	16,052	1	16,053
Trading securities	54	—	54
Held-to-maturity securities	45,552	(3,485)	42,067
Advances (includes $22,497 at fair value under the fair value option)	246,008	98	246,106
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,901	(178)	3,723
Accrued interest receivable	979	—	979
Derivative assets(1)	791	—	791
Other assets	192	(61)	131

Total	$328,474	$(3,625)	$324,849

Liabilities
Deposits	$247	$—	$247
Consolidated obligations:
Bonds (includes $26,406 at fair value under the fair value option)	233,510	358	233,152
Discount notes	77,753	17	77,736
Mandatorily redeemable capital stock	189	—	189
Accrued interest payable	1,833	—	1,833
Derivative liabilities(1)	36	—	36
Other liabilities	840	—	840

Total	$314,408	$375	$314,033

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of June 30, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $3,485. These net unrealized losses were primarily in MBS and were mainly due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

The Bank performed or reviewed analyses on substantially all of its non-agency MBS as of June 30, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of June 30, 2008. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of June 30, 2008, the unrealized losses are temporary.

In July and August 2008, four of the Bank’s non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. The four MBS had a carrying value of $314 and unrealized losses of $75 at June 30, 2008. As a result of these rating agency actions, the Bank performed additional reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

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

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2008, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,255,475 at June 30, 2008, and $1,189,706 at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $310,234 at June 30, 2008, and $302,949 at December 31, 2007. For more information on the Finance Board’s joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $1,083 at June 30, 2008, and $2,648 at December 31, 2007. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member as an advance and is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	June 30, 2008	December 31, 2007
Outstanding notional	$4,565	$1,204
Original terms	30 days to 10 years	30 days to 10 years
Final expiration year	2018	2017

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $25 at June 30, 2008, and $2 at December 31, 2007. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of June 30, 2008, and December 31, 2007.

The Bank executes interest rate exchange agreements with highly rated major banks and derivatives dealers (derivatives dealer counterparties) that have, or are supported by guarantees from related entities that have, long-term credit ratings of single-A or better from both Standard & Poor’s Rating Services (Standard & Poor’s) and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with some of its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of June 30, 2008, the Bank did not have any securities pledged as collateral to its derivatives counterparties. As of December 31, 2007, the Bank had pledged as collateral securities with a carrying value of $50, all of which could be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At June 30, 2008, the Bank had committed to the issuance of $1,440 in consolidated obligation bonds, of which $55 were hedged with associated interest rate swaps, and $46 in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 in consolidated obligation bonds, of which $400 were hedged with associated interest rate swaps, and $1,500 in consolidated obligation discount notes, of which $1,200 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,805 at June 30, 2008, and $4,021 at December 31, 2007.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	June 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$12	$5
Interest-bearing deposits in banks	925	1,890
Held-to-maturity securities(1)	2,667	2,903
Advances	168,803	177,141
Mortgage loans held for portfolio	3,020	3,169
Accrued interest receivable	612	1,022
Derivative assets	34	34

Total	$176,073	$186,164

Liabilities:
Deposits	$35	$36
Derivative liabilities	10	10

Total	$45	$46

Notional amount of derivatives	$9,892	$6,701
Letters of credit	3,068	162

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members described in this section or their affiliates.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest Income:
Interest-bearing deposits in banks	$11	$—	$27	$—
Federal funds sold	—	9	1	22
Held-to-maturity securities	27	35	57	71
Advances(1)	1,294	1,589	3,089	3,265
Mortgage loans held for portfolio	37	41	76	84

Total	$1,369	$1,674	$3,250	$3,442

Interest Expense:
Deposits	$—	$—	$1	$—
Consolidated obligations(1)	(11)	15	(12)	32

Total	$(11)	$15	$(11)	$32

Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(67)	$(20)	$(14)	$(4)
Other income	1	—	1	—

Total	$(66)	$(20)	$(13)	$(4)

(1)	Includes the effect of associated derivatives with the members described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Note 13 – Subsequent Events

On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, with the FDIC appointed as conservator, and all outstanding Bank advances to IndyMac Bank, F.S.B., and Bank capital stock held by IndyMac Bank, F.S.B., were transferred to IndyMac Federal Bank, FSB. As of August 5, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $9,052; Bank capital stock held by IndyMac Federal Bank, FSB, was $465; and the Bank had a perfected security interest in approximately $24,700 in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount). The value of the collateral exceeds the carrying amount of the advances outstanding and the Bank expects to collect all amounts due according to the contractual terms of the advances. Two other smaller member institutions were also placed into receivership during July 2008. Neither of these smaller member institutions had any advances outstanding as of July 29, 2008, and no losses were incurred by the Bank.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Act) was enacted. The Act, among other things, creates a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Act. The Act authorizes the director of the Finance Agency to set risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products. The Finance Board, the FHLBanks’ former regulator, will be abolished on July 30, 2009. Finance Board regulations, policies, and directives immediately transferred to the new Finance Agency, and during the one-year transition, the Finance Board will be responsible for winding up its affairs.

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

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the home offices of Bank members;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members;

•	changes in the value of and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections;

•	changes in the Bank’s ability or intent to hold mortgage-backed securities and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•

the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	the pace of technological change and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	timing and volume of market activity; and

•	the impact of the Housing and Economic Recovery Act of 2008 on the Bank’s business and operations.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s 2007 Form 10-K.

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

The Bank’s dividend rate for the second quarter of 2008 was 6.19% (annualized), compared to 5.14% (annualized) for the second quarter of 2007. The spread between the dividend rate and the dividend benchmark increased to 3.13% for the second quarter of 2008 from 0.61% for the second quarter of 2007. The Bank’s dividend rate for the first six months of 2008 was 5.96% (annualized), compared to 5.01% (annualized) for the first six months of 2007. The spread between the dividend rate and the dividend benchmark increased to 2.63% for the first six months of 2008 from 0.51% for the first six months of 2007. The increases in the dividend rate for the second quarter and first six months of 2008 compared to the same periods in 2007 reflect a higher net interest spread on the Bank’s mortgage portfolio—mortgage loans and mortgage-backed securities (MBS)—and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the second quarter and first six months of 2008 compared to the same periods in 2007. The increased spread between the dividend rate and the dividend benchmark for the second quarter and first six months of 2008 compared to the same periods in 2007 also reflects a decrease in the dividend benchmark, resulting from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008.

Net income for the second quarter of 2008 rose $79 million, or 55%, to $223 million from $144 million in the second quarter of 2007. The increase reflected growth in net interest income, partially offset by a drop in other income and increased assessments for the Resolution Funding Corporation (REFCORP) and the Affordable Housing Program (AHP).

Net income for the first six months of 2008 rose $177 million, or 62%, to $463 million from $286 million for the first six months of 2007. The increase reflected growth in net interest income and other income, partially offset by increased assessments for the REFCORP and the AHP.

Net interest income for the second quarter of 2008 rose $126 million, or 59%, to $338 million from $212 million for the second quarter of 2007. Net interest income for the first six months of 2008 rose $153 million, or 37%, to $570 million from $417 million for the first six months of 2007. The increases in net interest income were primarily driven by a higher net interest spread on the Bank’s mortgage portfolio, as well as higher average advances and investment balances.

Other income for the second quarter of 2008 was a net loss of $10 million, a decrease of $17 million compared to a net gain of $7 million for the second quarter of 2007. The decrease in other income was primarily due to net losses associated with financial instruments carried at fair value, partially offset by net gains on derivatives and hedging activities, which collectively resulted in net losses of $7 million in the second quarter of 2008 compared to net gains of $9 million in the second quarter of 2007. The decrease in other income also reflected higher net interest expense on derivative instruments used in economic hedges, which totaled $4 million in the second quarter of 2008 compared to $2 million in the second quarter of 2007.

Other income for the first six months of 2008 was a net gain of $110 million, an increase of $91 million from $19 million in the first six months of 2007. The increase was primarily due to an increase in net interest income on derivative instruments used in economic hedges, which consisted of net interest income of $63 million for the first six months of 2008 compared to net interest expense of $4 million in the first six months of 2007. This shift reflected the abrupt and significant decrease in interest rates that occurred in early 2008, which had a favorable effect on certain London Interbank Offered Rate (LIBOR)-based interest rate swaps. In addition, the increase in other income was primarily due to net gains associated with derivatives, hedged items, and financial instruments carried at fair value, which resulted in net gains of $45 million in the first six months of 2008 compared to net gains of $22 million in the first six months of 2007.

Nearly all of the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net unrealized gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may sell trading securities prior to maturity, which may also result in a realized gain or loss.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains the net unrealized gains on these financial instruments, after REFCORP and AHP assessments, in restricted retained earnings. As of June 30, 2008, the cumulative effect of the net unrealized gains and losses, net of assessments, on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value was a net unrealized gain of $82 million, which has been retained in restricted retained earnings.

As a result of the combined net increases in net interest income and other income, the Bank’s REFCORP and AHP assessments increased $29 million, or 56%, to $81 million in the second quarter of 2008 from $52 million in the second quarter of 2007, and increased $65 million, or 63%, to $168 million in the first six months of 2008 from $103 million in the first six months of 2007.

During the first six months of 2008, total assets grew $6.0 billion, or 2%, to $328.5 billion from $322.5 billion at December 31, 2007, primarily as a result of growth in investments in held-to-maturity securities, which increased by $7.0 billion, or 18%, to $45.6 billion at June 30, 2008, from $38.6 billion at December 31, 2007. The Bank increased its investments in held-to-maturity securities because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements during the first six months of 2008. In addition, Federal funds sold increased $4.4 billion, or 37%, to $16.1 billion at June 30, 2008, from $11.7 billion at December 31, 2007. The Bank increased its investments in Federal funds sold to maintain financial leverage until the repurchase of capital stock that had been supporting advances.

The increases in held-to-maturity securities and Federal funds sold were partially offset by a decrease in advances, which fell $5.0 billion, or 2%, to $246.0 billion at June 30, 2008, from $251.0 billion at December 31, 2007. During the first six months of 2008, 109 institutions decreased their advances, while 183 institutions increased their advances.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning collateral values and determining how much it will lend against the collateral pledged. In the first six months of 2008, the Bank reviewed and adjusted its lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during the first six months of 2008 the Bank increased margins for certain collateral types, increased secondary market discounts, and increased margins for some individual members.

The Bank monitors its MBS investments for substantive changes in relevant market conditions and any declines in fair value. As of June 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.6 billion, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost. The Bank performed or reviewed analyses on substantially all of its non-agency MBS as of June 30, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of June 30, 2008. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of June 30, 2008, the unrealized losses are temporary. If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments. The Bank cannot predict whether the value of its MBS investments may be other-than-temporarily impaired.

In July and August 2008, four of the Bank’s non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. The four MBS investments had a carrying value of $314 and unrealized losses of $75 at June 30, 2008. As a result of these rating agency actions, the Bank performed additional reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

Market Overview, Financial Trends, and Recent Events

The tremendous turmoil in the housing and financial markets that began in 2007 continues to have a significant impact on the Bank and its members. The Bank’s business and results of operations are sensitive to the condition of the mortgage markets, as well as to general business and economic conditions. These conditions, which may also affect the business and results of operations of the Bank’s members, include declining real estate values, fluctuations in short- and long-term interest rates, the lack of liquidity in the credit markets, and the strength of the United States economy and the local and regional economies in which the Bank’s members conduct business. If any of these current economic conditions deteriorate further, the Bank’s business and results of operation, as well as its members’ business and results of operation, could be adversely affected.

On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB), with the FDIC appointed as conservator, and all outstanding Bank advances to IndyMac Bank, F.S.B., and Bank capital stock held by IndyMac Bank, F.S.B., were transferred to IndyMac Federal Bank, FSB. As of August 5, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $9.1 billion; Bank capital stock held by IndyMac Federal Bank, FSB, was $465 million; and the Bank had a perfected security interest in approximately $24.7 billion in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount). As a result, no allowance for loan losses was deemed necessary by management. The value of the collateral exceeds the carrying amount of the advances outstanding and the Bank expects to collect all amounts due according to the contractual terms of the advances. Two other smaller member institutions were also placed into receivership during July 2008. Neither of these smaller member institutions had any advances outstanding as of July 29, 2008, and no losses were incurred by the Bank. If economic conditions continue to deteriorate, other Bank members could be adversely affected.

In the latter half of July 2008, market conditions affected the cost of issuing consolidated obligations, which increased relative to LIBOR. To the extent that the Bank’s cost of funds increases, member institutions may, in turn, experience higher costs for advance borrowings. The Bank continues to have access to all consolidated obligation bond and discount note funding channels.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Selected Balance Sheet Items at Quarter End
Total Assets(1)	$328,474	$332,480	$322,446	$304,111	$234,607
Advances	246,008	248,425	251,034	236,184	171,019
Held-to-Maturity Securities	45,552	43,793	38,585	31,759	30,154
Interest-Bearing Deposits in Banks	14,932	14,112	14,590	14,226	8,306
Federal Funds Sold	16,052	19,623	11,680	15,861	19,062
Consolidated Obligations:(2)
Bonds	233,510	228,750	225,328	219,723	194,305
Discount Notes	77,753	84,872	78,368	68,027	25,361
Capital Stock – Class B – Putable	13,763	14,049	13,403	12,629	9,782
Total Capital	14,066	14,339	13,627	12,794	9,954

Selected Operating Results for the Quarter
Net Interest Income	$338	$232	$267	$247	$212
Other Income/(Loss)	(10)	120	75	(39)	7
Other Expense	24	25	27	24	23
Assessments	81	87	84	49	52

Net Income	$223	$240	$231	$135	$144

Selected Other Data for the Quarter
Net Interest Margin(3)	0.42%	0.29%	0.34%	0.38%	0.37%
Operating Expenses as a Percent of Average Assets	0.02	0.03	0.03	0.03	0.03
Return on Assets	0.27	0.29	0.29	0.20	0.25
Return on Equity	6.37	6.94	7.02	4.86	5.65
Annualized Dividend Rate	6.19	5.73	5.43	5.26	5.14
Spread of Dividend Rate to Dividend Benchmark(4)	3.13	2.13	1.16	0.73	0.61
Dividend Payout Ratio(5)	93.69	79.28	75.16	105.16	88.61

Selected Other Data at Quarter End
Capital to Assets Ratio(1),(6)	4.34	4.38	4.30	4.24	4.29
Duration Gap (in months)	3	4	2	1	1

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or Federal Housing Finance Board (Finance Board) regulation, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2008, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
June 30, 2008	$1,255,475
March 31, 2008	1,220,431
December 31, 2007	1,189,706
September 30, 2007	1,148,571
June 30, 2007	970,857

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(4)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(5)	This ratio is calculated as dividends declared per share divided by net income per share.
(6)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2008 and 2007, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the second quarter of 2008 compared to the second quarter of 2007 and for the first six months of 2008 compared to the first six months of 2007. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	June 30, 2008				June 30, 2007
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$14,099		$91	2.60%	$7,648		$102	5.35%
Securities purchased under agreements to resell	—		—	—	537		8	5.98
Federal funds sold	12,770		77	2.43	12,568		167	5.33
Trading securities:
MBS	54		1	7.45	63		1	6.37
Held-to-maturity securities:
MBS	40,017		470	4.72	25,633		334	5.23
Other investments	3,146		21	2.68	2,584		35	5.43
Mortgage loans	3,965		48	4.87	4,439		54	4.88
Advances(1)	252,890		1,864	2.96	177,426		2,371	5.36
Loans to other FHLBanks	14		—	2.08	5		—	5.24

Total interest-earning assets	326,955		2,572	3.16	230,903		3,072	5.34
Other assets(2)	7,810		—	—	2,952		—	—

Total Assets	$334,765		$2,572	3.09%	$233,855		$3,072	5.27%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$230,264		$1,683	2.94%	$198,105		$2,579	5.22%
Discount notes	81,329		541	2.68	20,796		271	5.23
Deposits	1,356		7	2.08	698		9	5.17
Borrowings from other FHLBanks	22		—	2.09	2		—	5.34
Mandatorily redeemable capital stock	195		3	6.19	98		1	5.14
Other borrowings	9		—	2.40	2		—	5.31

Total interest-bearing liabilities	313,175		2,234	2.87	219,701		2,860	5.22
Other liabilities(2)	7,486		—	—	3,951		—	—

Total Liabilities	320,661		2,234	2.80	223,652		2,860	5.13
Total Capital	14,104		—	—	10,203		—	—

Total Liabilities and Capital	$334,765		2,234	2.68%	$233,855		$2,860	4.91%

Net Interest Income			$338				$212

Net Interest Spread(3)				0.29%				0.12%

Net Interest Margin(4)				0.42%				0.37%

Interest-earning Assets/Interest-bearing Liabilities	104.40%				105.10%

Total Average Assets/Capital Ratio(5)	23.4	x			22.7	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest income/(expense) on interest rate exchange agreements of $(142) million and $57 million for the second quarter of 2008 and 2007, respectively. Interest expense on consolidated obligation bonds includes interest income/(expense) of $565 million and $(227) million for the second quarter of 2008 and 2007, respectively.
(2)	Includes forward settling transactions and fair value adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133) and SFAS 159.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$(11)	$58	$(69)
Securities purchased under agreements to resell	(8)	(4)	(4)
Federal funds sold	(90)	3	(93)
Held-to-maturity securities:
MBS	136	171	(35)
Other Investments	(14)	6	(20)
Mortgage loans	(6)	(6)	—
Advances(2)	(507)	783	(1,290)

Total interest-earning assets	(500)	1,011	(1,511)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(896)	366	(1,262)
Discount notes	270	457	(187)
Deposits	(2)	5	(7)
Mandatorily redeemable capital stock	2	2	—

Total interest-bearing liabilities	(626)	830	(1,456)

Net interest income	$126	$181	$(55)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Six months ended
	June 30, 2008				June 30, 2007
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$14,730		$230	3.14%	$8,342		$221	5.34%
Securities purchased under agreements to resell	—		—	—	441		12	5.49
Federal funds sold	14,451		209	2.91	13,137		347	5.33
Trading securities:
MBS	55		2	7.31	66		2	6.11
Held-to-maturity securities:
MBS	37,063		910	4.94	25,839		659	5.14
Other investments	3,590		59	3.30	2,848		77	5.45
Mortgage loans	4,023		97	4.85	4,502		111	4.97
Advances(1)	250,217		4,448	3.57	180,287		4,796	5.36
Loans to other FHLBanks	16		—	2.77	4		—	5.30

Total interest-earning assets	324,145		5,955	3.69	235,466		6,225	5.33
Other assets(2)	8,792		—	—	3,238		—	—

Total Assets	$332,937		$5,955	3.60%	$238,704		$6,225	5.26%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$227,117		$4,031	3.57%	$200,136		$5,190	5.23%
Discount notes	81,512		1,331	3.28	23,119		601	5.24
Deposits	1,374		17	2.49	594		15	5.09
Borrowings from other FHLBanks	16		—	1.45	1		—	5.33
Mandatorily redeemable capital stock	206		6	5.96	100		2	5.01
Other borrowings	8		—	3.10	4		—	5.32

Total interest-bearing liabilities	310,233		5,385	3.49	223,954		5,808	5.23
Other liabilities(2)	8,684		—	—	4,322		—	—

Total Liabilities	318,917		5,385	3.40	228,276		5,808	5.13
Total Capital	14,020		—	—	10,428		—	—

Total Liabilities and Capital	$332,937		$5,385	3.25%	$238,704		$5,808	4.91%

Net Interest Income			$570				$417

Net Interest Spread(3)				0.20%				0.10%

Net Interest Margin(4)				0.35%				0.36%

Interest-earning Assets/ Interest-bearing Liabilities	104.48%				105.14%

Total Average Assets/Capital Ratio(5)	23.4	x			22.7	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest income/(expense) on interest rate exchange agreements of $(154) million and $116 million for the first six months of 2008 and 2007, respectively. Interest expense on consolidated obligation bonds includes interest income/(expense) of $752 million and $(485) million for the first six months of 2008 and 2007, respectively.
(2)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133 and SFAS 159.
(3)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(5)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Interest-bearing deposits in banks	$9	$125	$(116)
Securities purchased under agreements to resell	(12)	(6)	(6)
Federal funds sold	(138)	32	(170)
Held-to-maturity securities:
MBS	251	278	(27)
Other Investments	(18)	17	(35)
Mortgage loans	(14)	(11)	(3)
Advances(2)	(348)	1,538	(1,886)

Total interest-earning assets	(270)	1,973	(2,243)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1,159)	640	(1,799)
Discount notes	730	1,028	(298)
Deposits	2	13	(11)
Mandatorily redeemable capital stock	4	3	1

Total interest-bearing liabilities	(423)	(1,684)	(2,107)

Net interest income	$153	$289	$(136)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 42 basis points for the second quarter of 2008, 5 basis points higher than the net interest margin for the second quarter of 2007, which was 37 basis points. The increase reflected higher net interest spreads on the combined mortgage loan and MBS portfolio, a higher net interest spread on non-MBS investments—interest-bearing deposits in banks, securities purchased under agreements to resell (resale agreements), Federal funds sold and other non-MBS investments classified as held-to-maturity, and a higher net interest spread on advances made to members during the second quarter of 2008 compared to the second quarter of 2007. The increase was partially offset by a lower yield on invested capital due to the lower interest rate environment during the second quarter of 2008 compared to the same period in 2007.

The net interest margin was 35 basis points for the first six months of 2008, 1 basis point lower than the net interest margin for the first six months of 2007, which was 36 basis points. The decrease reflected a lower yield on invested capital due to the lower interest rate environment, partially offset by higher profit spreads on the combined mortgage loan and MBS portfolio, a higher net interest spread on non-MBS investments, and a higher net interest spread on advances made to members during the first six months of 2008 compared to the first six months of 2007.

The net interest spread was 29 basis points for the second quarter of 2008, 17 basis points higher than the net interest spread for the second quarter of 2007, which was 12 basis points. The net interest spread was 20 basis points for the first six months of 2008, 10 basis points higher than the net interest spread for the first six months of 2007, which was 10 basis points. The increases reflected a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on non-MBS investments and new advances, which were driven primarily by lower funding costs relative to LIBOR during the second quarter and first six months of 2008 relative to the same periods in 2007, as events adversely affecting the financial markets led to higher demand for FHLBank consolidated obligations. The increases were net of the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).

Net Interest Income

Second Quarter of 2008 Compared to Second Quarter of 2007. Net interest income in the second quarter of 2008 was $338 million, a 59% increase from $212 million in the second quarter of 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average advances and investment balances. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income on non-MBS investments decreased $123 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease consisted of a $186 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $63 million increase attributable to a 29% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $130 million in the second quarter of 2008 compared to the second quarter of 2007. The increase consisted of a $171 million increase attributable to a 56% increase in average MBS outstanding, partially offset by a $35 million decrease attributable to lower average yields on MBS investments and a $6 million decrease attributable to an 11% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $7 million in the second quarter of 2008 and $1 million in the second quarter of 2007.

Interest income from advances decreased $507 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease consisted of a $1.3 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $783 million increase attributable to a 43% increase in average advances outstanding, reflecting higher member demand during the second quarter of 2008 relative to the second quarter of 2007.

Interest expense on consolidated obligations (bonds and discount notes) decreased $626 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease consisted of a $1.4 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by an $823 million increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007. Net interest income in the first six months of 2008 was $570 million, a 37% increase from $417 million in the first six months of 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average advances and investments balances. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income on non-MBS investments decreased $159 million in the first six months of 2008 compared to the first six months of 2007. The decrease consisted of a $327 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $168 million increase attributable to a 32% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $237 million in the first six months of 2008 compared to the first six months of 2007. The increase consisted of a $278 million increase attributable to a 43% increase in average MBS outstanding, partially offset by a $27 million decrease attributable to lower average yields on MBS investments, an $11 million decrease attributable to an 11% decrease in average mortgage loans outstanding, and a $3 million decrease attributable to lower average yields on mortgage loans. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which increased interest income by $2 million in the first six months of 2008 and decreased interest income by $15 million in the first six months of 2007.

Interest income from advances decreased $348 million in the first six months of 2008 compared to the first six months of 2007. The decrease consisted of a $1.9 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $1.5 billion increase attributable to a 39% increase in average advances outstanding, reflecting higher member demand during the first six months of 2008 relative to the first six months of 2007.

Interest expense on consolidated obligations (bonds and discount notes) decreased $429 million in the first six months of 2008 compared to the first six months of 2007. The decrease consisted of a $2.1 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by a $1.7 billion increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

The growth in average interest-earning assets and net interest income during the second quarter of 2008 compared to the second quarter of 2007 and during the first six months of 2008 compared to the first six months of 2007 was driven primarily by higher member demand for advances in the second half of 2007. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income

Second Quarter of 2008 Compared to Second Quarter of 2007. Other income for the second quarter of 2008 was a net loss of $10 million, a decrease of $17 million compared to a net gain of $7 million for the second quarter of 2007. The decrease in other income was primarily due to net losses associated with derivatives, hedged items, and financial instruments carried at fair value and higher net interest expense on derivative instruments used in economic hedges.

Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at their overall fair value or fair value attributable to changes in the designated benchmark interest rate, so that some or all of the unrealized gain or loss recognized on the derivatives is offset by a corresponding unrealized loss or gain on the underlying hedged instruments. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the value of the hedged item or the variability in the cash flows of the forecasted transaction, is recorded in “Net gain on derivative and hedging activities.” In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recognized in net gain on derivatives and hedging activities without any offsetting unrealized loss or gain from the associated asset or liability.

Under SFAS 159, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank records the unrealized gains and losses on these assets and liabilities in “Net (loss)/gain on instruments held at fair value.” In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

In general, the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. Therefore, for these financial instruments, nearly all of the cumulative net gains and losses that are unrealized gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms of the hedged financial instrument, associated interest rate exchange agreement, or financial instrument carried at fair value. However, the Bank may have instances in which these instruments are terminated prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related income effects during the second quarter of 2008 were primarily driven by (i) an increase in interest rates, (ii) the changes in consolidated obligation rate levels and consolidated obligation spreads to LIBOR, and (iii) a decrease in swaption volatilities during the second quarter of 2008. The negative fair value impact from the increased market rates experienced in the second quarter of 2008 is generally expected to reverse over the remaining term to maturity. The negative impacts from the spread and volatility changes in the second quarter of 2008 are also expected to reverse over time as the spread and volatility levels revert to the market conditions that existed prior to August 2007.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Net (Loss)/Gain on Instruments Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were net losses of $228 million for the second quarter of 2008. The $228 million net losses, primarily driven by the increase in market rates in the second quarter of 2008 relative to the first quarter of 2008, consisted of $256 million in unrealized fair value losses on $22.5 billion of advances carried at fair value, partially offset by $28 million in unrealized fair value gains on $26.4 billion of consolidated obligation bonds carried at fair value.

Net Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain on derivatives and hedging activities” in the second quarter of 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

(In millions)	Three months ended
	June 30, 2008					June 30, 2007
Hedged Item	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges			Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges

Advances	$2	$—	$306	$(47)	$261	$—	$—	$2	$1	$3
Consolidated obligations	22	—	(109)	43	(44)	4	—	3	(3)	4

Total	$24	$—	$197	$(4)	$217	$4	$—	$5	$(2)	$7

During the second quarter of 2008, net gains on derivatives and hedging activities totaled $217 million compared to net gains of $7 million in the second quarter of 2007. These amounts included net interest expense on derivative instruments used in economic hedges of $4 million in the second quarter of 2008 and $2 million in the second quarter of 2007.

The $4 million of net interest expense on derivative instruments used in economic hedges for the second quarter of 2008 consisted of $47 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159. The $47 million of net interest expense was partially offset by $43 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. The increase in net interest expense attributable to interest rate swaps associated with advances and the increase in net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR rates in early 2008 on the floating leg of the interest rate swaps.

For the second quarter of 2007, the $2 million of net interest expense on derivative instruments used in economic hedges was primarily attributable to interest rate swaps associated with consolidated obligations.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the second quarter of 2008 totaled $221 million. The $221 million net gains were primarily attributable to an increase in interest rates and a decrease in swaption volatility levels during the second quarter of 2008. These net gains consisted of unrealized net gains of $308 million attributable to the hedges related to advances, partially offset by unrealized net losses of $87 million attributable to the hedges related to consolidated obligations. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

Excluding the $2 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the second quarter of 2007 totaled $9 million. The $9 million net gains consisted primarily of unrealized net gains of $7 million attributable to the hedges related to consolidated obligations and unrealized net gains of $2 million attributable to the hedges related to advances.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007. Other income for the first six months of 2008 was a net gain of $110 million, an increase of $91 million compared to a net gain of $19 million for the first six months of 2007. The increase was due to higher net interest income on derivative instruments used in economic hedges and net gains primarily associated with derivatives, hedged items, and financial instruments carried at fair value.

SFAS 133- and SFAS 159-related income effects during the first six months of 2008 were primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal Funds target rate from 4.25% to 2.00% since December 31, 2007; (ii) the changes in consolidated obligation rate levels and consolidated obligation spreads to LIBOR; and (iii) an increase in swap volatilities during the first six months of 2008. The positive fair value impact from the declining market rates experienced in the first six months of 2008 is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional unrealized gains, but these unrealized gains, if any, would generally be expected to reverse in the manner described above.

Net (Loss)/Gain on Instruments Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were net gains of $46 million for the first six months of 2008. The $46 million net gains, primarily driven by the sharp decline in interest rates and an increase in swaption volatility during the first six months of 2008, consisted of $63 million in unrealized fair value gains on $26.4 billion of consolidated obligation bonds carried at fair value, partially offset by $17 million in unrealized fair value losses on $22.5 billion of advances carried at fair value.

Net Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain on derivatives and hedging activities” in the first six months of 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

(In millions)	Six months ended
	June 30, 2008					June 30, 2007
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges			Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges

Advances	$(3)	$—	$18	$(48)	$(33)	$(1)	$—	$1	$2	$2
Consolidated obligations	47	—	(63)	111	95	13	—	9	(6)	16

Total	$44	$—	$(45)	$63	$62	$12	$—	$10	$(4)	$18

During the first six months of 2008, net gains on derivatives and hedging activities totaled $62 million compared to net gains of $18 million in the first six months of 2007. These amounts included net interest income on derivative instruments used in economic hedges of $63 million in the first six months of 2008, compared to net interest expense on derivative instruments used in economic hedges of $4 million in the first six months of 2007.

The $63 million of net interest income on derivative instruments used in economic hedges for the first six months of 2008 consisted of $111 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. The $111 million of net interest income was partially offset by $48 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159. The increase in net interest income on derivative instruments used in economic hedges for the first six months of 2008 was primarily due to the abrupt and significant decrease in interest rates that occurred in early 2008, which had a favorable effect on certain LIBOR-based interest rate swaps that effectively converted the repricing frequency of the interest rate swaps from three months to one month. The favorable effect resulted from the one-month leg of the interest rate swaps repricing at the lower interest rates more quickly than the three-month leg of the interest rate swaps.

Excluding the $63 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first six months of 2008 totaled $1 million. The $1 million net losses, primarily attributable to the sharp decline in interest rates during the latter half of 2007 through the first six months of 2008, consisted of unrealized net losses of $16 million attributable to the hedges related to consolidated obligations, partially offset by unrealized net gains of $15 million attributable to the hedges related to advances. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first six months of 2007 totaled $22 million. The $22 million net gains consisted primarily of unrealized net gains of $22 million attributable to the hedges related to consolidated obligations.

Return on Equity

Return on equity (ROE) was 6.37% (annualized) for the second quarter of 2008, an increase of 72 basis points from the second quarter of 2007. This increase reflected the 55% increase in net income, to $223 million in the second quarter of 2008 from $144 million in the second quarter of 2007. The growth in net income more than kept pace with the growth in average capital, which increased 38%, to $14.1 billion in the second quarter of 2008 from $10.2 billion in the second quarter of 2007.

ROE was 6.65% (annualized) for the first six months of 2008, an increase of 113 basis points from the first six months of 2007. This increase reflected the 62% increase in net income, to $463 million in the first six months of 2008 from $286 million in the first six months of 2007. The growth in net income more than kept pace with the growth in average capital, which increased 35%, to $14.0 billion in the first six months of 2008 from $10.4 billion in the first six months of 2007.

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

The Finance Board’s regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2008, advances maturing within five years totaled $234.6 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2007, advances maturing within five years totaled $242.5 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of June 30, 2008, and December 31, 2007, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133, 157, and 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net unrealized gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net unrealized gains resulting from the transition impact of adopting SFAS 157 and SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net unrealized gains are reversed by periodic net unrealized losses, the amount of cumulative net unrealized gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $82 million at June 30, 2008, and $47 million at December 31, 2007.

Other Retained Earnings – Targeted Buildup – In addition to the above gains, the Bank holds a targeted amount in other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit or operations risk event, an extremely adverse SFAS 133 or 159 quarterly result, or an extremely low (or negative) level of net income before the effects of SFAS 133 and 159 resulting from an adverse interest rate environment. The targeted amount, based on the Bank’s analysis, is currently $296 million. Under this provision of the Retained Earnings and Dividend Policy, each quarter the Bank will retain 10% of earnings, excluding the effects of SFAS 133 and 159, in restricted retained earnings until the amount of restricted retained earnings under this provision of the Retained Earnings and Dividend Policy reaches $296 million. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $224 million at June 30, 2008, and $180 million at December 31, 2007. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the $296 million target by the end of 2009. The Bank is currently reviewing its retained earnings and retained earnings target to determine whether any changes are appropriate.

Dividend Paid – The Bank’s dividend rate increased to 6.19% (annualized) for the second quarter of 2008 compared to 5.14% (annualized) in the second quarter of 2007. The spread between the dividend rate and the dividend benchmark increased to 3.13% for the second quarter of 2008 compared to 0.61% for the second quarter of 2007. These increases reflect a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the second quarter of 2008 compared to the same period in 2007. The increased spread between the dividend rate and the dividend benchmark also reflects a decrease in the dividend benchmark, resulting from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008.

The increase in the dividend rate and the increase in the spread between the dividend rate and the dividend benchmark were partially offset by an increase in the amount of earnings that the Bank retained to build its retained earnings to a targeted amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy. The amounts retained in accordance with this provision of the Retained Earnings and Dividend Policy totaled $23 million in the second quarter of 2008 and $14 million in the second quarter of 2007. These retained amounts represented 10% of the Bank’s earnings in the applicable periods, excluding the effects of SFAS 133 and 159, and reduced the annualized dividend rate by 68 basis points in the second quarter of 2008 and by 57 basis points in the second quarter of 2007.

The Bank’s dividend rate increased to 5.96% (annualized) for the first six months of 2008 compared to 5.01% (annualized) in the first six months of 2007. The spread between the dividend rate and the dividend benchmark increased to 2.63% for the first six months of 2008 compared to 0.51% for the first six months of 2007. These increases reflect a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the first six months of 2008 compared to the same period in 2007. The increased spread between the dividend rate and the dividend benchmark also reflects a decrease in the dividend benchmark, resulting from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008.

The increase in the dividend rate and the increase in the spread between the dividend rate and the dividend benchmark were partially offset by an increase in the amount of earnings that the Bank retained to build its retained earnings to a targeted amount of $296 million, in accordance with the Bank’s Retained Earnings and Dividend Policy. The amounts retained in accordance with this provision of the Retained Earnings and Dividend Policy totaled $44 million in the first six months of 2008 and $28 million in the first six months of 2007. These retained amounts represented 10% of the Bank’s earnings in the applicable periods, excluding the effects of SFAS 133 and 159, and reduced the annualized dividend rate by 65 basis points in the first six months of 2008 and by 56 basis points in the first quarter of 2007.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2007 to 2006 – Dividends” in the Bank’s 2007 Form 10-K.

Financial Condition

Total assets were $328.5 billion at June 30, 2008, a 2% increase from $322.5 billion at December 31, 2007, primarily as a result of growth in investments in held-to-maturity securities, which increased by $7.0 billion or 18%, to $45.6 billion at June 30, 2008, from $38.6 billion at December 31, 2007. In addition, Federal funds sold increased by $4.4 billion, or 37%, to $16.1 billion at June 30, 2008, from $11.7 billion at December 31, 2007. The increases were partially offset by a decrease in advances, which fell $5.0 billion, or 2%, to $246.0 billion at June 30, 2008, from $251.0 billion at December 31, 2007. Average total assets were $334.8 billion for the second quarter of 2008, a 43% increase compared to $233.9 billion for the second quarter of 2007. Average total assets were $332.9 billion for the first six months of 2008, a 39% increase compared to $238.7 billion for the second quarter of 2007. Average advances were $252.9 billion for the second quarter of 2008, a 43% increase from $177.4 billion in the second quarter of 2007. Average advances were $250.2 billion for the first six months of 2008, a 39% increase from $180.3 billion in the first six months of 2007. Members increased advances for various reasons, including increases in the cost of alternative funding sources, as well as limited availability of liquidity from other sources.

Advances outstanding at June 30, 2008, included unrealized gains of $715 million, of which $412 million represented unrealized gains on advances hedged in accordance with SFAS 133 and $303 million represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2007, included unrealized gains of $604 million, all of which represented unrealized gains on advances hedged in accordance with SFAS 133. The overall increase in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2007, to June 30, 2008, was primarily attributable to lower short- to intermediate-term advance rates during the first six months of 2008.

Total liabilities were $314.4 billion at June 30, 2008, a 2% increase from $308.8 billion at December 31, 2007, reflecting increases in consolidated obligations outstanding from $303.7 billion at December 31, 2007, to $311.3 billion at June 30, 2008. The increase in consolidated obligations outstanding paralleled the increase in assets during the first six months of 2008. Average total liabilities were $320.7 billion for the second quarter of 2008, a 43% increase compared to $223.7 billion for the second quarter of 2007. Average total liabilities were $318.9 billion for the first six months of 2008, a 40% increase compared to $228.3 billion for the first six months of 2007. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $311.6 billion in the second quarter of 2008 and $218.9 billion in the second quarter of 2007. Average consolidated obligations were $308.6 billion in the first six months of 2008 and $223.3 billion in the first six months of 2007.

Consolidated obligations outstanding at June 30, 2008, included unrealized losses of $1.4 billion from consolidated obligation bonds hedged in accordance with SFAS 133, partially offset by $2 million in unrealized fair value gains on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. Consolidated obligations outstanding at December 31, 2007, included unrealized losses of $1.5 billion, all of which represented unrealized losses on consolidated obligation bonds hedged in accordance with SFAS 133. The overall decrease in the unrealized losses of the hedged consolidated obligation bonds and consolidated obligation bonds carried at fair value from December 31, 2007, to June 30, 2008, was primarily attributable to the decrease in shorter term interest rates during the first six months of 2008.

As provided by the FHLBank Act or Finance Board regulation, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2008, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,255.5 billion at June 30, 2008, and $1,189.7 billion at December 31, 2007.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to maintain higher levels of capital, among other requirements. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions at other FHLBanks.

As of June 30, 2008, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of June 30, 2008, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, one FHLBank a long-term credit rating of AA+, and one FHLBank a long-term credit rating of AA. As of June 30, 2008, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2008, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Board to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net gain on derivatives and hedging activities” in other income. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment decreased to $282.4 billion (86% of total assets) at June 30, 2008, from $284.0 billion (88% of total assets) at December 31, 2007, representing a decrease of $1.6 billion, or 1%. The decrease reflected lower demand for advances by the Bank’s members, partially offset by higher investments in Federal funds sold.

Adjusted net interest income for this segment was $217 million in the second quarter of 2008, an increase of $38 million, or 21%, compared to $179 million in the second quarter of 2007. In the first six months of 2008, adjusted net interest income for this segment was $426 million, an increase of $67 million, or 19%, compared to $359 million in the first six months of 2007. The increases were primarily attributable to higher average advances and investment balances.

Adjusted net interest income for this segment represented 65% and 85% of total adjusted net interest income for the second quarter of 2008 and 2007, respectively, and 67% and 87% of total adjusted net interest income for the first six months of 2008 and 2007, respectively.

Advances – Advances outstanding decreased by $5.0 billion, or 2%, to $246.0 billion at June 30, 2008, from $251.0 billion at December 31, 2007. The decrease reflects a $9.7 billion decrease in fixed rate advances, partially offset by a $2.7 billion increase in adjustable rate advances and a $1.8 billion increase in variable rate overnight advances.

Advances outstanding to the Bank’s three largest members totaled $165.4 billion at June 30, 2008, a net decrease of $8.7 billion from $174.0 billion at December 31, 2007. Of this decrease, $16.4 billion was attributable to lower advance borrowings by the Bank’s two largest members, partially offset by a $7.7 billion increase in advances to the Bank’s third largest member. The decrease was further offset by a net increase in advances outstanding to other members of varying asset sizes and charter types. In total, 109 institutions decreased their advances during the first six months of 2008, while 183 institutions increased their advances.

Average advances were $252.9 billion in the second quarter of 2008, a 43% increase from $177.4 billion in the second quarter of 2007. Average advances were $250.2 billion in the first six months of 2008, a 39% increase from $180.3 billion in the first six months of 2007. Members increased advances for various reasons, including increases in the cost of alternative funding sources, as well as limited availability of liquidity from other sources.

The components of the advances portfolio at June 30, 2008, and December 31, 2007, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	June 30, 2008	December 31, 2007
Standard advances:
Adjustable – LIBOR	$135,328	$130,847
Adjustable – other indices	3,388	4,723
Fixed	78,095	94,339
Daily variable rate	6,014	4,224

Subtotal	222,825	234,133

Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	20
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	4,000	4,400
Fixed – amortizing	624	666
Fixed with PPS(1)	12,223	4,573
Fixed – callable at member’s option	737	1,813
Fixed – putable at Bank’s option	4,098	4,081
Fixed – putable at Bank’s option with PPS(1)	753	728

Subtotal	22,455	16,281

Total par value	245,280	250,414
SFAS 133 valuation adjustments	412	604
SFAS 159 valuation adjustments	303	—
Net unamortized premiums	13	16

Total	$246,008	$251,034

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of high-quality financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis and to supplement earnings. The Bank’s total non-MBS investment portfolio was $34.7 billion as of June 30, 2008, an increase of $3.9 billion, or 13%, from $30.8 billion as of December 31, 2007. During the first six months of 2008, Federal funds sold increased $4.4 billion, interest-bearing deposits in banks increased $0.3 billion, while commercial paper decreased $0.8 billion. The Bank increased its non-MBS investments to maintain financial leverage until the repurchase of capital stock on July 31, 2008. For more information on the repurchase of capital stock, see Note 7 to the Financial Statements.

Non-MBS investments other than housing finance agency bonds generally have terms to maturity of three months or less. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Total liabilities (primarily consolidated obligations) funding the advances-related business decreased $2.1 billion, or 1%, from $270.4 billion at December 31, 2007, to $268.3 billion at June 30, 2008, primarily to maintain financial leverage until the repurchase of capital stock on July 31, 2008. For more information on the repurchase of capital stock, see Note 7 to the Financial Statements. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At June 30, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $292.1 billion, of which $72.4 billion were hedging advances and $219.7 billion were hedging consolidated obligations. At December 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $288.9 billion, of which $62.6 billion were hedging advances and $226.3 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. However, in the latter half of July 2008, market conditions significantly increased volatility in GSE debt pricing and funding costs compared to recent historical levels. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview, Financial Trends, and Recent Events.”

The Federal Reserve Board, through its Federal Open Market Committee, kept the Federal funds rate unchanged during the first and second quarters of 2007 at 5.25%. On September 18, 2007, the Federal Open Market Committee reduced its Federal funds rate target for the first time in four years from 5.25% to 4.75%. In anticipation of further slowing in economic activity, on October 31, 2007, December 11, 2007, January 22, 2008, January 30, 2008, March 18, 2008, and April 30, 2008, the Federal Open Market Committee lowered its target for the Federal funds rate a total of 275 basis points to 2.00%. Both short-term and long-term U.S. Treasury securities rates generally followed this downward trend in the Federal funds rate. The following table provides selected market interest rates as of the dates shown.

Market Instrument	June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
Federal Reserve target rate for overnight Federal funds	2.00%	4.25%	5.25%	5.25%
3-month Treasury bill	1.72	3.24	4.80	5.01
3-month LIBOR	2.78	4.70	5.36	5.36
2-year Treasury note	2.63	3.06	4.87	4.81
5-year Treasury note	3.34	3.46	4.93	4.69

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes relative to LIBOR were lower in the first six months of 2008 than in the first six months of 2007, reflecting a “flight to quality” premium associated with GSE debt that began during the second half of 2007 and continued through the first six months of 2008.

The average relative cost of FHLBank System discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first six months of 2008 compared to the first six months of 2007, reflecting strong investor demand for short-term GSE debt. The average relative cost of FHLBank System consolidated obligation bonds issued in the first six months of 2008 was slightly lower than the cost of comparable bonds issued in the first six months of 2007, also reflecting strong investor demand for GSE debt.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first six months of 2008 and 2007.

Spread of average cost of consolidated obligations to LIBOR for the six months ended
(In basis points)	June 30, 2008	June 30, 2007
Consolidated obligation auctioned and negotiated bonds	– 19.4	– 17.6
Consolidated obligation auctioned discount notes	– 45.7	– 15.2

At June 30, 2008, the Bank had outstanding $127.8 billion of swapped non-callable bonds and $17.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 62% of the Bank’s total consolidated obligation bonds outstanding at June 30, 2008. At December 31, 2007, the Bank had $119.3 billion of swapped non-callable bonds and $38.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding at December 31, 2007.

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

At June 30, 2008, assets associated with this segment were $46.1 billion (14% of total assets), an increase of $7.7 billion, or 20%, from $38.4 billion at December 31, 2007 (12% of total assets). The increase was due to higher investments in MBS, which grew $7.8 billion to $41.9 billion at June 30, 2008, from $34.1 billion at December 31, 2007, partially offset by lower mortgage loan balances, which decreased $0.2 billion to $3.9 billion at June 30, 2008, from $4.1 billion at December 31, 2007.

In the second quarter of 2008, average MBS investments increased $14.4 billion to $40.1 billion compared to $25.7 billion in the second quarter of 2007. In the first six months of 2008, MBS investments increased $11.2 billion to $37.1 billion compared to $25.9 billion in the first six months of 2007. These increases were due to the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements in the second quarter and first six months of 2008 relative to the same periods in 2007.

Average mortgage loans decreased $0.4 billion to $4.0 billion in the second quarter of 2008 from $4.4 billion in the second quarter of 2007. Average mortgage loans decreased $0.5 billion to $4.0 billion in the first six months of 2008 from $4.5 billion in the first six months of 2007.

Adjusted net interest income for this segment was $117 million in the second quarter of 2008, an increase of $86 million, or 277%, from $31 million in the second quarter of 2007. In the first six months of 2008, adjusted net interest income for this segment was $207 million, an increase of $153 million, or 283%, from $54 million in the first six months of 2007. The increases were primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. Lower short-term funding costs, measured as a spread below LIBOR, also favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio. The wider market spreads on MBS that have been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans. The increase also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which decreased adjusted net interest income by $7 million in the second quarter of 2008, decreased adjusted net interest income by $1 million in the second quarter of 2007, increased adjusted net interest income by $2 million in the first six months of 2008, and decreased adjusted net interest income by $15 million in the first six months of 2007.

Adjusted net interest income for this segment represented 35% and 15% of total adjusted net interest income for the second quarter of 2008 and 2007, respectively, and 33% and 13% of total adjusted net interest income for the first six months of 2008 and 2007, respectively.

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

At June 30, 2008, and December 31, 2007, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2007 Form 10-K. Mortgage loan balances at June 30, 2008, and December 31, 2007, were as follows:

(In millions)	June 30, 2008	December 31, 2007
MPF Plus	$3,567	$3,768
Original MPF	354	382

Subtotal	3,921	4,150
Unamortized premiums	—	2
Unamortized discounts	(19)	(19)

Mortgage loans held for portfolio	3,902	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,901	$4,132

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $1 million at June 30, 2008, and $1 million at December 31, 2007. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2007 Form 10-K.

At June 30, 2008, the Bank had 58 loans totaling $7 million classified as nonaccrual or impaired. Forty-one of these loans totaling $5 million were in foreclosure or bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 million classified as nonaccrual or impaired. Thirty-four of these loans totaling $4 million were in foreclosure or bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $41.9 billion, or 294% of Bank capital (as defined by the Finance Board), at June 30, 2008, compared to $34.1 billion, or 246% of Bank capital, at December 31, 2007. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements during the first six months of 2008. All MBS purchases during the first six months of 2008 were agency or AAA-rated non-agency MBS. All but one of the non-agency MBS purchases were backed by agency bonds. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s other-than-temporary impairment analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks by purchasing primarily intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

On March 24, 2008, the Finance Board authorized the FHLBanks to increase their purchases of MBS by increasing the regulatory limit on MBS purchases from 300% of capital to 600% of capital. The Finance Board requires an FHLBank to provide prior notification of its first acquisition under the temporary authority and include in its notification a description of the risk management principles underlying its purchases and an updated retained earnings analysis. The temporary authority is limited to MBS issued or backed by pools of mortgages guaranteed by Fannie Mae or Freddie Mac, including collateralized mortgage obligations or real estate mortgage investment conduits backed by the MBS. Furthermore, the temporary authority is limited to MBS backed by mortgage loans originated after January 1, 2008, and underwritten to conform to the standards imposed by the federal banking regulators on non-traditional and subprime mortgages in 2006 and 2007. The temporary authority expires on March 31, 2010. The Bank has reviewed the temporary authority and currently does not plan to implement it.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $7.7 billion, or 20%, from $38.4 billion at December 31, 2007, to $46.1 billion at June 30, 2008, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At June 30, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $13.6 billion, all of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At June 30, 2008, $13.1 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of June 30, 2008, and December 31, 2007.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2008	December 31, 2007
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$43,475	$42,155
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	—	1,787
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	—	4,439
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	—	3,895
Subtotal Fair Value Hedges			43,475	52,276
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,470	2,370
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	175
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	3,063	4,573
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	28	2,715
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	19,173	—
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	4,020	525

(In millions)

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2008	December 31, 2007
Subtotal Economic Hedges(1)			28,904	10,358
Total			72,379	62,634
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	96,652	111,307
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	3,563	2,734
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	15	—
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	5,255	7,330
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	25,700	—
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	49,651	48,236
Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	30	3,080
Subtotal Economic Hedges(1)			84,214	61,380
Total			180,866	172,687
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	16,736	37,505
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	74	877
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	693	—
Subtotal Economic Hedges(1)			767	877
Total			17,503	38,382

(In millions)

			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2008	December 31, 2007
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	3,135	2,672
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	30,611	19,523
Total			33,746	22,195
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	26	28
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	1,090	1,190
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	60	60
Total			1,150	1,250
Total Notional Amount			$305,670	$297,176

(1)	Economic hedges are derivatives that are matched to balance sheet instruments for which the Bank has elected the fair value option in accordance with SFAS 159 or balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under SFAS 133.

At June 30, 2008, the total notional amount of interest rate exchange agreements outstanding was $305.7 billion, compared with $297.2 billion at December 31, 2007. The $8.5 billion increase in the notional amount of derivatives during the first six months of 2008 was primarily due to a net $9.7 billion increase in interest rate exchange agreements hedging the market risk of fixed rate advances and an $11.5 billion increase in interest rate exchange agreements hedging consolidated obligation discount notes. The increase in interest rate exchange agreements hedging consolidated obligation discount notes reflected increased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month. The increases were partially offset by a $12.7 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflects the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of June 30, 2008, and December 31, 2007.

(In millions)

June 30, 2008

	Notional Amount	Derivatives	Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$43,475	$(408)	$412	$—	$4
Non-callable bonds	96,652	1,297	(1,322)	—	(25)
Callable bonds	16,736	107	(116)	—	(9)

Subtotal	156,863	996	(1,026)	—	(30)

Not qualifying for hedge accounting (economic hedges):
Advances	28,904	(197)	—	209	12
Non-callable bonds	83,740	—	—	48	48
Non-callable bonds with embedded derivatives	474	1	—	—	1
Callable bonds	767	(3)	—	18	15
Discount notes	33,746	30	—	—	30
MBS – trading	26	—	—	—	—
Intermediated	1,150	—	—	—	—

Subtotal	148,807	(169)	—	275	106

Total excluding accrued interest	305,670	827	(1,026)	275	76
Accrued interest	—	736	(1,083)	29	(318)

Total	$305,670	$1,563	$(2,109)	$304	$(242)

December 31, 2007

	Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances	$52,276	$(595)	$604	$9
Non-callable bonds	111,307	1,353	(1,405)	(52)
Callable bonds	37,505	103	(128)	(25)

Subtotal	201,088	861	(929)	(68)

Not qualifying for hedge accounting (economic hedges):
Advances	10,358	(5)	—	(5)
Non-callable bonds	60,171	80	—	80
Non-callable bonds with embedded derivatives	1,209	(3)	—	(3)
Callable bonds	877	(3)	—	(3)
Discount notes	22,195	13	—	13
MBS – trading	28	—	—	—
Intermediated	1,250	—	—	—

Subtotal	96,088	82	—	82

Total excluding accrued interest	297,176	943	(929)	14
Accrued interest	—	171	(1,650)	(1,479)

Total	$297,176	$1,114	$(2,579)	$(1,465)

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2008, and December 31, 2007.

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

SFAS 133- and SFAS 159-related income effects during the first six months of 2008 were primarily driven by (i) the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from 4.25% to 2.00% since December 31, 2007; (ii) the changes in consolidated obligation rate levels and consolidated obligation spreads to LIBOR; and (iii) an increase in swap volatilities during the first six months of 2008. The positive impact from the declining market rates experienced in the first six months of 2008 is generally expected to reverse over a period of months as the floating-rate payments that the Bank receives on certain interest rate exchange agreements adjust downward to current market rates. Additional declines in short-term interest rates or additional adverse changes in spreads and volatility could create additional unrealized gains, but these unrealized gains, if any, would generally be expected to reverse in the manner described above.

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

Credit Exposure to Derivatives Counterparties

(In millions)

June 30, 2008

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$255,775	$1,328	$1,249	$79
A	49,001	262	248	14
BBB	319	1	1	—

Subtotal	305,095	1,591	1,498	93
Member institutions(2)	575	1	1	—

Total derivatives	$305,670	$1,592	$1,499	$93

December 31, 2007

Counterparty Credit Rating	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(1)	$251,497	$1,040	$843	$197
A	45,054	151	131	20

Subtotal	296,551	1,191	974	217
Member institutions(2)	625	4	4	—

Total derivatives	$297,176	$1,195	$978	$217

(1)	Includes notional amounts of derivatives contracts outstanding totaling $2.7 billion at June 30, 2008, and $1.6 billion at December 31, 2007, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(2)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At June 30, 2008, the Bank had a total of $305.7 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$305.1 billion represented notional amounts of derivatives contracts outstanding with 23 derivatives dealer counterparties. Seven of these counterparties made up 76% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 7% to 17% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $46.9 billion of derivatives outstanding at June 30, 2008, were affiliates of members, and one counterparty, with $2.7 billion outstanding at June 30, 2008, was a member of the Bank.

•

$575 million represented notional amounts of derivatives contracts with four non-derivatives dealer member counterparties. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at June 30, 2008, was $1.6 billion, which consisted of:

•

$1.6 billion of gross credit exposure on open derivatives contracts with 17 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $93 million.

•

$1 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with four member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

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

•

$625 million represented notional amounts of derivatives contracts with five non-derivatives dealer member counterparties. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2007, was $1.2 billion, which consisted of:

•

$1.2 billion of gross credit exposure on open derivatives contracts with 14 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $217 million.

•

$4 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with two member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $1.6 billion at June 30, 2008, and $1.2 billion at December 31, 2007. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure grew $397 million from December 31, 2007, to June 30, 2008. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2007, to June 30, 2008, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2008, and December 31, 2007.

Concentration of Derivatives Counterparties

(Dollars in millions)		June 30, 2008		December 31, 2007
Derivatives Counterparty	Credit Rating	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$50,863	17%	$44,600	15%
JPMorgan Chase Bank, N.A.	AA	49,524	16	50,066	17
Barclays Bank PLC	AA	33,063	11	33,427	11

Subtotal		133,450	44	128,093	43
Others		172,220	56	169,083	57

Total		$305,670	100%	$297,176	100%

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first six months of 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following June 30, 2008, and December 31, 2007. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2008		As of December 31, 2007
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$1,083	$1,083	$648	$2,648
Commitments to purchase investments	—	478	—	755
Maturing member term deposits	3	22	—	10
Borrowings	—	—	1,055	1,055
Discount note and bond maturities and expected exercises of bond call options	7,817	82,454	4,710	82,102

Subtotal obligations	8,903	84,037	6,413	86,570

Sources of available funds:
Maturing investments	10,121	33,831	6,211	29,958
Proceeds from scheduled settlements of discount notes and bonds	1,021	1,486	2,265	2,355
Maturing advances and scheduled prepayments	9,896	51,654	7,688	60,999

Subtotal sources	21,038	86,971	16,164	93,312

Net funds available	$12,135	$2,934	$9,751	$6,742

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	$—	$29,024	$—	$28,278
Housing finance agency bonds	—	582	—	737
Marketable money market investments	13,418	—	16,494	—

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2007 Form 10-K.

Capital

Total capital as of June 30, 2008, was $14.1 billion, a 3% increase from $13.6 billion as of December 31, 2007. The increase primarily reflects additional capital stock purchases by existing members to support additional borrowings during the period, and, to a lesser degree, capital stock purchases by new members.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2008, and December 31, 2007. During the first six months of 2008, the Bank’s required risk-based capital increased from $1.6 billion at December 31, 2007, to $3.2 billion at June 30, 2008. The increase was due to higher market risk capital requirements, reflecting the impact of unrealized losses on the Bank’s MBS investment portfolio.

Regulatory Capital Requirements

	June 30, 2008		December 31, 2007
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,214	$14,258	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.34%	4.00%	4.30%
Total regulatory capital	$13,139	$14,258	$12,898	$13,859
Leverage ratio	5.00%	6.51%	5.00%	6.45%
Leverage capital	$16,424	$21,387	$16,122	$20,789

The Bank’s capital requirements are more fully discussed in the Bank’s 2007 Form 10-K in Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Under the Housing and Economic Recovery Act of 2008, enacted on July 30, 2008, the director of the new Federal Housing Finance Agency will be responsible for setting the risk-based capital standards for the FHLBanks. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Changes to Regulation of GSEs.”

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

As discussed in the Bank’s 2007 Form 10-K, the Bank holds a security interest in subprime residential mortgage loans pledged as collateral. At June 30, 2008, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all advances, including those made to members pledging subprime mortgage loans, are fully collateralized. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K. In addition, the Bank prohibits the purchase of MBS backed by pools of residential mortgage loans labeled as subprime or having certain Bank-defined subprime characteristics. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Financial Condition – Segment Information – Mortgage-Related Business – MBS Investments” in the Bank’s 2007 Form 10-K.

Other factors that the Bank considers in assigning borrowing capacities to a member’s collateral include the pledging method for loans (specific identification, blanket lien, or required delivery), data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The following table presents a summary of the status of members’ credit outstanding and overall collateral borrowing capacity as of June 30, 2008, and December 31, 2007. During the first six months of 2008, the Bank adjusted the internal credit quality ratings of a large number of members because of the financial deterioration of these members resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each member an internal rating from one to ten, with one as the highest rating. Changes in the number of members in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality ratings of current members based on the analysis discussed above.

Member Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

June 30, 2008

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	180	152	$142,098	$196,580	72%
4-6	217	156	94,643	143,317	66
7-10	27	18	13,160	14,212	93

Total	424	326	$249,901	$354,109	71%

December 31, 2007

	All Members	Members with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	265	211	$180,972	$262,657	69%
4-6	133	88	69,413	82,218	84
7-10	7	3	1,211	1,567	77

Total	405	302	$251,596	$346,442	73%

(1)	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K.

On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, with the FDIC appointed as conservator, and all outstanding Bank advances to IndyMac Bank, F.S.B., and Bank capital stock held by IndyMac Bank, F.S.B., were transferred to IndyMac Federal Bank, FSB. As of August 5, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $9.1 billion; Bank capital stock held by IndyMac Federal Bank, FSB, was $465 million; and the Bank had a perfected security interest in approximately $24.7 billion in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount). The value of the collateral exceeds the carrying amount of the advances outstanding and the Bank expects to collect all amounts due according to the contractual terms of the advances. As a result, no allowance for loan losses was deemed necessary by management.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank’s investments may include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. In January and April 2008, certain housing agency bonds held by the Bank, which were issued by the California Housing Finance Agency and insured by either Ambac Assurance Corporation (Ambac) or MBIA Insurance Corporation (MBIA), were downgraded from AAA to AA as a result of downgrades of Ambac’s and MBIA’s financial strength ratings to AA by Fitch Ratings. In June 2008, Fitch Ratings withdrew all of its ratings on Ambac and MBIA. In June 2008, Standard & Poor’s lowered its financial strength ratings on Ambac and MBIA to AA, and Moody’s Investors Service lowered its financial strength ratings on Ambac to Aa3 and MBIA to A2. The result of these rating actions is that, as of August 8, 2008, $577 million of the Bank’s housing agency bonds were rated AA (lower of Standard & Poor’s or Moody’s Investors Service’s ratings). As of August 8, 2008, $194 million of housing agency bonds issued by the California Housing Finance Agency and insured by Financial Security Assurance were placed on negative watch by Moody’s Investors Service. Based on information obtained from the rating agencies, the Bank’s California Housing Finance Agency bonds are AA-rated without considering the bond insurance. The Bank expects to collect all amounts due according to the contractual terms of these securities.

In addition, the Bank’s investments include non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. At June 30, 2008, 42% of the carrying value of the Bank’s MBS portfolio was labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied. The following table details the par amount of the Alt-A securities as of June 30, 2008, by year of issuance, with the average currently available credit enhancement securing the credit risk. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the security will take a loss. The calculated average credit enhancement amount is a dollar-weighted average of all the MBS in each category shown.

(Dollars in millions)
Year of Issuance:	Par Amount	Average Credit Enhancement
2003 and earlier	$685	16.84%
2004	1,498	16.51
2005	7,274	17.92
2006	2,178	24.66
2007	5,531	33.15
2008	417	32.05

Total	$17,583	23.72%

The Bank monitors its MBS investments for substantive changes in relevant market conditions and any declines in fair value. As of June 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.6 billion, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

When an individual investment security’s fair value falls below its amortized cost basis, the Bank evaluates whether the decline is other-than-temporary. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank also considers several qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, the length of time and extent that fair value has been less than the amortized cost, and the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it is probable that it will collect all amounts due according to the contractual terms of the securities. For these securities, the Bank performed or reviewed analyses on substantially all of its non-agency MBS as of June 30, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of June 30, 2008. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of June 30, 2008, the unrealized losses are temporary. If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments. The Bank cannot predict whether the value of its MBS investments may be other-than-temporarily impaired.

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of other-than-temporary impairment. These projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

In July and August 2008, four of the Bank’s Alt-A non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. The four MBS had a carrying value of $314 million and unrealized losses of $75 million at June 30, 2008. Three of these MBS investments were also placed on negative watch for potential additional downgrades in the future.

In addition, since the end of 2007 through August 8, 2008, 16 of the Bank’s AAA-rated Alt-A non-agency MBS and 2 AAA-rated prime non-agency MBS have been placed on negative watch by Moody’s Investors Service or Fitch Ratings. The 16 AAA-rated Alt-A non-agency MBS had a carrying value of $1.6 billion and unrealized losses of $326 million at June 30, 2008. The 2 AAA-rated prime non-agency MBS had a carrying value of $628 million and unrealized losses of $39 million at June 30, 2008.

As a result of these rating agency actions, the Bank performed additional reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2007 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in these judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

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

Any significant changes in the judgments and assumptions made during the first six months of 2008 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2007 Form 10-K and in Note 10 to the Financial Statements.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of June 30, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, the fair values of these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

The Bank currently does not have any assets or liabilities carried at fair value that are categorized within Level 3 of the fair value hierarchy. The Bank monitors and evaluates the inputs into its fair value measurements to ensure that the asset or liability is properly categorized in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Because items classified as Level 3 are generally based on unobservable inputs, the process to determine the fair value of such items is generally more subjective and involves a higher degree of management judgment and assumptions.

The assumptions and judgment applied by management may have a significant effect on the Bank’s estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See Note 10 to the Financial Statements for further information regarding SFAS 157, including the classification within the fair value hierarchy of all the Bank’s assets and liabilities carried at fair value as of June 30, 2008.

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

The Bank made significant estimates in projecting the cash flows on non-agency MBS with unrealized losses in its analysis of other-than-temporary impairment. These projected cash flows included expectations of delinquencies, estimated prepayment rates, future estimated housing prices, and projected losses on foreclosures. Different estimates and assumptions could produce different results. For more information, see below for a discussion of the Bank’s other-than-temporary impairment analysis of its MBS portfolio.

Other-Than-Temporary Impairment for Investment Securities. The Bank applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115) to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank also considers qualitative factors when determining whether other-than-temporary impairment has occurred, including external rating agency actions or changes in a security’s external credit rating, the composition of underlying collateral, sufficiency of the credit enhancement, the length of time and extent to which the fair value has been less than the amortized cost, and the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

As of June 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.6 billion, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost. The Bank performed or reviewed analyses on substantially all of its non-agency MBS as of June 30, 2008, using models that project prepayments, default rates, and loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. These analyses and reviews showed that the credit enhancement protection in these securities was sufficient to protect the Bank from losses based on current expectations. All of these MBS had a credit rating of AAA as of June 30, 2008. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of June 30, 2008, the unrealized losses are temporary. If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments. The Bank cannot predict whether the value of its MBS investments may be other-than-temporarily impaired.

In July and August 2008, four of the Bank’s non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. The four MBS had a carrying value of $314 and unrealized losses of $75 at June 30, 2008. As a result, the Bank performed additional reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Changes to Regulation of GSEs. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Act) was enacted. The Act is designed, among other things, to address the current housing finance crisis, expand the Federal Housing Administration’s financing authority, and address GSE reform issues. The Bank is currently reviewing the effect of the Act on the Bank’s business and operations. The Act:

•

Creates a new federal agency, the Federal Housing Finance Agency (Finance Agency), the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. The Finance Board, the FHLBanks’ former regulator, will be abolished on July 30, 2009. Finance Board regulations, policies, and directives immediately transferred to the new Finance Agency, and during the one-year transition, the Finance Board will be responsible for winding up its affairs. Each FHLBank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

•

Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009, and supplements the existing limit of $4.0 billion. There were no purchases by the U.S. Treasury of obligations issued by the FHLBanks during the six-month period ended June 30, 2008.

•	Authorizes the director of the Finance Agency (Director) to set risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

•	Provides the Director with conservatorship and receivership authority over the FHLBanks.

•

Provides that each FHLBank’s board of directors will be comprised of 13 directors, or such other number as the Director deems appropriate, a majority of whom must be directors or officers of members and at least two-fifths of whom will be non-member independent directors (nominated by the FHLBank’s board of directors in consultation with the Affordable Housing Advisory Council of the FHLBank). Two of the independent directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory grandfathering rules for the number of elective director seats by state remain, unless FHLBanks merge.

•	Removes the annual limit on FHLBank directors’ compensation.

•

Allows the Director to prohibit FHLBank compensation to executive officers that is not reasonable and comparable with compensation in similar businesses. If an FHLBank is undercapitalized, the Director may also restrict any increase in compensation of executive officers and may require an FHLBank that is significantly undercapitalized to dismiss certain executive officers. Until December 31, 2009, the Director has additional authority to approve, disapprove, or modify executive compensation in connection with the U.S. Treasury’s temporary authority to purchase obligations issued by the FHLBanks.

•

Requires the Director to issue regulations to facilitate the sharing of information among the FHLBanks to, among other things, enable the FHLBanks to assess their joint and several liability obligations.

•	Provides the FHLBanks with express statutory exemptions from certain provisions of the federal securities laws.

•

Allows FHLBanks to voluntarily merge with the approval of the Director and their respective boards of directors, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLBank member approval.

•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.

•	Allows FHLBank districts to be reduced to fewer than eight districts as a result of voluntary mergers or as a result of the Director’s action to liquidate an FHLBank.

•	Provides FHLBank membership eligibility for community development financial institutions.

•	Redefines community financial institutions as institutions with assets not exceeding $1.0 billion and adds secured loans for community development activities as eligible collateral for FHLBanks.

•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•	Authorizes the Director to establish low- and very low-income and certain other housing goals for loans acquired by the FHLBanks.

•

Amends Section 149(b)(3) of the Internal Revenue Code to allow a tax-exempt bond supported by an FHLBank standby letter of credit to retain its tax-exempt status, provided that the bond is issued between July 30, 2008, and December 31, 2010.

•

Authorizes an FHLBank under its Affordable Housing Program to provide subsidized advances for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Act.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,255.5 billion at June 30, 2008, and $1,189.7 billion at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $310.2 billion at June 30, 2008, and $302.9 billion at December 31, 2007. At June 30, 2008, the Bank had committed to the issuance of $1.4 billion in consolidated obligation bonds, of which $55 million were hedged with associated interest rate swaps, and $46 million in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 million in consolidated obligation bonds, of which $400 million were hedged with associated interest rate swaps, and $1.5 billion in consolidated obligation discount notes, of which $1.2 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 11 and 19 to the Financial Statements in the Bank’s 2007 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit.

These advance commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2008, the Bank had $1.1 billion of advance commitments and $4.6 billion in standby letters of credit outstanding. At December 31, 2007, the Bank had $2.6 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at June 30, 2008, and December 31, 2007.

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

The Bank’s market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of SFAS 133, 157, and 159) to changes in interest rates. This risk profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of “net portfolio value of capital” and future earnings (excluding the impact of SFAS 133, 157, and 159) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through (i) net portfolio value of capital sensitivity analyses and market value of capital sensitivity analyses, (ii) net interest income sensitivity analyses, and (iii) repricing gap analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk

Net Portfolio Value of Capital Sensitivity and Market Value of Capital Sensitivity

The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. As presented below, the Bank continues to measure, monitor, and report on market value of capital sensitivity, but no longer has a policy limit as of May 2008.

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of

MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market price of MBS and mortgage loans are not likely to be faced by the Bank unless the assets are classified as other-than-temporarily impaired. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of June 30, 2008. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

To determine the Bank’s estimated risk sensitivities to interest rates for both the net portfolio value of capital sensitivity and market value of capital sensitivity analyses, the Bank uses a third-party proprietary asset and liability system to calculate estimated net portfolio values under alternative interest rate scenarios. The system analyzes all of the Bank’s financial instruments including derivatives on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a mortgage prepayment model.

The Net Portfolio Value of Capital Sensitivity table below measures and reports on the sensitivity of the net portfolio value of capital and future earnings (excluding the impact of SFAS 133, 157, and 159) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2008
+200 basis-point change above current rates	–5.4%
+100 basis-point change above current rates	–2.5
–100 basis-point change below current rates	+2.1
–200 basis-point change below current rates	+2.5

(1)	Instantaneous change from actual rates at dates indicated

The Market Value of Capital Sensitivity table below measures and reports on the sensitivity of capital value and future earnings (excluding the impact of SFAS 133, 157, and 159) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2008	December 31, 2007
+200 basis-point change above current rates	–9.3%	–6.6%
+100 basis-point change above current rates	–5.1	–3.4
–100 basis-point change below current rates	+6.8	+3.2
–200 basis-point change below current rates	+14.2	+4.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of June 30, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of June 30, 2008, were 79 basis points higher for terms of 1 year, 89 basis points higher for terms of 5 years, and 57 basis points higher for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgages assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. With the indicated interest rate shifts, the potential dividend yield for the projected period July 2008 through June 2009 would be expected to decline by 1 basis point, well within the policy limit of –120 basis points.

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

Repricing Gap Analysis

As of June 30, 2008

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$34,676	$—	$—	$—
Advances	183,810	9,968	48,076	4,154
Other assets	1,710	—	—	—

Total Assets	220,196	9,968	48,076	4,154

Liabilities
Consolidated obligations:
Bonds	116,894	15,810	59,385	11,426
Discount notes	59,424	2,724	—	—
Deposits	247	—	—	—
Mandatorily redeemable capital stock	—	—	189	—
Other liabilities	1,924	—	209	96

Total Liabilities	178,489	18,534	59,783	11,522

Interest rate exchange agreements	(33,341)	9,471	16,591	7,279

Periodic gap of advances-related business	8,366	905	4,884	(89)

Mortgage-related business:
Assets
MBS	11,404	1,916	18,802	9,805
Mortgage loans	256	206	1,514	1,925
Other assets	252	—	—	—

Total Assets	11,912	2,122	20,316	11,730

Liabilities
Consolidated obligations:
Bonds	3,269	3,026	14,454	9,246
Discount notes	14,518	1,087	—	—
Other liabilities	480	—	—	—

Total Liabilities	18,267	4,113	14,454	9,246

Interest rate exchange agreements	2,495	730	(3,225)	—

Periodic gap of mortgage-related business	(3,860)	(1,261)	2,637	2,484

Total periodic gap	4,506	(356)	7,521	2,395

Cumulative gap	$4,506	$4,150	$11,671	$14,066

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was 3 months at June 30, 2008, and 2 months at December 31, 2007.

Total Bank Duration Gap Analysis

	June 30, 2008		December 31, 2007
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$328,474	7	$322,446	5
Liabilities	314,408	4	308,819	3

Net	$14,066	3	$13,627	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

The increase in the duration gap during the first six months of 2008 is related to the extraordinarily wide mortgage asset spreads from an extremely illiquid market. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s duration gap would be materially unchanged from December 31, 2007.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of June 30, 2008, in “Repricing Gap Analysis” above shows that approximately $8.4 billion of net assets for the advances-related business (59% of capital) were scheduled to mature or reprice in the six-month period following June 30, 2008, which is consistent with the Bank’s guidelines. Net market value sensitivity analyses and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business segment.

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

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small. Any MPF loans acquired are either medium- or long-term fixed rate mortgage assets, resulting in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

At least monthly, management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. Management then considers rebalancing strategies to modify the estimated mortgage portfolio market risks. Periodically, management performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, management may take actions to rebalance the mortgage portfolio’s estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new MBS purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market price of MBS and mortgage loans are not likely to be faced by the Bank unless the assets are classified as other-than-temporarily impaired. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2008
+200 basis-point change above current rates	–4.1%
+100 basis-point change above current rates	–4.9
–100 basis-point change below current rates	+1.5
–200 basis-point change below current rates	+1.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank also measures, monitors, and discloses the market value sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2008, and December 31, 2007.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable to

the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2008	December 31, 2007
+200 basis-point change	–7.4%	–5.1%
+100 basis-point change	–4.2	–2.8
–100 basis-point change	+5.9	+2.3
–200 basis-point change	+12.3	+2.2

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of June 30, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of June 30, 2008, were 79 basis points higher for terms of 1 year, 89 basis points higher for terms of 5 years, and 57 basis points higher for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgages assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

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

Internal Control Over Financial Reporting

For the second quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2008.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)