Form 10-Q
period 2008-09-30
Federal Home Loan Bank of San Francisco
filed 2008-11-14
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2008
Class B Stock, par value $100	131,536,290

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$2,459	$5
Federal funds sold	16,360	11,680
Trading securities(a)	37	58
Held-to-maturity securities (fair values were $48,822 and $52,496, respectively)(b)	53,830	53,175
Advances (includes $38,666 at fair value under the fair value option at September 30, 2008)	263,045	251,034
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1.0 and $0.9, respectively	3,795	4,132
Accrued interest receivable	886	1,590
Premises and equipment, net	19	16
Derivative assets	807	642
Other assets	191	114

Total Assets	$341,429	$322,446
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$373	$223
Term	231	16
Other	30	2
Non-interest-bearing - Other	2	3

Total deposits	636	244

Borrowings:
Other Federal Home Loan Banks	—	955
Other	—	100

Total borrowings	—	1,055

Consolidated obligations, net:
Bonds (includes $29,658 at fair value under the fair value option at September 30, 2008)	235,290	225,328
Discount notes	87,455	78,368

Total consolidated obligations	322,745	303,696

Mandatorily redeemable capital stock	3,898	229
Accrued interest payable	1,730	2,432
Affordable Housing Program	210	175
Payable to REFCORP	25	58
Derivative liabilities	225	102
Other liabilities	1,068	828

Total Liabilities	330,537	308,819

Commitments and Contingencies: Note 11
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
106 shares and 134 shares, respectively	10,614	13,403
Restricted retained earnings	280	227
Accumulated other comprehensive loss	(2)	(3)

Total Capital	10,892	13,627

Total Liabilities and Capital	$341,429	$322,446
(a)	Includes $0 at September 30, 2008, and $7 at December 31, 2007, pledged as collateral that may be repledged.
(b)	Includes $84 at September 30, 2008, and $43 at December 31, 2007, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2008	2007	2008	2007
Interest Income:
Advances	$1,841	$2,741	$6,289	$7,537
Prepayment fees on advances, net	(10)	1	(10)	1
Securities purchased under agreements to resell	—	1	—	13
Federal funds sold	78	170	287	517
Trading securities	—	1	2	3
Held-to-maturity securities	585	549	1,784	1,506
Mortgage loans held for portfolio	48	51	145	162

Total Interest Income	2,542	3,514	8,497	9,739

Interest Expense:
Consolidated obligations:
Bonds	1,673	2,736	5,704	7,926
Discount notes	462	527	1,793	1,128
Deposits	6	2	23	17
Mandatorily redeemable capital stock	8	2	14	4

Total Interest Expense	2,149	3,267	7,534	9,075

Net Interest Income	393	247	963	664

Other (Loss)/Income:
Services to members	1	1	1	1
Net gain on advances and consolidated obligation bonds held at fair value	99	—	145	—
Net loss on derivatives and hedging activities	(326)	(40)	(264)	(22)
Other	1	—	3	1

Total Other Loss	(225)	(39)	(115)	(20)

Other Expense:
Compensation and benefits	13	12	39	37
Other operating expense	12	9	27	24
Federal Housing Finance Agency/Federal Housing Finance Board	3	2	7	6
Office of Finance	1	1	5	4

Total Other Expense	29	24	78	71

Income Before Assessments	139	184	770	573

REFCORP	25	34	141	105
Affordable Housing Program	13	15	65	47

Total Assessments	38	49	206	152

Net Income	$101	$135	$564	$421

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock					Accumulated Other
	Class B—Putable		Retained Earnings			Comprehensive	Total
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)	Capital
Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	43	4,365					4,365
Repurchase/redemption of capital stock	(27)	(2,738)					(2,738)
Capital stock reclassified to mandatorily redeemable capital stock	—	(8)					(8)
Comprehensive income:
Net income				421	421		421

Total comprehensive income							421

Transfers to restricted retained earnings			27	(27)	—		—
Dividends on capital stock (5.10%)
Stock issued	4	394	—	(394)	(394)		—
Balance, September 30, 2007	126	$12,629	$170	$—	$170	$(5)	$12,794
Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	16	1,587					1,587
Repurchase/redemption of capital stock	(12)	(1,196)					(1,196)
Capital stock reclassified to mandatorily redeemable capital stock	(37)	(3,707)					(3,707)
Comprehensive income:
Net income				564	564		564
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							565

Transfers to restricted retained earnings			53	(53)	—		—
Dividends on capital stock (5.24%)
Stock issued	5	527		(527)	(527)		—
Balance, September 30, 2008	106	$10,614	$280	$—	$280	$(2)	$10,892

(a)	Adjustments to the opening balance consist of the effects of adopting SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$564	$421
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	(230)	163
Non-cash interest on mandatorily redeemable capital stock	14	4
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	(145)	—
Change in net fair value adjustment on derivatives and hedging activities	(65)	(247)
Net change in:
Accrued interest receivable	539	(291)
Other assets	(67)	(9)
Accrued interest payable	(628)	(23)
Other liabilities	36	8

Total adjustments	(546)	(395)

Net cash provided by operating activities	18	26

Cash Flows from Investing Activities:
Net change in:
Securities purchased under agreements to resell	—	200
Federal funds sold	(3,720)	(418)
Deposits for mortgage loan program with other Federal Home Loan Banks	—	1
Premises and equipment	(7)	(5)
Trading securities:
Proceeds from maturities	21	17
Held-to-maturity securities:
Net decrease/(increase) in short-term	6,105	(3,292)
Proceeds from maturities of long-term	4,646	4,444
Purchases of long-term	(12,105)	(7,459)
Advances:
Principal collected	1,177,982	1,518,959
Made to members	(1,190,091)	(1,571,149)
Mortgage loans held for portfolio:
Principal collected	336	400

Net cash used in investing activities	(16,833)	(58,302)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended September 30,
(In millions)	2008	2007
Cash Flows from Financing Activities:
Net change in:
Deposits	428	(298)
Borrowings from other Federal Home Loan Banks	(955)	—
Other borrowings	(100)	—
Net payments on derivative contracts with financing elements	(116)	—
Net proceeds from consolidated obligations:
Bonds issued	108,270	85,617
Discount notes issued	657,679	224,638
Bonds transferred from other Federal Home Loan Banks	164	497
Payments for consolidated obligations:
Bonds matured or retired	(98,085)	(66,908)
Discount notes matured or retired	(648,355)	(186,872)
Proceeds from issuance of capital stock	1,587	4,365
Payments for repurchase/redemption of mandatorily redeemable capital stock	(52)	(23)
Payments for repurchase/redemption of capital stock	(1,196)	(2,738)

Net cash provided by financing activities	19,269	58,278

Net increase in cash and cash equivalents	2,454	2
Cash and cash equivalents at beginning of period	5	7

Cash and cash equivalents at end of period	$2,459	$9

Supplemental Disclosures:
Interest paid during the period	$9,437	$9,384
Affordable Housing Program payments during the period	30	33
REFCORP payments during the period	174	110
Transfers of mortgage loans to real estate owned	2	1
Non-cash dividends on capital stock	527	394

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Background Information

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act, among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the Federal Home Loan Banks (FHLBanks) effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law.

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

Reclassifications. During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities” in its Statements of Condition, Statements of Income, and Statements of Cash Flows based on the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These financial instruments have been reclassified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on the total assets, net interest income, or net income of the Bank. The effect of the reclassifications on the Bank’s prior period financial statements is presented below:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Before Reclassification	Reclassification	After Reclassification
Statement of Condition at December 31, 2007
Interest-bearing deposits in banks	$14,590	$(14,590)	$—
Held-to-maturity securities	38,585	14,590	53,175

Statements of Income
Three months ended September 30, 2007:
Interest income: Interest-bearing deposits in banks	149	(149)	—
Interest income: Held-to-maturity securities	400	149	549
Nine months ended September 30, 2007:
Interest income: Interest-bearing deposits in banks	370	(370)	—
Interest income: Held-to-maturity securities	1,136	370	1,506

Statement of Cash Flows for the nine months ended September 30, 2007
Investing Activities:
Net change in interest-bearing deposits in banks	(4,903)	4,903	—
Held-to-maturity securities: Net decrease/(increase) in short-term	1,611	(4,903)	(3,292)

In addition, the disclosures required by SFAS 115 were not presented for prior periods. The amount of held-to-maturity securities maturing within one year and with fixed rate interest payment terms at December 31, 2007, was $3,688. After the reclassification, the amount of held-to-maturity securities maturing within one year and with fixed rate interest payment terms at December 31, 2007, was $18,278, and the resulting totals disclosed in the applicable tables changed accordingly. The weighted average interest rate for the held-to-maturity securities maturing within one year was 4.96%. After the reclassification, the weighted average interest rate became 4.86%, and the resulting totals changed accordingly. In addition, there were no unrealized gains or losses on the negotiable certificates of deposit at December 31, 2007.

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2007 Form 10-K. Other changes to these policies as of September 30, 2008, are discussed in Note 2 to the Financial Statements.

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. On February 14, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1), which removes leasing from the scope of SFAS 157. On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS 157 until January 1, 2009, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Bank adopted SFAS 157 as of January 1, 2008, except for the non-financial assets and non-financial liabilities identified in FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Bank’s results of operations, financial condition, or cash flows at the time of adoption. For more information related to the adoption of SFAS 157, see Note 10 to the Financial Statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Bank’s adoption of FSP FAS 157-3 did not have a material effect on its results of operations, financial condition, or cash flows at the time of issuance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

SFAS 158. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that an employer recognize the funded status of its defined benefit pension and other postretirement plans in the Statements of Condition and recognize as a component of other comprehensive income the gains or losses and prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Bank adopted SFAS 158 for its fiscal year ending December 31, 2006. SFAS 158 did not have a material impact on the Bank’s results of operations, financial condition, or cash flows at the time of adoption.

SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal yearend statements of condition effective for fiscal years ending after December 15, 2008. In accordance with SFAS 158, the Bank remeasured its plan assets and benefit obligations as of the beginning of 2008 and recognized an adjustment to the opening balance of retained earnings. The adoption of the change in the measurement date did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

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

The Bank has made an accounting policy election for using the fair value option in accordance with SFAS 159 for certain categories of financial assets and liabilities. In addition to the items transitioned to the fair value option on January 1, 2008, the Bank has elected that any new transactions in these categories will be accounted for in accordance with SFAS 159. In general, transactions the Bank has

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships. The Bank has also elected the fair value option in accordance with SFAS 159 for the following additional categories for all new transactions entered into starting on January 1, 2008:

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

Cash Flows — SFAS 159 also amends SFAS No. 95, Statement of Cash Flows (SFAS 95), and SFAS 115, to specify that cash flows from trading securities, which include securities for which an entity has elected the fair value option in accordance with SFAS 159, should be classified in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities had to be classified as cash flows from operating activities.

As a result, the Bank has reclassified certain amounts in prior period Statements of Cash Flows to conform to the 2008 presentation. Beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in the Statements of Cash Flows as operating activities. While the Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as the Bank periodically evaluates its liquidity needs. The reclassifications for the nine months ended September 30, 2007, are summarized below:

	Before Reclassification	Reclassification	After Reclassification
Operating Activities:
Net change in trading securities	$17	$(17)	$—

Investing Activities:
Trading securities: Proceeds from maturities	$—	$17	$17

For more information related to the adoption of SFAS 159, see Note 10 to the Financial Statements.

Adoption of FSP FIN 39-1. On April 30, 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision to offset or not to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not to offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 on January 1, 2008, and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior financial statement periods presented. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized below:

	Before Adoption	Effect of Adoption	After Adoption
Assets
Derivative assets	$1,195	$(553)	$642

Effect on total assets	$1,195	$(553)	$642

Liabilities
Deposits – Interest-bearing – Other	$574	$(572)	$2
Accrued interest payable	2,434	(2)	2,432
Derivative liabilities	81	21	102

Effect on total liabilities	$3,089	$(553)	$2,536

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank will adopt SFAS 161 on January 1, 2009. As SFAS 161 impacts financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosures.

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarifies the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. The Bank does not currently enter into credit derivatives but does have guarantees: (i) the Bank’s joint and several liability for FHLBank consolidated obligations, as provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or the regulations governing the operations of the FHLBanks, and (ii) standby letters of credit. FSP FAS 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. Because FSP 133-1 and FIN 45-5 affects only financial statement disclosures, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosures.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$10,527	$—	$(2)	$10,525
Commercial paper	1,700	—	—	1,700
Housing finance agency bonds	802	1	(1)	802

Subtotal	13,029	1	(3)	13,027

Mortgage-backed securities (MBS):
Fannie Mae	10,334	30	(74)	10,290
Freddie Mac	4,539	29	(28)	4,540
Ginnie Mae	19	—	—	19
Non-agency	25,909	—	(4,963)	20,946

Total MBS	40,801	59	(5,065)	35,795

Total	$53,830	$60	$(5,068)	$48,822

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$14,590	$—	$—	$14,590
Commercial paper	3,688	—	—	3,688
Housing finance agency bonds	867	2	—	869

Subtotal	19,145	2	—	19,147

MBS:
Fannie Mae	2,817	15	(5)	2,827
Freddie Mac	2,474	28	(4)	2,498
Ginnie Mae	23	—	—	23
Non-agency	28,716	11	(726)	28,001

Total MBS	34,030	54	(735)	33,349

Total	$53,175	$56	(735)	$52,496

As of September 30, 2008, all of the interest-bearing deposits in banks had a credit rating of at least A, all of the commercial paper had a credit rating of AA, and all of the housing finance agency bonds had a credit rating of at least AA. In addition, all of the agency MBS had a credit rating of AAA, and substantially all of the non-agency MBS had a credit rating of AAA (99.4% based on the amortized cost), with the remainder rated AA or A. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Interest-bearing deposits in banks	$10,525	$2	$—	$—	$10,525	$2
Housing finance agency bonds	802	1	—	—	802	1
Subtotal	11,327	3	—	—	11,327	3
MBS:
Fannie Mae	10,167	72	123	2	10,290	74
Freddie Mac	4,494	26	46	2	4,540	28
Non-agency	6,268	1,085	14,678	3,878	20,946	4,963
Total temporarily impaired	$32,256	$1,186	$14,847	$3,882	$47,103	$5,068

December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Fannie Mae	$2,544	$1	$283	$4	$2,827	$5
Freddie Mac	2,442	3	56	1	2,498	4
Non-agency	15,015	349	12,986	377	28,001	726
Total temporarily impaired	$20,001	$353	$13,325	$382	$33,326	$735

The Bank applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115) to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other than temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank considers quantitative and qualitative factors when determining if an other-than-temporary impairment has occurred, including external rating agency actions or changes in a security’s external credit rating, the composition of underlying collateral, sufficiency of the credit enhancement, and the length of time and extent to which fair value has been less than the amortized cost, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of securities caused by movements in interest rates to be temporary.

As indicated in the tables above, as of September 30, 2008, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $5,068, primarily relating to non-agency MBS. The gross unrealized losses associated with the non-agency MBS were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether or not it is probable that it will collect all of the contractual principal and interest payments of the security.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. For its non-agency MBS, the Bank analyzed a large sample of securities with adverse risk characteristics as of September 30, 2008. The adverse risk characteristics used in selecting the sample of securities for further analysis included: the magnitude of the security’s fair value discount as a percentage of the amortized cost, rating agency adverse actions on the security, including negative watch and/or downgrade, and a variety of criteria that captured the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the ratio of credit enhancement to expected credit losses. For each of the securities selected, a cash flow analysis was performed using models that project prepayments, default rates, and loss severities based on underlying loan level borrower and loan

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

characteristics, expected housing price changes, and interest rate assumptions. The Bank uses these models to estimate the expected cash flows from its securities as part of its process in assessing whether it is probable that the Bank will not collect all of the contractual amounts due. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) owned by the Bank, based on the allocation rules of the deal structure. This analysis showed that, although the performance of the loans underlying the Bank’s non-agency MBS was adversely affected by the significant deterioration of conditions in mortgage and credit markets during the third quarter of 2008, including the rapid acceleration and deepening of housing price declines, the credit enhancement protection in these securities, including the subordinate classes, spread accounts, and in many cases, additional credit support classes, was sufficient to protect the Bank from losses based on current expectations. As of September 30, 2008, all of the Bank’s agency MBS had a credit rating of AAA, and substantially all the Bank’s non-agency MBS had a credit rating of AAA(99.4% based on the amortized cost), with the remainder rated AA or A. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on its MBS are temporary. If the Bank determines that a security is other-than-temporarily impaired, the Bank writes down the security to its fair value, records the difference between the cost basis and the fair value as an other-than-temporary loss in its Statements of Income, and establishes a new cost basis for the security based on the fair value. The new cost basis may be less than the actual amount the Bank expects to realize by holding the security to maturity.

At September 30, 2008, MBS representing 42% of the carrying value of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

In October 2008, two of the Bank’s non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These two MBS had a carrying value of $82 and unrealized losses of $19 at September 30, 2008. Both of these MBS were labeled Alt-A by the issuer.

Following these rating agency actions, the Bank performed reviews on these securities as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Therefore, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on these securities are temporary.

The following is a summary of rating agency actions on the Bank’s non-agency MBS that occurred since the end of 2007 through November 10, 2008:

•

Three of the Bank’s Alt-A non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These three MBS had a carrying value of $107 and unrealized losses of $34 at September 30, 2008. Two of the three downgrades occurred in October 2008, as discussed above.

•

Two of the Bank’s Alt-A non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. These two MBS had a carrying value of $127 and unrealized losses of $47 at September 30, 2008. Both of these MBS were also placed on negative watch for potential additional downgrades in the future.

•

Thirty-two of the Bank’s AAA-rated Alt-A non-agency MBS were placed on negative watch by either Moody’s Investors Service, Standard & Poor’s, or Fitch Ratings. These 32 MBS had a carrying value of $2,666 and unrealized losses of $704 at September 30, 2008.

•

Fifteen of the Bank’s AAA-rated prime non-agency MBS were placed on negative watch by either Moody’s Investors Service or Fitch Ratings. These 15 MBS had a carrying value of $1,831 and unrealized losses of $182 at September 30, 2008.

All of these securities were subject to the same reviews as described above.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For its interest-bearing deposits, the Bank has determined that the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The interest-bearing deposits in banks were all with issuers that had credit ratings of at least A at September 30, 2008, and all of the securities had maturity dates within 45 days of quarter-end. Because of these factors and because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on its interest-bearing deposits are temporary.

For its housing finance agency bonds, which were issued by the California Housing Finance Agency, the Bank has determined that the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. Because the California Housing Finance Agency had a credit rating of AA at September 30, 2008 (based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings), and the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on its housing finance agency bonds are temporary.

Redemption Terms. The following tables show the amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of September 30, 2008, and December 31, 2007. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2008
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$12,227	$12,225	2.79%
Due after one year through five years	17	17	2.95
Due after five years through ten years	28	27	2.92
Due after ten years	757	758	3.03

Subtotal	13,029	13,027	2.81

MBS:
Fannie Mae	10,334	10,290	4.88
Freddie Mac	4,539	4,540	5.09
Ginnie Mae	19	19	3.31
Non-agency	25,909	20,946	4.86

Total MBS	40,801	35,795	4.89

Total	$53,830	$48,822	4.39%

December 31, 2007
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$18,278	$18,278	4.86%
Due one year through five years	20	20	5.06
Due after five years through ten years	31	31	5.03
Due after ten years	816	818	5.15

Subtotal	19,145	19,147	4.88

MBS:
Fannie Mae	2,817	2,827	5.66
Freddie Mac	2,474	2,498	5.84
Ginnie Mae	23	23	5.53
Non-agency	28,716	28,001	5.31

Total MBS	34,030	33,349	5.38

Total	$53,175	$52,496	5.20%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $29 at September 30, 2008, and net premiums of $14 at December 31, 2007.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2008, and December 31, 2007, are detailed in the following table:

	September 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$12,227	$18,278
Adjustable rate	802	867
Subtotal	13,029	19,145
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	4,255	4,374
Adjustable rate	78	91
Collateralized mortgage obligations:
Fixed rate	26,203	21,599
Adjustable rate	10,265	7,966
Subtotal	40,801	34,030
Total	$53,830	$53,175

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have commenced or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, these mortgage loans or MBS related to these mortgage loans.

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.82% to 8.57% at September 30, 2008, and 1.88% to 8.57% at December 31, 2007, as summarized below.

	September 30, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	0.01%	$—	—%
Within 1 year	138,719	2.97	48,466	4.15
After 1 year through 2 years	66,498	3.33	86,793	4.79
After 2 years through 3 years	27,071	3.40	54,462	4.98
After 3 years through 4 years	9,152	3.59	39,805	5.17
After 4 years through 5 years	12,156	3.36	12,974	5.27
After 5 years	8,883	3.84	7,914	5.57

Total par amount	262,480	3.17%	250,414	4.82%

SFAS 133 valuation adjustments	280		604
SFAS 159 valuation adjustments	232		—
Net unamortized premiums	53		16

Total	$263,045		$251,034

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1	$—
Within 1 year	139,033	49,743
After 1 year through 2 years	66,655	86,551
After 2 years through 3 years	27,070	54,298
After 3 years through 4 years	9,002	39,523
After 4 years through 5 years	11,839	12,472
After 5 years	8,880	7,827
Total par amount	$262,480	$250,414

The following table summarizes advances at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1	$—
Within 1 year	142,359	51,071
After 1 year through 2 years	65,766	87,479
After 2 years through 3 years	27,231	54,141
After 3 years through 4 years	8,183	39,555
After 4 years through 5 years	11,694	11,804
After 5 years	7,246	6,364
Total par amount	$262,480	$250,414

Security Terms. The Bank lends to member financial institutions with a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. Under the FHLBank Act, community financial institutions were defined for 2008 as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $625 or less. On July 30, 2008, the Housing Act amended the definition of community financial institutions for 2008 to Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. For more information on security terms, see Note 7 to the Financial Statements in the Bank’s 2007 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions. The following tables present the concentration in advances to these three institutions as of September 30, 2008, and December 31, 2007. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the third quarter of 2008 and 2007 and for the first nine months of 2008 and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	September 30, 2008		December 31, 2007
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$83,526	32%	$95,879	38%
JPMorgan Chase Bank, National Association(2)	63,283	24	—	—
Washington Mutual Bank(2)	—	—	54,050	22
Wachovia Mortgage, FSB(3)	31,660	12	24,110	10

Subtotal	178,469	68	174,039	70
Others	84,011	32	76,375	30

Total par	$262,480	100%	$250,414	100%

Concentration of Interest Income from Advances

	Three Months Ended September 30,
	2008		2007
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$568	28%	$1,212	45%
JPMorgan Chase Bank, National Association(2)	447	22	—	—
Washington Mutual Bank(2)	—	—	353	13
Wachovia Mortgage, FSB(3)	232	12	272	10

Subtotal	1,247	62	1,837	68
Others	748	38	843	32

Total	$1,995	100%	$2,680	100%

	Nine Months Ended September 30,
	2008		2007
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$2,147	33%	$3,333	45%
JPMorgan Chase Bank, National Association(2)	1,414	21	—	—
Washington Mutual Bank(2)	—	—	933	13
Wachovia Mortgage, FSB(3)	719	11	781	11

Subtotal	4,280	65	5,047	69
Others	2,322	35	2,311	31

Total	$6,602	100%	$7,358	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.
(3)	On October 3, 2008, Wells Fargo & Company, a nonmember, announced that it would acquire Wachovia Corporation (Wachovia), the parent company of Wachovia Mortgage, FSB, that completion of the merger is subject to shareholder approvals by Wachovia and customary approval by regulators, and that the merger is expected to be completed in the fourth quarter of 2008.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank held a security interest in collateral from each of its three largest advances borrowers with borrowing capacity in excess of their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, two of Bank’s largest advances borrowers (Citibank, N.A., and Washington Mutual Bank) each owned more than 10% of the Bank’s outstanding capital stock.

On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. As of November 10, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $7,074; Bank capital stock held by IndyMac Federal Bank, FSB, was $362; and the Bank had a perfected security interest in approximately $24,000 in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount). Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to IndyMac Federal Bank, FSB, was deemed necessary by management.

Three other smaller member institutions were also placed into receivership or liquidation during the third quarter of 2008. Two of these institutions had advances outstanding at the time they were placed into receivership. All of these advances have since been repaid, and no losses were incurred by the Bank. The remaining institution did not have any advances outstanding at the time it was placed into liquidation. In addition, one member institution was placed into receivership in November 2008. This institution had advances outstanding totaling $49 at the time it was placed into receivership. All of these advances have since been repaid, and no losses were incurred by the Bank.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2008, and December 31, 2007, are detailed below:

	September 30, 2008	December 31, 2007
Par amount of advances:
Fixed rate	$125,089	$106,200
Adjustable rate	137,391	144,214
Total par amount	$262,480	$250,414

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information as of September 30, 2008, and December 31, 2007, on mortgage loans, all of which are qualifying conventional, conforming fixed rate residential mortgage loans on one- to four-unit residential properties and single-unit second homes.

	September 30, 2008	December 31, 2007
Fixed rate medium-term mortgage loans	$1,219	$1,385
Fixed rate long-term mortgage loans	2,595	2,765

Subtotal	3,814	4,150
Net unamortized discounts	(18)	(17)

Mortgage loans held for portfolio	3,796	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,795	$4,132

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or its successor in interest a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the third quarter of 2008 and 2007, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first nine months of 2008 and 2007, the Bank reduced net interest income for credit enhancement fees totaling $3 and $3, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

September 30, 2008

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,943	77%	21,707	72%
IndyMac Federal Bank, FSB(2)	527	14	5,618	19

Subtotal	3,470	91	27,325	91
Others	344	9	2,631	9

Total	$3,814	100%	29,956	100%

December 31, 2007

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank(1)	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.(2)	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. The Bank expects neither the receivership nor the assumption by JPMorgan Chase Bank, National Association, to have an adverse effect on the mortgage loans and expects JPMorgan Chase Bank, National Association, to continue to fulfill its obligations to provide credit enhancement to the Bank, primarily in the form of supplemental mortgage insurance, and to service the mortgage loans as required.
(2)	On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. IndyMac Federal Bank, FSB, continues to fulfill its obligations to provide credit enhancement to the Bank, in the form of supplemental mortgage insurance, and to service the mortgage loans.

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2008, the Bank had 69 loans totaling $7 classified as nonaccrual or impaired. For 45 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 classified as nonaccrual or impaired. For 34 of these loans, totaling $4, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance, beginning of the period	$0.9	$0.8	$0.9	$0.7
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	0.1	—	0.1	0.1
Balance, end of the period	$1.0	$0.8	$1.0	$0.8

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2007 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $6 for the third quarter of 2008 and $4 for the third quarter of 2007. The Bank’s average recorded investment in impaired loans totaled $6 and $4 for the nine months ended September 30, 2008 and 2007, respectively. The Bank did not recognize any interest income for impaired loans in the third quarter of 2008 and 2007 and in the first nine months of 2008 and 2007.

At September 30, 2008, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of mortgage loans held by the Bank. At December 31, 2007, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of mortgage loans held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or the regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 19 to the Financial Statements in the Bank’s 2007 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2008, and December 31, 2007.

	September 30, 2008		December 31, 2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$120,958	2.93%	$86,008	4.54%
After 1 year through 2 years	46,826	3.30	69,660	4.78
After 2 years through 3 years	20,989	4.15	19,597	4.57
After 3 years through 4 years	10,959	4.88	18,573	5.06
After 4 years through 5 years	13,851	4.28	8,012	5.24
After 5 years	20,688	5.07	22,027	5.26
Index amortizing notes	8	4.61	8	4.61

Total par amount	234,279	3.47%	223,885	4.76%

Unamortized premiums	271		53
Unamortized discounts	(123)		(138)
SFAS 133 valuation adjustments	1,096		1,528
SFAS 159 valuation adjustments	(233)		—

Total	$235,290		$225,328

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $35,954 at September 30, 2008, and $56,133 at December 31, 2007. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $13,939 at September 30, 2008, and $38,382 at December 31, 2007. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate. The unswapped callable bonds are primarily used to hedge the prepayment risk of mortgage loans and fixed rate MBS.

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2008	December 31, 2007
Par amount of consolidated obligation bonds:
Non-callable	$198,325	$167,752
Callable	35,954	56,133
Total par amount	$234,279	$223,885

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Within 1 year	$143,220	$125,509
After 1 year through 2 years	51,523	64,272
After 2 years through 3 years	19,735	13,738
After 3 years through 4 years	5,931	11,638
After 4 years through 5 years	6,496	481
After 5 years	7,366	8,239
Index amortizing notes	8	8
Total par amount	$234,279	$223,885

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	September 30, 2008		December 31, 2007
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$87,832	2.41%	$79,064	4.39%
Unamortized discounts	(377)		(696)

Total	$87,455		$78,368

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2008, and December 31, 2007, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2007 Form 10-K.

	September 30, 2008	December 31, 2007
Par amount of consolidated obligations:
Bonds:
Fixed rate	$134,077	$173,859
Adjustable rate	99,572	46,485
Step-up	201	2,515
Step-down	18	50
Fixed rate that converts to adjustable rate	—	37
Adjustable rate that converts to fixed rate	120	120
Range bonds	283	731
Zero-coupon	—	70
Inverse floating	—	10
Index amortizing notes	8	8
Total bonds, par	234,279	223,885
Discount notes, par	87,832	79,064
Total consolidated obligations, par	$322,111	$302,949

Note 7 – Capital

Capital Requirements. The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. These standards include risk-based capital requirements, which must be met with permanent capital (defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings). In addition, the Bank is subject to a 5.0% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4.0% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of September 30, 2008, and December 31, 2007, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and the regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. In addition, the Finance Board has confirmed that mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements. Under the Housing Act, the director of the new Finance Agency will be responsible for setting the risk-based capital standards for the FHLBanks. On September 9, 2008, each of the FHLBanks, including the Bank, entered into a lending agreement with the United States Department of the Treasury (Treasury). Pursuant to that lending agreement between the Bank and the Treasury, the Bank must notify Treasury promptly if it fails or is about to fail to meet applicable regulatory capital requirements. For more information, see Note 11 to the Financial Statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table shows the Bank’s compliance with its capital requirements at September 30, 2008, and December 31, 2007.

Regulatory Capital Requirements

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Risk-based capital	$3,983	$14,793	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.33%	4.00%	4.30%
Total regulatory capital	$13,657	$14,793	$12,898	$13,859
Leverage ratio	5.00%	6.50%	5.00%	6.45%
Leverage capital	$17,071	$22,189	$16,122	$20,789

The Bank’s capital requirements are discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,898 at September 30, 2008, and $229 at December 31, 2007. These amounts included accrued stock dividends of $35 at September 30, 2008, and $3 at December 31, 2007, and have been classified as a liability in the Statements of Condition. The increase in mandatorily redeemable capital stock is primarily due to the Bank’s obligation to redeem, after the five-year statutory redemption period, the Bank capital stock previously held by two large members, IndyMac Bank, F.S.B., and Washington Mutual Bank, both of which were placed into receivership during the third quarter of 2008. The appointment of a receiver and subsequent transfer of the Bank’s capital stock to a nonmember entity made termination of membership certain to occur. Therefore, in accordance with SFAS 150, the Bank reclassified the capital stock of these two institutions to mandatorily redeemable capital stock (a liability) at fair value, which was equal to the stock’s par value of one hundred dollars per share.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2008, and December 31, 2007.

Contractual Redemption Period	September 30, 2008	December 31, 2007
Within 1 year	$4	$—
After 1 year through 2 years	16	17
After 2 years through 3 years	56	3
After 3 years through 4 years	17	64
After 4 years through 5 years	3,805	145
Total	$3,898	$229

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s activity for mandatorily redeemable capital stock for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three months ended
	September 30, 2008		September 30, 2007
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	19	$189	13	$96
Reclassified from/(to) capital during the period:
Termination of membership	6	3,702	—	—
Withdrawal from membership	1	3	1	—
Conversion of nonmember institution to member institution	—	—	(1)	—
Merger of nonmember institutions	(1)	—	—	—
Repurchase of mandatorily redeemable capital stock	—	(4)	—	(3)
Dividends accrued on mandatorily redeemable capital stock	—	8	—	2

Balance at the end of the period	25	$3,898	13	$95

	Nine months ended
	September 30, 2008		September 30, 2007
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	16	$229	12	$106
Reclassified from/(to) capital during the period:
Termination of membership	6	3,702	—	—
Withdrawal from membership	4	5	3	21
Conversion of nonmember institution to member institution	—	—	(2)	(13)
Merger of nonmember institutions	(1)	—	—	—
Repurchase of mandatorily redeemable capital stock	—	(52)	—	(23)
Dividends accrued on mandatorily redeemable capital stock	—	14	—	4

Balance at the end of the period	25	$3,898	13	$95

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to SFAS 133 and SFAS 159 — In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net gains are reversed by periodic net losses, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy was $82 at June 30, 2008. Because net losses recorded in the third quarter of 2008 exceeded this amount, all of the amount was unrestricted and made available for dividends during the third quarter of 2008, partially offsetting the net losses. In the third quarter of 2008, the Bank separately retained in restricted retained earnings $1, an amount representing the cumulative net fair value losses recorded in other comprehensive income. Retained earnings restricted in accordance with these provisions totaled $1 at September 30, 2008, and $47 at December 31, 2007.

Other Retained Earnings–Targeted Buildup — In addition to the cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds a targeted amount in restricted retained earnings

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary. On September 26, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to modify the target for the buildup of retained earnings, formerly $296, and to accelerate the buildup of targeted retained earnings. Under this provision of the Bank’s Retained Earnings and Dividend Policy, the target is no longer established as a fixed amount in the policy, but is subject to periodic adjustment, up or down, based on the Bank’s then-current retained earnings analysis. Based on the Bank’s most recent analysis, the current target for the buildup of retained earnings is $440. To accelerate the buildup of retained earnings, the policy was also amended to provide for the Bank to retain 20% of earnings and to make available for dividends an amount equal to the remaining 80% of earnings, excluding the effects of SFAS 133 and SFAS 159.

On October 22, 2008, the Board of Directors further amended the Bank’s Retained Earnings and Dividend Policy. In keeping with the Bank’s goal of accelerating the buildup of retained earnings, the Board of Directors eliminated the requirement to reduce the targeted buildup in retained earnings by any cumulative net losses (or increases in cumulative net losses) resulting from the effects of SFAS 133 and SFAS 159 and make that amount available for dividends. The Board of Directors also amended the policy to provide for the Bank to retain 20% of earnings available for dividends, rather than 20% of earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net gain at the beginning and the end of a quarter, the earnings available for dividends will be earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net loss at the beginning or the end of a quarter, the earnings available for dividends will also reflect some or all of any net gains or losses experienced during the quarter.

The Bank amended its Retained Earnings and Dividend Policy again on November 3, 2008, to further accelerate the buildup of retained earnings. Beginning with the third quarter of 2008, each quarter the Bank will retain in restricted retained earnings 30% of earnings available for dividends until the amount of restricted retained earnings reaches the targeted amount. Prior to these recent amendments, the Bank retained 10% of its earnings excluding the effects of SFAS 133 and SFAS 159 in restricted retained earnings. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $279 at September 30, 2008, and $180 at December 31, 2007.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. The Bank generally repurchases capital stock approximately one month after the end of each quarter. The repurchase date may change at the discretion of the Bank. Effective October 1, 2008, the Bank changed the calculation date for excess capital stock repurchase requests. Starting in the fourth quarter of 2008, if a member submits a request for the repurchase of all excess capital stock, the amount of excess stock to be repurchased will be calculated on the last business day of the quarter, rather than on the repurchase date (the last business day of the following month). On the scheduled repurchase date, the Bank recalculates the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the stock repurchase.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank repurchased surplus capital stock totaling $170 in the third quarter of 2008 and $256 in the third quarter of 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $109 in the third quarter of 2008 and $11 in the third quarter of 2007.

The Bank repurchased surplus capital stock totaling $727 in the first nine months of 2008 and $1,685 in the first nine months of 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $521 in the first nine months of 2008 and $1,076 in the first nine months of 2007.

Excess capital stock totaled $1,408 as of September 30, 2008, which included surplus capital stock of $85. On October 31, 2008, the Bank repurchased $65 of surplus capital stock. The Bank also repurchased $1,218 of excess capital stock that was not surplus capital stock, including $873 in excess capital stock that was the subject of repurchase requests submitted during the third quarter of 2008 by nine members, and $345 in excess mandatorily redeemable capital stock repurchased from nonmembers. Excess capital stock totaled $500 after the October 31, 2008, capital stock repurchase.

For more information on excess and surplus capital stock, see Note 14 to the Financial Statements in the Bank’s 2007 Form 10-K.

Limitation on Issuance of Excess Stock. Finance Board rules limit the ability of an FHLBank to create member excess stock under certain circumstances. An FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At September 30, 2008, the Bank’s excess capital stock totaled $1,408, or 0.4% of total assets.

Concentration. The following table represents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2008, or December 31, 2007.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	September 30, 2008		December 31, 2007
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$4,667	32%	$4,899	36%
JPMorgan Chase Bank, National Association(1)	3,182	22	—	—
Washington Mutual Bank(1)	—	—	2,722	20
Wachovia Mortgage, FSB(2)	1,557	11	1,153	9

Total	$9,406	65%	$8,774	65%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is therefore classified as mandatorily redeemable capital stock (a liability) on the Statement of Condition at September 30, 2008. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.
(2)	On October 3, 2008, Wells Fargo & Company, a nonmember, announced that it would acquire Wachovia Corporation (Wachovia), the parent company of Wachovia Mortgage, FSB, that completion of the merger is subject to shareholder approvals by Wachovia and customary approval by regulators, and that the merger is expected to be completed in the fourth quarter of 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On October 31, 2008, the Bank repurchased $1,050 in excess capital stock, including $10 in surplus capital stock, from Citibank, N.A. After the repurchase, Citibank, N.A., JPMorgan Chase Bank, National Association, and Wachovia Mortgage, FSB, held 29%, 23%, and 12%, respectively, of the Bank’s total outstanding capital stock, including mandatorily redeemable capital stock.

Note 8 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” This change was made in response to the significant increase in mandatorily redeemable capital stock in the third quarter of 2008. In prior periods, this adjustment would have had almost no impact on the measurement of the Bank’s financial performance. Prior periods have been adjusted for comparative purposes only. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2008 and 2007.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Income/ (Expense) on Economic Hedges(1)	Interest Expense on Mandatorily Redeemable Capital Stock(2)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
Three months ended:
September 30, 2008	$231	$122	$353	$(48)	$8	$393	$(225)	$29	$139
September 30, 2007	203	34	237	(12)	2	247	(39)	24	184
Nine months ended:
September 30, 2008	663	329	992	15	14	963	(115)	78	770
September 30, 2007	564	88	652	(16)	4	664	(20)	71	573

(1)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net loss on derivatives and hedging activities.”
(2)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its evaluation of financial performance for its two operating segments.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents total assets by operating segment at September 30, 2008, and December 31, 2007.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2008	$296,543	$44,886	$341,429
December 31, 2007	284,046	38,400	322,446

Note 9 – Derivatives and Hedging Activities.

Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities.

For more information on the Bank’s use of derivatives and hedging activities, see Note 17 to the Financial Statements in the Bank’s 2007 Form 10-K.

Net loss on derivatives and hedging activities for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net (loss)/gain related to hedge ineffectiveness	$(1)	$(54)	$43	$(42)
Net (loss)/gain on economic hedges	(277)	26	(322)	36
Net interest (expense)/income on derivative instruments used in economic hedges	(48)	(12)	15	(16)

Net loss on derivatives and hedging activities	$(326)	$(40)	$(264)	$(22)

For the three and nine months ended September 30, 2008 and 2007, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2008, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2008, and December 31, 2007.

	September 30, 2008		December 31, 2007
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$144,424	$820	$197,193	$864
Economic	162,784	(310)	92,423	61
Interest rate swaptions: Economic	30	1	3,080	21
Interest rate caps, floors, corridors, and/or collars:
Fair value	—	—	3,895	(3)
Economic	2,880	(8)	585	—

Total	$310,118	$503	$297,176	$943

Total derivatives excluding accrued interest		$503		$943
Accrued interest, net		688		171
Cash collateral held from counterparties – liabilities(1)		(609)		(574)

Net derivative balances		$582		$540

Derivative assets		$807		$642
Derivative liabilities		(225)		(102)

Net derivative balances		$582		$540

(1)	Amount represents the receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of September 30, 2008, and December 31, 2007.

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

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements that the Bank has transacted with counterparties for which the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2008, the Bank’s maximum credit risk, as defined above, was estimated at $1,365, including $644 of net accrued interest and fees receivable. At December 31, 2007, the Bank’s maximum credit risk was estimated at $1,195, including $199 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,412 and $1,024 as collateral from counterparties as of September 30, 2008, and December 31, 2007, respectively. The securities collateral and mortgage loan collateral have not been sold or repledged. A significant number of the Bank’s interest rate

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13.2 billion to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. Contemporaneous with the early termination, the Bank entered into derivatives transactions with other dealers to replace substantially all of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of September 30, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

September 30, 2008

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$37	$—	$—	$37
Advances(2)	—	41,735	—	—	41,735
Derivative assets	—	2,296	—	(1,489)	807
Total assets	$—	$44,068	$—	$(1,489)	$42,579
Liabilities:
Consolidated obligation bonds(3)	$—	$32,222	$—	$—	$32,222
Derivative liabilities	—	1,105	—	(880)	225
Total liabilities	$—	$33,327	$—	$(880)	$32,447

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $38,666 of advances recorded under the fair value option in accordance with SFAS 159 and $3,069 of advances recorded at fair value in accordance with SFAS 133.
(3)	Includes $29,658 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 and $2,564 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133.

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

Advances — Certain advances either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows), creditworthiness of members, advance collateral type, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

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

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market observable, and the Bank generally classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The Bank accounts for derivatives in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 9 to the Financial Statements.

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

Nonrecurring Fair Value Measurements — Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). During the three and nine months ended September 30, 2008, the Bank had no nonrecurring fair value adjustments.

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

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during the three and nine months ended September 30, 2008:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$22,497	$26,406	$15,985	$1,247
New transactions elected for fair value option	18,463	3,854	27,424	30,479
Maturities and terminations	(2,223)	(370)	(4,655)	(1,823)
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(143)	242	(160)	305
Change in accrued interest	72	10	72	60

Balance, end of the period	$38,666	$29,658	$38,666	$29,658

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the three and nine months ended September 30, 2008, were not material.

The following tables present the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Three months ended September 30, 2008:
Advances	$286	$—	$(143)	$143
Consolidated obligation bonds	—	(168)	242	74
Nine months ended September 30, 2008:
Advances	667	—	(160)	507
Consolidated obligation bonds	—	(378)	305	(73)

The following tables present the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

At September 30, 2008	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$38,434	$38,666	$232
Consolidated obligation bonds	29,891	29,658	(233)

(1)	At September 30, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values. The following tables show the estimated fair values of the Bank’s financial instruments at September 30, 2008, and December 31, 2007. These estimates are based on pertinent information available to the Bank as of September 30, 2008, and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

The assumptions used in estimating the fair values of the Bank’s financial instruments at September 30, 2008, are discussed below. The assumptions used in estimating the fair values of the Bank’s financial instruments at

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2007, are more fully discussed in Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

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

Trading and Held-to-Maturity Securities — The estimated fair value of interest-bearing deposits in banks has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. The estimated fair value of all other instruments, including MBS, has been determined by calculating the present value of expected cash flows using market observable inputs as of the last business day of the quarter excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. Estimates developed using these methods require judgments regarding significant matters such as the appropriate discount rates and prepayment assumptions. Changes in these judgments may have a material effect on the fair value estimates.

Advances — The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Advances” above.

Mortgage Loans Held for Portfolio — The estimated fair value for mortgage loans represents modeled prices based on observable market spreads for agency passthrough MBS adjusted for differences in credit, coupon, average loan rate, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

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

Mandatorily Redeemable Capital Stock — The fair value of capital stock subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value, subject to statutory and regulatory requirements. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments — The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at September 30, 2008, and December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – September 30, 2008

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$2,459	$—	$2,459
Federal funds sold	16,360	(1)	16,359
Trading securities	37	—	37
Held-to-maturity securities	53,830	(5,008)	48,822
Advances (includes $38,666 at fair value under the fair value option)	263,045	(870)	262,175
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,795	(118)	3,677
Accrued interest receivable	886	—	886
Derivative assets(1)	807	—	807
Other assets	210	(65)	145
Total	$341,429	$(6,062)	$335,367
Liabilities
Deposits	$636	$—	$636
Consolidated obligations:
Bonds (includes $29,658 at fair value under the fair value option)	235,290	1,760	233,530
Discount notes	87,455	26	87,429
Mandatorily redeemable capital stock	3,898	—	3,898
Accrued interest payable	1,730	—	1,730
Derivative liabilities(1)	225	—	225
Other liabilities	1,303	—	1,303
Total	$330,537	$1,786	$328,751

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of September 30, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $5,008. These net unrealized losses were primarily in MBS and were mainly due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 3 to the Financial Statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2007

	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Federal funds sold	11,680	—	11,680
Trading securities	58	—	58
Held-to-maturity securities	53,175	(679)	52,496
Advances	251,034	278	251,312
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,132	(62)	4,070
Accrued interest receivable	1,590	—	1,590
Derivative assets(1)	642	—	642
Other assets	130	(55)	75
Total	$322,446	$(518)	$321,928
Liabilities
Deposits	$244	$—	$244
Borrowings	1,055	—	1,055
Consolidated obligations:
Bonds	225,328	(96)	225,424
Discount notes	78,368	(30)	78,398
Mandatorily redeemable capital stock	229	—	229
Accrued interest payable	2,432	—	2,432
Derivative liabilities(1)	102	—	102
Other liabilities	1,061	—	1,061
Total	$308,819	$(126)	$308,945

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulations governing the operations of the FHLBanks authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2008, and through the filing date of this report, the Bank does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,327,904 at September 30, 2008, and $1,189,706 at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $322,111 at September 30, 2008, and $302,949 at December 31, 2007. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2007 Form 10-K.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank provided the U.S.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Treasury with listings of advances collateral amounting to $35,000, which provides for a maximum borrowing of $30,450. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, none of the FHLBanks had drawn on the GSE Credit Facility.

Commitments that legally obligate the Bank for additional advances totaled $1,026 at September 30, 2008, and $2,648 at December 31, 2007. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is immediately due and payable by the member as an advance and is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	September 30, 2008	December 31, 2007
Outstanding notional	$6,254	$1,204
Original terms	37 days to 10 years	30 days to 10 years
Final expiration year	2018	2017

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $40 at September 30, 2008, and $2 at December 31, 2007. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of September 30, 2008, and December 31, 2007.

The Bank executes interest rate exchange agreements with highly rated major banks and derivatives dealers (derivatives dealer counterparties) that have, or are supported by guarantees from related entities that have, long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s Investors Service. The Bank also executes interest rate exchange agreements with some of its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of September 30, 2008, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives. As of December 31, 2007, the Bank had pledged as collateral securities with a carrying value of $50, all of which could be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At September 30, 2008, the Bank had committed to the issuance of $1,385 in consolidated obligation bonds, of which $335 were hedged with associated interest rate swaps, and $147 in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 in consolidated obligation bonds, of which $400 were hedged with associated interest rate swaps, and $1,500 in consolidated obligation discount notes, of which $1,200 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,881 at September 30, 2008, and $4,021 at December 31, 2007.

Other commitments and contingencies are discussed in Notes 4, 5, 6, 7, and 9.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 12 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had a representative serving on the Bank’s Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business.

	September 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$5	$5
Federal funds sold	2,114	—
Held-to-maturity securities(1)	3,919	4,793
Advances	181,672	177,141
Mortgage loans held for portfolio	2,944	3,169
Accrued interest receivable	518	1,022
Derivative assets	30	34
Total	$191,202	$186,164
Liabilities:
Deposits	$563	$36
Mandatorily redeemable capital stock	3,235	—
Derivative liabilities	45	10
Total	$3,843	$46
Notional amount of derivatives	$9,554	$6,701
Letters of credit	4,899	162

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest Income:
Federal funds sold	$1	$1	$2	$23
Held-to-maturity securities	34	46	118	117
Advances(1)	1,270	1,861	4,359	5,126
Mortgage loans held for portfolio	37	40	113	124
Total	$1,342	$1,948	$4,592	$5,390
Interest Expense:
Deposits	$1	$—	$2	$—
Mandatorily redeemable capital stock	2		2	—
Consolidated obligations(1)	(10)	14	(22)	46
Total	$(7)	$14	$(18)	$46
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(41)	$45	$(55)	$41
Other income	1	—	2	—
Total	$(40)	$45	$(53)	$41

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 13 – Subsequent Events

On September 25, 2008, the FDIC was appointed receiver for Washington Mutual Bank. In connection with the receivership, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock, which became mandatorily redeemable. As of the receivership date, Washington Mutual Bank was the Bank’s second largest borrower and stockholder, and JPMorgan Chase Bank, National Association, is the Bank’s second largest borrower and stockholder. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.

On October 3, 2008, Wells Fargo & Company (Wells Fargo) and Wachovia Corporation (Wachovia) announced that they had entered into a definitive agreement for the merger of the two companies including all of Wachovia’s banking operations in a whole company transaction, in which Wells Fargo will acquire all of Wachovia and all its businesses and obligations, including its preferred equity and indebtedness, and all its banking deposits and that completion of the merger is subject to shareholder approvals by Wachovia and customary approval by regulators. If the Bank capital stock held by a member is transferred to a nonmember as a result of a merger or other transactions and termination of membership becomes certain to occur, the stock will be classified as mandatorily redeemable. Wachovia Mortgage, FSB, a subsidiary of Wachovia, is the Bank’s third largest borrower and stockholder.

On October 14, 2008, the FDIC invoked the systemic risk exception of the FDIC Improvement Act of 1991 to temporarily provide a 100 percent guarantee for senior unsecured debt newly issued by FDIC-insured institutions and their holding companies. On October 23, 2008, the FDIC issued an interim rule relating to the guarantee program and its implementation. The guarantee program is voluntary. All eligible entities will be covered under the guarantee program for the first 30 days; prior to the end of this period, eligible entities must inform the FDIC whether they will opt out of the guarantee program. The guarantee program will apply to all senior unsecured debt newly issued by eligible institutions between October 14, 2008, and June 30, 2009; the debt is guaranteed for up to three years beyond June 30, 2009. The announcement of the guarantee program is believed to have contributed to the significant increase in the relative cost of issuing GSE debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank), are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

•	changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;

•	the volatility of market prices, rates, and indices;

•

political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as changes in the Federal Home Loan Bank Act or regulations applicable to the FHLBanks;

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or collateral pledged by the Bank’s derivatives counterparties;

•	changes in the value of and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections;

•	changes in the Bank’s ability or intent to hold mortgage-backed securities and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

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

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act, among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the Federal Home Loan Banks (FHLBanks) effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency.

Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board, shall remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law.

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

Net income for the third quarter of 2008 fell $34 million, or 25%, to $101 million from $135 million in the third quarter of 2007. For the first nine months of 2008, the Bank’s net income rose $143 million, or 34%, to $564 million from $421 million for the first nine months of 2007. For both periods, net interest income increased and other income decreased relative to the year-earlier periods. The decreases in other income were chiefly due to dramatic increases in short-term interest rates towards the end of the third quarter of 2008, which resulted in significant unrealized net losses associated with derivatives, hedged items, and financial instruments carried at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159).

Net interest income for the third quarter of 2008 rose $146 million, or 59%, to $393 million from $247 million for the third quarter of 2007. Net interest income for the first nine months of 2008 rose $299 million, or 45%, to $963 million from $664 million for the first nine months of 2007. The increases in net interest income were primarily driven by a higher net interest spread on the Bank’s mortgage portfolio—mortgage-backed securities (MBS) and mortgage loans—as well as higher average advances and investment balances.

Other income for the third quarter of 2008 was a net loss of $225 million, compared to a net loss of $39 million for the third quarter of 2007. These losses were primarily due to unrealized net losses associated with derivatives, hedged items, and financial instruments carried at fair value, which resulted in net losses of $179 million in the third quarter of 2008 compared to net losses of $28 million in the third quarter of 2007. The increase in these net losses in the third quarter of 2008 relative to the prior-year period primarily reflected significant increases in short-term interest rates towards the end of the third quarter of 2008. Other income was also reduced by an increase in net interest expense on derivative instruments used in economic hedges, which totaled $48 million in the third quarter of 2008 compared to $12 million in the third quarter of 2007.

Other income for the first nine months of 2008 was a net loss of $115 million, compared to a net loss of $20 million for the first nine months of 2007. These losses were primarily due to unrealized net losses associated with derivatives, hedged items, and financial instruments carried at fair value, which resulted in net losses of $134 million in the first nine months of 2008 compared to net losses of $6 million in the first nine months of 2007. The increase in these net losses in the first nine months of 2008 relative to the prior-year period primarily reflected significant increases in short-term interest rates towards the end of the third quarter of 2008. The loss in other income was partially offset by an increase in net interest income on derivative instruments used in economic hedges, which consisted of net interest income of $15 million for the first nine months of 2008 compared to net interest expense of $16 million for the first nine months of 2007. This shift reflected the abrupt and significant decrease in interest rates that occurred in early 2008, which had a net favorable effect on certain London Interbank Offered Rate (LIBOR)-based interest rate swaps during the first half of 2008.

Nearly all of the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the exercised call or put dates. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may sell trading securities prior to maturity, which may also result in a realized gain or loss.

In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings the cumulative net gains on these financial instruments, including certain other gains and losses that are deferred and amortized for dividend purposes (after Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) assessments and other adjustments). At June 30, 2008, the amount retained in accordance with this policy was $82 million (after assessments and adjustments). For the third quarter of 2008, net losses on these instruments (after assessments and adjustments) totaled $139 million. The $82 million held in restricted retained earnings was unrestricted and made available for dividends in the third quarter of 2008 to partially offset this net loss. In accordance with its Retained Earnings and Dividend Policy, the Bank has other restricted retained earnings intended to protect members’ paid-in capital. In keeping with its goal of building these restricted retained earnings on an accelerated basis, the Bank did not release any of these retained earnings for dividends as an offset to the remaining cumulative net loss of $57 million for the quarter.

The Bank’s dividend rate for the third quarter of 2008 was 3.85% (annualized), compared to 5.26% (annualized) for the third quarter of 2007. In the third quarter of 2008, the Bank retained $55 million, or 30% of earnings available for dividends—in this quarter, current period earnings excluding the effects of SFAS 133 and SFAS 159, other than the cumulative net loss at the end of the quarter—and paid dividends in an amount equal to the remaining 70% of earnings available for dividends. In the third quarter of 2007, the Bank retained $16 million, or 10% of earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133.

In addition to the impact of the cumulative net losses associated with derivatives, hedged items, and financial instruments carried at fair value and the impact of the increase in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate for the third quarter of 2008 compared to the same period in 2007 reflects a lower yield on invested capital, partially offset by a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances during the third quarter of 2008 compared to the same period in 2007.

The Bank’s dividend rate for the first nine months of 2008 was 5.24% (annualized), compared to 5.10% (annualized) for the first nine months of 2007. The increase in the dividend rate for the first nine months of 2008 reflects a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the first nine months of 2008 compared to the same period in 2007. The increase was also partially offset by the impact of the cumulative net losses associated with derivatives, hedged items, and financial instruments carried at fair value and the impact of the increase in the amount of earnings retained to build the Bank’s retained earnings. In the first nine months of 2008, the Bank retained $99 million, or 16% of earnings available for dividends (earnings excluding the effects of SFAS 133 and SFAS 159 other than the cumulative net loss at the end of the quarter), for the buildup of retained earnings and paid dividends in an amount equal to the remaining 84% of earnings available for dividends. In the first nine months of 2007, the Bank retained $44 million, or 10% of earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133.

The Bank assesses the effectiveness of its market-rate return policy by comparing the dividend rate on its capital stock to a benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The Bank believes this benchmark is generally consistent with the Bank’s interest rate risk and capital management goals.

The spread between the dividend rate and the dividend benchmark increased to 0.87% for the third quarter of 2008 from 0.73% for the third quarter of 2007. The increased spread reflects a decrease in the dividend benchmark for these periods, which resulted from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008. The increase in the spread was partially offset by the decrease in the dividend rate for the third quarter of 2008 compared to the third quarter of 2007, as discussed above.

The spread between the dividend rate and the dividend benchmark increased to 2.03% for the first nine months of 2008 from 0.59% for the first nine months of 2007. The increased spread reflects a decrease in the dividend benchmark for these periods, which resulted from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008. The increase in the spread also reflects the increase in the dividend rate for the first nine months of 2008 compared to the first nine months of 2007, as discussed above.

During the first nine months of 2008, total assets grew $18.9 billion, or 6%, to $341.4 billion from $322.5 billion at yearend 2007, primarily as a result of growth in advances. Members increased their advances outstanding by $12.0 billion, or 5%, to $263.0 billion at September 30, 2008, compared to $251.0 billion at December 31, 2007. In total, 205 institutions increased their advances during the first nine months of 2008, while 108 institutions decreased their advances.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. In the first nine months of 2008, the Bank reviewed and adjusted its lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during the first nine months of 2008 the Bank increased margins for certain collateral types, increased secondary market discounts, and increased margins for some individual members.

The Bank also increased its investments in MBS during the first nine months of 2008 by $6.7 billion, or 20%, to $40.8 billion from $34.1 billion, because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements.

The Bank monitors its MBS investments for substantive changes in relevant market conditions and any declines in fair value. As of September 30, 2008, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $5.1 billion, primarily relating to non-agency MBS. The gross unrealized losses associated with the non-agency MBS were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. For its non-agency MBS, the Bank analyzed a large sample of securities with adverse risk characteristics as of September 30, 2008. The adverse risk characteristics used in selecting the sample of securities for further analysis included: the magnitude of the security’s fair value discount as a percentage of the book value, the existence of rating agency adverse actions on the security, including negative watch and/or downgrade, and a variety of criteria that captured the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the ratio of credit enhancement to expected credit losses. For each of the securities selected, a cash flow analysis was performed using models that project prepayments, default rates, and loss severities based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. The Bank uses these models to estimate the expected cash flows from its securities as part of its process in assessing whether it is probable that the Bank will not collect all of the contractual amounts due. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) owned by the Bank, based on the allocation rules of the deal structure. This analysis showed that, although the performance of the loans underlying the Bank’s non-agency MBS was adversely affected by the significant deterioration of conditions in mortgage and credit markets during the third quarter of 2008, including the rapid acceleration and deepening of housing price declines, the credit enhancement protection in these securities, including the subordinate classes, spread accounts, and in many cases, additional credit support classes, was sufficient to protect the Bank from losses based on current expectations. As of September 30, 2008, all of the Bank’s agency MBS had a credit rating of AAA, and substantially all of the Bank’s non-agency MBS had a credit rating of AAA (99.4% based on the amortized cost), with the remainder rated AA or A. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, the unrealized losses are temporary. If conditions in the mortgage markets and general business and economic conditions remain adverse or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments. The Bank cannot predict whether the value of its MBS investments may become other-than-temporarily impaired.

In October 2008, two of the Bank’s non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These two MBS had a carrying value of $82 million and unrealized losses of $19 million at September 30, 2008. Following these rating agency actions, the Bank performed reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Therefore, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on these securities are temporary.

In addition to the growth in advances and MBS investments, Federal funds sold increased by $4.7 billion, or 40%, to $16.4 billion from $11.7 billion, and cash and due from banks increased to $2.5 billion from $5 million. The increases were partially offset by decreases in interest-bearing deposits in banks, which fell $4.1 billion, or 28%, to $10.5 billion from $14.6 billion, and in commercial paper, which fell $2.0 billion, or 54%, to $1.7 billion from $3.7 billion.

Market Overview, Financial Trends, and Recent Events

The turmoil in the housing and financial markets that began in 2007 continues to have a significant impact on the Bank and its members. The Bank’s business and results of operations are sensitive to the condition of the mortgage markets, as well as to general business and economic conditions. These conditions, which may also affect the business and results of operations of the Bank’s members, include declining real estate values, fluctuations in short- and long-term interest rates, the constrained liquidity in the credit markets, and the strength of the United States economy and the local and regional economies in which the Bank’s members conduct business.

Changes at Financial Services Companies

During the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure, and liquidity of some of the industry’s largest companies, including several of the Bank’s largest members. The financial condition of Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent placement of both companies into conservatorship by the Finance Agency.

On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, has been classified as mandatorily redeemable. As of November 10, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $7.1 billion; Bank capital stock held by IndyMac Federal Bank, FSB, was $362 million; and the Bank had a perfected security interest in approximately $24.0 billion in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount).

Because the estimated fair value of the collateral from this institution exceeds the carrying amount of the advances outstanding and because the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding was deemed necessary by management.

On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, is not a member of the Bank. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances, continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank, and is the Bank’s second largest borrower and stockholder. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.

On October 3, 2008, Wells Fargo & Company, a nonmember, announced that it would acquire Wachovia Corporation (Wachovia), the parent company of Wachovia Mortgage, FSB, that completion of the merger is subject to shareholder approvals by Wachovia and customary approval by regulators, and that the merger is expected to be completed in the fourth quarter of 2008. If the Bank capital held by a member is transferred to a nonmember as a result of a merger or other transactions and termination of membership becomes certain to occur, the stock will be classified as mandatorily redeemable. As of November 10, 2008, Wachovia Mortgage, FSB, is the Bank’s third largest borrower and stockholder.

If the advances outstanding to these institutions are not replaced when repaid, the decrease in advances may result in a reduction of the Bank’s total assets, capital, and net income. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs. A significant decrease in advances could also affect the rate of dividends paid to the Bank’s stockholders, depending on how effectively the Bank reduces operating expenses as assets decrease and the Bank’s ability to redeem or repurchase Bank capital stock.

Three other smaller member institutions were also placed into receivership or liquidation during the third quarter of 2008. Two of these institutions had advances outstanding at the time they were placed into receivership. All of these advances have since been repaid, and no losses were incurred by the Bank. The remaining institution did not have any advances outstanding at the time it was placed into liquidation. In addition, one member institution was placed into receivership in November 2008. This institution had advances outstanding totaling $49 million at the time it was placed into receivership. All of these advances have since been repaid, and no losses were incurred by the Bank.

In addition, the Bank had derivatives transactions with Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13.2 billion to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. Contemporaneous with the early termination, the Bank entered into derivatives transactions with other dealers to replace substantially all of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

If economic conditions deteriorate further, the Bank’s business and results of operations, as well as the business and results of operations of its members, nonmember borrowers, and derivatives counterparties, could be adversely affected. The loss of a large member could result in a reduction of the Bank’s total assets, capital, net income, and rate of dividends paid to members. In addition, a default by a member, nonmember borrower, or derivatives counterparty with significant obligations to the Bank could result in significant losses to the Bank, which in turn could adversely affect the Bank’s results of operations or financial condition.

Funding and Liquidity

The general decline in investor confidence, coupled with the uncertainty generated by the swift and dramatic actions undertaken by the U.S. government to shore up financial institutions and inject liquidity to the capital markets, did little to stem the widening of spreads in all credit products. In addition, foreign investors were net sellers of government-sponsored enterprise (GSE) debt in the third quarter of 2008, which led to higher costs on long-term senior GSE debt compared to three-month LIBOR on a swapped cash flow basis. At the same time, the FHLBanks’ funding costs for short-term discount notes relative to LIBOR improved sharply, especially at the end of the quarter. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong demand by money market funds for short-term, high-quality assets. As a result, during the third quarter, the Bank’s liquidity needs were met primarily through the issuance of discount notes, floating-rate notes, short-term callable bonds, and short-term bullet bonds.

The relatively weak investor demand for longer-term GSE obligations resulted in the issuance of limited amounts of long-term (two years or longer) consolidated obligation bonds during the quarter. However, because of the strong market demand for short-term, high-quality investments, the Bank continued to have sufficient access to short-term consolidated obligation bonds and discount notes and continued to meet its obligations as they came due and to meet the credit needs of its members in a timely and cost-efficient manner. During the quarter, the Bank slightly increased the use of discount notes as a source of funding. As a proportion of the Bank’s total debt outstanding, discount notes rose from 25% to 27%. Market volatility and underwriter risk aversion resulted in a reduction in the volume of discount notes sold through an auction format. This reduction was offset by increasing the issuance of discount notes through negotiated transactions, which generally entail less risk for underwriters.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank provided the U.S. Treasury listings of advances collateral amounting to $35.0 billion, which provides for a maximum borrowing of $30.5 billion. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, none of the FHLBanks had drawn on the GSE Credit Facility.

Continued limited access to long-term funding will lead the Bank to place greater reliance on short-term funding. As this reliance increases, any disruptions in the Bank’s ability to access short-term funding will create greater liquidity risks for the Bank and its members, which could affect the Bank’s ability to offer advances. The Bank’s Lending Agreement with the U.S. Treasury provides a contingent source of liquidity that could be accessed in such circumstances.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Selected Balance Sheet Items at Quarter End
Total Assets(1)	$341,429	$328,474	$332,480	$322,446	$304,111
Advances	263,045	246,008	248,425	251,034	236,184
Held-to-Maturity Securities(2)	53,830	60,484	57,905	53,175	45,985
Federal Funds Sold	16,360	16,052	19,623	11,680	15,861
Consolidated Obligations:(3)
Bonds	235,290	233,510	228,750	225,328	219,723
Discount Notes	87,455	77,753	84,872	78,368	68,027
Mandatorily Redeemable Capital Stock(4)	3,898	189	213	229	95
Capital Stock – Class B – Putable(4)	10,614	13,763	14,049	13,403	12,629
Total Capital(4)	10,892	14,066	14,339	13,627	12,794
Selected Operating Results for the Quarter
Net Interest Income	$393	$338	$232	$267	$247
Other Income/(Loss)	(225)	(10)	120	75	(39)
Other Expense	29	24	25	27	24
Assessments	38	81	87	84	49

Net Income	$101	$223	$240	$231	$135

Selected Other Data for the Quarter
Net Interest Margin(5)	0.48%	0.42%	0.29%	0.34%	0.38%
Operating Expenses as a
Percent of Average Assets	0.03	0.02	0.03	0.03	0.03
Return on Assets	0.12	0.27	0.29	0.29	0.20
Return on Equity	2.96	6.37	6.94	7.02	4.86
Annualized Dividend Rate	3.85	6.19	5.73	5.43	5.26
Spread of Dividend Rate to
Dividend Benchmark(6)	0.87	3.13	2.13	1.16	0.73
Dividend Payout Ratio(7)	125.29	93.69	79.28	75.16	105.16
Selected Other Data at Quarter End
Capital to Assets Ratio(1),(8)	4.33	4.34	4.38	4.30	4.24
Duration Gap (in months)	2	3	4	2	1

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or the regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2008, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
September 30, 2008	$1,327,904
June 30, 2008	1,255,475
March 31, 2008	1,220,431
December 31, 2007	1,189,706
September 30, 2007	1,148,571
(4)	During the third quarter of 2008, two large members—IndyMac Bank, F.S.B., and Washington Mutual Bank—were placed into receivership. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability).
(5)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(6)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(7)	This ratio is calculated as dividends declared per share divided by net income per share.
(8)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets tables present average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2008 and 2007, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income tables detail the changes in interest income and interest expense for the third quarter of 2008 compared to the third quarter of 2007 and for the first nine months of 2008 compared to the first nine months of 2007. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three months ended
	September 30, 2008				September 30, 2007
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Securities purchased under agreements to resell	$—		$—	—%	$92		$1	4.31%
Federal funds sold	13,764		78	2.25	12,731		170	5.30
Trading securities:
MBS	38		—	5.17	61		1	6.50
Held-to-maturity securities:
MBS	40,933		485	4.71	26,991		365	5.37
Other investments(1)	15,034		100	2.65	13,527		184	5.40
Mortgage loans	3,848		48	4.96	4,299		51	4.71
Advances(2)	253,195		1,831	2.88	201,276		2,742	5.40
Loans to other FHLBanks	20		—	2.08	6		—	2.43

Total interest-earning assets	326,832		2,542	3.09	258,983		3,514	5.38
Other assets(3),(4)	5,575		—	—	4,334		—	—

Total Assets	$332,407		$2,542	3.04%	$263,317		$3,514	5.29%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$235,671		$1,673	2.82%	$205,669		$2,736	5.28%
Discount notes	75,457		462	2.44	40,950		527	5.11
Deposits(3)	1,436		6	1.66	213		2	3.73
Borrowings from other FHLBanks	42		—	0.77	4		—	5.36
Mandatorily redeemable capital stock	811		8	3.85	95		2	5.26
Other borrowings	28		—	1.79	30		—	5.16

Total interest-bearing liabilities	313,445		2,149	2.73	246,961		3,267	5.25
Other liabilities(3),(4)	5,352		—	—	5,323		—	—

Total Liabilities	318,797		2,149	2.68	252,284		3,267	5.14
Total Capital	13,610		—	—	11,033		—	—

Total Liabilities and Capital	$332,407		2,149	2.57%	$263,317		$3,267	4.92%

Net Interest Income			$393				$247

Net Interest Spread(5)				0.36%				0.13%

Net Interest Margin(6)				0.48%				0.38%

Interest-earning Assets/Interest-bearing Liabilities	104.27%				104.87%

Total Average Assets/Capital Ratio(7)	23.1	x			23.7	x

(1)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest (expense)/income on interest rate exchange agreements of $(150) million and $61 million for the third quarter of 2008 and 2007, respectively. Interest expense on consolidated obligation bonds includes interest expense of $(502) million and $(229) million for the third quarter of 2008 and 2007, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1).
(4)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133 and SFAS 159.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(7)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

(In millions)	Increase/	Attributable to Changes in(1)
	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(1)	$—	$(1)
Federal funds sold	(92)	13	(105)
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	120	169	(49)
Other investments(2)	(84)	18	(102)
Mortgage loans	(3)	(6)	3
Advances(3)	(911)	585	(1,496)

Total interest-earning assets	(972)	778	(1,750)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(1,063)	352	(1,415)
Discount notes	(65)	299	(364)
Deposits	4	6	(2)
Mandatorily redeemable capital stock	6	6	—

Total interest-bearing liabilities	(1,118)	663	(1,781)

Net interest income	$146	$115	$31

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Average Balance Sheets

	Nine months ended
	September 30, 2008				September 30, 2007
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Securities purchased under agreements to resell	$—		$—	—%	$324		$13	5.36%
Federal funds sold	14,221		287	2.70	13,000		517	5.32
Trading securities:
MBS	49		2	5.45	65		3	6.17
Held-to-maturity securities:
MBS	38,362		1,395	4.86	26,228		1,024	5.22
Other investments(1)	17,217		389	3.02	11,977		482	5.38
Mortgage loans	3,965		145	4.88	4,433		162	4.89
Advances(2)	251,217		6,279	3.34	187,360		7,538	5.38
Loans to other FHLBanks	17		—	2.50	5		—	4.15

Total interest-earning assets	325,048		8,497	3.49	243,392		9,739	5.35
Other assets(3),(4)	7,711		—	—	3,606		—	—

Total Assets	$332,759		$8,497	3.41%	$246,998		$9,739	5.27%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$229,989		$5,704	3.31%	$202,001		$7,926	5.25%
Discount notes	79,479		1,793	3.01	29,128		1,128	5.18
Deposits(3)	1,395		23	2.20	465		17	4.89
Borrowings from other FHLBanks	25		—	1.06	2		—	5.35
Mandatorily redeemable capital stock	409		14	5.24	98		4	5.10
Other borrowings	15		—	2.27	13		—	5.19

Total interest-bearing liabilities	311,312		7,534	3.23	231,707		9,075	5.24
Other liabilities(3),(4)	7,565		—	—	4,660		—	—

Total Liabilities	318,877		7,534	3.16	236,367		9,075	5.13
Total Capital	13,882		—	—	10,631		—	—

Total Liabilities and Capital	$332,759		$7,534	3.02%	$246,998		$9,075	4.91%

Net Interest Income			$963				$664

Net Interest Spread(5)				0.26%				0.11%

Net Interest Margin(6)				0.40%				0.36%

Interest-earning Assets/Interest-bearing Liabilities	104.41%				105.04%

Total Average Assets/Capital Ratio(7)	23.3	x			23.0	x

(1)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest (expense)/income on interest rate exchange agreements of $(305) million and $177 million for the first nine months of 2008 and 2007, respectively. Interest expense on consolidated obligation bonds includes interest expense of $(1.3) billion and $(714) million for the first nine months of 2008 and 2007, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP FIN 39-1.
(4)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133 and SFAS 159.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(7)	For this purpose, capital includes mandatorily redeemable capital stock.

Change in Net Interest Income: Rate/Volume Analysis

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

(In millions)	Increase/	Attributable to Changes in(1)
	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(13)	$(6)	$(7)
Federal funds sold	(230)	45	(275)
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	371	446	(75)
Other investments(2)	(93)	165	(258)
Mortgage loans	(17)	(17)	—
Advances(3)	(1,259)	2,113	(3,372)

Total interest-earning assets	(1,242)	2,745	(3,987)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(2,222)	991	(3,213)
Discount notes	665	1,296	(631)
Deposits	6	19	(13)
Mandatorily redeemable capital stock	10	10	—

Total interest-bearing liabilities	(1,541)	2,316	(3,857)

Net interest income	$299	$429	$(130)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 48 basis points for the third quarter of 2008, 10 basis points higher than the net interest margin for the third quarter of 2007, which was 38 basis points. The net interest margin was 40 basis points for the first nine months of 2008, 4 basis points higher than the net interest margin for the first nine months of 2007, which was 36 basis points. The increases reflected higher net interest spreads on the mortgage portfolio, a higher net interest spread on non-MBS investments—securities purchased under agreements to resell (resale agreements), Federal funds sold and other non-MBS investments classified as held-to-maturity, and a higher net interest spread on advances made to members during the third quarter of 2008 compared to the third quarter of 2007. The increases were partially offset by a lower yield on invested capital due to the lower interest rate environment during the third quarter of 2008 and first nine months of 2008 compared to the same periods in 2007.

The net interest spread was 36 basis points for the third quarter of 2008, 23 basis points higher than the net interest spread for the third quarter of 2007, which was 13 basis points. The net interest spread was 26 basis points for the first nine months of 2008, 15 basis points higher than the net interest spread for the first nine months of 2007, which was 11 basis points. The increases reflected a higher net interest spread on the Bank’s mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. In addition, lower short-term funding costs, measured as a spread below LIBOR, favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio and resulted in higher net interest spreads on non-MBS investments and new advances. The lower short-term funding costs relative to LIBOR were driven primarily by events adversely affecting the financial markets, which led to higher demand for short-term FHLBank consolidated obligations.

Net Interest Income

Third Quarter of 2008 Compared to Third Quarter of 2007. Net interest income in the third quarter of 2008 was $393 million, a 59% increase from $247 million in the third quarter of 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average advances and investment balances. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income on non-MBS investments decreased $177 million in the third quarter of 2008 compared to the third quarter of 2007. The decrease consisted of a $208 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $31 million increase attributable to a 9% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $116 million in the third quarter of 2008 compared to the third quarter of 2007. The increase consisted of a $168 million increase attributable to a 51% increase in average MBS outstanding and a $3 million increase attributable to higher average yields on mortgage loans, partially offset by a $49 million decrease attributable to lower average yields on MBS investments and a $6 million decrease attributable to a 10% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which increased interest income by $5 million in the third quarter of 2008 and increased interest income by $6 million in the third quarter of 2007.

Interest income from advances decreased $911 million in the third quarter of 2008 compared to the third quarter of 2007. The decrease consisted of a $1.5 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $585 million increase attributable to a 26% increase in average advances outstanding, reflecting higher member demand during the third quarter of 2008 relative to the third quarter of 2007. Interest income from advances also includes the impact of advance prepayments, which reduced interest income by $10 million in the third quarter of 2008. In the third quarter of 2007, interest income was increased by prepayment fees of $1 million. The decrease in the third quarter of 2008 primarily reflected net losses on the interest rate exchange agreements hedging the prepaid advances, partially offset by prepayment fees received on the advances.

Interest expense on consolidated obligations (bonds and discount notes) decreased $1.1 billion in the third quarter of 2008 compared to the third quarter of 2007. The decrease consisted of a $1.8 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by a $651 million increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

Interest expense on mandatorily redeemable capital stock increased $6 million in the third quarter of 2008 compared to the third quarter of 2007, all of which was attributable to higher average balances in the third quarter of 2008 relative to the same period in 2007. The increase in interest expense was attributable to the reclassification of capital stock to mandatorily redeemable capital stock associated with IndyMac Federal Bank, FSB, and JPMorgan Chase Bank, National Association, which increased interest expense by $4 million and $2 million, respectively.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007. Net interest income in the first nine months of 2008 was $963 million, a 45% increase from $664 million in the first nine months of 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average balances of advances and investments. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income on non-MBS investments decreased $336 million in the first nine months of 2008 compared to the first nine months of 2007. The decrease consisted of a $540 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $204 million increase attributable to a 24% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $353 million in the first nine months of 2008 compared to the first nine months of 2007. The increase consisted of a $445 million increase attributable to a 46% increase in average MBS outstanding, partially offset by a $75 million decrease attributable to lower average yields on MBS investments, and a $17 million decrease attributable to an 11% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which increased interest income by $7 million in the first nine months of 2008 and decreased interest income by $9 million in the first nine months of 2007.

Interest income from advances decreased $1.3 billion in the first nine months of 2008 compared to the first nine months of 2007. The decrease consisted of a $3.4 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $2.1 billion increase attributable to a 34% increase in average advances outstanding, reflecting higher member demand during the first nine months of 2008 relative to the first nine months of 2007. Interest income from advances also includes the impact of advance prepayments, which reduced interest income by $10 million in the first nine months of 2008. In the first nine months of 2007, interest income was increased by prepayment fees of $1 million. The decrease in the first nine months of 2008 primarily reflects net losses on the interest rate exchange agreements hedging the prepaid advances, partially offset by prepayment fees received on the advances.

Interest expense on consolidated obligations (bonds and discount notes) decreased $1.6 billion in the first nine months of 2008 compared to the first nine months of 2007. The decrease consisted of a $3.9 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by a $2.3 billion increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

Interest expense on mandatorily redeemable capital stock increased $10 million in the first nine months of 2008 compared to the first nine months of 2007, all of which was attributable to higher average balances in the first nine months of 2008 relative to the same period in 2007. Most of the increase in interest expense was attributable to the reclassification of capital stock to mandatorily redeemable capital stock associated with IndyMac Federal Bank, FSB, and JPMorgan Chase Bank, National Association, which increased interest expense by $4 million and $2 million, respectively.

The growth in average interest-earning assets and net interest income during the third quarter of 2008 compared to the third quarter of 2007 and during the first nine months of 2008 compared to the first nine months of 2007 was driven primarily by higher member demand for advances in the second half of 2007 and in the third quarter of 2008. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, member deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income

Third Quarter of 2008 Compared to Third Quarter of 2007. Other income for the third quarter of 2008 was a net loss of $225 million, compared to a net loss of $39 million for the third quarter of 2007. The decrease in other income was primarily due to net losses associated with derivatives, hedged items, and financial instruments carried at fair value. The increase in the loss in the third quarter of 2008 relative to the prior-year period primarily reflected significant increases in short-term interest rates towards the end of the third quarter of 2008. The increase also reflected higher net interest expense on derivative instruments used in economic hedges in the third quarter of 2008 relative to the third quarter of 2007.

Under SFAS 133, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, specified in SFAS 133, the underlying hedged instruments may also be carried at their overall fair value or fair value attributable to changes in the designated benchmark interest rate, so that some or all of the unrealized gain or loss recognized on the derivatives is offset by a corresponding unrealized loss or gain on the underlying hedged instruments. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the value of the hedged item or the variability in the cash flows of the forecasted transaction, is recorded in “Net gain/(loss) on derivatives and hedging activities.” In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under SFAS 133. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recognized in “Net gain/(loss) on derivatives and hedging activities” without any offsetting unrealized loss or gain from the associated asset or liability.

Under SFAS 159, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank records the unrealized gains and losses on these assets and liabilities in “Net gain/(loss) on advances and consolidated obligation bonds held at fair value.” In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

In general, nearly all of the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which these instruments are terminated prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related income effects during the third quarter of 2008 were primarily driven by (i) the dramatic increases in short-term interest rates, (ii) the changes in consolidated obligation rate levels and consolidated obligation spreads to LIBOR, and (iii) an increase in swaption volatilities during the third quarter of 2008. The resulting negative fair value impact experienced in the third quarter of 2008 resulted in primarily unrealized net losses. These losses are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted. As in the third quarter of 2008, the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Net Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were unrealized fair value gains of $99 million for the third quarter of 2008. The $99 million unrealized fair value gains, primarily driven by the increase in market rates in the third quarter of 2008 relative to the second quarter of 2008, consisted of $242 million in unrealized fair value gains on $29.7 billion of consolidated obligation bonds carried at fair value, partially offset by $143 million in unrealized fair value losses on $38.7 billion of advances carried at fair value.

Net Loss on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the third quarter of 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net Loss on Derivatives and Hedging Activities

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

(In millions)	Three months ended
	September 30, 2008					September 30, 2007
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item
	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges			Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges

Advances:
Elected for fair value option	$—	$—	$10	$(60)	$(50)	$—	$—	$—	$—	$—
Not elected for fair value option	(75)	—	4	2	(69)	4	—	1	1	6
Consolidated obligations:
Elected for fair value option	—	—	(176)	(23)	(199)	—	—	—	—	—
Not elected for fair value option	74	—	(115)	33	(8)	(58)	—	25	(13)	(46)

Total	$(1)	$—	$(277)	$(48)	$(326)	$(54)	$—	$26	$(12)	$(40)

During the third quarter of 2008, net losses on derivatives and hedging activities totaled $326 million compared to net losses of $40 million in the third quarter of 2007. These amounts included net interest expense on derivative instruments used in economic hedges of $48 million in the third quarter of 2008 and $12 million in the third quarter of 2007.

The $48 million of net interest expense on derivative instruments used in economic hedges for the third quarter of 2008 consisted of $60 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159 and $23 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. These amounts were partially offset by $33 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The increase in net interest expense attributable to interest rate swaps associated with advances and the increase in net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR rates throughout most of 2008 on the floating leg of the interest rate swaps.

For the third quarter of 2007, the $12 million of net interest expense on derivative instruments used in economic hedges was primarily attributable to interest rate swaps associated with consolidated obligations.

Excluding the $48 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2008 totaled $278 million. The $278 million net losses were primarily attributable to significant increases in short-term interest rates towards the end of the third quarter of 2008. These net losses consisted of net losses of $217 million attributable to the hedges related to consolidated obligations and net losses of $61 million attributable to the hedges related to advances. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

Excluding the $12 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2007 totaled $28 million. The $28 million net losses consisted primarily of unrealized net losses of $33 million attributable to the hedges related to consolidated obligations and net losses of $2 million on the termination of hedges related to advances, partially offset by unrealized net gains of $7 million attributable to the hedges related to advances.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007. Other income for the first nine months of 2008 was a net loss of $115 million, compared to a net loss of $20 million for the first nine months of 2007. These losses were primarily due to net losses associated with derivatives, hedged items, and financial instruments carried at fair value. The increase in the loss in the first nine months of 2008 relative to the prior-year period primarily reflected significant increases in short-term interest rates towards the end of the third quarter of 2008. The losses were partially offset by higher net interest income on derivative instruments used in economic hedges in the first nine months of 2008 relative to the first nine months of 2007.

SFAS 133- and SFAS 159-related income effects during the first nine months of 2008 were primarily driven by (i) the significant drop in short-term interest rates resulting from the Federal Open Market Committee’s reductions in the Federal Funds target rate from 4.25% to 2.00% since December 31, 2007; (ii) the changes in consolidated obligation interest rate levels and consolidated obligation spreads to LIBOR; and (iii) an increase in swaption volatilities during the first nine months of 2008. The negative fair value impact resulted in primarily unrealized net losses. These losses are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

Net Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were unrealized net fair value gains of $145 million for the first nine months of 2008. The $145 million unrealized net fair value gains, primarily driven by the decline in interest rates and an increase in swaption volatility during the first nine months of 2008, consisted of $305 million in unrealized fair value gains on $29.7 billion of consolidated obligation bonds carried at fair value, partially offset by $160 million in unrealized fair value losses on $38.7 billion of advances carried at fair value.

Net Loss on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the first nine months of 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net Loss on Derivatives and Hedging Activities

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

(In millions)	Nine months ended
	September 30, 2008					September 30, 2007
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item
	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges			Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges

Advances:
Elected for fair value option	$—	$—	$28	$(118)	$(90)	$—	$—	$—	$—	$—
Not elected for fair value option	(78)	—	4	12	(62)	3	—	2	3	8
Consolidated obligations:
Elected for fair value option	—	—	(238)	(43)	(281)	—	—	—	—	—
Not elected for fair value option	121	—	(116)	164	169	(45)	—	34	(19)	(30)

Total	$43	$—	$(322)	$15	$(264)	$(42)	$—	$36	$(16)	$(22)

During the first nine months of 2008, net losses on derivatives and hedging activities totaled $264 million compared to net losses of $22 million in the first nine months of 2007. These amounts included net interest income on derivative instruments used in economic hedges of $15 million in the first nine months of 2008, compared to net interest expense on derivative instruments used in economic hedges of $16 million in the first nine months of 2007.

The $15 million of net interest income on derivative instruments used in economic hedges for the first nine months of 2008 consisted of $164 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133 and $12 million of net interest income attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. These amounts were partially offset by $118 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159 and $43 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. The increase in net interest income on derivative instruments used in economic hedges for the first nine months of 2008 was primarily due to the decrease in interest rates that occurred during 2008, which had a favorable effect on certain LIBOR-based interest rate swaps that effectively converted the repricing frequency of the interest rate swaps from three months to one month. The favorable effect resulted from the one-month leg of the interest rate swaps repricing at the lower interest rates more quickly than the three-month leg of the interest rate swaps.

Excluding the $15 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first nine months of 2008 totaled $279 million. These losses were primarily attributable to the decline in interest rates through the first nine months of 2008. These net losses consisted of net losses of $233 million attributable to the hedges related to consolidated obligations and net losses of $46 million attributable to the hedges related to advances. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

Excluding the $16 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first nine months of 2007 totaled $6 million. The $6 million net losses consisted primarily of unrealized net losses of $11 million attributable to the hedges related to consolidated obligations and net losses of $1 million on the termination of hedges related to advances, partially offset by net gains of $6 million attributable to the hedges related to advances.

Return on Equity

Return on equity (ROE) was 2.96% (annualized) for the third quarter of 2008, a decrease of 190 basis points from the third quarter of 2007. This decrease reflected the 25% decrease in net income, to $101 million in the third quarter of 2008 from $135 million in the third quarter of 2007. Downward pressure on ROE created by the decrease in net income was accentuated by the growth in average capital, which increased 23%, to $13.6 billion in the third quarter of 2008 from $11.0 billion in the third quarter of 2007.

ROE was 5.44% (annualized) for the first nine months of 2008, an increase of 15 basis points from the first nine months of 2007. This increase reflected the 34% increase in net income, to $564 million in the first nine months of 2008 from $421 million in the first nine months of 2007. The growth in net income more than kept pace with the growth in average capital, which increased 31%, to $13.9 billion in the first nine months of 2008 from $10.6 billion in the first nine months of 2007.

Dividends

By regulations governing the operations of the FHLBanks, dividends may be paid out of current net earnings or previously retained earnings. As required by the Finance Board, the Bank has a formal retained earnings policy that is reviewed at least annually. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under the regulations governing the operation of the FHLBanks.

The regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, Treasury security investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2008, advances maturing within five years totaled $253.6 billion, significantly in excess of the $0.6 billion of member deposits on that date. At December 31, 2007, advances maturing within five years totaled $242.5 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of September 30, 2008, and December 31, 2007, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159. As these cumulative net gains are reversed by periodic net losses, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy was $82 million at June 30, 2008. Because net losses recorded in the third quarter of 2008 exceeded this amount, all of the amount was unrestricted and made available for dividends during the third quarter of 2008, partially offsetting the net losses. In the third quarter of 2008, the Bank separately retained in restricted retained earnings $1 million, an amount representing the cumulative net fair value losses recorded in other comprehensive income. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1 million at September 30, 2008, and $47 million at December 31, 2007.

Other Retained Earnings – Targeted Buildup – In addition to the cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds a targeted amount in restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary. On September 26, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to modify the target for the buildup of retained earnings, formerly $296 million, and to accelerate the buildup of targeted retained earnings. Under this provision of the Bank’s Retained Earnings and Dividend Policy, the target is no longer established as a fixed amount in the policy, but is subject to periodic adjustment, up or down, based on the Bank’s then-current retained earnings analysis. Based on the Bank’s most recent analysis, the current target for the buildup of retained earnings is $440 million. To accelerate the buildup of retained earnings, the policy was also amended to provide for the Bank to retain 20% of earnings and to make available for dividends an amount equal to the remaining 80% of earnings, excluding the effects of SFAS 133 and SFAS 159.

On October 22, 2008, the Board of Directors further amended the Bank’s Retained Earnings and Dividend Policy. In keeping with the Bank’s goal of accelerating the buildup of retained earnings, the Board of Directors eliminated the requirement to reduce the targeted buildup in retained earnings by any cumulative net losses (or increases in cumulative net losses) resulting from the effects of SFAS 133 and SFAS 159 and make that amount available for dividends. The Board of Directors also amended the policy to provide for the Bank to retain 20% of earnings available for dividends, rather than 20% of earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net gain at the beginning and the end of a quarter, the earnings available for dividends will be earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net loss at the beginning or the end of a quarter, the earnings available for dividends will also reflect some or all of any net gains or losses experienced during the quarter.

The Bank amended its Retained Earnings and Dividend Policy again on November 3, 2008, to further accelerate the buildup of retained earnings. Beginning with the third quarter of 2008, each quarter the Bank will retain in restricted retained earnings 30% of earnings available for dividends until the amount of restricted retained earnings reaches the targeted amount. Prior to these recent amendments, the Bank retained 10% of earnings excluding the effects of SFAS 133 and SFAS 159 in restricted retained earnings. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $279 million at September 30, 2008, and $180 million at December 31, 2007. Assuming that the Bank’s financial performance remains relatively consistent with its recent performance, the Bank would be expected to reach the current $440 million target by the second quarter of 2009.

Dividend Paid – The Bank’s dividend rate decreased to 3.85% (annualized) for the third quarter of 2008 compared to 5.26% (annualized) for the third quarter of 2007. The decrease in the dividend rate was due to several factors, including the impact of the cumulative net losses associated with derivatives, hedged items, and financial instruments carried at fair value; the increase in the amount retained to build the Bank’s retained earnings as a result of changes to the Bank’s Retained Earnings and Dividend Policy; and a lower yield on invested capital.

In the third quarter of 2008, the dramatic increases in short-term interest rates in the second half of September 2008 resulted in significant net losses associated with derivatives, hedged items, and financial instruments carried at fair value, reducing the earnings available for dividends. Nearly all of these financial instruments are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse over the remaining contractual terms to maturity or by the exercised call or put dates. In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings the cumulative net gains on these financial instruments (after

REFCORP and AHP assessments and other adjustments). At June 30, 2008, the amount retained in accordance with this policy was $82 million (after assessments and adjustments). For the third quarter of 2008, net losses on these financial instruments (after assessments and adjustments) totaled $139 million. The $82 million held in restricted retained earnings was unrestricted and made available for dividends in the third quarter of 2008 to partially offset this net loss. In accordance with its Retained Earnings and Dividend Policy, the Bank has other restricted retained earnings intended to protect members’ paid-in capital. In keeping with its goal of building these other targeted restricted retained earnings on an accelerated basis, the Bank did not release any of these retained earnings for dividends as an offset to the remaining cumulative net loss of $57 million.

As discussed above, beginning with the third quarter of 2008, the Bank also increased the amount of earnings it retained to build its retained earnings. In the third quarter of 2008, the Bank retained $55 million, or 30% of earnings available for dividends (in this quarter, current period earnings excluding the effects of SFAS 133 and SFAS 159 other than the $57 million cumulative net loss at the end of the quarter), and made available for dividends an amount equal to the remaining 70% of earnings available for dividends. In the third quarter of 2007, the Bank retained $16 million, or 10% of earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 157 basis points in the third quarter of 2008 and by 57 basis points in the third quarter of 2007.

In addition to the impact of the cumulative net losses associated with derivatives, hedged items, and financial instruments carried at fair value and the impact of the increase in the amount of earnings retained to build the Bank’s retained earnings, the decrease in the dividend rate for the third quarter of 2008 compared to the same period in 2007 reflects a lower yield on invested capital, partially offset by a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances during the third quarter of 2008 compared to the same period in 2007.

The spread between the dividend rate and the dividend benchmark increased to 0.87% for the third quarter of 2008 from 0.73% for the third quarter of 2007. The increased spread reflects a decrease in the dividend benchmark, which resulted from the significant drop in short-term interest rates resulting from the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008. The increase in the spread was partially offset by the decrease in the dividend rate for the third quarter of 2008 compared to the third quarter of 2007, as discussed above.

The Bank’s dividend rate for the first nine months of 2008 was 5.24% (annualized), compared to 5.10% (annualized) for the first nine months of 2007. The increase in the dividend rate for the first nine months of 2008 reflects a higher net interest spread on the Bank’s mortgage portfolio and higher net interest spreads on investments and advances, partially offset by a lower yield on invested capital during the first nine months of 2008 compared to the same period in 2007. The increase was also partially offset by the impact of the cumulative net losses associated with derivatives, hedged items, and financial instruments carried at fair value and the impact of the increase in the amount of earnings retained to build the Bank’s retained earnings during the third quarter of 2008. In the first nine months of 2008, the Bank retained $99 million, or 16% of earnings (excluding the effects of SFAS 133 and SFAS 159 other than the cumulative net unrealized loss in the third quarter), for the buildup of retained earnings, and made available for dividends an amount equal to the remaining 84% of earnings (excluding the effects of SFAS 133 and SFAS 159 other than the cumulative net unrealized loss in the third quarter). In the first nine months of 2007, the Bank retained $44 million, or 10% of earnings excluding the effects of SFAS 133, and made available for dividends an amount equal to the remaining 90% of earnings excluding the effects of SFAS 133. These retained amounts reduced the annualized dividend rate by 97 basis points in the first nine months of 2008 and by 56 basis points in the first nine months of 2007.

The spread between the dividend rate and the dividend benchmark increased to 2.03% for the first nine months of 2008 from 0.59% for the first nine months of 2007. The increased spread reflects a decrease in the dividend benchmark, which resulted from the significant drop in short-term interest rates resulting from the Federal Open Market Committee’s reductions in the Federal funds target rate from September 2007 through April 2008. The increase in the spread also reflects the increase in the dividend rate for the first nine months of 2008 compared to the first nine months of 2007, as discussed above.

Financial Condition

Total assets were $341.4 billion at September 30, 2008, a 6% increase from $322.5 billion at December 31, 2007, primarily as a result of growth in advances, which increased by $12.0 billion or 5%, to $263.0 billion at September 30, 2008, from $251.0 billion at December 31, 2007. In addition to the growth in advances, Federal funds sold increased by $4.7 billion, or 40%, to $16.4 billion at September 30, 2008, from $11.7 billion at December 31, 2007, and cash and due from banks increased to $2.5 billion at September 30, 2008, from $5 million at December 31, 2007. Cash and due from banks increased because of the lack of demand for overnight Federal funds at September 30, 2008. Average total assets were $332.4 billion for the third quarter of 2008, a 26% increase compared to $263.3 billion for the third quarter of 2007. Average total assets were $332.8 billion for the first nine months of 2008, a 35% increase compared to $247.0 billion for the first nine months of 2007. Average advances were $253.2 billion for the third quarter of 2008, a 26% increase from $201.3 billion in the third quarter of 2007. Average advances were $251.2 billion for the first nine months of 2008, a 34% increase from $187.4 billion in the first nine months of 2007. Members increased advances for various reasons, including increases in the cost of alternative funding sources, as well as limited availability of liquidity from other sources.

Advances outstanding at September 30, 2008, included unrealized gains of $512 million, of which $280 million represented unrealized gains on advances hedged in accordance with SFAS 133 and $232 million represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2007, included unrealized gains of $604 million, all of which represented unrealized gains on advances hedged in accordance with SFAS 133. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2007, to September 30, 2008, was primarily attributable to lower interest rates on short- to intermediate-term advances during the first nine months of 2008.

Total liabilities were $330.5 billion at September 30, 2008, a 7% increase from $308.8 billion at December 31, 2007, reflecting increases in consolidated obligations outstanding from $303.7 billion at December 31, 2007, to $322.7 billion at September 30, 2008. The increase in consolidated obligations outstanding paralleled the increase in assets during the first nine months of 2008. Average total liabilities were $318.8 billion for the third quarter of 2008, a 26% increase compared to $252.3 billion for the third quarter of 2007. Average total liabilities were $318.9 billion for the first nine months of 2008, a 35% increase compared to $236.4 billion for the first nine months of 2007. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $311.1 billion in the third quarter of 2008 and $246.6 billion in the third quarter of 2007. Average consolidated obligations were $309.5 billion in the first nine months of 2008 and $231.1 billion in the first nine months of 2007.

Consolidated obligations outstanding at September 30, 2008, included unrealized losses of $1.1 billion from consolidated obligation bonds hedged in accordance with SFAS 133, partially offset by $233 million in unrealized fair value gains on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. Consolidated obligations outstanding at December 31, 2007, included unrealized losses of $1.5 billion, all of which represented unrealized losses on consolidated obligation bonds hedged in accordance with SFAS 133. The overall decrease in the unrealized losses of the hedged consolidated obligation bonds and consolidated obligation bonds carried at fair value from December 31, 2007, to September 30, 2008, was primarily attributable to the decrease in shorter-term interest rates during the first nine months of 2008.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2008, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,327.9 billion at September 30, 2008, and $1,189.7 billion at December 31, 2007.

Some FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or managements have agreed with the Office of Supervision of the Finance Board to maintain higher levels of capital, among other requirements. The Bank cannot provide assurance that it has been informed or will be informed of regulatory actions at other FHLBanks.

As of September 30, 2008, Standard & Poor’s rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service rated them Aaa/P-1. As of September 30, 2008, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, one FHLBank a long-term credit rating of AA+, and one FHLBank a long-term credit rating of AA. As of September 30, 2008, Moody’s Investors Service continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2008, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Agency to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” This change was made in response to the significant increase in mandatorily redeemable capital stock in the third quarter of 2008. In prior periods, this adjustment would have had almost no impact on the measurement of the Bank’s financial performance. Prior periods have been adjusted for comparative purposes only. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products provided to members, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and member capital.

Assets associated with this segment increased to $296.5 billion (87% of total assets) at September 30, 2008, from $284.0 billion (88% of total assets) at December 31, 2007, representing an increase of $12.5 billion, or 4%. The increase primarily reflected higher demand for advances by the Bank’s members.

Adjusted net interest income for this segment was $231 million in the third quarter of 2008, an increase of $28 million, or 14%, compared to $203 million in the third quarter of 2007. In the first nine months of 2008, adjusted net interest income for this segment was $663 million, an increase of $99 million, or 18%, compared to $564 million in the first nine months of 2007. The increases were primarily attributable to higher average advances and investment balances. The increases were partially offset by the impact of advance prepayments, which reduced interest income by $10 million in the third quarter and first nine months of 2008. In both the third quarter and first nine months of 2007, interest income was increased by prepayment fees of $1 million. The decreases in the third quarter and first nine months of 2008 primarily reflect net losses on the interest rate exchange agreements hedging the prepaid advances, partially offset by prepayment fees received on the advances. Members and nonmember borrowers prepaid $2.0 billion of advances in the third quarter of 2008 compared to $0.3 billion in the third quarter of 2007. Members and nonmember borrowers prepaid $3.1 billion of advances in the first nine months of 2008 compared to $1.2 billion in the first nine months of 2007.

Adjusted net interest income for this segment represented 65% and 86% of total adjusted net interest income for the third quarter of 2008 and 2007, respectively, and 67% and 87% of total adjusted net interest income for the first nine months of 2008 and 2007, respectively.

Advances – Advances outstanding increased by $12.0 billion, or 5%, to $263.0 billion at September 30, 2008, from $251.0 billion at December 31, 2007. The increase reflects an $18.9 billion increase in fixed rate advances and a $2.0 billion increase in variable rate overnight advances, partially offset by an $8.9 billion decrease in adjustable rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $178.4 billion at September 30, 2008, a net increase of $4.4 billion from $174.0 billion at December 31, 2007. Of this increase, $16.8 billion was attributable to higher advances to two of these borrowers (JPMorgan Chase Bank, National Association, and Wachovia Mortgage, FSB), partially offset by a $12.4 billion decrease in advances to the third borrower (Citibank, N.A.). The remaining $7.6 billion increase in total advances outstanding was attributable to a net increase in advances to other members of varying asset sizes and charter types. In total, 205 institutions increased their advances during the first nine months of 2008, while 108 institutions decreased their advances.

Average advances were $253.2 billion in the third quarter of 2008, a 26% increase from $201.3 billion in the third quarter of 2007. Average advances were $251.2 billion in the first nine months of 2008, a 34% increase from $187.4 billion in the first nine months of 2007. Members increased advances for various reasons, including increases in the cost of alternative funding sources, as well as limited availability of liquidity from other sources.

The components of the advances portfolio at September 30, 2008, and December 31, 2007, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2008	December 31, 2007
Standard advances:
Adjustable – LIBOR	$127,052	$130,847
Adjustable – other indices	1,453	4,723
Fixed	89,243	94,339
Daily variable rate	6,216	4,224
Subtotal	223,964	234,133
Customized advances:
Adjustable – LIBOR, with caps and/or floors	20	20
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	2,650	4,400
Fixed – amortizing	596	666
Fixed with PPS(1)	29,838	4,573
Fixed – callable at member’s option	575	1,813
Fixed – putable at Bank’s option	4,149	4,081
Fixed – putable at Bank’s option with PPS(1)	688	728
Subtotal	38,516	16,281
Total par value	262,480	250,414
SFAS 133 valuation adjustments	280	604
SFAS 159 valuation adjustments	233	—
Net unamortized premiums	52	16
Total	$263,045	$251,034

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are mainly used as a source of liquidity to meet the Bank’s financial obligations on a timely basis. The Bank’s total non-MBS investment portfolio was $29.4 billion as of September 30, 2008, a decrease of $1.4 billion, or 5%, from $30.8 billion as of December 31, 2007. During the first nine months of 2008, interest-bearing deposits in banks decreased $4.1 billion and commercial paper decreased $2.0 billion, while Federal funds sold increased $4.7 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds has shortened to 29 days as of September 30, 2008, from 46 days as of December 31, 2007. The rates on housing finance agency bonds generally adjust quarterly.

Borrowings – Consistent with the increase in advances, total liabilities (primarily consolidated obligations) funding the advances-related business increased $15.3 billion, or 6%, from $270.4 billion at December 31, 2007, to $285.7 billion at September 30, 2008. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At September 30, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $294.4 billion, of which $92.1 billion were hedging advances, $201.2 billion were hedging consolidated obligations, and $1.1 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $288.9 billion, of which $62.6 billion were hedging advances and $226.3 billion were hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. However, in the third quarter of 2008, market conditions significantly increased volatility in GSE debt pricing and funding costs compared to recent historical levels. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview, Financial Trends, and Recent Events.”

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

Market Instrument	September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
Federal Reserve target rate for overnight Federal funds	2.00%	4.25%	4.75%	5.25%
3-month Treasury bill	0.91	3.24	3.81	5.01
3-month LIBOR	4.05	4.70	5.23	5.36
2-year Treasury note	1.97	3.06	3.99	4.81
5-year Treasury note	2.97	3.46	4.26	4.69

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes was lower in the first nine months of 2008 than in the first nine months of 2007, reflecting a “flight to quality” premium associated with GSE debt that began during the second half of 2007 and generally continued through the first nine months of 2008.

The average relative cost of FHLBank System discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in the first nine months of 2008 compared to the first nine months of 2007, reflecting strong investor demand for short-term GSE debt. The average relative cost of FHLBank System consolidated obligation bonds issued in the first nine months of 2008 was largely unchanged versus the first nine months of 2007.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first nine months of 2008 and 2007.

	Spread of average cost of consolidated obligations to LIBOR for the nine months ended
(In basis points)	September 30, 2008	September 30, 2007
Consolidated obligation auctioned and negotiated bonds	–17.3	–17.3
Consolidated obligation auctioned discount notes	–45.7	–27.6

At September 30, 2008, the Bank was the primary obligor on $171.5 billion of swapped non-callable bonds and $13.9 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 79% of the total consolidated obligation bonds outstanding for which the Bank was the primary obligor at September 30, 2008. At December 31, 2007, the Bank was the primary obligor on $119.3 billion of swapped non-callable bonds and $38.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the total consolidated obligation bonds outstanding for which the Bank was the primary obligor at December 31, 2007.

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

At September 30, 2008, assets associated with this segment were $44.9 billion (13% of total assets), an increase of $6.5 billion, or 17%, from $38.4 billion at December 31, 2007 (12% of total assets). The increase was due to higher investments in MBS, which grew $6.7 billion to $40.8 billion at September 30, 2008, from

$34.1 billion at December 31, 2007, partially offset by lower mortgage loan balances, which decreased $0.3 billion to $3.8 billion at September 30, 2008, from $4.1 billion at December 31, 2007.

In the third quarter of 2008, average MBS investments increased $13.9 billion to $41.0 billion compared to $27.1 billion in the third quarter of 2007. In the first nine months of 2008, average MBS investments increased $12.1 billion to $38.4 billion compared to $26.3 billion in the first nine months of 2007. These increases were due to the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements in the third quarter and first nine months of 2008 relative to the same periods in 2007.

Average mortgage loans decreased $0.5 billion to $3.8 billion in the third quarter of 2008 from $4.3 billion in the third quarter of 2007. Average mortgage loans decreased $0.4 billion to $4.0 billion in the first nine months of 2008 from $4.4 billion in the first nine months of 2007.

Adjusted net interest income for this segment was $122 million in the third quarter of 2008, an increase of $88 million, or 259%, from $34 million in the third quarter of 2007. In the first nine months of 2008, adjusted net interest income for this segment was $329 million, an increase of $241 million, or 274%, from $88 million in the first nine months of 2007. The increases were primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. Lower short-term funding costs, measured as a spread below LIBOR, also favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio. The wider market spreads on MBS that have been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans. The increases also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased adjusted net interest income by $5 million in the third quarter of 2008, by $6 million in the third quarter of 2007, and by $7 million in the first nine months of 2008, and decreased adjusted net interest income by $9 million in the first nine months of 2007.

Adjusted net interest income for this segment represented 35% and 14% of total adjusted net interest income for the third quarter of 2008 and 2007, respectively, and 33% and 13% of total adjusted net interest income for the first nine months of 2008 and 2007, respectively.

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

At September 30, 2008, and December 31, 2007, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2007 Form 10-K. Mortgage loan balances at September 30, 2008, and December 31, 2007, were as follows:

(In millions)	September 30, 2008	December 31, 2007
MPF Plus	$3,470	$3,768
Original MPF	344	382

Subtotal	3,814	4,150
Net unamortized discounts	(18)	(17)

Mortgage loans held for portfolio	3,796	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,795	$4,132

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $1 million at September 30, 2008, and $1 million at December 31, 2007. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2007 Form 10-K.

At September 30, 2008, the Bank had 69 loans totaling $7 million classified as nonaccrual or impaired. For 45 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2007, the Bank had 47 loans totaling $5 million classified as nonaccrual or impaired. For 34 of these loans, totaling $4 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $40.8 billion, or 276% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at September 30, 2008, compared to $34.1 billion, or 246% of Bank capital, at December 31, 2007. The Bank’s MBS portfolio increased because of the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements during the first nine months of 2008. All MBS purchases during the first nine months of 2008 were agency or AAA-rated non-agency MBS. All but one of the non-agency MBS purchases were backed by agency bonds. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s other-than-temporary impairment analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management –Investments.”

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

On March 24, 2008, the Finance Board authorized the FHLBanks to increase their purchases of MBS by increasing the regulatory limit on MBS purchases from 300% of capital to 600% of capital. The Finance Board’s authorization requires an FHLBank to provide prior notification of its first acquisition under the temporary authority and include in its notification a description of the risk management principles underlying its purchases and an updated retained earnings analysis. The temporary authority is limited to MBS issued or backed by pools of mortgages guaranteed by Fannie Mae or Freddie Mac, including collateralized mortgage obligations or real estate mortgage investment conduits backed by the MBS. Furthermore, the temporary authority is limited to MBS backed by mortgage loans originated after January 1, 2008, and underwritten to conform to the standards imposed by the federal banking regulators on non-traditional and subprime mortgages in 2006 and 2007. The temporary authority expires on March 31, 2010. The Bank has reviewed the temporary authority and currently does not plan to implement it.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $6.5 billion, or 17%, from $38.4 billion at December 31, 2007, to $44.9 billion at September 30, 2008, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At September 30, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $15.7 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At September 30, 2008, $15.7 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of September 30, 2008, and December 31, 2007.

(In millions)
Hedging Instrument	Hedging Strategy	Accounting Designation	Notional Amount
			September 30, 2008	December 31, 2007
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$48,648	$42,155
Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	—	1,787
Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	—	4,439
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	—	3,895
Subtotal Fair Value Hedges			48,648	52,276
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,060	2,370
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	175

(In millions) Hedging Instrument	Hedging Strategy	Accounting Designation	Notional Amount
			September 30, 2008	December 31, 2007
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1,323	4,573
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	1,738	2,715
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	35,473	—
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	2,670	525
Subtotal Economic Hedges(1)			43,414	10,358
Total			92,062	62,634
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	84,149	111,307
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	6,646	2,734
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	35	—
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	4,980	7,330
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	29,553	—
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	48,279	48,236
Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	30	3,080
Subtotal Economic Hedges(1)			89,523	61,380
Total			173,672	172,687
Hedged Item: Callable Bonds
Receive fixed or structured rate, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	11,627	37,505

(In millions)
				Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation		September 30, 2008	December 31, 2007
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)		2,009	877
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed rate or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge	(1)	303	—
Subtotal Economic Hedges(1)				2,312	877
Total				13,939	38,382
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge	(1)	2,885	2,672
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge	(1)	26,404	19,523
Total				29,289	22,195
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge	(1)	11	28
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge	(1)	935	1,190
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge	(1)	210	60
Total				1,145	1,250
Total Notional Amount				$310,118	$297,176

(1)	Economic hedges are derivatives that are matched to balance sheet instruments for which the Bank has elected the fair value option in accordance with SFAS 159 or balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under SFAS 133.

At September 30, 2008, the total notional amount of interest rate exchange agreements outstanding was $310.1 billion, compared with $297.2 billion at December 31, 2007. The $12.9 billion increase in the notional amount of derivatives during the first nine months of 2008 was primarily due to a net $29.4 billion increase in interest rate exchange agreements hedging the market risk of fixed rate advances, and a net $7.0 billion increase in interest rate exchange agreements hedging consolidated obligation discount notes, partially offset by a $23.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds. The increase in interest rate exchange agreements hedging consolidated obligation discount notes reflected increased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of September 30, 2008, and December 31, 2007.

(In millions)

September 30, 2008

	Notional Amount	Derivatives	Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$48,648	$(362)	$280	$—	$(82)
Non-callable bonds	84,149	1,126	(1,064)	—	62
Callable bonds	11,627	56	(33)	—	23

Subtotal	144,424	820	(817)	—	3

Not qualifying for hedge accounting (economic hedges):
Advances	43,414	(211)	—	67	(144)
Non-callable bonds	89,289	(98)	—	287	189
Non-callable bonds with embedded derivatives	234	(1)	—	—	(1)
Callable bonds	2,312	—	—	20	20
Discount notes	29,289	(7)	—	—	(7)
MBS – trading	11	—	—	—	—
Intermediated	1,145	—	—	—	—

Subtotal	165,694	(317)	—	374	57

Total excluding accrued interest	310,118	503	(817)	374	60
Accrued interest	—	688	(1,086)	91	(307)

Total	$310,118	$1,191	$(1,903)	$465	$(247)

December 31, 2007

		Notional Amount	Derivatives	Hedged Items	Difference
Fair value hedges:
Advances		$52,276	$(595)	$604	$9
Non-callable bonds		111,307	1,353	(1,405)	(52)
Callable bonds		37,505	103	(128)	(25)

Subtotal		201,088	861	(929)	(68)

Not qualifying for hedge accounting (economic hedges):
Advances		10,358	(5)	—	(5)
Non-callable bonds		60,171	80	—	80
Non-callable bonds with embedded derivatives		1,209	(3)	—	(3)
Callable bonds		877	(3)	—	(3)
Discount notes		22,195	13	—	13
MBS – trading		28	—	—	—
Intermediated		1,250	—	—	—

Subtotal		96,088	82	—	82

Total excluding accrued interest		297,176	943	(929)	14
Accrued interest		—	171	(1,650)	(1,479)

Total		$297,176	$1,114	$(2,579)	$(1,465)

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of September 30, 2008, and December 31, 2007.

Because the periodic and cumulative net gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value are primarily a matter of timing, the net gains or losses will generally reverse over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related income effects during the first nine months of 2008 were primarily driven by (i) the significant drop in short-term interest rates resulting from the Federal Open Market Committee’s reductions in the Federal funds target rate from 4.25% to 2.00% since December 31, 2007; (ii) the changes in consolidated obligation interest rate levels and consolidated obligation spreads to LIBOR; and (iii) an increase in swaption volatilities during the first nine months of 2008. The negative fair value impact resulted in primarily unrealized net losses. These losses are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivatives Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2008, and December 31, 2007.

Concentration of Derivatives Counterparties

(Dollars in millions)		September 30, 2008		December 31, 2007
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	AA	$51,606	17%	$44,600	15%
JPMorgan Chase Bank, National Association(2)	AA	54,909	18	50,066	17
Barclays Bank PLC	AA	48,314	15	33,427	11

Subtotal		154,829	50	128,093	43
Others		155,289	50	169,083	57

Total		$310,118	100%	$297,176	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.
(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank’s equity capital resources are governed by the Bank’s capital plan. For more information, see “Management’s Discussion and Analysis and Results of Operations – Market Overview, Financial Trends, and Recent Events – Funding and Liquidity.”

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of contingency liquidity during the first nine months of 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available or funds needed for the five-business-day and 90-day periods following September 30, 2008, and December 31, 2007. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2008		As of December 31, 2007
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$1,006	$1,026	$648	$2,648
Commitments to purchase investments	960	960	—	755
Maturing member term deposits	165	230	—	10
Borrowings	—	—	1,055	1,055
Discount note and bond maturities and expected exercises of bond call options	16,415	88,951	4,710	82,102

Subtotal obligations	18,546	91,167	6,413	86,570

Sources of available funds:
Maturing investments	19,429	28,587	6,211	29,958
Proceeds from scheduled settlements of discount notes and bonds	1,212	1,532	2,265	2,355
Maturing advances and scheduled prepayments	10,612	52,905	7,688	60,999

Subtotal sources	31,253	83,024	16,164	93,312

Net funds available	12,707	(8,143)	9,751	6,742

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	28,549	—	28,278
Housing finance agency bonds	—	561	—	737
Marketable money market investments	2,641	—	16,494	—

Subtotal contingent source	2,641	29,110	16,494	29,015

Total contingent funds available	$15,348	$20,967	$26,245	$35,757

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview, Financial Trends, and Recent Events – Funding and Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2007 Form 10-K.

Capital

Total capital as of September 30, 2008, was $10.9 billion, a 20% decrease from $13.6 billion as of December 31, 2007. The decrease is primarily due to the Bank’s obligation to redeem, after the five-year statutory redemption period, the Bank capital stock previously held by two large member, IndyMac Bank, F.S.B., and Washington Mutual Bank, both of which were placed into receivership during the third quarter of 2008. The appointment of a receiver and subsequent transfer of the capital stock to a nonmember entity made termination of membership certain to occur. Therefore, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Bank reclassified the capital stock of these institutions to mandatorily redeemable capital stock (a liability) at fair value, which was equal to the stock’s par value of $100 per share. For more information on IndyMac Bank, F.S.B., and Washington Mutual Bank, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview, Financial Trends, and Recent Events – Changes at Financial Services Companies.”

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2008, and December 31, 2007. During the first nine months of 2008, the Bank’s required risk-based capital increased from $1.6 billion at December 31, 2007, to $4.0 billion at September 30, 2008. The increase was due to higher market risk capital requirements, reflecting the impact of unrealized losses on the Bank’s MBS investment portfolio.

Regulatory Capital Requirements

	September 30, 2008		December 31, 2007
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,983	$14,793	$1,578	$13,859
Total capital-to-assets ratio	4.00%	4.33%	4.00%	4.30%
Total regulatory capital	$13,657	$14,793	$12,898	$13,859
Leverage ratio	5.00%	6.50%	5.00%	6.45%
Leverage capital	$17,071	$22,189	$16,122	$20,789

The Bank’s capital requirements are more fully discussed in the Bank’s 2007 Form 10-K in Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Under the Housing Act, the director of the Finance Agency will be responsible for setting the risk-based capital standards for the FHLBanks.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of its business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards in accordance with Finance Board regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2007 Form 10-K.

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

The Bank limits the amount it will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of the Bank’s field review of the member’s collateral, the pledging method used for loan collateral (specific identification, blanket lien, or required delivery), data reporting frequency, the member’s financial strength and condition, and the concentration of collateral type. At all times, the aggregate borrowing capacity of a member’s pledged eligible collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its outstanding credit to confirm that the borrowing capacity is equal to or exceeds the outstanding credit.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is subject to the same credit and collateral policies and procedures as a member of the Bank, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2008, and December 31, 2007. During the first nine months of 2008, the Bank adjusted the internal credit quality ratings of a large number of borrowers because of the financial deterioration of these institutions resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of borrowers in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality ratings of current member or nonmember borrowers based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)

September 30, 2008

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	153	126	$125,114	$155,883	80%
4-6	240	181	132,792	156,682	85
7-10	39	31	13,581	15,351	88

Total	432	338	$271,487	$327,916	83%

December 31, 2007

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	270	216	$181,390	$263,172	69%
4-6	136	91	71,446	84,711	84
7-10	7	3	1,211	1,566	77

Total	413	310	$254,047	$349,449	73%

(1)	Includes letters of credit, the market value of swaps, Federal funds and other investments, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing

Capacity By Unused Borrowing Capacity

(Dollars in millions)

September 30, 2008

Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0%-10%	56	$202,984	$218,645
11%-25%	52	43,827	52,721
26%-50%	90	13,959	21,764
More than 50%	140	10,717	34,786
Total	338	$271,487	$327,916

December 31, 2007

Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0%-10%	39	$73,399	$79,527
11%-25%	50	60,786	76,931
26%-50%	67	110,688	160,163
More than 50%	154	9,174	32,828
Total	310	$254,047	$349,449

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2008, the borrowing capacities assigned to U.S. Treasury and Agency securities generally ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to non-agency MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2008.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

September 30, 2008

Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$146	$146
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,373	2,272
Agency pools and collateralized mortgage obligations	18,101	17,199
Non-agency residential MBS – publicly registered AAA-rated senior tranches	15,586	10,776
Non-agency home equity MBS – publicly registered AAA-rated senior tranches	606	334
Non-agency commercial MBS – publicly registered AAA-rated senior tranches	1,398	990
Non-agency residential MBS – publicly registered AA-rated senior tranches	1,276	422
Non-agency residential MBS – publicly registered A-rated senior tranches	1,480	172
Non-agency residential MBS – publicly registered BBB-rated senior tranches	185	18
Non-agency residential MBS – publicly registered AAA- or AA-rated subordinate tranches	3,924	885
Non-agency home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	2,524	828
Non-agency commercial MBS – publicly registered AAA-rated subordinate tranches	2,996	1,497
Non-agency residential MBS – private placement AAA-rated senior tranches	12,224	6,360
Non-agency commercial MBS – private placement AAA-rated senior tranches	319	178
Mortgage-related municipal bonds – AAA or AA-rated	2	1
Term deposits with the FHLBank of San Francisco	207	207
Total	$63,347	$42,285

With respect to loan collateral, most members may choose to pledge loan collateral using a specific identification method or a blanket lien method. Members pledging under the specific identification method must provide a detailed listing of pledged loans on a monthly or quarterly basis, and only those loans are pledged to the Bank. Under the blanket lien method, a member generally pledges all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans, whether or not the loans are eligible to receive borrowing capacity. Members pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain members to deliver pledged loan collateral to the Bank for different reasons, including the following: the member is a de novo institution (chartered within the last three years), the Bank is concerned about the member’s creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. Members required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank’s largest borrowers are required to report detailed data on at least a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of September 30, 2008, 69% of the loan collateral pledged to the Bank and receiving borrowing capacity was pledged by specific identification and 31% was pledged under blanket lien.

As of September 30, 2008, the Bank’s maximum borrowing capacities for loan collateral ranged from 25% to 83% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 83% for first lien residential mortgage loans, 75% for multifamily mortgage loans, 60% for commercial mortgage loans, and 55% for home equity loans. Small business, small farm, and small agribusiness loans pledged under blanket lien with summary reporting have a maximum borrowing capacity of 25%. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to more closely assess the original value of the collateral and because additional collateral is pledged that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2008.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

September 30, 2008

Loan Type	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$258,688	$154,256
Second lien residential mortgage loans and home equity lines of credit	111,834	56,296
Multifamily mortgage loans	41,747	27,227
Commercial mortgage loans	69,895	35,827
Loan participations	21,930	14,314
Reverse mortgage loans	1,387	981
Small business, small farm, and small agribusiness loans	4,963	1,101
Total	$510,444	$290,002

The Bank holds a security interest in subprime residential mortgage loans (loans with a borrower FICO score of 620 or less) pledged as collateral. At September 30, 2008, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K.

On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. As of November 10, 2008, outstanding advances to IndyMac Federal Bank, FSB, were $7.1 billion; Bank capital stock held by IndyMac Federal Bank, FSB, was $362 million; and the Bank had a perfected security interest in approximately $24.0 billion in mortgage loans (unpaid principal balance) and mortgage-backed securities (par amount). Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to IndyMac Federal Bank, FSB, was deemed necessary by management.

On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, is not a member of the Bank. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances” in the Bank’s 2007 Form 10-K.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it is probable that it will collect all amounts due according to the contractual terms of the securities.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank considers several quantitative and qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, and the length of time that and extent to which fair value has been less than the amortized cost, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The Bank’s investments may include short-term negotiable certificates of deposit (interest-bearing deposits in banks) issued by member and nonmember counterparties. At September 30, 2008, the Bank’s interest-bearing deposits in banks had gross unrealized losses totaling $2 million. The Bank has determined that these gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The interest-bearing deposits in banks were all with issuers that had credit ratings of at least A at September 30, 2008, and all of the securities had maturity dates within 45 days of quarter-end. Because of these factors and because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on its interest-bearing deposits are temporary.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. At September 30, 2008, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $1 million. In January and April 2008, certain housing finance agency bonds held by the Bank, which were issued by the California Housing Finance Agency and insured by either Ambac Assurance Corporation (Ambac) or MBIA Insurance Corporation (MBIA), were downgraded from AAA to AA by Fitch Ratings as a result of downgrades of Ambac’s and MBIA’s financial strength ratings to AA by Fitch Ratings. In June 2008, Fitch Ratings withdrew all of its ratings on Ambac and MBIA. In June 2008, Standard & Poor’s lowered its financial strength ratings on Ambac and MBIA to AA, and Moody’s Investors Service lowered its financial strength ratings on Ambac to Aa3 and MBIA to A2. In November 2008, Moody’s lowered its financial strength ratings on Ambac and MBIA to Baa1. The result of these rating actions is that, as of November 10, 2008, $554 million of the Bank’s housing finance agency bonds were rated AA (lower of Standard & Poor’s or Moody’s Investors Service’s ratings). As of November 10, 2008, $248 million of the AAA-rated housing finance agency bonds issued by the California Housing Finance Agency and insured by Financial Security Assurance were on negative watch by Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. Based on information obtained from the rating agencies, the Bank’s California Housing Finance Agency bonds are AA-rated without considering the bond insurance. The Bank has determined that the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. Because the California Housing Finance Agency had a credit rating of AA at September 30, 2008 (based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings), and the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on its housing finance agency bonds are temporary.

In addition, the Bank’s investments include non-agency MBS, some of which are issued by and/or purchased from members or their affiliates, and MBS that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. At September 30, 2008, MBS representing 42% of the carrying value of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of September 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $5.1 billion, of which $5.0 billion was related to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations.

For its non-agency MBS, the Bank analyzed a large sample of securities with adverse risk characteristics as of September 30, 2008. The adverse risk characteristics used in selecting the sample of securities for further analysis included: the magnitude of the security’s fair value discount as a percentage of the amortized cost, rating agency adverse actions on the security, including negative watch and/or downgrade, and a variety of criteria that captured the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the ratio of credit enhancement to expected credit losses. For each of the securities selected, a cash flow analysis was performed using models that project prepayments, default rates, and loss severities based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. The Bank uses these models to estimate the expected cash flows from its securities as part of its process in assessing whether it is probable that the Bank will not collect all of the contractual amounts due. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) owned by the Bank, based on the allocation rules of the deal structure. This analysis showed that, although the performance of the loans underlying the Bank’s non-agency MBS was adversely affected by the significant deterioration of conditions in the mortgage and credit markets during the third quarter of 2008, including the rapid acceleration and deepening of housing price declines, the credit enhancement protection in these securities, including the subordinate classes, spread accounts, and in many cases, additional credit support classes, was sufficient to protect the Bank from losses based on current expectations.

As of September 30, 2008, all of the Bank’s agency MBS had a credit rating of AAA, and substantially all of the Bank’s non-agency MBS had a credit rating of AAA (99.4% based on the amortized cost), with the remainder rated AA or A. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, the unrealized losses are temporary.

If conditions in the mortgage markets and general business and economic conditions remain adverse or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments, which could significantly impact the Bank’s net income, retained earnings, and total capital. A significant impairment could cause the Bank to be out of compliance with its regulatory capital requirements, which could result in, among other things, the restriction of dividends or other actions being imposed on the Bank by its regulator. The Bank cannot predict whether the value of its MBS investments may become other-than-temporarily impaired.

If the Bank determines that a security is other-than-temporarily impaired, the Bank writes down the security to its fair value, records the difference between the cost basis and the fair value as an other-than-temporary loss in its Statements of Income, and establishes a new cost basis for the security based on the fair value. The new cost basis may be less than the actual amount the Bank expects to realize by holding the security to maturity.

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of other-than-temporary impairment. These projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

The Bank performs a sensitivity analysis on the most critical assumption in its other-than-temporary impairment analysis, the projection of housing prices. In its sensitivity analysis, housing prices are assumed to decline modestly more quickly and then recover more slowly than in the base case projections. This analysis indicates how close certain securities may be to being other-than-temporarily impaired. Management considers this information in its determination of other-than-temporary impairment.

The following table presents the credit characteristics of the Bank’s non-agency MBS investments as of September 30, 2008, by year of issuance, with their underlying collateral performance and credit enhancement statistics. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will take a loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for a AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

Non-Agency MBS Credit Characteristics

September 30, 2008

(Dollars in millions)

				Unpaid Principal Balance
				Credit Rating(1)
Year of Issuance				AAA	AA	A	Total
Prime
2003 and earlier				$1,608	$—	$—	$1,608
2004				3,431	—	—	3,431
2005				380	—	—	380
2006				1,816	—	—	1,816
2007				1,120	—	—	1,120
2008				458	—	—	458
Total Prime				8,813	—	—	8,813
Alt-A
2003 and earlier				634	—	—	634
2004				1,449	—	—	1,449
2005				7,055	25	—	7,080
2006				1,997	—	126	2,123
2007				5,408	—	—	5,408
2008				402	—	—	402
Total Alt-A				16,945	25	126	17,096
Total par amount				$25,758	$25	$126	$25,909

				Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support
Prime
2003 and earlier	$1,612	$87	$1,525	1.36%	3.31%	7.35%	3.52%
2004	3,429	177	3,252	1.29	4.07	6.99	3.26
2005	380	56	324	5.23	11.36	16.18	5.71
2006	1,788	136	1,652	1.80	8.60	9.31	6.21
2007	1,120	169	951	4.78	23.25	23.71	7.10
2008	463	65	398	3.12	30.00	30.82	30.82

Total Prime	8,792	690	8,102	2.12	8.96	11.29	3.26

Alt-A
2003 and earlier	639	60	579	4.62	5.95	16.58	10.91
2004	1,460	269	1,191	6.22	8.73	16.63	8.14
2005	7,099	1,720	5,379	7.99	13.84	18.01	5.01
2006	2,124	614	1,510	14.73	22.69	24.45	10.41
2007	5,393	1,578	3,815	12.03	33.27	33.34	9.90
2008	402	32	370	3.51	31.80	32.22	32.22

Total Alt-A	17,117	4,273	12,844	9.72	20.78	23.82	5.01

Total par amount	$25,909	$4,963	$20,946	7.14%	16.76%	19.56%	3.26%

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.

In October 2008, two of the Bank’s non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These two MBS had a carrying value of $82 million and unrealized losses of $19 million at

September 30, 2008. Both of these MBS were labeled Alt-A by the issuer.

Following these rating agency actions, the Bank performed reviews on these securities as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Therefore, the Bank has determined that, as of September 30, 2008, all of the gross unrealized losses on these securities are temporary.

The following is a summary of rating agency actions on the Bank’s non-agency MBS that occurred since the end of 2007 through November 10, 2008:

•

Three of the Bank’s Alt-A non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These three MBS had a carrying value of $107 million and unrealized losses of $34 million at September 30, 2008. Two of the three downgrades occurred in October 2008, as discussed above.

•

Two of the Bank’s Alt-A non-agency MBS were downgraded from AAA to A by either Moody’s Investors Service or Fitch Ratings. These two MBS had a carrying value of $127 million and unrealized losses of $47 million at September 30, 2008. Both of these MBS were also placed on negative watch for potential additional downgrades in the future.

•

Thirty-two of the Bank’s AAA-rated Alt-A non-agency MBS were placed on negative watch by either Moody’s Investors Service, Standard & Poor’s, or Fitch Ratings. These 32 MBS had a carrying value of $2.7 billion and unrealized losses of $704 million at September 30, 2008.

•

Fifteen of the Bank’s AAA-rated prime non-agency MBS were placed on negative watch by either Moody’s Investors Service or Fitch Ratings. These 15 MBS had a carrying value of $1.8 billion and unrealized losses of $182 million at September 30, 2008.

All of these securities were subject to the same reviews as described above.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have commenced or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, these mortgage loans or MBS related to these mortgage loans.

The Bank will continue to monitor and analyze the performance of these securities to assess the collectibility of principal and interest as of each balance sheet date. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds current expectations, the Bank may recognize significant other-than-temporary impairment amounts in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)

September 30, 2008

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(2)	$269,568	$1,331	$1,297	$34
A	39,975	34	34	—
Subtotal	309,543	1,365	1,331	34
Member institutions(3)	575	—	—	—
Total derivatives	$310,118	$1,365	$1,331	$34

December 31, 2007

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(2)	$251,497	$1,040	$843	$197
A	45,054	151	131	20
Subtotal	296,551	1,191	974	217
Member institutions(3)	625	4	4	—
Total derivatives	$297,176	$1,195	$978	$217

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $2.8 billion at September 30, 2008, and $1.6 billion at December 31, 2007, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the AA-rated derivatives dealer counterparty amounts above.

At September 30, 2008, the Bank had a total of $310.1 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$309.5 billion represented notional amounts of derivatives contracts outstanding with 20 derivatives dealer counterparties. Seven of these counterparties made up 83% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 18% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $39.2 billion of derivatives outstanding at September 30, 2008, were affiliates of members, and one counterparty, with $2.8 billion outstanding at September 30, 2008, was a member of the Bank.

•

$575 million represented notional amounts of derivatives contracts with 3 non-derivatives dealer member counterparties. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at September 30, 2008, was $1.4 billion, which consisted of:

•

$1.4 billion of gross credit exposure on open derivatives contracts with 10 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $34 million.

•

$0.3 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with 3 member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $1.4 billion at September 30, 2008, and $1.2 billion at December 31, 2007. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure grew $170 million from December 31, 2007, to September 30, 2008. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2007, to September 30, 2008, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased.

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

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13.2 billion to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. Contemporaneous with the early termination, the Bank entered into derivatives transactions with other dealers to replace substantially all of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

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

Any significant changes in the judgments and assumptions made during the first nine months of 2008 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2007 Form 10-K and in Note 10 to the Financial Statements.

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

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation technique used to measure fair value. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of September 30, 2008:

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

The assumptions and judgment applied by management may have a significant effect on the Bank’s estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See Note 10 to the Financial Statements for further information regarding SFAS 157, including the classification within the fair value hierarchy of all the Bank’s assets and liabilities carried at fair value as of September 30, 2008.

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

Other-Than-Temporary Impairment for Investment Securities. The Bank applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115) to

determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its amortized cost is other than temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its amortized cost. The Bank considers quantitative and qualitative factors when determining whether an other-than-temporary impairment has occurred, including external rating agency actions or changes in a security’s external credit rating, the composition of underlying collateral, sufficiency of the credit enhancement, and the length of time and extent to which the fair value has been less than the amortized cost, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

If the Bank determines that a security is other-than-temporarily impaired, the Bank writes down the security to its fair value, records the difference between the cost basis and the fair value as an other-than-temporary loss in its Statements of Income, and establishes a new cost basis for the security based on the fair value. The new cost basis may be less than the actual amount the Bank expects to realize by holding the security to maturity.

As of September 30, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $5.1 billion, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily wide mortgage asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts to their acquisition cost. For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. For its non-agency MBS, the Bank analyzed a large sample of securities with adverse risk characteristics as of September 30, 2008. The adverse risk characteristics used in selecting the sample of securities for further analysis included: the magnitude of the security’s fair value discount as a percentage of the book value, the existence of rating agency adverse actions on the security, including negative watch and/or downgrade, and a variety of criteria that captured the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the ratio of credit enhancement to expected credit losses. For each of the securities selected, a cash flow analysis was performed using models that project prepayments, default rates, and loss severities based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) owned by the Bank, based on the allocation rules of the deal structure. This analysis showed that the credit enhancement protection in these securities, including the subordinate classes, spread accounts, and in many cases, additional credit support classes, was sufficient to protect the Bank from losses based on current expectations. As of September 30, 2008, all of the Bank’s agency MBS had a credit rating of AAA, and substantially all of the Bank’s non-agency MBS had a credit rating of AAA (99.4% based on the amortized cost), with the remainder rated AA or A. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service, Standard & Poor’s, or comparable Fitch ratings. Because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, the unrealized losses are temporary. If conditions in the mortgage markets and general business and economic conditions remain adverse or deteriorate further, the Bank may experience other-than-temporary impairment in the value of its MBS investments. The Bank cannot predict whether the value of its MBS investments may become other-than-temporarily impaired.

In October 2008, two of the Bank’s non-agency MBS were downgraded from AAA to AA by Moody’s Investors Service. These two MBS had a carrying value of $82 million and unrealized losses of $19 million at September 30, 2008. Following these rating agency actions, the Bank performed reviews as described above and concluded that the Bank still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities.

As of September 30, 2008, the Bank’s investment in interest-bearing deposits in banks had gross unrealized losses totaling $2 million. For these securities, the Bank has determined that the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The interest-bearing deposits in banks were all with issuers that had credit ratings of at least A at September 30, 2008, and all of the securities had maturity dates within 45 days of quarter-end. Because of these factors and because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, the $2 million of gross unrealized losses on its interest-bearing deposits are temporary.

As of September 30, 2008, the Bank’s investment in housing finance agency bonds had gross unrealized losses totaling $1 million. These securities were issued by the California Housing Finance Agency, and the Bank has determined that the strength of the underlying collateral and credit enhancement was sufficient to protect the Bank from losses based on current expectations. At September 30, 2008, the California Housing Finance Agency had a credit rating of AA. Because of these factors and because the Bank has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that, as of September 30, 2008, the $1 million of gross unrealized losses on its housing finance agency bonds are temporary.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Annual Designation of Member Director Positions. On September 8, 2008, the Finance Agency issued an order that confirmed the addition of a member director position for Nevada, effective January 1, 2009. As a result, the Bank will have three member director positions for California, five for Nevada, and one for Arizona for 2009. The new director position for Nevada has a three-year term ending on December 31, 2011.

Government Sponsored Enterprise Credit Facility. On September 9, 2008, the Bank entered into a lending agreement (Lending Agreement) with the United States Department of the Treasury (Treasury). Each of the other 11 FHLBanks also entered into its own Lending Agreement with the Treasury that is identical to the Agreement between the Treasury and the Bank. The FHLBanks entered into these Lending Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSE Credit Facility) that is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks, and is available until December 2009. The Housing and Economic Recovery Act of 2008 (Housing Act) provided the Treasury with the authority to establish the GSE Credit Facility.

Washington Mutual Bank Receivership and Acquisition of Assets and Liabilities by JPMorgan Chase Bank, National Association. On September 25, 2008, the FDIC was appointed receiver for Washington Mutual Bank. In connection with the receivership, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and other Bank obligations and acquired the associated Bank capital stock. As of the receivership date, Washington Mutual Bank was the Bank’s second largest borrower and stockholder, and JPMorgan Chase Bank, National Association, is the Bank’s second largest borrower and stockholder. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank.

Reconstituted Audit Committee. The Housing Act provides that the FHLBanks must comply with the substantive audit committee director independence standards under the rules of the Exchange Act. The rules under the Exchange Act provide that in order to be considered an independent member of an audit committee, a person may not be an affiliated person of the registrant. The term affiliated person means a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with the registrant. The rules provide a “safe harbor” providing that a person will not be deemed an affiliated person of the registrant if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting equity securities of the registrant. Effective September 26, 2008, the Board reconstituted the Bank’s Audit Committee with directors whose member institutions meet the safe harbor. The current members of the Audit Committee are Directors W. Douglas Hile (chairman), John F. Luikart (vice chairman), D. Tad Lowrey, Kevin Murray, and Robert F. Nielsen.

Proposed Merger between Wachovia Corporation and Wells Fargo Corporation. On October 3, 2008, Wells Fargo & Company (Wells Fargo) and Wachovia Corporation (Wachovia) announced that they had entered into a definitive agreement for the merger of the two companies including all of Wachovia’s banking operations in a whole company transaction, in which Wells Fargo will acquire all of Wachovia’s businesses and obligations, including its preferred equity and indebtedness, and all its banking deposits. Wachovia Mortgage, FSB, a subsidiary of Wachovia, is the Bank’s third largest borrower and stockholder. Wells Fargo stated that completion of the merger is subject to shareholder approvals by Wachovia and customary approval by regulators. It is uncertain at this time what effect, if any, the merger will have on the Bank.

FDIC Proposal to Increase Deposit Insurance Assessment. On October 16, 2008, the FDIC published a notice of proposed rulemaking that would increase the rates insured depository institutions pay for deposit insurance and make adjustments to the deposit insurance assessment system, including an adjustment based on an institution’s ratio of secured liabilities, including FHLBank advances, to domestic deposits. Any increase to a Bank member’s deposit insurance assessment based on its use of FHLBank advances could increase the relative cost of FHLBank advances compared to member liabilities that are not secured.

Federal Financial Institution Regulatory Agencies’ Proposal to Lower Risk Weights for Claims on, or Guaranteed by, Fannie Mae and Freddie Mac. On October 27, 2008, the federal financial institution regulatory agencies published a joint notice of proposed rulemaking that would reduce the risk-weighting of certain claims on, or guaranteed by, Fannie Mae and Freddie Mac. The agencies seek comment on all aspects of the notice of proposed rulemaking, including the potential effects on other banking organization claims on GSEs, such as the FHLBanks.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC invoked the systemic risk exception of the FDIC Improvement Act of 1991 to temporarily provide a 100 percent guarantee for senior unsecured debt newly issued by FDIC-insured institutions and their holding companies. On October 23, 2008, the FDIC issued an interim rule relating to the guarantee program and its implementation. The guarantee program is voluntary. All eligible entities will be covered under the guarantee program for the first 30 days; prior to the end of this period, eligible entities must inform the FDIC whether they will opt-out of the guarantee program. The guarantee program will apply to all senior unsecured debt newly issued by eligible institutions between October 14, 2008, and June 30, 2009; the debt is guaranteed for up to three years beyond June 30, 2009. The announcement of the guarantee program is believed to have contributed to the significant increase in the relative cost of issuing GSE debt.

Nonmember Independent Director Positions. Under the Housing Act, the FHLBanks’ appointive director positions have been changed to nonmember independent director positions, and the FHLBanks’ federal regulator will no longer appoint directors to fill these positions. Instead, the Bank will conduct elections at-large for the non-member independent director positions. For the Bank’s two nonmember independent director positions with terms expiring on December 31, 2008, the Bank will hold elections in December 2008. On October 20, 2008, the Bank sent a letter to members announcing commencement of the Bank’s 2008 Independent Director election process. Following the nomination process, the Bank will submit the nominees’ applications to the Finance Agency for review. After Finance Agency review, the Bank will announce the nominations and mail ballots for the election in December.

Amendments to the Bank’s Retained Earnings and Dividend Policy. On September 26, 2008, the Board of Directors amended the Bank’s Retained Earnings and Dividend Policy to modify the target for the buildup of retained earnings and to accelerate the buildup of retained earnings. The target will no longer be established as a fixed amount in the policy, but will be subject to periodic adjustment, up or down, based on the Bank’s then-current retained earnings analysis. The analysis addresses, among other things, the risk of an accounting write-down on MBS with unrealized losses that could occur in an adverse environment if the losses were determined to be “other than temporary.” To accelerate the buildup of retained earnings, the policy was also amended to provide for the Bank to retain 20% of earnings and to make available for dividends an amount equal to the remaining 80% of earnings, excluding the effects of SFAS 133 and SFAS 159.

On October 22, 2008, the Board of Directors further amended the Bank’s Retained Earnings and Dividend Policy. In keeping with the Bank’s goal of accelerating the buildup of retained earnings, the Board of Directors eliminated the requirement to reduce the targeted buildup in retained earnings by any cumulative net losses (or increases in cumulative net losses) resulting from the effects of SFAS 133 and SFAS 159 and make that amount available for dividends. The Board of Directors also amended the policy to provide for the Bank to retain 20% of earnings available for dividends, rather than 20% of earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net gain at the beginning and the end of a quarter, the earnings available for dividends will be earnings excluding the effects of SFAS 133 and SFAS 159. When the Bank has a cumulative net loss at the beginning or the end of a quarter, the earnings available for dividends will also reflect some or all of any net gains or losses experienced during the quarter.

The Bank amended its Retained Earnings and Dividend Policy again on November 3, 2008, to further accelerate the buildup of retained earnings. Beginning with the third quarter of 2008, each quarter the Bank will retain in restricted retained earnings 30% of earnings available for dividends until the amount of restricted retained earnings reaches the targeted amount.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In accordance with regulations governing the operations of the FHLBanks, the Bank is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLBank Act, and in accordance with the FHLBank Act, the Bank is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLBank Act. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,327.9 billion at September 30, 2008, and $1,189.7 billion at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $322.1 billion at September 30, 2008, and $302.9 billion at December 31, 2007. At September 30, 2008, the Bank had committed to the issuance of $1.4 billion in consolidated obligation bonds, of which $335 million were hedged with associated interest rate swaps, and $147 million in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 million in consolidated obligation bonds, of which $400 million were hedged with associated interest rate swaps, and $1.5 billion in consolidated obligation discount notes, of which $1.2 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 11 and 19 to the Financial Statements in the Bank’s 2007 Form 10-K.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the

Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank had provided the U.S. Treasury with listings of advances collateral amounting to $35.0 billion, which provides for a maximum borrowing of $30.5 billion. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September, 2008, none of the FHLBanks had drawn on the GSE Credit Facility.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These advance commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2008, the Bank had $1.0 billion of advance commitments and $6.3 billion in standby letters of credit outstanding. At December 31, 2007, the Bank had $2.6 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at September 30, 2008, and December 31, 2007.

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

The Bank’s market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of SFAS 133, SFAS 157, and SFAS 159) to changes in interest rates. This risk profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of “net portfolio value of capital” and future earnings (excluding the impact of SFAS 133, SFAS 157, and SFAS 159) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through (i) market value of capital sensitivity analyses and net portfolio value of capital sensitivity analyses, (ii) net interest income sensitivity analyses, and (iii) repricing gap analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to changes in interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank unless the assets are classified as other-than-temporarily impaired. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of September 30, 2008. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

To determine the Bank’s estimated risk sensitivities to interest rates for both the market value of capital sensitivity and net portfolio value of capital sensitivity, the Bank uses a third-party proprietary asset and liability system to calculate estimated net portfolio values under alternative interest rate scenarios. The system analyzes all of the Bank’s financial instruments including derivatives on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a mortgage prepayment model.

The Market Value of Capital Sensitivity table below measures and reports on the sensitivity of capital value and future earnings (excluding the impact of SFAS 133, SFAS 157, and SFAS 159) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2008	December 31, 2007
+200 basis-point change above current rates	–7.6%	–6.6%
+100 basis-point change above current rates	–4.3	–3.4
–100 basis-point change below current rates	+5.9	+3.2
–200 basis-point change below current rates	+13.9	+4.0

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of September 30, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of September 30, 2008, were 26 basis points lower for terms of 1 year, 9 basis points lower for terms of 5 years, and 18 basis points lower for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgages assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

The Net Portfolio Value of Capital Sensitivity table below measures and reports on the sensitivity of the net portfolio value of capital and future earnings (excluding the impact of SFAS 133, SFAS 157, and SFAS 159) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2008
+200 basis-point change above current rates	–4.2%
+100 basis-point change above current rates	–1.9
–100 basis-point change below current rates	+1.1
–200 basis-point change below current rates	+1.0

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. With the indicated interest rate shifts, the potential dividend yield for the projected period September 2008 through August 2009 would be expected to increase by 12 basis points, well within the policy limit of –120 basis points.

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

Repricing Gap Analysis As of September 30, 2008
	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$31,848	$—	$—	$—
Advances	182,807	18,248	58,128	3,862
Other assets	1,650

Total Assets	216,305	18,248	58,128	3,862

Liabilities
Consolidated obligations:
Bonds	122,205	19,057	54,855	10,764
Discount notes	69,169	1,811	—	—
Deposits	636	—	—	—
Mandatorily redeemable capital stock	—	—	3,898	—
Other liabilities	1,978	—	210	1,068

Total Liabilities	193,988	20,868	58,963	11,832

Interest rate exchange agreements	(12,679)	3,564	2,201	6,914

Periodic gap of advances-related business	9,638	944	1,366	(1,056)

Mortgage-related business:
Assets
MBS	11,107	2,044	17,883	9,804
Mortgage loans	222	238	1,489	1,846
Other assets	253	—	—	—

Total Assets	11,582	2,282	19,372	11,650

Liabilities
Consolidated obligations:
Bonds	2,609	2,280	13,969	9,551
Discount notes	16,244	231	—	—
Other liabilities	2	—	—	—

Total Liabilities	18,855	2,511	13,969	9,551

Interest rate exchange agreements	2,245	1,410	(3,655)	—

Periodic gap of mortgage-related business	(5,028)	1,181	1,748	2,099

Total periodic gap	4,610	2,125	3,114	1,043

Cumulative gap	$4,610	$6,735	$9,849	$10,892

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was 2 months at September 30, 2008, and 2 months at December 31, 2007.

Total Bank Duration Gap Analysis

	September 30, 2008		December 31, 2007
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$341,429	7	$322,446	5
Liabilities	330,537	5	308,819	3
Net	$10,892	2	$13,627	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

The increase in the duration gap during the first nine months of 2008 is related to the extraordinarily wide mortgage asset spreads from an extremely illiquid market. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s duration gap would be materially unchanged from December 31, 2007.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of September 30, 2008, in “Repricing Gap Analysis” above shows that approximately $9.6 billion of net assets for the advances-related business (88% of capital) were scheduled to mature or reprice in the six-month period following September 30, 2008, which is consistent with the Bank’s guidelines. Net market value sensitivity analyses and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related business segment.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank unless the assets are classified as other-than-temporarily impaired. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2008, and December 31, 2007.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable

to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2008	December 31, 2007
+200 basis-point change	–6.4%	–5.1%
+100 basis-point change	–3.7	–2.8
–100 basis-point change	+5.4	+2.3
–200 basis-point change	+12.5	+2.2

(1)	Instantaneous change from actual rates at dates indicated

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of September 30, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of September 30, 2008, were 26 basis points lower for terms of 1 year, 9 basis points lower for terms of 5 years, and 18 basis points lower for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

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

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2008
+200 basis-point change above current rates	–3.4%
+100 basis-point change above current rates	–1.5
–100 basis-point change below current rates	+0.8
–200 basis-point change below current rates	+0.1

(1)	Instantaneous change from actual rates at dates indicated

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

For the third quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Finance Agency, the Office of Finance, or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the Bank’s joint and several liability is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

The Bank’s management also relies on the operation of the Finance Board’s joint and several liability regulation (12 C.F.R. Section 966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis.

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

10.1

United States Department of the Treasury Lending Agreement, dated September 9, 2008, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2008 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2008.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)