Form 10-K
period 2008-12-31
Federal Home Loan Bank of San Francisco
filed 2009-03-27
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008, the aggregate par value of the stock held by shareholders of the registrant was approximately $13,862 million. At February 28, 2009, the total shares of stock outstanding, including mandatorily redeemable stock, totaled 133,767,020.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Federal Home Loan Bank of San Francisco

2008 Annual Report on Form 10-K

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

We are one of 12 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank is a separate entity with its own board of directors, management, and employees. The FHLBanks operate under federal charters and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks were regulated by the Federal Housing Finance Board (Finance Board), an independent federal agency, through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new federal regulator of the FHLBanks, effective July 30, 2008. On October 27, 2008, the Finance Board merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of low-cost funds. Bank stock is issued, exchanged, redeemed, and repurchased at its stated par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members are financial services firms from a number of different sectors. As of December 31, 2008, the Bank’s membership consisted of 293 commercial banks, 98 credit unions, 26 savings institutions, 10 thrift and loan companies, and 3 insurance companies. Their principal places of business are located in Arizona, California, or Nevada, the three states that make up the 11th District of the FHLBank System, but many do business in other parts of the country. Members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States.

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

To fund advances, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBank System’s Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks’ consolidated obligations at December 31, 2008, are rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s Rating Services (Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds with a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below market-rate loans that support their involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our special purpose and cooperative ownership structure have led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission to promote housing, homeownership, and community development through our activities with members, and our objective to provide adequate returns on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a market-rate dividend.

As a cooperatively-owned wholesale bank, we require our members to purchase capital stock to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are generally close to U.S. Treasury security yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.

We also invest in mortgage-backed securities (MBS), all of which are AAA-rated at the time of purchase, up to the current Bank policy limit of three times capital, and maintain a limited portfolio of residential mortgage loans purchased from members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate and credit risk exposure under normal financial conditions and, because of the accounting requirements associated with other-than-temporarily impaired MBS, may adversely affect our reported earnings. These mortgage portfolios, however, help provide us with the financial flexibility to compete aggressively for our members’ wholesale borrowing business and enhance the Bank’s earnings.

This business model, approved by our Board of Directors, has worked well when market conditions were relatively stable. Our Board of Directors has adopted a policy intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank stock. We have kept advances prices low and assessed the effectiveness of our low-cost credit policy by comparing our members’ total borrowings from the Bank to their use of other wholesale credit sources. We have strived to pay a market-rate return on our members’ investment in the Bank’s capital and assessed the effectiveness of our market-rate return policy by comparing our dividend rate to a benchmark calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members’ credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. Our capital shrinks when we repurchase capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have been able to achieve our mission by meeting member credit needs and paying market-rate dividends during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital in recent years.

On January 8, 2009, we notified members that the Bank was likely to incur an other-than-temporary impairment (OTTI) charge in connection with some of its MBS holdings as of December 31, 2008, and that, as a result, the Bank would not pay a dividend for the fourth quarter of 2008 and would not repurchase excess capital stock on January 31, 2009. Given the possibility of future OTTI charges and current market uncertainty, we determined that it was essential to continue building retained earnings and to preserve our capital. We will continue to monitor the condition of our MBS portfolio, our overall financial performance and retained earnings, and developments in the financial and housing markets as the basis for determining the status of dividends and capital stock repurchases in future quarters. For further information on the OTTI charge, see “Products and Services – Investments” below.

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

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, corridors, and collars, and call and put options);

•	amortizing advances; and

•

advances with partial prepayment symmetry. (Partial prepayment symmetry means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2008, customized advances represented 16% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness and collateral quality. We have never experienced a credit loss on an advance.

We limit the amount we will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of our field review of the member’s collateral, the pledging method used for loan collateral (specific identification, blanket lien, or required delivery), data reporting frequency, the member’s financial strength and condition, and the concentration of collateral type pledged by the member. At all times, the aggregate borrowing capacity of a member’s pledged collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. We monitor each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its outstanding credit to confirm that each member’s borrowing capacity is equal to or exceeds its outstanding credit.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans as collateral from members that are community financial institutions. The Housing Act defined community financial institutions for 2008 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1.0 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1.011 billion.

We conduct collateral field reviews at least every six months to three years, depending on the risk profile of the member and the pledged collateral. During the review, we examine a statistical sample of the member’s pledged loans to validate loan ownership and to confirm that the critical legal documents are available to the Bank. As part of the loan examination, we also identify applicable secondary market discounts.

We collect collateral data from each member on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to each type of collateral pledged by the member. Borrowing capacities include a margin that incorporates components for assignment of value and secondary market discounts for credit attributes and defects.

In general, our maximum borrowing capacities range from 40% to 100% of the value assigned to the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while second lien residential mortgage loans have a maximum borrowing capacity of 40%. Securities pledged as collateral typically have higher borrowing capacities (up to 99.5%) compared to first lien residential mortgage loans (up to 93%) and other loans (up to 75%) because securities tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged.

Throughout 2008, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, and we required additional collateral, when necessary, to fully secure advances. Based on our risk assessment of prevailing mortgage market conditions and of individual members and their collateral, we periodically decreased the maximum borrowing capacity for certain collateral types, increased secondary market discounts, and applied additional credit risk margins when needed to address the deteriorating financial condition of individual members.

We perfect our security interest in securities collateral by taking delivery of all securities at the time they are pledged. We perfect our security interest in loan collateral by filing a UCC-1 financing statement for each member pledging loans. We may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates below a certain level). In addition, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by perfected security interests.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, we may allow the advances to remain outstanding, at our discretion. The nonmember borrower is required to meet all of the Bank’s credit and collateral requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

As of December 31, 2008, we had $235.7 billion of advances outstanding, including $66.8 billion to nonmember borrowers. For members and nonmembers with credit outstanding, the total borrowing capacity of pledged collateral as of that date was $289.6 billion, including $69.4 billion pledged to secure advances outstanding to nonmember borrowers. For the year ended December 31, 2008, we had average advances of $251.2 billion and average collateral pledged with an estimated borrowing capacity of $340.5 billion.

Based on the collateral held as security for advances and our policies and procedures for managing credit risk, we have not established a loan loss allowance for advances.

When a borrower prepays an advance prior to original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds, which enables us to be financially indifferent to the prepayment of the advance. In 2008, 2007, and 2006, the prepayment fees realized in connection with prepaid advances, including advances with partial prepayment symmetry, were not material.

At December 31, 2008, we had a concentration of advances totaling $161.6 billion outstanding to three institutions, representing 69% of total advances outstanding. Advances held by these three institutions generated approximately $5.6 billion, or 65%, of advances interest income before the impact of interest rate exchange agreements in 2008. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Standby Letters of Credit.  We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, for liquidity and asset-liability management purposes, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are the same as our underwriting and collateral requirements for advances. As of December 31, 2008, we had $5.7 billion in standby letters of credit outstanding.

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

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advance price levels. Our investments also include housing finance agency bonds, limited to those issued by housing finance agencies located in the 11th District of the FHLBank System (Arizona, California, and Nevada). These mortgage revenue bonds (federally taxable) are collateralized by pools of residential mortgage loans and credit-enhanced by bond insurance. During 2008, all but one of these bonds were downgraded from AAA to AA.

In addition, our investments include agency MBS that are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and non-agency MBS, some of which are issued by and/or purchased from members, former members, or their respective affiliates. As of December 31, 2008, all of our agency MBS had a credit rating of AAA, and substantially all of our non-agency MBS (90% based on the carrying value) had a credit rating of AAA, with the remainder rated at least BB. The credit ratings we use are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

We monitor our MBS investments for substantive changes in relevant market conditions and changes in fair value. As of December 31, 2008, our investment in MBS classified as held-to-maturity had gross unrealized losses totaling $7.1 billion, primarily relating to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market and significant uncertainty about the future condition of the mortgage market and the economy, causing these assets to be valued at significant discounts to their acquisition cost.

For our agency MBS, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on our expectations at December 31, 2008. Accordingly, we did not recognize any OTTI charges relating to our agency MBS investments.

For our non-agency MBS, we analyzed all of the securities with adverse risk characteristics as of December 31, 2008. The adverse risk characteristics used in selecting each of these securities for further analysis included the magnitude of the security’s estimated fair value discount as a percentage of the carrying value, adverse rating agency action on the security, including negative watch and/or downgrade, and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date. For each of the securities, we performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) we owned, based on the cash flow and loss allocation rules of the individual security. We use these models to estimate the expected cash flows from our securities as part of our process for assessing whether it is probable that we will not collect all of the contractual amounts due.

Based on these analyses and reviews, we determined that 15 of our non-agency MBS were other-than-temporarily impaired at December 31, 2008, because we determined it was probable that we would not collect all of the contractual amounts due on each of these securities. Prior to the write-down, these 15 securities had a carrying value of $1.5 billion. Because the fair values of non-agency MBS had declined dramatically as a result of the lack of liquidity in the MBS market, the difference between the prior carrying value of $1.5 billion and the fair value of the affected securities determined as of December 31, 2008, was $590 million, far in excess of the estimated credit loss. As of December 31, 2008, the estimated credit loss on these securities was $27 million based on projected future cash flows. The OTTI charge of $590 million was reflected in “Other (loss)/income” in the fourth quarter of 2008. We have both the ability and intent to hold these securities to maturity and expect to recover the majority of the amount written down, as the difference between the estimated credit loss and the OTTI charge for each security is accreted to interest income, using the level-yield method on a retrospective basis, over the remaining life of each security. At December 31, 2008, the estimated weighted average life of these securities was approximately four years.

Because there is a continuing risk that further declines in the fair value of our MBS may occur and that we may record additional material OTTI charges in future periods, our earnings and retained earnings as well as our ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Additional information about our investments and OTTI charges associated with our non-agency MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

Affordable Housing Program.  Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year’s income for the AHP, to be awarded in the following year. Since 1990, we have awarded $546 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 90,000 affordable homes.

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

We allocate the remainder of our annual AHP subsidy, up to 35%, to our homeownership set-aside programs, under which members reserve funds from the Bank to be used as matching grants for eligible homebuyers. In addition to the two existing set-aside programs, the Individual Development and Empowerment Account Program and the Workforce Initiative Subsidy for Homeownership Program, we introduced a pilot set-aside program, the Homeownership Preservation Subsidy (HPS) Program, in August 2008. Designed as a long-term solution for low- to moderate-income homeowners who are at risk of foreclosure because of increases in their monthly mortgage payments, the HPS Program provides matching grants to help member financial institutions restructure eligible adjustable rate mortgages into affordable 30-year fixed rate loans.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see Note 18 to the Financial Statements. We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations like federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as government-sponsored enterprises; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance’s authority to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has not adversely impacted the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks’ combined quarterly and annual financial statements. In addition, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

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

Consolidated Obligation Discount Notes.  The FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members and for short-term investments. Discount notes have maturities ranging from one day to one year and may be offered daily through a consolidated obligation discount note selling group and through other authorized underwriters. Discount notes are issued at a discount and mature at par.

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

Twice weekly, we may also request specific amounts of discount notes with fixed terms to maturity ranging from 4 to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100% of the proceeds of the discount notes issued via competitive auction depending on: (i) the amounts and costs for the discount notes bid by underwriters and (ii) guidelines for the allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance. Most of the term discount notes are issued through these twice-weekly auctions.

For information regarding the impact of current market conditions on the Bank’s ability to issue consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

Debt Investor Base.  The FHLBanks have traditionally had a diversified funding base of domestic and foreign investors. Purchasers of the FHLBanks’ consolidated obligations include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. These purchasers are also diversified geographically, with a significant portion of our investors historically located in the United States, Europe, and Asia. In recent months, the FHLBanks have seen a reduction in the purchase of consolidated obligations by foreign investors, such as central banks. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

Segment Information

Management analyzes the Bank’s financial performance based on the adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all business activities in this segment and the cost of funding those activities, the cash flows from associated interest rate exchange agreements, and earnings on invested capital stock.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements (exchange agreements), also known as “derivatives,” as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. The types of exchange agreements we may enter into include: interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap, floor, corridor, and collar agreements.

The regulations governing the operations of the FHLBanks and the Bank’s Risk Management Policy establish guidelines for our use of exchange agreements. These regulations and policies prohibit trading in exchange agreements for profit and any other speculative use of these instruments. They also limit the amount of credit risk allowable from exchange agreements.

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

At December 31, 2008, the total notional amount of our outstanding exchange agreements was $331.6 billion. The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction.

We are subject to credit risk in derivatives transactions in which we have an unrealized fair value gain because of the potential nonperformance by the derivatives counterparty. We seek to reduce this credit risk by executing derivatives transactions only with highly rated financial institutions. In addition, the legal agreements governing our derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted and require each counterparty to deliver high quality collateral to us once a specified net unsecured credit exposure is reached. At December 31, 2008, the Bank’s maximum credit exposure related to exchange agreements was approximately $2.5 billion; taking into account the delivery of required collateral, the net unsecured credit exposure was approximately $21 million.

We measure the market risk of derivatives on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was three months at December 31, 2008. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

Capital

From its enactment in 1932, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act of 1999, Congress replaced the statutory subscription-based member stock purchase formula with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks and required the FHLBanks to develop new capital plans to replace the previous statutory structure.

We implemented our capital plan on April 1, 2004. In general, the capital plan requires each member to own stock in an amount equal to the greater of a membership stock requirement or an activity-based stock requirement. With the approval of the Board of Directors, we may adjust these requirements from time to time within limits established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Agency.

The capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source.

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

Competition

Demand for Bank advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail and brokered deposits. We compete with our members’ other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, other FHLBanks for members with affiliated institutions that are members of other FHLBanks, and the Federal Reserve Banks’ various credit programs.

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The three institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2008, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. Moreover, two of these three institutions were substantially acquired, directly or indirectly, by two nonmember financial institutions in the year ended December 31, 2008. For further information about these institutions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Changes at Financial Services Companies.”

Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, ability to fund advances through the issuance of consolidated obligations at competitive rates, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members’ specific requests on a timely basis, dividends, retained earnings policy, excess and surplus capital stock repurchase policies, and capital stock requirements.

Members may have access to alternative funding sources through sales of securities under agreements to resell. Some members, particularly larger members, may have access to many more funding alternatives, including independent access to the national and global credit markets—including the covered bond market—and more recently, the ability to issue senior unsecured debt under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. The availability of alternative funding sources for members can significantly influence the demand for our advances and can vary as a result of many factors, including market conditions, members’ creditworthiness, members’ strategic objectives, and the availability of collateral.

The FHLBanks also compete with the U.S. Department of the Treasury (U.S. Treasury), Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost.

Regulatory Oversight, Audits, and Examinations

The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency is also responsible for supervising and regulating Fannie Mae and Freddie Mac. The Finance Agency is supported entirely by assessments from the 12 FHLBanks, Fannie Mae, and Freddie Mac. With respect to the FHLBanks, the Finance Agency is charged with ensuring that the FHLBanks carry out their housing finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Agency also establishes regulations governing the operations of the FHLBanks.

The Finance Agency has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to obtain a cease and desist order, or a temporary cease and desist order, to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to issue civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the Finance Agency to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations.

The Housing Act established prompt corrective action capital categories and required the Finance Agency to issue regulations establishing the criteria for each category. On January 26, 2009, the Finance Agency adopted an interim final rule establishing the criteria for the categories of adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has adopted a particular reclassification for an FHLBank, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements; is significantly undercapitalized if the permanent or total capital held by the FHLBank is less than 75 percent of what is required to meet any of its requirements; and is critically undercapitalized if it fails to maintain an amount equal to two percent of its total assets.

The Housing Act and the Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, stock dividends, stock repurchases or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized.

To assess the safety and soundness of the Bank, the Finance Agency conducts an annual on-site examination of the Bank and other periodic reviews of its financial operations. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency.

In accordance with regulations governing the operations of the FHLBanks, we registered our capital stock with the Securities and Exchange Commission (SEC) under Section 12(g)(1) of the Securities Exchange Act of 1934 (1934 Act), and the registration became effective on August 29, 2005. As a result of this registration, we are required to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other SEC requirements.

Our Board of Directors has an audit committee, and we have an internal audit department. An independent registered public accounting firm audits our annual financial statements. The independent registered public accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Bank, the Finance Agency, and Congress all receive the audit reports.

Like other federally chartered corporations, the 12 FHLBanks are subject to general congressional oversight. Each FHLBank must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

The U.S. Treasury, or a permitted designee, is authorized under the combined provisions of the Government Corporations Control Act and the FHLBank Act to prescribe: the form, denomination, maturity, interest rate, and conditions to which the FHLBank debt will be subject; the way and time the FHLBank debt is issued; and the price for which the FHLBank debt will be sold. The U.S. Treasury may purchase FHLBank debt up to an aggregate principal amount of $4.0 billion pursuant to the standards and terms of the FHLBank Act.

In addition, the Housing Act authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount it deems appropriate. This temporary authorization expires December 31, 2009, and supplements the existing limit of $4.0 billion. The Housing Act also provides the U.S. Treasury with the authority to establish a Government Sponsored Enterprise Credit Facility (GSE Credit Facility), which is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks, and is available until December 31, 2009. In connection with the GSE Credit Facility, the Bank entered into a lending agreement with the U.S. Treasury on September 9, 2008. Each of the other 11 FHLBanks also entered into its own identical lending agreement with the U.S. Treasury. As of December 31, 2008, none of the FHLBanks had drawn on the GSE Credit Facility. Any borrowing by any FHLBank under the GSE Credit Facility is the joint and several liability of all the FHLBanks.

All of the FHLBanks’ financial institution members are subject to federal or state laws and regulations, and changes to these laws or regulations or to related policies might adversely or favorably affect the business of the 12 FHLBanks.

Employees

We had 284 employees at December 31, 2008. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

The following discussion summarizes certain of the risks and uncertainties that the Federal Home Loan Bank of San Francisco (Bank) faces. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations, or limit our ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Economic downturns, including downturns in the real estate markets, adversely affected the business of many of our members and our business and results of operations and could continue to do so.

Our business and results of operations are sensitive to the condition of the real estate markets, as well as general business and economic conditions. Current adverse conditions and trends, including the U.S. economic recession, declining real estate values, illiquid mortgage markets, and fluctuations in both debt and equity capital markets, have adversely affected the business of many of our members and our business and results of operations. If these conditions in the mortgage markets and general business and economic conditions remain adverse or deteriorate further, our business and results of operations could be further adversely affected. For example, a prolonged economic downturn could result in deterioration in many of our members’ credit characteristics, which could cause them to become delinquent or default on their advances. In addition, further weakening of real estate prices and adverse performance trends in the residential mortgage lending sector could further reduce the value of collateral securing member credit obligations to the Bank and the fair value of the Bank’s mortgage-backed securities (MBS) investments. This could increase the possibility of under-collateralization, increasing the risk of loss in case of the failure of a member, or increase the risk of loss on the Bank’s MBS investments because of additional other-than-temporary impairment (OTTI) charges.

We are subject to increased credit risk exposures related to the Alt-A mortgage loans that back some of our MBS investments, and increased delinquency rates and credit losses on the mortgage loans could adversely affect the cash flows from our MBS investments.

We invest in MBS backed by Alt-A mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. If mortgage loan delinquency or default rates on Alt-A mortgages increase, or there is a rapid decline in residential real estate values, our MBS investments could experience reduced yields or losses in excess of the credit enhancement structure, which may result in additional charges for OTTI on our non-agency MBS portfolio. As of December 31, 2008, the Bank determined that 15 of its MBS securities were other-than-temporarily impaired and required a write-down of $590 million. In addition, market prices for many of the non-agency MBS held in our portfolio have deteriorated since yearend due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007, further reduced the fair value of our MBS portfolios. As a result, any OTTI charges we are required to take could be much greater than the estimated credit losses on the securities. Furthermore, market illiquidity has increased the management judgment required to value non-agency MBS and certain other securities that we own. Subsequent valuations may result in significant changes in the value of non-agency MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at the time and may be materially lower than the fair value reflected in our financial statements. These reduced yields and losses could have an adverse impact on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. For more information on our OTTI analysis, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Adverse economic conditions may contribute to further deterioration in the credit quality of our mortgage portfolio and could continue to have an adverse impact on our financial condition and results of operations.

During 2008, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high delinquency and default rates. These conditions have led to high rates of loan delinquencies on some of the mortgage loans underlying our non-agency MBS portfolio. This has contributed to MBS security valuation declines and OTTI charges on certain of our non-agency MBS, which adversely affected our earnings in the fourth quarter of 2008. We expect housing prices to experience further deterioration in 2009. If actual deterioration in housing markets and housing prices is greater than our current expectations, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase our capital stock. Furthermore, a deeper recession or a depression, either in the U.S. as a whole or in specific regions of the country, could result in rising delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock.

Loan modification programs could adversely impact the value of our MBS.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, our MBS.

Market uncertainty and volatility may continue to adversely affect our business, profitability, and results of operations.

The mortgage credit markets continue to experience very difficult conditions and volatility. The deteriorating conditions in these markets have resulted in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in normal operations of major mortgage originators, including some of our largest borrowers, and have resulted in the insolvency, receivership, closure, or acquisition of a number of major financial institutions. These conditions have also resulted in less liquidity, greater volatility, a widening of credit spreads, and a lack of price transparency, and have contributed to further consolidation within the financial services industry. We operate in these markets and continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

Changes in our ability to access the capital markets could adversely affect our financial condition and results of operations, and our ability to fund advances, pay dividends, or redeem or repurchase our capital stock.

Our primary source of funds is the sale of Federal Home Loan Bank (FHLBank) System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets, which are beyond our control. The severe financial and economic disruptions during 2008, and the U.S. government’s measures intended to mitigate these effects, have changed the traditional bases on which market participants value government-sponsored enterprise (GSE) debt securities and consequently have affected our funding costs and practices. During the second and third quarters of 2008, our funding costs associated with issuing long-term consolidated obligation bonds became more volatile and rose sharply compared to the London Interbank Offered Rate (LIBOR) and U.S. Treasury bills, reflecting dealers’ current reluctance to underwrite, and investors’ current reluctance to buy, longer-term GSE debt. There was strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and our consolidated obligation discount notes. Because we have become more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less, for funding, any significant disruption in the short-term debt markets could have a serious effect on our funding. If these conditions continue indefinitely, we may not be able to obtain funding on acceptable terms, and the higher cost of longer-term liabilities would probably cause us to increase advance rates, which could adversely affect demand for advances and, in turn, our results of operations. Alternatively, continuing to fund longer-term assets with short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises more than planned. If we cannot access funding on acceptable terms when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and our ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations continue to be rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s Rating Services (Standard & Poor’s). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect this credit rating or result in the issuance of a negative report regardless of our financial condition and results of operations. Any adverse rating change or negative report may adversely affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition and results of operations and restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Changes in federal fiscal and monetary policy could adversely affect our business and results of operations.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

Changes in interest rates could significantly affect our financial condition, results of operations, or our ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase our capital stock.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations, and our ability to fund advances on acceptable terms, pay dividends, and redeem or repurchase capital stock. Moreover, the impact of changes in interest rates can be exacerbated by prepayment and extension risks, which are, respectively, the risks that mortgage-related assets will be refinanced by the obligor in low interest rate environments and will remain outstanding longer than expected at below-market yields when interest rates increase.

Our exposure to credit risk could adversely affect our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase our capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions, which may currently present a higher degree of risk because of the ongoing housing market crisis, which has resulted in increased foreclosures and mortgage payment delinquencies, and because of reduced liquidity in the financial markets. Credit losses could have an adverse effect on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our results of operations or financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties; obligations of mortgage servicers that service the loans we hold as collateral on advances; third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; and third-party providers of supplemental mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. The liquidity and financial condition of some of our counterparties, including derivatives counterparties, mortgage insurers, bond insurers, and financial guarantors, have been adversely affected by the reduction of liquidity in the financial markets and the housing market crisis, among other factors. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition, ability to pay dividends, or ability to redeem or repurchase capital stock.

We rely on derivative transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties may adversely affect our ability to enter into derivative transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have the highest long-term credit ratings of Aaa from Moody’s and AAA from Standard & Poor’s. All of our derivatives counterparties currently have high long-term credit ratings from Moody’s and Standard & Poor’s. Rating agencies may from time to time change a rating or issue negative reports or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs. This could negatively affect our financial condition and results of operations and impair our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Insufficient collateral protection could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase our capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral, generally a percentage of the value we assign to the collateral based on the risks associated with that type of collateral. If we have insufficient collateral before or after an event of default by the member, or we are unable to liquidate the collateral in the event of a default by a member, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve Banks, and, in certain circumstances, other FHLBanks. Our members may have access to alternative funding sources, including independent access to the national and global credit markets, including the covered bond market, and, more recently, the ability to issue senior unsecured debt under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP). These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. More recently, the FHLBanks compete to a certain degree with the federally guaranteed senior unsecured debt issued by financial institutions or their holding companies under the TLGP. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

Our efforts to make advances pricing attractive to our members may affect earnings.

A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the amount of or our ability to pay dividends on our capital stock.

We have a high concentration of advances and capital with three institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, ability to pay dividends, or ability to redeem or repurchase our capital stock.

We have a high concentration of advances and capital with three institutions. The loss of the advances business of any of these institutions could result in a reduction of our total assets, capital, and net income, and adversely affect the amount of or our ability to pay dividends on our capital stock. If one or more of these institutions were to prepay its advances or repay its advances as they came due, and no other advances were made to replace them, it could result in a reduction of our assets, capital and net income. The timing and magnitude of the impact of a reduction in the amount of advances to these institutions would depend on a number of factors, including:

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

The prepayment of a large amount of advances could also affect the amount of or our ability to pay dividends to our shareholders, depending on how effectively we reduce our operating expenses as assets decrease, and our ability to redeem or repurchase capital stock.

Deteriorating market conditions increase the risk that our models will produce unreliable results.

We use market-based information as inputs to our models, which are used to make operational decisions and to derive estimates for use in our financial reporting processes. The turmoil in the housing and credit markets creates additional risk regarding the reliability of our models, particularly since we are regularly adjusting our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may be limited in our ability to pay dividends or to pay dividends at rates consistent with past practices.

We did not pay a dividend for the fourth quarter of 2008 because of the risk of a significant OTTI charge. The risk of additional OTTI charges in future quarters or the need to rebuild retained earnings may limit our ability to pay dividends or to pay dividends at rates consistent with past rates. We may pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate future net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the future level of dividends that we may be willing or able to pay.

We may become liable for all or a portion of the consolidated obligations for which other FHLBanks are the primary obligors.

As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering the Bank’s joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Agency to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, and ability to pay dividends or redeem or repurchase capital stock could be adversely affected.

If the Bank or any other FHLBank has not paid the principal or interest due on all consolidated obligations, we may not be able to pay dividends or redeem or repurchase any shares of our capital stock.

If the principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, we may not be able to pay dividends on our capital stock or redeem or repurchase any shares of our capital stock. If another FHLBank defaults on its obligation to pay principal or interest on any consolidated obligations, the regulations governing the operations of the FHLBanks provide that the Finance Agency may allocate outstanding principal and interest payments among one or more of the remaining FHLBanks on a pro rata basis or any other basis the Finance Agency may determine. Our ability to pay dividends or redeem or repurchase capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

We are governed by federal laws and regulations, which could change or be applied in a manner detrimental to our operations.

The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, and other federal laws and regulations. Effective July 30, 2008, the Finance Agency, an independent agency in the executive branch of the federal government, became the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or our cost of doing business.

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks’ cost of funds, retained earnings and capital requirements, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could also negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, we could be affected by events other than another FHLBank’s default on a consolidated obligation. Events that affect other FHLBanks, such as member failures, capital deficiencies, and OTTI charges, could lead the Finance Agency to consider whether it may require or request that an FHLBank provide capital or other assistance to another FHLBank or purchase assets from the other FHLBank. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

The Federal Housing Finance Board (Finance Board), predecessor to the Finance Agency, previously stated that it intended to address FHLBank retained earnings in a future rule-making.

The Finance Board staff previously stated that it was exploring and developing a proposal for a more robust risk-based capital requirement. If the Finance Agency requires the Bank to increase its risked-based capital or its retained earnings, this action may limit the Bank’s ability to pay dividends or redeem or repurchase capital stock for some period of time. Depending on the size and duration of any dividend reduction, this could have a negative impact on members’ demand for advances.

We could change our policies, programs, and agreements affecting our members.

We may change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the Affordable Housing Program (AHP), and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

The failure of the FHLBanks to set aside, in the aggregate, at least $100 million annually for the AHP could result in an increase in our AHP contribution, which could adversely affect our results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock.

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year income for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than ten percent of our regulatory income to the AHP. An increase in our AHP contribution could adversely affect our results of operations or our ability to pay dividends.

Our members are governed by federal and state laws and regulations, which could change in a manner detrimental to their ability or motivation to invest in the Bank or to use our products and services.

Our members are all highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use our products and services. Statutory or regulatory changes that make it less attractive to hold our stock or use our products and services could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

Changes in the status, regulation, and perception of the housing GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, and future dividend payments.

In September 2008, in response to investor and financial concerns, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the U.S. Treasury put in place a set of financing agreements to help those GSEs continue to meet their obligations to holders of their debt securities. Although these actions resulted in slightly decreased spreads on U.S. agency debt relative to U.S. Treasury securities, investor concerns may result in higher funding costs, which could negatively affect our business and financial condition. The special status of Fannie Mae and Freddie Mac debt securities could result in higher funding costs on our debt. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, can create pressure on debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher spreads on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we increase the pricing of our advances in response to this decrease in net interest margin, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advances and hedging activities. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our ability to fund advances, member relations, risk management, and profitability, which could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 106,150 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 12,040 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in San Francisco, California, and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any legal proceedings that are expected to have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2008, the Federal Home Loan Bank of San Francisco (Bank) conducted an election to fill four member director positions, three in Nevada and one in California, each for a term beginning January 1, 2009, and ending December 31, 2012, except for one of the Nevada director positions, which has a term ending on December 31, 2011. Members eligible to vote in California and Nevada were invited to nominate candidates for the member director positions to be filled in their state, and the election was conducted by mail during the fourth quarter of 2008. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election for the three Nevada member director positions if it was a member located in Nevada as of December 31, 2007 (the record date for the 2008 election). An institution was eligible to nominate a candidate and vote in the election for the one California member director position if it was a member located in California as of December 31, 2007. For each of the member director positions, an institution eligible to vote could vote the number of shares of capital stock it was required to hold as of December 31, 2007, except that its vote for each member director position could not exceed the average number of shares of capital stock required to be held by all of the member institutions in its state as of December 31, 2007. Eligible institutions participating in the election could not cumulate or divide their block(s) of eligible votes.

The Board of Directors of the Bank does not solicit proxies, nor are the institutions eligible to vote permitted to solicit or use proxies to cast their votes in an election. No director (except a director acting in his or her personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for any member director position.

Nevada Member Director Positions

For the three Nevada member director positions, only two candidates were nominated and met the eligibility criteria. Under the rules governing Federal Home Loan Bank (FHLBank) elections, the Bank declared these two candidates elected in October 2008: incumbent Bank director Reginald Chen (Vice President, Citibank, National Association, Las Vegas, Nevada) for a term beginning January 1, 2009, and ending December 31, 2011, and incumbent Bank director Gregory A. Kares (Senior Vice President, Wachovia Mortgage, FSB, North Las Vegas, Nevada) for a term beginning January 1, 2009, and ending December 31, 2012. Under the rules governing the FHLBanks, the Board of Directors is required to select an officer or director of a Bank member located in Nevada to fill the third vacant Nevada member director position.

In the first quarter of 2009, Mr. Kares notified management that he would no longer be an officer of Wachovia Mortgage, FSB, as of March 28, 2009, and therefore, would no longer qualify as a Bank director as of that date. Effective February 27, 2009, Mr. Kares resigned from his position on the Bank’s Board of Directors. Under the rules governing the FHLBanks, the Board of Directors is required to select an officer or director of a Bank member located in Nevada to fill the director position vacated by Mr. Kares.

California Member Director Position

For the California member director position, the institutions eligible to vote in the 2008 California member director election elected incumbent director and chairman of the board Timothy R. Chrisman (Officer, Pacific Western Bank, San Diego, California) for a term beginning January 1, 2009, and ending December 31, 2012.

Out of 329 institutions eligible to vote in the 2008 California member director election, 123 participated, casting a total of 5,327,377 votes, of which Mr. Chrisman received 3,604,533 votes. The table below shows the number of votes that each nominee received in the 2008 election for the California member director position.

Name	Member	Votes
Carey, Christopher J.	Executive Vice President and Chief Financial Officer City National Bank, Beverly Hills, CA	439,035

Choi, Wun Hwa (Jack)	President and Chief Executive Officer Commonwealth Business Bank, Los Angeles, CA	228,719

Chrisman, Timothy R.	Officer Pacific Western Bank, San Diego, CA	3,604,533

Gardner, Steven	President and Chief Executive Officer Pacific Premier Bank, Costa Mesa, CA	1,055,090

	Total Votes Cast:	5,327,377

Prior to the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act), in addition to elected member director positions, the Bank also had director positions that were filled by appointments made by the Federal Housing Finance Board. Under the Housing Act, these appointive directors are now known as nonmember “independent” directors, and instead of being appointed by the Bank’s regulator, directors for these positions are to be elected by the Bank’s eligible voting members at-large. Under the Housing Act, candidates for “independent” director positions are to be nominated by the Bank’s Board of Directors (after consultation with the Bank’s Affordable Housing Advisory Council), reviewed by the Federal Housing Finance Agency, and elected at-large by the Bank’s members. The Housing Act requires that a minimum of two-fifths of the Board of Directors must consist of nonmember “independent” directors, two of whom must be “public interest” directors.

To serve as a nonmember “independent” director, an individual must be a United States citizen and must maintain a principal residence in a state in the Bank’s district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. To serve as a “public interest” director, an individual must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. To serve as a nonmember “independent” director other than a “public interest” director, an individual must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

During the fourth quarter of 2008, the Bank conducted an at-large election for two nonmember “independent” director positions (which included one “public interest” director position), each with a four-year term beginning on January 1, 2009. Four candidates, two for each position, were nominated to run in the election. In accordance with Finance Agency rules, a nominee may only be elected if the nominee receives at least 20 percent of the number of votes eligible to be cast in the election. None of the four nominees received 20 percent of the votes eligible to be cast. As a result, under Finance Agency rules, the election was considered a “failed election” and the Bank was required to conduct another at-large election in 2009 for these two nonmember “independent” director positions. The Bank expects to complete this election process by the end of March 2009.

The directors currently serving on the Board are identified in the table in “Part III, Item 10. Directors, Executive Officers and Corporate Governance,” and the table is incorporated by reference in “Part I, Item 4. Submission of Matters to a Vote of Security Holders.”

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank conducts its advances business exclusively with members. There is no established marketplace for the Bank’s stock. The Bank’s stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank’s capital requirements is set forth in Note 13 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.” At February 28, 2009, the Bank had 99.2 million shares of Class B stock held by 429 members and 34.6 million shares of Class B stock held by 31 nonmembers.

The Bank’s dividend rates declared (annualized) are listed in the table below and are calculated based on the $100 per share par value. All dividends except fractional shares were paid in the form of additional shares of capital stock.

Quarter	2008 Rate		2007 Rate
First	5.73%		4.89%
Second	6.19		5.14
Third	3.85		5.26
Fourth	—	(1)	5.43

(1)    On January 8, 2009, the Bank notified members that the Bank was likely to incur an other-than-temporary impairment (OTTI) charge in connection with some of its MBS holdings as of December 31, 2008, and that, as a result, the Bank would not pay a dividend for the fourth quarter of 2008 and would not repurchase excess capital stock on January 31, 2009.

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

(Dollars in millions)	2008	2007	2006	2005	2004
Selected Balance Sheet Items at Yearend
Total Assets(1)	$321,244	$322,446	$244,915	$223,602	$184,972
Advances	235,664	251,034	183,669	162,873	140,254
Mortgage Loans	3,712	4,132	4,630	5,214	6,035
Held-to-Maturity Securities(2)	51,205	53,175	39,671	36,590	29,090
Federal Funds Sold	9,431	11,680	15,443	16,997	8,461
Consolidated Obligations:(3)
Bonds	213,114	225,328	199,300	182,625	148,109
Discount Notes	91,819	78,368	30,128	27,618	26,257
Mandatorily Redeemable Capital Stock(4)	3,747	229	106	47	55
Capital Stock – Class B – Putable(4)	9,616	13,403	10,616	9,520	7,765
Total Capital	9,785	13,627	10,754	9,648	7,900

Selected Operating Results for the Year
Net Interest Income	$1,431	$931	$839	$683	$542
Other (Loss)/Income	(690)	55	(10)	(100)	(76)
Other Expense	112	98	90	81	68
Assessments	168	236	197	133	105

Net Income	$461	$652	$542	$369	$293

Selected Other Data for the Year
Net Interest Margin(5)	0.44%	0.36%	0.37%	0.34%	0.34%
Operating Expenses as a Percentage of Average Assets	0.03	0.03	0.03	0.04	0.04
Return on Assets	0.14	0.25	0.23	0.18	0.18
Return on Equity	3.54	5.80	5.40	4.22	4.23
Dividend Rate	3.93	5.20	5.41	4.44	4.07
Spread of Dividend Rate to Dividend Benchmark(6)	0.97	0.75	1.24	1.22	1.58
Dividend Payout Ratio(7)	114.32	87.14	97.70	102.36	93.01

Selected Other Data at Yearend
Capital to Assets Ratio(1) (8)	4.21%	4.30%	4.44%	4.34%	4.30%
Duration Gap (in months)	3	2	1	1	1

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.” Includes $307, $43, $580, $1,236, and $242, at December 31, 2008, 2007, 2006, 2005, and 2004, respectively, pledged as collateral that may be repledged.
(3)	As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the Federal Home Loan Banks (FHLBanks), all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008, and through the date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Yearend	Par amount
2008	$1,251,542
2007	1,189,706
2006	951,990
2005	937,460
2004	869,242

(4)	During 2008, several members merged with nonmember institutions or were placed into receivership, including two large members, IndyMac Bank, F.S.B., and Washington Mutual Bank, which were placed into receivership. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability).
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields).
(7)	This ratio is calculated as dividends per share divided by net income per share. Dividends are based on earnings excluding the effects of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). As a result, the dividend payout ratio may vary from the ratio referenced in the Bank’s Retained Earnings and Dividend Policy depending on the effects of SFAS 133 and SFAS 159.
(8)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as changes in the Federal Home Loan Bank Act of 1932 as amended (FHLBank Act) or regulations applicable to the FHLBanks;

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	soundness of other financial institutions, including Bank members;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or collateral pledged by the Bank’s derivatives counterparties;

•

changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities (MBS) and the related credit enhancement protections;

•	changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank’s members to do business with the Bank despite limitations on payment of dividends and repurchase of excess capital stock;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•

the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	the pace of technological change and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	timing and volume of market activity; and

•	the impact of the Housing and Economic Recovery Act of 2008 (Housing Act) and the Emergency Economic Stabilization Act of 2008 on the Bank’s business and operations.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1A. Risk Factors.”

On July 30, 2008, the Housing Act was enacted, and among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board, will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this report to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Overview

Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies. The U.S. economy is in a recession, and according to many observers, the current economic crisis is the deepest the nation has experienced since the 1930s. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for mortgage-backed securities (MBS), loss of investor confidence, a highly volatile stock market, fluctuations in short- and long-term interest rates, and the failure of a number of large and small financial institutions—all are symptoms of the severe economic crisis facing the U.S. and the rest of the world.

These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, had a significant impact on the Federal Home Loan Bank of San Francisco’s business and results of operations and on the Bank’s members in 2008 and may continue to exert a significant negative effect in the immediate future. Nevertheless, the Bank continues to fulfill its mission of providing liquidity to members while taking action to maintain the Bank’s safety and soundness and protect the members’ collective investment in the Bank.

During 2008, a number of the Bank’s members were placed in receivership or acquired, including some of the Bank’s larger members. Ongoing economic weakness and uncertainty could lead to additional member failures or acquisitions or a decrease in advances, which could adversely affect the Bank’s business and results of operations.

In response to the limited liquidity in the debt markets, the FHLBanks issued shorter-term consolidated obligations in lieu of longer-term debt. Ongoing economic weakness and uncertainty could lead to an increase in the cost of issuing consolidated obligations, which could adversely affect the Bank’s business and results of operations.

Ongoing stresses in the credit markets, substantial declines in real estate values, and increasing weakness in the U.S. economy continued to affect the loan collateral underlying certain MBS in the Bank’s held-to-maturity portfolio, resulting in estimated credit losses on some securities that required the Bank to write down the securities to fair value. As a result of the severe lack of liquidity in the MBS market, which adversely affected the valuation of MBS, the other-than-temporary impairment (OTTI) charge on the affected securities significantly exceeded the estimated credit losses and significantly reduced the Bank’s retained earnings. To continue building retained earnings and preserve the Bank’s capital, the Bank did not pay a dividend for the fourth quarter of 2008 and did not repurchase excess capital stock in January 2009.

In response to the financial crisis, the U.S. Treasury and other government agencies have instituted a number of programs to stabilize the financial markets and the economy. These efforts to address the recession and restructure the regulation of the financial system may have an adverse effect on the business of the Bank and its members.

This overview should be read in conjunction with management’s discussion of its business, financial condition, and results of operations. If conditions in the mortgage and housing markets and general business and economic conditions remain adverse or deteriorate further, our business, membership base, results of operations, capital, ability to pay dividends, and ability to redeem or repurchase capital stock could be further adversely affected.

Since 2007, residential property values in many states have declined significantly, and mortgage loan delinquency and foreclosure rates have greatly increased nationwide. These trends may continue into the foreseeable future. If delinquency or default rates on mortgages continue to increase, or there is a rapid decline in residential real estate values, the Bank could experience reduced yields or losses on its MBS investments. In addition, the fair value of many of the Banks’ non-agency MBS has deteriorated because of market uncertainty and illiquidity.

Based on analyses and reviews of the Bank’s non-agency MBS, the Bank determined that 15 of its non-agency MBS were other-than-temporarily impaired at December 31, 2008, because the Bank determined it was probable that it would not collect all of the contractual amounts due on each of these securities. Prior to the write-down, these 15 securities had a carrying value of $1.5 billion. Because the fair values of non-agency MBS had declined dramatically as a result of the lack of liquidity in the MBS market, the difference between the prior carrying amount of $1.5 billion and the fair value of the affected securities determined as of December 31, 2008, was $590 million, far in excess of the estimated credit loss. As of December 31, 2008, the estimated credit loss on these securities was $27 million based on projected future cash flows. The OTTI charge of $590 million was reflected in “Other (loss)/income” in the fourth quarter of 2008. The Bank has both the ability and intent to hold these securities to maturity and expects to recover the majority of the amount written down, as the difference between the estimated credit loss and the OTTI charge for each security is accreted to interest income, using the level-yield method on a retrospective basis, over the remaining life of each security. At December 31, 2008, the estimated weighted average life of these securities was approximately four years.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Additional information about investments and OTTI charges associated with the Bank’s non-agency MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

Despite the challenging economic environment, in 2008 the Bank continued to raise funds in the capital markets, provide liquidity to members, increase net interest income, manage the credit risk of advances by adapting its credit and collateral terms to current market conditions, and take other actions to maintain the Bank’s long-term financial strength.

Net income for 2008 decreased by $191 million, or 29%, to $461 million from $652 million in 2007. The decrease primarily reflected a decrease in other income, partially offset by growth in net interest income. The decrease in other income was chiefly due to the OTTI charge explained above and to an increase in net interest expense on derivative instruments used in economic hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159).

Net interest income for 2008 rose $500 million, or 54%, to $1.4 billion from $931 million in 2007. The increase in net interest income was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans) and by higher average balances of advances and investments during 2008 compared to 2007.

Other (loss)/income for 2008 was a net loss of $690 million, compared to a net gain of $55 million for 2007. The loss in 2008 was primarily due to an OTTI charge of $590 million recorded in the fourth quarter of 2008 related to the Bank’s non-agency MBS and to net interest expense on derivative instruments used in economic hedges of $120 million in 2008, compared to $4 million in 2007. Net gains associated with financial instruments carried at fair value were $889 million for 2008, which were almost completely offset by net losses on derivatives and hedged items of $888 million for 2008. Net gains associated with derivatives and hedged items were $56 million in 2007. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

On January 8, 2009, the Bank notified members that it was likely to incur an OTTI charge in connection with some of its MBS holdings as of December 31, 2008, and that, as a result, the Bank would not pay a dividend for the fourth quarter of 2008 and would not repurchase excess capital stock on January 31, 2009. Given the possibility of future OTTI charges and current market uncertainty, the Bank determined that it was essential to continue building retained earnings and to preserve its capital. The Bank will continue to monitor the condition of the Bank’s MBS portfolio, the Bank’s overall financial performance and retained earnings, and developments in the financial and housing markets as the basis for determining the status of dividends and capital stock repurchases in future quarters.

The Bank’s dividend rate for 2008 was 3.93%, compared to 5.20% for 2007. The 2008 dividend rate was lower than the rate for 2007 because the Bank did not pay a dividend for the fourth quarter of 2008 in anticipation of a potential OTTI charge. The OTTI charge incurred in the fourth quarter was partially offset by the increase in net interest income in 2008, which was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans), as well as higher average advances and investment balances.

The Bank has assessed the effectiveness of its market-rate return policy by comparing the dividend rate on its capital stock to a benchmark that is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The Bank believes this benchmark is generally consistent with the Bank’s interest rate risk and capital management goals.

The spread between the dividend rate and the dividend benchmark increased to 0.97% for 2008 from 0.75% for 2007. The increased spread reflects a decrease in the dividend benchmark, which resulted from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the target Federal funds rate from September 2007 through December 2008.

During 2008, total assets decreased $1.2 billion, to $321.2 billion at yearend 2008 from $322.4 billion at yearend 2007. Advances outstanding decreased by $15.3 billion, or 6%, to $235.7 billion at December 31, 2008, from $251.0 billion at December 31, 2007. In total, 113 institutions decreased their advances, while 213 institutions increased their advances during 2008. In addition, Federal funds sold decreased by $2.3 billion, or 20%, to $9.4 billion from $11.7 billion, and held-to-maturity securities decreased by $2.0 billion, or 4%, from $53.2 billion to $51.2 billion, while cash and due from banks increased to $19.6 billion from $5 million.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. In 2008, the Bank reviewed and adjusted its lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during 2008 the Bank increased margins for certain collateral types, increased secondary market discounts, and increased margins for individual members as needed in response to deteriorating creditworthiness.

Changes at Financial Services Companies

During 2008, events affecting the financial services industry resulted in significant changes in the number, ownership structure, and liquidity of some of the industry’s largest companies, including some of the Bank’s largest members. It is uncertain at this time what effect, if any, these changes will have on the Bank. If the advances outstanding to these and other institutions are not replaced when repaid, the decrease in advances may result in a reduction of the Bank’s total assets, capital, and net income. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs. A significant decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders, depending on how effectively the Bank reduces operating expenses as assets decrease and its ability to redeem or repurchase Bank capital stock.

On July 11, 2008, the Office of Thrift Supervision (OTS) closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49 million, remains classified as mandatorily redeemable capital stock (a liability).

On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances, continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank, and, as of March 20, 2009, is the Bank’s second largest borrower and shareholder.

On October 24, 2008, JPMorgan Bank and Trust Company, National Association (JPMorgan B&T), an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. The Bank intends to allow the transfer of excess stock from JPMorgan Chase Bank, National Association, to JPMorgan B&T to enable JPMorgan B&T to satisfy its minimum stock requirement, and the capital stock transferred will no longer be classified as mandatorily redeemable (a liability).

On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank. As of March 20, 2009, Wachovia Mortgage, FSB, is the Bank’s third largest borrower and shareholder.

Seven other smaller member institutions were also placed into receivership or liquidated during 2008. Two of these institutions had no advances outstanding at the time they were placed into receivership or liquidated. The advances outstanding to three of the institutions were repaid prior to December 31, 2008, and no losses were incurred by the Bank. The advances of the remaining two institutions were assumed by a nonmember institution prior to yearend 2008.

From January 1, 2009, to March 20, 2009, four member institutions were placed into receivership or liquidated. The advances outstanding to two of the institutions were repaid prior to March 20, 2009, and no losses were incurred by the Bank. The advances of the third institution were assumed by a member institution, and the advances of the fourth institution were assumed by a nonmember institution.

Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to the member and nonmember institutions mentioned above was deemed necessary by management.

In addition, the Bank had derivatives transactions with Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13.2 billion to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. With the early termination, the Bank entered into derivatives transactions with other dealers to replace a large portion of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

If economic conditions deteriorate further, the Bank’s business and results of operations, as well as the business and results of operations of its members, nonmember borrowers, and derivatives counterparties, could be adversely affected. The termination of membership of a large member or a large number of smaller members could result in a reduction of the Bank’s total assets, capital, net income, and rate of dividends paid to members. In addition, a default by a member, nonmember borrower, or derivatives counterparty with significant obligations to the Bank could result in significant losses to the Bank, which in turn could adversely affect the Bank’s results of operations or financial condition.

Funding and Liquidity

During the second half of 2008, spreads on virtually all credit products widened relative to risk-free U.S. Treasury securities. In addition, foreign investors were net sellers of government-sponsored enterprise (GSE) debt in the second half of 2008, which led to higher spreads on long-term senior GSE debt when measured against three-month London Interbank Offered Rate (LIBOR). At the same time, the FHLBanks’ funding costs for short-term discount notes relative to LIBOR improved. The steepening of the yield curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong demand by money market funds for short-term, high-quality assets. As a result, during the second half of the year, the Bank’s liquidity needs were met primarily through the issuance of discount notes, floating-rate notes, short-term callable bonds, and short-term bullet bonds.

The relatively weak investor demand for longer-term GSE obligations resulted in the issuance of limited amounts of long-term (two years or longer) consolidated obligation bonds during the second half of 2008. However, because of the strong market demand for short-term, high-quality investments, the Bank continued to have sufficient access to short-term consolidated obligation bonds and discount notes, which allowed it to meet its obligations as they came due and to meet the credit needs of its members in a timely and cost-efficient manner. During the second half of 2008, the Bank slightly increased the use of discount notes as a source of funding, raising its proportion relative to the Bank’s total consolidated obligations outstanding from 26% to 30%. Market volatility and underwriter risk aversion resulted in a reduction in the volume of discount notes sold through an auction format. This reduction was offset by increasing the issuance of discount notes through negotiated transactions, which generally entail less risk for underwriters.

To further support the functioning of financial markets, on September 19, 2008, the Federal Reserve announced that it would begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks in the secondary market. Similar to secondary market purchases of U.S. Treasury securities, the Federal Reserve announced that purchases of Fannie Mae, Freddie Mac, and FHLBank debt would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions. During September 2008, the Federal Reserve purchased $14.5 billion in agency discount notes, including $3.4 billion in FHLBank consolidated obligation discount notes under this securities purchase plan.

On November 25, 2008, the Federal Reserve announced it would initiate a program to purchase the direct obligations of Fannie Mae, Freddie Mac, and the FHLBanks and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The Federal Reserve stated that this action was taken to reduce the cost and increase the availability of credit for the purchase of homes, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The Federal Reserve indicated that purchases of up to $100 billion in GSE direct obligations under the program would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and would begin in early December. As of December 31, 2008, the Federal Reserve had purchased $15.0 billion in agency term obligations, including $3.1 billion in FHLBank consolidated obligation bonds. The Federal Reserve also announced that purchases of up to $500 billion in MBS would be conducted by asset managers selected via a competitive process. The Federal Reserve began purchasing these MBS in January. Purchases of both direct obligations and MBS are expected to take place over several quarters.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of December 31, 2008, the Bank provided the U.S. Treasury listings of advances collateral totaling $35.0 billion, which provides for a maximum possible borrowing of $30.5 billion, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, and through March 20, 2009, none of the FHLBanks had drawn on the GSE Credit Facility.

In managing the Bank’s funding liquidity risk, the Bank considers the risk to three components it views as fundamental to its overall liquidity: structural liquidity, tactical liquidity, and contingency liquidity. Structural liquidity provides a framework for strategic positioning of the Bank’s long-term (greater than one year) funding obligations. Tactical liquidity includes operational cash management in horizons as short as intraday to as long as one year. Contingency liquidity planning consists of stress testing the Bank’s ability to meet its funding obligations as they become due and to satisfy member requests to renew maturing advances, assuming different adverse scenarios, such as the inability to issue new unsecured consolidated obligations or secured debt. For example, in the second quarter of 2008, the Bank adopted an on-balance sheet liquidity planning strategy intended to enable the Bank to meet its funding obligations and satisfy all member requests to renew maturing advances for 15 calendar days even if the Bank was unable to raise secured or unsecured financing during the 15-day period. This strategy provided liquidity in excess of that required by the Finance Agency liquidity guidelines released in March 2009.

Continued limited access to long-term funding could lead the Bank to place greater reliance on short-term funding. If this reliance increased, any disruptions in the Bank’s ability to access short-term funding could create greater liquidity risks for the Bank and its members, which could affect the Bank’s ability to offer advances. The GSE Credit Facility provides an additional contingent source of liquidity that could be accessed to meet the Bank’s funding obligations.

Results of Operations

Comparison of 2008 to 2007

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2008, 2007, and 2006, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2008				2007				2006
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Securities purchased under agreements to resell	$—		$—	—%	$242		$13	5.37%	$743		$35	4.71%
Federal funds sold	13,927		318	2.28	12,679		660	5.21	10,582		522	4.93
Trading securities: MBS	46		2	4.35	63		4	6.35	104		6	5.77
Held-to-maturity securities
MBS	38,781		1,890	4.87	27,250		1,419	5.21	26,504		1,341	5.06
Other investments(1)	15,545		425	2.73	14,132		741	5.24	13,985		717	5.13
Mortgage loans	3,911		200	5.11	4,370		215	4.92	4,931		243	4.93
Advances(2)	251,184		8,182	3.26	201,744		10,719	5.31	172,494		8,777	5.09
Loans to other FHLBanks	23			1.93	7		—	4.34	5		—	4.94

Total interest-earning assets	323,417		11,017	3.41	260,487		13,771	5.29	229,348		11,641	5.08
Other assets(3) (4)	7,767		—	—	4,098		—	—	2,235		—	—

Total Assets	$331,184		$11,017	3.33%	$264,585		$13,771	5.20%	$231,583		$11,641	5.03%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$227,804		$7,282	3.20%	$206,630		$10,772	5.21%	$197,966		$9,799	4.95%
Discount notes	80,658		2,266	2.81	41,075		2,038	4.96	19,915		980	4.92
Deposits(3)	1,462		24	1.64	467		22	4.71	395		18	4.56
Borrowings from other FHLBanks	20		—	1.02	6		—	2.55	4		—	4.86
Mandatorily redeemable capital stock	1,249		14	3.93	126		7	5.20	76		4	5.41
Other borrowings	17		—	1.69	13		1	5.28	13		1	7.69

Total interest-bearing liabilities	311,210		9,586	3.08	248,317		12,840	5.17	218,369		10,802	4.95
Other liabilities(3) (4)	6,969		—	—	5,022		—	—	3,181		—	—

Total Liabilities	318,179		9,586	3.01	253,339		12,840	5.07	221,550		10,802	4.88
Total Capital	13,005		—	—	11,246		—	—	10,033		—	—

Total Liabilities and Capital	$331,184		$9,586	2.89%	$264,585		$12,840	4.85%	$231,583		$10,802	4.66%

Net Interest Income			$1,431				$931				$839

Net Interest Spread(5)				0.33%				0.12%				0.13%

Net Interest Margin(6)				0.44%				0.36%				0.37%

Interest-earning Assets/Interest-bearing Liabilities	103.92%				104.90%				105.03%

Total Average Assets/Capital Ratio(7)	23.2	x			23.3	x			22.9	x

(1)	During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest (expense)/income on interest rate exchange agreements of $(388) million, $230 million, and $317 million for 2008, 2007, and 2006, respectively. Interest expense on consolidated obligation bonds includes interest income/(expense) on interest rate exchange agreements of $1,541 million, $(867) million, and $(1,439) million for 2008, 2007, and 2006, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1).
(4)	Includes forward settling transactions and fair value adjustments in accordance with SFAS 133 and SFAS 159.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	For this purpose, capital includes mandatorily redeemable capital stock.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2008 compared to 2007. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2008 Compared to 2007

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(13)	$(7)	$(6)
Federal funds sold	(342)	60	(402)
Trading securities: MBS	(2)	(1)	(1)
Held-to-maturity securities:
MBS	471	567	(96)
Other investments(2)	(316)	68	(384)
Mortgage loans	(15)	(23)	8
Advances(3)	(2,537)	2,233	(4,770)

Total interest-earning assets	(2,754)	2,897	(5,651)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(3,490)	1,014	(4,504)
Discount notes	228	1,377	(1,149)
Deposits	2	24	(22)
Mandatorily redeemable capital stock	7	10	(3)
Other borrowings	(1)	—	(1)

Total interest-bearing liabilities	(3,254)	2,425	(5,679)

Net interest income	$500	$472	$28

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 44 basis points for 2008, 8 basis points higher than the net interest margin for 2007, which was 36 basis points. The increase reflected higher net interest spreads on the mortgage portfolio and a higher net interest spread on advances made to members during 2008 compared to 2007. The increases were partially offset by a lower yield on invested capital due to the lower interest rate environment during 2008.

The net interest spread was 33 basis points for 2008, 21 basis points higher than the net interest spread for 2007, which was 12 basis points. The increase reflected a higher net interest spread on the Bank’s mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. In addition, lower short-term funding costs, measured as a spread below LIBOR, favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio and resulted in higher net interest spreads on new advances. The lower short-term funding costs relative to LIBOR were driven primarily by events adversely affecting the financial markets, which led to higher demand for short-term FHLBank consolidated obligations.

Net Interest Income.  Net interest income for 2008 rose $500 million, or 54%, to $1.4 billion from $931 million for 2007. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), and by higher average balances of advances and investments. The increase was partially offset by the effect of lower interest rates on average capital.

Interest income from advances decreased $2.5 billion, primarily as a result of a $4.7 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $2.2 billion increase attributable to a 25% increase in average advances outstanding, reflecting higher member demand during 2008 relative to 2007.

Interest income on non-MBS investments decreased $671 million, which consisted of a $792 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $121 million increase attributable to a 9% increase in average non-MBS investment balances.

Interest income from the mortgage portfolio increased $454 million, which consisted of a $566 million increase attributable to a 42% increase in average MBS outstanding and an $8 million increase attributable to higher average yields on mortgage loans, partially offset by a $97 million decrease attributable to lower average yields on MBS investments, and a $23 million decrease attributable to a 11% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which increased interest income by $41 million in 2008 and decreased interest income by $18 million in 2007. The increased amortization of net discounts was due to a lower interest rate environment during 2008, resulting in faster projected prepayment rates.

Interest expense on consolidated obligations (bonds and discount notes) decreased $3.3 billion, which consisted of a $5.7 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by a $2.4 billion increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

Interest expense on mandatorily redeemable capital stock increased $7 million, of which $10 million was attributable to higher average balances of mandatorily redeemable capital stock in 2008 relative to 2007, partially offset by a decrease in interest expense on mandatorily redeemable capital stock of $3 million attributable to lower dividend rates in 2008. Most of the increase in interest expense was attributable to the reclassification of capital stock to mandatorily redeemable capital stock (a liability) associated with IndyMac Federal Bank, FSB, and JPMorgan Chase Bank, National Association, which increased interest expense by $4 million and $2 million, respectively.

The growth in average interest-earning assets and net interest income during 2008 compared to 2007 was driven primarily by higher member demand for advances in the second half of 2007 and steady member demand for advances during most of 2008, with a slight increase in demand in the third quarter of 2008. Member demand for wholesale funding from the Bank can vary greatly depending on a number of factors, including economic and market conditions, competition from other wholesale funding sources, deposit inflows and outflows, the activity level of the primary and secondary mortgage markets, and strategic decisions made by individual member institutions. As a result, Bank asset levels and operating results may vary significantly from period to period.

Other (Loss)/Income.  Other income was a net loss of $690 million in 2008, compared to a net gain of $55 million in 2007. The loss in 2008 was primarily due to the OTTI charge of $590 million recorded in the fourth quarter of 2008 related to the Bank’s non-agency MBS and to net interest expense on derivative instruments used in economic hedges of $120 million in 2008 compared to $4 million in 2007. Net gains associated with financial instruments carried at fair value were $889 million for 2008, which were almost completely offset by net losses on derivatives and hedged items of $888 million for 2008. Net gains associated with derivatives and hedged items were $56 million in 2007. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

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

In general, nearly all of the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related net income effects during 2008 were primarily driven by (i) LIBOR interest rate swaps trending downward over 2008, creating net gains in the non-hedge qualifying portfolio where the Bank has an overall net receive fixed rate position; and (ii) additional net gains year-over-year related to fair value hedges as a result of the large movement in spreads relative to LIBOR.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends, and may continue to adversely impact the Bank’s dividends.

Net Gain on Advances and Consolidated Obligation Bonds Held at Fair Value — Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 yielded unrealized net fair value gains of $890 million for 2008. The $890 million unrealized net fair value gains, primarily driven by the decline in interest rates and an increase in swaption volatility used in pricing fair value option putable advances during 2008, consisted of $914 million in unrealized fair value gains on $38.6 billion of advances carried at fair value, partially offset by $24 million in unrealized fair value losses on $30.3 billion of consolidated obligation bonds carried at fair value. These gains or losses are partially offset by losses or gains on derivatives that are economically hedged to these instruments where the fair value option has been elected. See the table below for more information.

Net (Loss)/Gain on Derivatives and Hedging Activities — The table below shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in earnings in 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net Loss on Derivatives and Hedging Activities

2008 Compared to 2007

(In millions)	2008					2007
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges		Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges
Hedged Item	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges		Total
Advances:
Elected for fair value option	$—	$—	$(908)	$(140)	$(1,048)	$—	$—	$—	$—	$—
Not elected for fair value option	48	—	(167)	4	(115)	2	—	(4)	4	2
Consolidated obligations:
Elected for fair value option	—	—	(79)	(203)	(282)	—	—	—	—	—
Not elected for fair value option	(38)	—	256	219	437	(26)	—	84	(8)	50

Total	$10	$—	$(898)	$(120)	$(1,008)	$(24)	$—	$80	$(4)	$52

During 2008, net losses on derivatives and hedging activities totaled $1,008 million, which included net interest expense on derivative instruments used in economic hedges of $120 million.

This $120 million of net interest expense on derivative instruments used in economic hedges consisted of $203 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159, and $140 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159. These amounts were partially offset by $219 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, and $4 million of net interest income attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The increase in net interest expense attributable to interest rate swaps associated with advances and consolidated obligations was primarily due to the impact of the decrease in LIBOR rates throughout most of 2008 on the floating leg of the interest rate swaps.

Excluding the $120 million impact from net interest expense on derivative instruments used in economic hedges, net losses totaled $888 million in 2008. These losses were primarily attributable to the decline in interest rates during 2008 and consisted of net losses of $1,027 million attributable to the hedges related to advances, partially offset by net gains of $139 million attributable to the hedges related to consolidated obligations. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. During 2007, net gains on derivatives and hedging activities totaled $52 million. This amount included net interest expense on derivative instruments used in economic hedges of $4 million, the majority of which was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains totaled $56 million in 2007, which consisted of net gains of $58 million attributable to the hedges related to consolidated obligations, partially offset by net losses of $2 million attributable to the hedges related to advances.

Other Expense.  Other expenses were $112 million in 2008 compared to $98 million in 2007, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and transaction volume and complexity, as well as increased compliance requirements related to the Sarbanes-Oxley Act of 2002.

Affordable Housing Program and Resolution Funding Corporation Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the Resolution Funding Corporation (REFCORP). The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. In addition, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank’s AHP provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) before interest expense related to mandatorily redeemable capital stock and the assessment for the AHP, but after the assessment for the REFCORP. To the extent that the aggregate 10% calculation is less than $100 million, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $197 million, $318 million, and $295 million for their AHPs in 2008, 2007, and 2006, respectively, and there was no AHP shortfall in any of those years.

To fund the REFCORP, each FHLBank is required to pay 20% of U.S. GAAP income after the assessment for the AHP, but before the assessment for the REFCORP. The FHLBanks will continue to record an expense for the REFCORP assessments until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be fully satisfied. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and on interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment occurs when the actual aggregate quarterly payment by all 12 FHLBanks falls short of $75 million.

The FHLBanks’ aggregate payments through 2008 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013. The FHLBanks’ aggregate payments through 2008 have satisfied $43 million of the $75 million scheduled payment due on April 15, 2013, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 million annual payments after December 31, 2008.

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

The Bank set aside $53 million for the AHP in 2008, compared to $73 million in 2007, reflecting lower earnings in 2008. The Bank’s total REFCORP assessments equaled $115 million in 2008, compared to $163 million in 2007, reflecting lower earnings in 2008. The total assessments in 2008 and 2007 reflect the Bank’s effective “tax” rate on pre-assessment income of 27%. Since the Bank experienced a net loss in the fourth quarter of 2008, the Bank recorded a $51 million receivable from REFCORP in the Statements of Condition for the amount of the excess payments made during the nine months ended September 30, 2008. This receivable will be applied as a credit toward future REFCORP assessments (to the extent the Bank has net income in the future) over an indefinite period of time. Over time, as the Bank uses the credit against its future REFCORP assessments, the receivable will be reduced until the receivable has been exhausted. If any amount of the receivable still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank will be able to collect on its remaining receivable.

Return on Equity.  Return on equity (ROE) was 3.54% in 2008, a decrease of 226 basis points from 5.80% in 2007. The decrease reflected the 29% decrease in net income, to $461 million in 2008 from $652 million in 2007. In addition, average capital increased 16% to $13.0 billion in 2008 from $11.2 billion in 2007.

Dividends and Retained Earnings.  By regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations. The regulatory liquidity requirements state: (i) each FHLBank must maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) each FHLBank must hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2008, advances maturing within five years totaled $225.1 billion, significantly in excess of the $0.6 billion of member deposits on that date. At December 31, 2007, advances maturing within five years totaled $240.1 billion, significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of December 31, 2008 and 2007, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159.

In general, the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As SFAS 133- and SFAS 159-related cumulative net gains are reversed by periodic SFAS 133- and SFAS 159-related net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133 and SFAS 159, provided that at the end of the period the cumulative net effect of SFAS 133 and SFAS 159 since inception remains a net gain. The purpose of the SFAS 133 and SFAS 159 category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of SFAS 133 and SFAS 159 cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may help preserve the Bank’s ability to pay dividends, the reversal of SFAS 133 and SFAS 159 cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 and SFAS 159 for that period. Also, if the net effect of SFAS 133 and SFAS 159 since inception results in a cumulative net loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of SFAS 133 and SFAS 159 may cause the Bank to reduce or temporarily suspend dividend payments.

Retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $52 million at December 31, 2008, and $47 million at December 31, 2007. The increase of $5 million is due to SFAS 133 and SFAS 159 net gains recorded during the first and fourth quarters of 2008, offset mainly by SFAS 133- and SFAS 159-related net losses recorded during the third quarter of 2008.

Other Retained Earnings – Targeted Buildup – In addition to the cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds a targeted amount of other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary.

On September 26, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to modify the target for the buildup of retained earnings, formerly $296 million, and to accelerate the buildup of targeted retained earnings. Under this provision of the Bank’s Retained Earnings and Dividend Policy, the target is no longer established as a fixed amount in the policy, but is subject to periodic adjustment, up or down, based on the Bank’s then-current retained earnings analysis. Based on the Bank’s most recent analysis, the current target for the buildup of retained earnings is $747 million. To accelerate the buildup of retained earnings, the policy was also amended to provide for the Bank to retain 20% of earnings and to make available for dividends an amount equal to the remaining 80% of earnings, excluding the effects of SFAS 133 and SFAS 159.

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

The Bank amended its Retained Earnings and Dividend Policy again on November 3, 2008, to further accelerate the buildup of retained earnings. Under the amended policy, beginning with the third quarter of 2008, each quarter the Bank will retain in restricted retained earnings 30% of earnings available for dividends until the amount of restricted retained earnings reaches the targeted amount. Prior to the amendments noted above, the Bank retained 10% of its earnings excluding the effects of SFAS 133 and SFAS 159 in restricted retained earnings.

The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $124 million at December 31, 2008, and $180 million at December 31, 2007. In accordance with this provision, the amount had increased by $99 million through the third quarter of 2008, and then was reduced by $155 million in the fourth quarter of 2008 as a result of the negative impact to unrestricted retained earnings at December 31, 2008, resulting primarily from the OTTI charge taken by the Bank in the fourth quarter of 2008. If the Bank’s financial performance remains relatively consistent with its 2008 performance (exclusive of the OTTI charges in the fourth quarter of 2008) and the Bank does not incur additional OTTI charges or pay a dividend for the first three quarters of 2009, the Bank now expects to reach the current $747 million target by the end of 2009. There can be no assurance, however, that the Bank will not incur additional OTTI charges or that the Bank will be able to attain the retained earnings target level by November 2009. (For further information regarding this policy, see Note 13 to the Financial Statements.)

Dividends Paid – The Bank’s dividend rate for 2008 was 3.93%, compared to 5.20% for 2007. The 2008 dividend rate was lower than the rate for 2007 because the Bank did not pay a dividend for the fourth quarter of 2008 in anticipation of a potential OTTI charge. The OTTI charge incurred in the fourth quarter was partially offset by the increase in net interest income in 2008, which was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans), as well as higher average advances and investment balances.

The spread between the dividend rate and the dividend benchmark increased to 0.97% for 2008 from 0.75% for 2007. The increased spread reflects a decrease in the dividend benchmark, which resulted from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the target Federal funds rate from September 2007 through December 2008.

The Board of Directors may declare and pay dividends out of current net earnings or previously retained earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable regulatory requirements.

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice.

Comparison of 2007 to 2006

The Bank’s dividend rate for 2007 was 5.20%, compared to 5.41% for 2006. The decrease in the dividend rate primarily reflected the changes in the Bank’s Retained Earnings and Dividend Policy that became effective on January 1, 2007, increasing the target amount of retained earnings to $296 million and increasing the percentage of earnings retained to 10% of earnings, excluding the effects of SFAS 133, until the target was reached. In addition, the decrease in the dividend rate for 2007 compared to 2006 reflected a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital and higher net interest spreads on investments and advances in 2007 compared to 2006.

Total assets grew $77.5 billion, or 32%, to $322.4 billion from $244.9 billion at yearend 2006, primarily because of growth in advances. Members increased their outstanding advances by $67.3 billion, or 37%, to $251.0 billion at December 31, 2007, compared to $183.7 billion at December 31, 2006. Most of the growth in advances occurred in the second half of 2007, reflecting the prevailing conditions in the financial markets during the period, and was funded primarily by consolidated obligation discount notes.

In addition to the growth in advances, held-to-maturity securities increased by $13.5 billion, or 34%, to $53.2 billion from $39.7 billion. The increases were partially offset by a decrease in Federal funds sold, which fell $3.7 billion, or 24%, to $11.7 billion from $15.4 billion.

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

Change in Net Interest Income: Rate/Volume Analysis

2007 Compared to 2006

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(22)	$(26)	$4
Federal funds sold	138	108	30
Trading securities: MBS	(2)	(3)	1
Held-to-maturity securities:
MBS	78	38	40
Other investments(2)	24	8	16
Mortgage loans	(28)	(28)	—
Advances(3)	1,942	1,541	401

Total interest-earning assets	2,130	1,638	492

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	973	439	534
Discount notes(3)	1,058	1,050	8
Deposits	4	3	1
Mandatorily redeemable capital stock	3	3	—

Total interest-bearing liabilities	2,038	1,495	543

Net interest income	$92	$143	$(51)

(1)    Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)    During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”

(3)    Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin decreased 1 basis point during 2007 compared to 2006. The decrease reflects lower profit spreads on the combined mortgage loan and MBS portfolio, partially offset by a higher yield on invested capital, a higher net interest spread on non-MBS investments, and a higher net interest spread on advances made to members during the third and fourth quarters of 2007.

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

Sources of Gains/(Losses) on Derivatives and Hedged Items Recorded in Earnings

2007 Compared to 2006

(In millions)	2007					2006
	Gain/(Loss)			Net Interest Income/ (Expense) on Economic Hedges		Gain/(Loss)			Net Interest Income/ (Expense) On Economic Hedges
Hedged Item	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges		Total	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges		Total
Advances	$2	$—	$(4)	$4	$2	$2	$—	$(9)	$7	$—
Consolidated obligations	(26)	—	84	(8)	50	(6)	(1)	26	(34)	(15)
MBS	—	—	—		—	—	—	1	—	1

Total	$(24)	$—	$80	$(4)	$52	$(4)	$(1)	$18	$(27)	$(14)

During 2007, net gains on derivatives and hedging activities totaled $52 million compared to net losses of $14 million in 2006. These amounts included net interest expense on derivative instruments used in economic hedges of $4 million in 2007 and $27 million in 2006. The majority of this net interest expense was attributable to interest rate swaps associated with consolidated obligations.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains for 2007 totaled $56 million. These net gains consisted of net gains of $58 million attributable to the hedges related to consolidated obligations, partially offset by net losses of $2 million attributable to the hedges related to advances.

Excluding the $27 million impact from net interest expense on derivative instruments used in economic hedges, net gains for 2006 totaled $13 million. These net gains consisted of net gains of $17 million attributable to the hedges related to consolidated obligations, net gains of $2 million on the termination of hedges related to consolidated obligations, and net gains of $1 million attributable to the economic hedges related to MBS classified as trading, partially offset by net losses of $7 million attributable to the hedges related to advances.

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

Return on Equity.  ROE was 5.80% in 2007, an increase of 40 basis points from 5.40% in 2006. The increase reflected the 20% rise in net income, to $652 million in 2007 from $542 million in 2006. In addition, the growth in net income more than kept pace with the growth in average capital. Average capital increased 12% to $11.2 billion in 2007 from $10.0 billion in 2006.

Dividends.  The Bank’s dividend rate for 2007 was 5.20%, compared to 5.41% for 2006. The decrease in the dividend rate primarily reflects the changes in the Bank’s Retained Earnings and Dividend Policy that became effective on January 1, 2007, increasing the target amount of retained earnings to $296 million and increasing the percentage of earnings retained to 10% of earnings, excluding the effects of SFAS 133, until the target is reached. To provide for this buildup of retained earnings, the Bank retained earnings of $63 million in 2007 and $30 million in 2006, which reduced the dividend rate by 57 basis points in 2007 and by 31 basis points in 2006. The retained earnings restricted in accordance with this provision totaled $180 million at December 31, 2007, and $117 million at December 31, 2006.

In addition, the decrease in the dividend rate for 2007 compared to 2006 reflects a lower net interest spread on the Bank’s mortgage portfolio, partially offset by a higher yield on invested capital and higher net interest spreads on investments and advances in 2007 compared to 2006.

As discussed above in “Results of Operations – Comparison of 2008 to 2007 – Dividends and Retained Earnings,” the Bank holds restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary.

Financial Condition

Total assets were $321.2 billion at December 31, 2008, a 0.4% decrease from $322.4 billion at December 31, 2007, primarily as a result of a decline in advances, which decreased by $15.3 billion or 6%, to $235.7 billion at December 31, 2008, from $251.0 billion at December 31, 2007. In addition to the decrease in advances, Federal funds sold decreased by $2.3 billion, or 20%, to $9.4 billion at December 31, 2008, from $11.7 billion at December 31, 2007, and held-to-maturity securities decreased by $2.0 billion, or 4%, to $51.2 billion at December 31, 2008, from $53.2 billion at December 31, 2007. Cash and due from banks increased to $19.6 billion at December 31, 2008, from $5 million at December 31, 2007. The increase in cash and due from banks primarily reflects an increase in the cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting the Bank’s objective to strengthen its liquidity position. While cash held at the FRBSF does not earn any interest, the opportunity cost of holding uninvested funds at the FRBSF was de minimis because the Federal funds effective rate was near 0% in December 2008. Average total assets were $331.2 billion for 2008, a 25% increase compared to $264.6 billion for 2007. Average advances were $251.2 billion for 2008, a 25% increase from $201.7 billion for 2007. The increase in average advances was due to higher member demand for advances in the second half of 2007 and steady member demand for advances during most of 2008, with a slight increase in demand in the third quarter of 2008.

Advances outstanding at December 31, 2008, included unrealized gains of $2.7 billion, of which $1.4 billion represented unrealized gains on advances hedged in accordance with SFAS 133 and $1.3 billion represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2007, included unrealized gains of $604 million, all of which represented unrealized gains on advances hedged in accordance with SFAS 133. The overall increase in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2007, to December 31, 2008, was primarily attributable to lower interest rates on short- to intermediate-term advances during 2008.

Total liabilities were $311.5 billion at December 31, 2008, a 0.9% increase from $308.8 billion at December 31, 2007, reflecting increases in consolidated obligations outstanding from $303.7 billion at December 31, 2007, to $304.9 billion at December 31, 2008. The increase in consolidated obligations outstanding was due to the reduction in other borrowings during 2008. Average total liabilities were $318.2 billion for 2008, a 26% increase compared to $253.3 billion for 2007. The increase in average liabilities reflects increases in average consolidated obligations, paralleling the growth in average assets. Average consolidated obligations were $308.5 billion for 2008 and $247.7 billion for 2007.

Consolidated obligations outstanding at December 31, 2008, included unrealized losses of $3.9 billion from consolidated obligation bonds hedged in accordance with SFAS 133 and unrealized losses of $50 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. Consolidated obligations outstanding at December 31, 2007, included unrealized losses of $1.5 billion, all of which represented unrealized losses on consolidated obligation bonds hedged in accordance with SFAS 133. The overall increase in the unrealized losses of the hedged consolidated obligation bonds and consolidated obligation bonds carried at fair value from December 31, 2007, to December 31, 2008, was primarily attributable to the decrease in shorter-term interest rates during 2008.

As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008, and through the date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,251.5 billion at December 31, 2008, and $1,189.7 billion at December 31, 2007.

As of December 31, 2008, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of December 31, 2008, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA. As of December 31, 2008, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2008, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank may be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes the net interest expense on derivative instruments used in economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” The change to exclude interest expense on mandatorily redeemable capital stock from the advances-related business was made in response to the significant increase in mandatorily redeemable capital stock in the third quarter of 2008. In prior periods, this adjustment would have had almost no impact on the measurement of the Bank’s financial performance. Prior periods have been adjusted for comparative purposes only. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 15 to the Financial Statements.

Advances-Related Business.  The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $278.2 billion (87% of total assets) at December 31, 2008, from $284.0 billion (88% of total assets) at December 31, 2007, a decrease of $5.8 billion, or 2%. The decrease was primarily in advances, which decreased $15.3 billion, or 6%, to $235.7 billion from $251.0 billion, reflecting lower demand for advances by the Bank’s members at the end of 2008.

Adjusted net interest income for this segment was $854 million in 2008, an increase of $47 million, or 6%, compared to $807 million in 2007. The increase was primarily attributable to the effect of higher interest rates on higher average advances and investment balances. The increases were partially offset by the impact of advance prepayments, which reduced interest income by $4.3 million in 2008. In 2007, interest income was increased by prepayment fees of $1 million. The decrease in interest income in 2008 primarily reflected net losses on the interest rate exchange agreements hedging the prepaid advances, partially offset by prepayment fees received on the advances. Members and nonmember borrowers prepaid $12.2 billion of advances in 2008 compared to $1.7 billion in 2007.

Adjusted net interest income for this segment was $807 million in 2007, an increase of $157 million, or 24%, compared to $650 million in 2006. The increase was primarily attributable to the effect of higher interest rates on higher average advances and capital balances.

Adjusted net interest income for this segment represented 64%, 86%, and 80% of total adjusted net interest income for 2008, 2007, and 2006, respectively. The proportion of adjusted net interest income for this segment significantly decreased in 2008 due to the favorable performance of the mortgage-related business as discussed below.

Advances – The par amount of advances outstanding decreased $17.5 billion, or 7%, to $232.9 billion at December 31, 2008, from $250.4 billion at December 31, 2007. The decrease reflects a $26.3 billion decrease in adjustable rate advances and a $0.7 billion decrease in variable rate overnight advances, partially offset by a $9.5 billion increase in fixed rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $161.6 billion at December 31, 2008, a net decrease of $12.4 billion from $174.0 billion at December 31, 2007. Of this decrease, $15.9 billion was attributable to lower advances outstanding to Citibank, N.A., partially offset by a $3.5 billion increase in advances outstanding to JPMorgan Chase Bank, National Association, which assumed the advances outstanding to Washington Mutual Bank on September 25, 2008, when it was placed in receivership by the FDIC. The remaining $5 billion decrease in total advances outstanding was attributable to a net decrease in advances outstanding to other members of varying asset sizes and charter types. In total, 113 institutions decreased their advances during 2008, while 213 institutions increased their advances.

Average advances increased $49.5 billion, or 25%, to $251.2 billion in 2008 from $201.7 billion in 2007. The increase was due to higher member demand for advances in the second half of 2007 and steady member demand for advances during most of 2008, with a slight increase in demand in the third quarter of 2008.

The components of the advances portfolio at December 31, 2008 and 2007, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	2008	2007
Standard advances:
Adjustable – LIBOR	$111,603	$130,847
Adjustable – other indices	444	4,723
Fixed	80,035	94,339
Daily variable rate	3,564	4,224

Subtotal	195,646	234,133

Customized advances:
Adjustable – LIBOR, with caps and/or floors	10	20
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	1,625	4,400
Fixed – amortizing	578	666
Fixed with PPS(1)	30,156	4,573
Fixed – callable at member’s option	315	1,813
Fixed – putable at Bank’s option	4,009	4,081
Fixed – putable at Bank’s option with PPS(1)	588	728

Subtotal	37,281	16,281

Total par value	232,927	250,414
SFAS 133 valuation adjustments	1,353	604
SFAS 159 valuation adjustments	1,299	—
Net unamortized premiums	85	16

Total	$235,664	$251,034

(1)	PPS means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $21.6 billion as of December 31, 2008, a decrease of $9.2 billion, or 30%, from $30.8 billion as of December 31, 2007. During 2008, interest-bearing deposits in banks decreased $3.4 billion, commercial paper decreased $3.5 billion, and Federal funds sold decreased $2.3 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds has shortened to 21 days as of December 31, 2008, from 46 days as of December 31, 2007. Compared to 2007, the Bank shifted its strategy to create higher on-balance-sheet liquidity by long funding (issuing shorter-term debt and investing the proceeds in assets with shorter maturities than the debt), instead of match funding investments.

Cash and Due from Banks – Cash and due from banks increased to $19.6 billion at December 31, 2008, from $5 million at December 31, 2007. The increase was primarily in cash held at the FRBSF, reflecting the Bank’s objective to strengthen its liquidity position. While cash held at the FRBSF does not earn any interest, the opportunity cost of holding uninvested funds at the FRBSF was de minimis because the Federal funds effective rate was near 0% in December 2008.

Borrowings – Consistent with the decreases in advances and non-MBS investments, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $2.0 billion, or 1%, from $270.4 billion at December 31, 2007, to $268.4 billion at December 31, 2008. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At December 31, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $308.9 billion, of which $87.9 billion were hedging advances, $220.7 billion were hedging consolidated obligations, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2007, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $288.9 billion, with agreements totaling $62.6 billion hedging advances and agreements totaling $226.3 billion hedging consolidated obligations. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

The Federal Reserve Board, through its Federal Open Market Committee, continued to lower short-term interest rates throughout 2008. On January 22, 2008, January 30, 2008, March 18, 2008, April 30, 2008, October 8, 2008, and October 29, 2008, the Federal Open Market Committee lowered its target for the Federal funds rate a total of 325 basis points to 1.00%. On December 16, 2008, the Federal Open Market Committee further lowered the target Federal funds rate, setting the target rate at a range of 0.00% to 0.25%. Both short-term and long-term U.S. Treasury securities rates generally followed this downward trend in the target Federal funds rate. On a nominal (fixed rate) basis, agency debt costs have dropped as well. LIBOR nominal rates have dropped substantially, especially compared to late 2007. The LIBOR credit spread to U.S. Treasury securities from yearend 2007 to yearend 2008 remained high by historical standards. The following table provides selected market interest rates as of the dates shown.

Market Instrument	December 31, 2008	December 31, 2007
Federal Reserve target rate for overnight Federal funds	0-0.25%	4.25%
3-month U.S. Treasury bill	0.13	3.24
3-month LIBOR	1.43	4.70
2-year U.S. Treasury note	0.77	3.06
5-year U.S. Treasury note	1.55	3.46

The average cost of fixed-rate FHLBank System consolidated obligation bonds and discount notes was lower in 2008 than in 2007, reflecting the general decline in market interest rates.

The average relative cost of FHLBank System discount notes compared to market benchmark rates (such as LIBOR and LIBOR-indexed interest rate swap rates) improved in 2008 compared to 2007, reflecting strong investor demand for short-term GSE debt. The average relative cost of FHLBank System consolidated obligation bonds increased slightly in 2008 compared to 2007.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in 2008 and 2007.

	Spread to LIBOR of average cost of consolidated obligations for the twelve months ended
(In basis points)	December 31, 2008	December 31, 2007
Consolidated obligation auctioned and negotiated bonds	–16.8	–19.8
Consolidated obligation auctioned discount notes	–47.9	–36.0

At December 31, 2008, the Bank had $157.6 billion of swapped non-callable bonds and $8.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 78% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2007, the Bank had $119.3 billion of swapped non-callable bonds and $38.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 70% of the Bank’s total consolidated obligation bonds outstanding.

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

At December 31, 2008, assets associated with this segment were $43.0 billion (13% of total assets), an increase of $4.6 billion, or 12%, from $38.4 billion at December 31, 2007. The increase was due to higher investments in MBS, which grew $5.0 billion, or 15%, to $39.1 billion at December 31, 2008, from $34.1 billion at December 31, 2007, partially offset by lower mortgage loan balances, which decreased $0.4 billion to $3.7 billion at December 31, 2008, from $4.1 billion at December 31, 2007.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007. Average mortgage loans decreased $0.5 billion to $3.9 billion in 2008 from $4.4 billion in 2007.

Average MBS investments increased $11.5 billion in 2008 to $38.8 billion compared to $27.3 billion in 2007. The increase was due to the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements in 2008 relative to 2007.

Adjusted net interest income for this segment was $471 million in 2008, an increase of $344 million, or 271%, from $127 million in 2007. The increase was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. Lower short-term funding costs, measured as a spread below LIBOR, also favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio. The wider market spreads on MBS that have been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans. The increases also reflected the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the mortgage loans and MBS in accordance with SFAS 91, which increased adjusted net interest income by $41 million in 2008 and decreased adjusted net interest income by $18 million in 2007. The increased amortization of net discounts was due to a lower interest rate environment during 2008, resulting in faster projected prepayment rates.

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

Adjusted net interest income for this segment represented 36%, 14%, and 20% of total adjusted net interest income for 2008, 2007, and 2006, respectively.

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

Mortgage loans that were purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Under the MPF Program, a conforming loan is one that does not exceed the conforming loan limits for loans purchased by Fannie Mae based on data published and supervisory guidance issued by the Finance Agency, as successor to the Finance Board, and the Office of Federal Housing Enterprise Oversight. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

The Federal Home Loan Bank of Chicago (FHLBank of Chicago), which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased as of December 31, 2008, until those loans are fully repaid.

At December 31, 2008 and 2007, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2008 and 2007, were as follows:

(In millions)	2008	2007
MPF Plus	$3,387	$3,768
Original MPF	336	382

Subtotal	3,723	4,150
Net unamortized discounts	(10)	(17)

Mortgage loans held for portfolio	3,713	4,133
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,712	$4,132

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2008 and 2007, only the FHLBank of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2008 and 2007.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2008	2007
Outstanding amounts wholly owned by the Bank	$2,320	$2,551
Outstanding amounts with participation interests by FHLBank:
San Francisco	1,403	1,599
Chicago	819	921

Total	$4,542	$5,071

Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	13,977	14,825
Number of outstanding loans participated	15,591	16,821

Total number of loans outstanding	29,568	31,646

The FHLBank of Chicago’s loan participation interest included a total of $1 billion of loan purchase transactions since inception in which the Bank allowed the FHLBank of Chicago to participate in lieu of receiving a program contribution fee from the Bank at the time the Bank joined the MPF Program. Under this arrangement, the Bank allowed the FHLBank of Chicago a 50% participation interest in the first $600 million of loans purchased by the Bank from its eligible members. When the cumulative amount of the FHLBank of Chicago’s participation share reached approximately $300 million, the amount of participation interest allocated to the FHLBank of Chicago on new purchases was reduced to a 25% participation interest.

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

At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2007, the Bank had 202 loans that were 30 days or more delinquent totaling $28 million, of which 47 loans totaling $5 million were classified as nonaccrual or impaired. For 34 of these loans, totaling $4 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank manages the interest rate and prepayment risks of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $39.1 billion, or 289% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at December 31, 2008, compared to $34.1 billion, or 246% of Bank capital, at December 31, 2007. The Bank’s MBS portfolio increased with the growth in capital and the availability of MBS that met the Bank’s risk-adjusted return thresholds and credit enhancement requirements during 2008. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s other-than-temporary impairment analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

The Bank’s MBS purchases must meet the following credit risk and interest rate risk parameters:

•

MBS credit risk parameters: The Bank purchases MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and non-agency MBS rated AAA by Moody’s or Standard & Poor’s. To further manage the Bank’s credit risk, the Bank has established several additional purchase guidelines, such as limiting its exposure to any one issuer of MBS to 20% of the Bank’s total MBS portfolio and its exposure to any one primary servicer of MBS to 30% of the Bank’s total MBS portfolio. All of the MBS are backed by pools of residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. (Alt-A loans are generally defined as loans that are considered less risky than subprime mortgages but more risky than prime loans. These loans are generally designed for borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner occupied.) Bank policy prohibits the purchase of MBS backed by pools of commercial mortgage loans and MBS backed by pools of residential mortgage loans labeled by the issuer as subprime or having certain Bank-defined subprime characteristics.

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $4.6 billion, or 12%, from $38.4 billion at December 31, 2007, to $43.0 billion at December 31, 2008, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At December 31, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $22.7 billion, of which $21.9 billion were economic hedges associated with consolidated obligations and $0.8 billion were fair value hedges associated with consolidated obligations.

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

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations like federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

Since the third quarter of 2008, the Bank has experienced significant deterioration in its ability to issue long-term debt, coupled with a significant increase in the cost of such debt compared to relevant market benchmarks. These conditions resulted in the Bank relying more heavily on short-term debt to finance its operations during the third and fourth quarters of 2008. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

The Bank’s equity capital resources are governed by its capital plan, which is described in the following “Capital” section.

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

During the last several years, the Bank experienced a significant expansion of its balance sheet. The Bank’s advances increased from $140.3 billion at December 31, 2004, to $235.7 billion at December 31, 2008. This expansion has been supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), increased from $7.8 billion at December 31, 2004, to $13.4 billion at December 31, 2008, as advance balances increased. The increases in advances, MBS, and other investments were also supported by an increase in consolidated obligations of $130.5 billion, from $174.4 billion at December 31, 2004, to $304.9 billion at December 31, 2008.

The Bank’s ability to expand in response to increased member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balance of outstanding advances increases (and formerly, as it sold mortgage loans to the Bank). The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum capital to assets leverage requirement is currently 4.0%. The additional capital stock from higher balances of advances and mortgage loans expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to support the Bank’s purchases of MBS and other investments.

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

Capital

Total capital as of December 31, 2008, was $9.8 billion, a 28% decrease from $13.6 billion as of December 31, 2007. The decrease is primarily due to the reclassification of the Bank capital stock previously held by nine members, including IndyMac Bank, F.S.B., and Washington Mutual Bank, all of which were placed into receivership or liquidation during 2008. The appointment of a receiver or other liquidating agent and subsequent transfer of the capital stock to a nonmember entity made termination of membership certain to occur. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Bank reclassified the capital stock of these institutions to mandatorily redeemable capital stock (a liability) at fair value, which was equal to the stock’s par value of $100 per share. For more information on IndyMac Bank, F.S.B., and Washington Mutual Bank, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Changes at Financial Services Companies.” This decrease was partially offset by additional capital stock purchases by existing members to support additional borrowings during 2008 and, to a lesser degree, capital stock purchases by new members. The decrease was net of repurchases of capital stock, which primarily resulted from the Bank’s surplus capital stock repurchase policy, described below.

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

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement, as established by the Bank’s capital plan, may only be redeemed at the end of the five-year redemption period subject to statutory and regulatory limits and other conditions.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Prior to January 2009, the Bank generally repurchased capital stock approximately one month after the end of each quarter. The repurchase date was subject to change at the discretion of the Bank. Effective October 1, 2008, the Bank changed the calculation date for excess capital stock repurchase requests. Starting in the fourth quarter of 2008, if a member submits a request for the repurchase of all excess capital stock, the amount of excess stock subject to repurchase will be calculated on the last business day of the quarter, rather than on the repurchase date (generally the last business day of the following month). On the scheduled repurchase date, if the Bank has determined that it will repurchase excess stock, the Bank will recalculate the amount of stock to be repurchased, if any, to ensure that each member will continue to meet its minimum stock requirement after the repurchase. As noted earlier, the Bank chose not to repurchase any excess capital stock on January 31, 2009, the first regularly scheduled repurchase date after the fourth quarter of 2008. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

The Bank repurchased surplus capital stock totaling $792 million in 2008 and $1.9 billion in 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1.7 billion in 2008 and $1.1 billion in 2007.

Excess capital stock totaled $1.7 billion as of December 31, 2008, which included surplus capital stock of $618 million. As discussed above, the Bank did not repurchase any excess capital stock on January 31, 2009.

Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. An FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At December 31, 2008, the Bank’s excess capital stock totaled $1.7 billion, or 0.5% of total assets. Finance Agency rules also state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements.

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0% of its total assets, (ii) leverage capital in an amount equal to at least 5.0% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2008 and 2007. During 2008, the Bank’s required risk-based capital increased from $1.6 billion at December 31, 2007, to $8.6 billion at December 31, 2008. The increase was due to higher market risk capital requirements, reflecting the impact of unrealized losses from the Bank’s MBS investment portfolio.

Regulatory Capital Requirements

	2008		2007
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$8,635	$13,539	$1,578	$13,859
Total regulatory capital	$12,850	$13,539	$12,898	$13,859
Total capital-to-assets ratio	4.00%	4.21%	4.00%	4.30%
Leverage capital	$16,062	$20,308	$16,122	$20,789
Leverage ratio	5.00%	6.32%	5.00%	6.45%

The Bank’s capital requirements are more fully discussed in Note 13 to the Financial Statements.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The Member Products Policy, which applies to products offered to members and housing associates (nonmember mortgagees approved under Title II of the National Housing Act, to which the Bank is permitted to make advances under the FHLBank Act), addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels, and collateral valuation methodologies.

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

Concentration Risk

Advances.  The following table presents the concentration in advances to institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of December 31, 2008, 2007, and 2006. It also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2008, 2007, and 2006.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2008		2007		2006
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)	$80,026	34%	$95,879	38%	$72,323	39%
JPMorgan Chase Bank, National Association(3)	57,528	25	—	—	—	—
Washington Mutual Bank(3)	—	—	54,050	22	34,864	19
Wachovia Mortgage, FSB(4)	24,015	10	24,110	10	22,846	13

Subtotal	161,569	69	174,039	70	130,033	71
Others	71,358	31	76,375	30	53,815	29

Total par amount	$232,927	100%	$250,414	100%	$183,848	100%

	2008		2007		2006
Name of Borrower	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$2,733	32%	$4,625	44%	$864	10%
Citibank (West), FSB(2)	—	—	—	—	1,408	17
JPMorgan Chase Bank, National Association(3)	1,898	22	—	—	—	—
Washington Mutual Bank(3)	—	—	1,537	15	2,333	28
Wachovia Mortgage, FSB(4)	948	11	1,097	10	1,276	15

Subtotal	5,579	65	7,259	69	5,881	70
Others	3,014	35	3,227	31	2,565	30

Total	$8,593	100%	$10,486	100%	$8,446	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(4)

On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB. On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.

(5)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

Because of this concentration in advances, the Bank performs more frequent credit and collateral reviews for these institutions, including more frequent analysis of detailed data on pledged loan collateral to assess the credit quality and risk-based valuation of the loans. The Bank also analyzes the implications for its financial management and profitability if it were to lose the advances business of one or more of these member institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid.

If these institutions were to prepay the advances (subject to the Bank’s limitations on the amount of advance prepayments from a single member in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s dividend rate until appropriate adjustments were made to the Bank’s capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank’s capital plan, Class B stock is redeemable upon five years’ notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program.  The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2008 and 2007.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2008
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, F.S.B.(2)	509	14	5,532	19

Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9

Total	$3,723	100%	29,568	100%

December 31, 2007
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank(1)	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.(2)	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its obligations to provide credit enhancement to the Bank, primarily in the form of supplemental mortgage insurance, and to service the mortgage loans as required.

(2)    On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the obligations of IndyMac Federal Bank, FSB, with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B., and agreed to fulfill its obligations to provide credit enhancement to the Bank and to service the mortgage loans as required.

Members that sold mortgage loans to the Bank through the MPF Program made representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. In the case of Washington Mutual Bank, the MPF contractual obligations were assumed by JPMorgan Chase Bank, National Association, and in the case of IndyMac Bank, F.S.B., the MPF contractual obligations were assumed by IndyMac Federal Bank, FSB, and were subsequently assumed by OneWest Bank, FSB, making JPMorgan Chase Bank, National Association, IndyMac Federal Bank, FSB, and OneWest Bank, FSB, each a successor. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, FSB. The Bank obtains a Type II Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations, service auditor’s report to confirm the effectiveness of the MPF Provider’s controls over the services it provides to the Bank, including its monitoring of the participating institution’s servicing. The Bank has the right to transfer the servicing at any time, without paying the participating institution a servicing termination fee, in the event a participating institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating institution or any successor.

Capital Stock.  The following table presents the concentration in capital stock held by shareholders whose capital stock outstanding represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, outstanding as of December 31, 2008 and 2007.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2008		2007
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$4,899	36%
JPMorgan Chase Bank, National Association(1)	2,995	22	—	—
Washington Mutual Bank(1)	—	—	2,722	20
Wachovia Mortgage, FSB(2)	1,572	12	1,153	8

Subtotal	8,444	63	8,774	64
Others	4,919	37	4,858	36

Total	$13,363	100%	$13,632	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.

(2)    On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB. On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2008 and 2007:

Concentration of Derivatives Counterparties

(Dollars in millions)		2008		2007
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG(2)	A	$75,316	23%	$44,600	15%
JPMorgan Chase Bank, National Association(3)	AA	51,287	15	50,066	17
Barclays Bank PLC	AA	50,015	15	33,427	11

Subtotal		176,618	53	128,093	43
Others	At least A	155,025	47	169,083	57

Total		$331,643	100%	$297,176	100%

(1)    The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

(2)    The credit rating for Deutsche Bank AG was downgraded from AA to A during the fourth quarter of 2008.

(3)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.

For more information regarding credit risk on derivatives counterparties, see the Credit Exposure to Derivatives Counterparties table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members and eligible nonmember borrowers in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and to meet its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At December 31, 2008, the Bank’s total capital to assets ratio was 4.21%, 0.21% above the minimum regulatory requirement. At December 31, 2007, the Bank’s total capital to assets ratio was 4.30%, 0.30% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the consolidated obligations markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of liquidity at all times during 2008 and 2007. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. The Bank projects the amount and timing of expected exercises of the call options of callable bonds for which it is the primary obligor in its liquidity and debt issuance planning. The projections of expected exercises of bond calls are performed at then-current interest rates and at both higher and lower levels of interest rates. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the five-business-day and 90-day periods following December 31, 2008 and 2007. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2008		As of December 31, 2007
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$470	$470	$648	$2,648
Commitments to purchase investments	—	—	—	755
Demand deposits	2,552	2,552	800	800
Maturing member term deposits	63	103	—	10
Borrowings	—	—	1,055	1,055
Discount note and bond maturities and expected exercises of bond call options	14,686	101,157	4,710	82,102

Subtotal obligations	17,771	104,282	7,213	87,370

Sources of available funds:
Maturing investments	10,986	20,781	6,211	29,958
Cash at FRBSF	19,630	19,630	—	—
Proceeds from scheduled settlements of discount notes and bonds	960	960	2,265	2,355
Maturing advances and scheduled prepayments	6,349	62,727	7,688	60,999

Subtotal sources	37,925	104,098	16,164	93,312

Net funds available	20,154	(184)	8,951	5,942

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	27,567	—	28,278
Housing finance agency bonds	—	561	—	737
Marketable money market investments	5,909	—	16,494	—

Subtotal contingent sources	5,909	28,128	16,494	29,015

Total contingent funds available	$26,063	$27,944	$25,445	$34,957

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

The significant decline of net funds available in the 90-day period to a negative $184 million in 2008 from a positive $5,942 million in 2007, as noted in the table above, was due primarily to increased reliance on issuing short-term discount notes caused by the lack of opportunity to issue longer-term discount notes or bonds at cost-effective levels.

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2008.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSE Credit Facility, as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. For more information, see “Management’s Discussion and Analysis – Overview – Funding and Liquidity.”

In the second half of 2008, the Bank experienced significant deterioration in its ability to issue long-term debt, coupled with a significant increase in the cost of such debt compared to relevant market benchmarks. As a result, the Bank relied more heavily on short-term debt to finance its operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.” Beginning in October, consistent demand for the Bank’s consolidated obligations decreased even further, particularly for long-term and callable debt.

Continued limited access to long-term funding will lead the Bank to place greater reliance on short-term funding. As this reliance increases, any disruptions in the Bank’s ability to access short-term funding will create greater liquidity risks for the Bank and its members, which could affect the Bank’s ability to offer advances. The GSE Credit Facility provides a contingent source of liquidity that could be accessed to meet some or all of the Bank’s funding obligations if needed.

There are several factors contributing to the reduced demand for the Bank’s consolidated obligations, including continued severe market disruptions, a general lack of liquidity, the deleveraging of many asset classes including fixed income, higher yields on alternative fixed income products, and other alternative products that have explicit guarantees, such as the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

As a result of this increased reliance on short-term debt, the Bank will be required to refinance its debt on a more frequent basis. Given the Bank’s significantly limited ability to issue long-term debt, the Bank is likely to continue to fulfill these refinancing requirements with short-term debt, increasingly exposing the Bank to the risks of increasing interest rates, adverse credit market conditions, and insufficient demand for its debt to meet its refinancing needs. Because of current financial market conditions and current market concerns, the Bank expects this trend toward dependence on short-term debt and increased roll-over risk to continue. This may increase the likelihood that the Bank will need to rely on its liquidity contingency plan or obtain funds through the GSE Credit Facility to be able to repay its debt obligations as they become due. See “Risk Factors” for a discussion of the risks to the Bank’s ability to support and continue its operations if access to the capital markets is interrupted. In addition, the Bank’s increasing reliance on short-term debt and limited ability to issue long-term callable debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge its short-term debt position, may have an adverse impact on the Bank’s duration and interest rate risk management activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk” for more information regarding the Bank’s interest rate risk management activities.

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

The Bank determines the maximum amount and maximum term of the advances it will make to a member based on the member’s creditworthiness and eligible collateral pledged in accordance with the Bank’s credit and collateral policies and regulatory requirements. The Bank may review and change the maximum amount and maximum term of the advances at any time. The maximum amount a member may borrow is limited by the amount and type of collateral pledged because all advances must be fully collateralized.

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

In accordance with the FHLBank Act, members may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; mortgage-backed securities; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing Act defined community financial institutions for 2008 as depository institutions insured by the FDIC with average total assets over the preceding three-year period of $1.0 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1.011 billion.

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

The Bank limits the amount it will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of the Bank’s collateral field review of the member’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type pledged by that member. At all times, the aggregate borrowing capacity of a member’s pledged collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of secured credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis by comparing the member’s borrowing capacity to its outstanding credit to confirm that the borrowing capacity is equal to or exceeds the outstanding credit.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet all of the Bank’s credit and collateral requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2008 and 2007. During 2008, the Bank adjusted the internal credit quality ratings of a large number of borrowers because of the financial deterioration of these institutions resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of borrowers in each of the credit quality rating categories may occur due to the addition of new Bank members as well as changes to the credit quality ratings of borrowers based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)
December 31, 2008
Member or Nonmember Borrower Credit Quality Rating	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
	Number	Number	Credit Outstanding(1)	Total	Used
1-3	124	104	$24,128	$49,077	49%
4-6	268	203	201,726	224,398	90
7-10	49	40	12,802	16,144	79

Total	441	347	$238,656	$289,619	82%

December 31, 2007
Member or Nonmember Borrower Credit Quality Rating	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
	Number	Number	Credit Outstanding(1)	Total	Used
1-3	270	216	$181,390	$263,172	69%
4-6	136	91	71,446	84,711	84
7-10	7	3	1,211	1,566	77

Total	413	310	$254,047	$349,449	73%

(1)   Includes secured advances, letters of credit, the market value of swaps, prepayment fees, and the credit enhancement obligation on MPF loans.

(2)   Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

By Unused Borrowing Capacity

(Dollars in millions)

December 31, 2008
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	71	$195,344	$200,892
11% – 25%	51	20,814	25,232
26% – 50%	81	11,051	17,308
More than 50%	144	11,447	46,187

Total	347	$238,656	$289,619

December 31, 2007
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	39	$73,399	$79,527
11% – 25%	50	60,786	76,931
26% – 50%	67	110,688	160,163
More than 50%	154	9,174	32,828

Total	310	$254,047	$349,449

(1)    Includes secured advances, letters of credit, the market value of swaps, prepayment fees, and the credit enhancement obligation on MPF loans.

(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

The amount of credit outstanding to members that were using substantially all of their available collateral borrowing capacity increased significantly in 2008 primarily because the Bank reduced the values assigned to securities and loan collateral and increased margin requirements in response to housing and mortgage market conditions during the year. In addition, many members increased their usage of advances to meet their liquidity needs. Based on the borrowing capacity of collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management.

Securities pledged as collateral typically are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2008, the borrowing capacities assigned to U.S. Treasury and Agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to non-agency MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled by the issuer as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2008 and 2007.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)	December 31, 2008		December 31, 2007
Securities Type with Current Credit Rating	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$217	$216	$137	$136
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,004	1,982	1,963	1,874
Agency pools and collateralized mortgage obligations	26,020	25,032	10,896	10,526
Non-agency residential MBS – publicly registered AAA-rated senior tranches	6,523	3,903	22,834	21,354
Non-agency home equity MBS – publicly registered AAA-rated senior tranches	420	178	1,008	824
Non-agency commercial MBS – publicly registered AAA-rated senior tranches	1,394	817	200	186
Non-agency residential MBS – publicly registered AA-rated senior tranches	1,619	545	—	—
Non-agency residential MBS – publicly registered A-rated senior tranches	5,329	625	—	—
Non-agency residential MBS – publicly registered BBB-rated senior tranches	321	17	—	—
Non-agency residential MBS – publicly registered AAA- or AA-rated subordinate tranches	1,599	176	4,567	3,855
Non-agency home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	2,279	509	1,527	696
Non-agency commercial MBS – publicly registered AAA-rated subordinate tranches	3,018	907	1,803	1,457
Non-agency residential MBS – private placement AAA-rated senior tranches	3	2	—	—
AAA and AA Municipal Bonds	—	—	11	10
Term deposits with the FHLBank of San Francisco	89	89	6	6
Other	4,403	440	—	—

Total	$55,238	$35,438	$44,952	$40,924

The Bank reduced the values assigned to non-agency MBS and increased margin requirements in response to declining and volatile conditions in the non-agency MBS market in 2008. While the par value of all securities pledged to the Bank increased by $10.3 billion from December 31, 2007, to December 31, 2008, the borrowing capacity of the securities fell by $5.5 billion during that period.

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

The Bank may require certain members to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the member is a de novo institution (chartered within the last three years), the Bank is concerned about the member’s creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. Members required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank’s largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of December 31, 2008, 68% of the loan collateral pledged to the Bank was pledged by 42 institutions under specific identification, 13% was pledged by 128 institutions under blanket lien with detailed reporting, and 19% was pledged by 181 institutions under blanket lien with summary reporting.

The Bank conducts collateral field reviews for each member once every six months or every one, two, or three years, depending on the risk profile of the member and the pledged collateral. During the member’s collateral field review, the Bank examines a statistical sample of the member’s pledged loans. The loan examination validates the loan ownership and confirms the existence of the critical legal documents. The loan examination also identifies applicable secondary market discounts.

The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral include a margin that incorporates components for estimates of value and secondary market discounts for credit attributes and defects that address prime, Alt-A, and subprime characteristics. The Bank reviews the secondary market discounts and margins for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For residential first lien mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses a third-party pricing vendor. The third-party vendor uses proprietary analytical tools to calculate the value of a residential mortgage loan based on the projected future cash flows of the mortgage. The vendor models the future performance of each individual loan and generates the monthly cash flows given the current loan characteristics and applying specific market assumptions. The value of each loan is determined based on the present value of those cash flows after being discounted by the current market yields commonly used by buyers of these types of loans. The current market yields are derived by the third party pricing vendor from prevailing conditions in the secondary market. For residential first lien mortgage loans pledged under blanket lien with summary reporting and for all other loan collateral types, the Bank does not use a third-party pricing vendor or its own pricing model. Instead, the margins used in the calculation of borrowing capacity include a component for value that takes into account available market information. The value assigned to collateral using each method also reflects the secondary market discounts identified in the field review for the pledging member.

As of December 31, 2008, the Bank’s maximum borrowing capacities for loan collateral ranged from 40% to 93% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 93% for first lien residential mortgage loans, 75% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 40% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2008 and 2007.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)	December 31, 2008		December 31, 2007
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$260,598	$142,004	$247,298	$200,656
Second lien residential mortgage loans and home equity lines of credit	111,275	34,568	62,606	42,637
Multifamily mortgage loans	41,437	26,517	27,705	19,890
Commercial mortgage loans	71,207	36,643	55,671	30,138
Loan participations	20,728	11,679	17,373	13,799
Small business, small farm, and small agribusiness loans	4,252	963	4,594	1,174
Other	6,357	1,807	347	231

Total	$515,854	$254,181	$415,594	$308,525

The Bank reduced the values assigned to mortgage loan collateral and increased margin requirements in response to declining housing and mortgage market conditions in 2008. While the unpaid principal balance of all loan collateral pledged to the Bank increased by $100.3 billion from December 31, 2007, to December 31, 2008, the borrowing capacity of pledged loans fell by $54.4 billion during that period.

As of December 31, 2008, the Bank held a security interest in subprime residential mortgage loans (loans with a borrower FICO score of 620 or less) pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, F.S.B. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49 million, remains classified as mandatorily redeemable capital stock (a liability).

On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.

MPF Program.  Both the Bank and the FHLBank of Chicago approved the Bank members that became participants in the MPF Program. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally have a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

1.	The first layer of protection against loss is the liquidation value of the real property securing the loan.

2.	The next layer of protection comes from the primary mortgage insurance that is required for loans with a loan-to-value ratio greater than 80%.

3.	Losses that exceed the liquidation value of the real property and any primary mortgage insurance, up to an agreed-upon amount called the “First Loss Account” for each Master Commitment, are incurred by the Bank.

4.	Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating institution’s credit enhancement obligation.

5.	Losses in excess of the First Loss Account and the participating institution’s remaining credit enhancement for the Master Commitment, if any, are incurred by the Bank.

The First Loss Account provided by the Bank is a memorandum account, a record-keeping mechanism the Bank uses to track the amount of potential expected losses for which it is liable on each Master Commitment (before the participating institution’s credit enhancement is used to cover losses).

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology was confirmed by a nationally recognized statistical rating organization (NRSRO) as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expects to have the same probability of incurring credit losses in excess of the First Loss Account and the participating institution’s credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor has of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

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

The Bank’s mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: Original MPF and MPF Plus, which differ from each other in the way the amount of the First Loss Account is determined, the options available for covering the participating institution’s credit enhancement obligation, and the fee structure for the credit enhancement fees.

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at month end is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member’s credit enhancement to the extent available.

The First Loss Account for Original MPF for the years ended December 31, 2008, 2007, and 2006, was as follows:

First Loss Account for Original MPF

(In millions)	2008	2007	2006
Balance at beginning of period	$0.9	$0.7	$0.5
Amount accumulated during period	0.1	0.2	0.2

Balance at end of period	$1.0	$0.9	$0.7

The participating institution’s credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.4 million in 2008, $0.4 million in 2007, and $0.5 million in 2006 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account is negotiated for each Master Commitment. The participating institution typically provides credit enhancement under MPF Plus by purchasing a supplemental mortgage insurance (SMI) policy that equals its credit enhancement obligation. The Bank manages credit exposure to supplemental mortgage insurance carriers in the same way that it manages unsecured credit in its investment portfolio. A participating institution’s credit enhancement obligation not covered by supplemental mortgage insurance must be fully collateralized in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” Typically, the amount of the First Loss Account is equal to the deductible on the supplemental mortgage insurance policy. However, the SMI policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the SMI policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the SMI policy. If the deductible on the SMI policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the SMI policy deductible has been met. Once the deductible has been met, the SMI policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. If the SMI provider’s credit rating falls below a specified level, the participating institution may forego the credit enhancement fee or directly assume the credit enhancement obligation. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the SMI policy (or the substitute credit enhancement provided by the participating institution), all credit losses on loans not covered by the policy, and all special hazard losses, if any. At December 31, 2008, 81% of the participating institutions’ credit enhancement obligation on MPF Plus loans was met through the purchase of SMI. At December 31, 2007, 83% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the purchase of SMI. None of the SMI at December 31, 2008 and 2007, was provided by participating institutions or their affiliates.

The First Loss Account for MPF Plus for the years ended December 31, 2008, 2007, and 2006, was as follows:

First Loss Account for MPF Plus

(In millions)	2008	2007	2006
Balance at beginning of period	$13	$13	$13
Amount accumulated during period	—	—	—

Balance at end of period	$13	$13	$13

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank had a de minimis loss in 2008, 2007, and 2006 on the sale of real-estate-owned property acquired as a result of foreclosure on MPF Plus loans and recovered the losses through the performance credit enhancement fees. The Bank reduced net interest income for credit enhancement fees totaling $4 million in 2008, $4 million in 2007, and $4 million in 2006 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $1 million at December 31, 2008, $1 million at December 31, 2007, and $2 million at December 31, 2006.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the Statements of Condition date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies for the past five years were as follows:

(Dollars in millions)	2008	2007	2006	2005	2004
30 – 59 days delinquent	$29	$19	$22	$24	$24
60 – 89 days delinquent	5	4	3	4	2
90 days or more delinquent	9	5	4	4	2

Total delinquencies	$43	$28	$29	$32	$28

Nonaccrual loans(1)	$9	$5	$4	$4	$2
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Delinquencies as a percentage of total mortgage loans outstanding	1.17%	0.68%	0.62%	0.61%	0.47%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.25%	0.13%	0.09%	0.08%	0.04%

(1)

Nonaccrual loans at December 31, 2008, included 51 loans, totaling $5 million, for which the loan was in foreclosure or the borrower of the loan was in bankruptcy. Nonaccrual loans at December 31, 2007, included 34 loans, totaling $4 million, for which the loan was in foreclosure or the borrower of the loan was in bankruptcy.

For 2008, the total amount of interest income that was contractually due on the nonaccrual loans, all of which was received, was insignificant.

Delinquencies amounted to 1.17% of the total loans in the Bank’s portfolio as of December 31, 2008, which was below the national delinquency rate for prime fixed rate mortgages of 4.36% in the fourth quarter of 2008 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 0.68% of the total loans in the Bank’s portfolio as of December 31, 2007, which was below the national delinquency rate for prime fixed rate mortgages of 2.82% in the fourth quarter of 2007 published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 65 months as of December 31, 2008, and 53 months as of December 31, 2007.

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

When the fair value of an individual investment security falls below its carrying value, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its carrying value. The Bank considers several quantitative and qualitative factors when determining whether an other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, and the length of time that and extent to which fair value has been less than the carrying value, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

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

		Unsecured Credit Limit Amount is the Lower of Percentage of Bank Capital or Percentage of Counterparty Capital
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	9
	A	9	18	9
	BBB	0	6	Overnight

Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

(1)    Long-term credit rating scores are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.

(2)    Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank’s unsecured investment credit limits and terms for member counterparties may be less stringent than for nonmember counterparties because the Bank has access to more information about members to assist in evaluating the member counterparty credit risk.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first liens on residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Financial Security Assurance Incorporated (FSA). During 2008, all but one of the bonds were downgraded from AAA to AA by Fitch Ratings as a result of downgrades of the financial strength ratings of Ambac, MBIA and FSA. At December 31, 2008, the Bank’s investments in housing finance agency bonds had gross unrealized gains totaling $3.9 million. As of March 20, 2009, $306 million of the AA-rated housing finance agency bonds issued by CHFA and insured by FSA were on negative watch according to Moody’s, Standard & Poor’s, and Fitch Ratings.

Based on information obtained from the rating agencies, the Bank’s CHFA bonds are AA-rated without considering the bond insurance. The Bank expects to receive all future contractual principal and interest payments on these investments.

In addition, the Bank’s investments include agency MBS that are backed by Fannie Mae, Freddie Mac, or Ginnie Mae and non-agency MBS, some of which are issued by and/or purchased from members, former members, or their respective affiliates. The Bank does not have investment credit limits and terms that differ for members and nonmembers for these investments. Bank policy limits these MBS investments in total to three times the Bank’s capital.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advance price levels.

All of the MBS purchased by the Bank are backed by pools of first lien residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. Bank policy prohibits the purchase of MBS backed by pools of mortgage loans labeled by the issuer as subprime or having certain Bank-defined subprime characteristics.

At December 31, 2008, MBS representing 41% of the carrying value of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of December 31, 2008, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $7.1 billion, most of which were related to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market and significant uncertainty about the future condition of the mortgage market and the economy, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. In addition, all of the Bank’s agency MBS had a credit rating of AAA at December 31, 2008. Because of these factors and because the Bank has both the ability and intent to hold the securities to maturity and expects to collect all amounts due according to the contractual terms of the securities, the Bank has determined that as of December 31, 2008, all of the gross unrealized losses on its agency MBS are temporary.

For its non-agency MBS, the Bank analyzed all of the securities with adverse risk characteristics as of December 31, 2008. The adverse risk characteristics used in selecting each of these securities for further analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value, adverse rating agency actions on the security, including negative watch and/or downgrade, and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date. For each of the securities, the Bank performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) owned by the Bank, based on the cash flow and loss allocation rules of the individual security. The Bank uses these models to estimate the expected cash flows from its securities as part of its process for assessing whether it is probable that the Bank will not collect all of the contractual amounts due.

Based on its analyses and reviews, the Bank determined, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115), that 15 of its non-agency MBS were other-than-temporarily impaired at December 31, 2008, because the Bank determined it was probable that it would not collect all of the contractual amounts due on each of these securities. Prior to the write-down, these 15 securities had a carrying value of $1.5 billion. Because the fair values of non-agency MBS had declined dramatically as a result of the lack of liquidity in the MBS market, the difference between the prior carrying amount of $1.5 billion and the fair value of the affected securities determined as of December 31, 2008, was $590 million, far in excess of the estimated credit loss. As of December 31, 2008, the estimated credit loss on these securities was $27 million based on projected future cash flows. The OTTI charge of $590 million was reflected in “Other (loss)/income” in the fourth quarter of 2008. The Bank has both the ability and intent to hold these securities to maturity and expects to recover the majority of the amount written down, as the difference between the estimated credit loss and the OTTI charge for each security is accreted to interest income, using the level-yield method on a retrospective basis, over the remaining life of each security. At December 31, 2008, the estimated weighted average life of these securities was approximately four years.

Through the third quarter of 2008, the Bank estimated the fair value of non-agency MBS based on valuation models using market-based inputs obtained from broker-dealer data and price indications (the internal price). As a result of increased market illiquidity during the fourth quarter of 2008, and the resulting challenges in obtaining market-based inputs, the Bank incorporated additional information about the estimated fair value of the non-agency MBS from several pricing services. In determining the estimated fair value of non-agency MBS at December 31, 2008, the Bank used a weighting of the internal price and the price from one of the pricing services (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank continued to use the internal price for agency MBS.

In evaluating the resulting estimated fair value of non-agency MBS at December 31, 2008, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing both agency and non-agency MBS.

The Bank recorded an OTTI charge of $590 million on its non-agency MBS at December 31, 2008, using the weighted price method described above. The OTTI charge would have been $696 million at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

The total gross unrealized loss on the MBS portfolio was $7.1 billion as of December 31, 2008, after the Bank recorded the OTTI charge using the weighted price method. The total gross unrealized losses would have been $8.2 billion at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

Other-Than-Temporarily Impaired Non-Agency MBS

December 31, 2008
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Carrying Value Prior to Impairment	Estimated Credit Loss	Other- Than- Temporary Impairment Charge	Carrying Value After Impairment
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	1	$146	$146	$1	$59	$87
Alt-A, option ARM	1	178	178	1	77	101
Alt-A, other	13	1,182	1,190	25	454	736

Total other-than-temporarily impaired non-agency MBS	15	$1,506	$1,514	$27	$590	$924

The following table presents the other-than-temporarily impaired non-agency MBS as of December 31, 2008, by major security type and the length of time that the individual securities were in a continuous loss position prior to the write-down.

Other-Than-Temporarily Impaired Non-Agency MBS: Gross Unrealized Loss Position

	Gross Unrealized Loss Position
(In millions)	Less than 12 months	12 months or greater	Total
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$59	$—	$59
Alt-A	—	531	531

Total other-than-temporarily impaired non-agency MBS	$59	$531	$590

For the Bank’s non-agency MBS that were not other-than-temporarily impaired as of December 31, 2008, the Bank has both the ability and intent to hold the securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Substantially all of the non-agency MBS that were not other-than-temporarily impaired had a credit rating of AAA (88%

based on the carrying value), and all but one were rated at least BBB, at December 31, 2008. The remaining security, with an unpaid principal balance of $24 million and a carrying value of $24 million, was rated BB at December 31, 2008. This security was included in the population of securities with adverse characteristics that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that the security did not require an OTTI charge. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. As a result, the Bank has determined that, as of December 31, 2008, the unrealized losses on these remaining non-agency MBS are temporary.

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of OTTI. These projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

The Bank performs a sensitivity analysis on the most critical assumption in its OTTI analysis, the projection of housing prices. In its sensitivity analysis, housing prices are assumed to decline more quickly and by an amount greater than expected and then to recover more slowly than in the base case projections. This analysis indicates how close certain securities may be to being other-than-temporarily impaired. Management considers this information in its determination of OTTI.

If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the fair value of MBS may decline further and the Bank may experience further OTTI of its MBS investments in future periods, as well as further impairments of securities that were identified as other-than-temporarily impaired as of December 31, 2008. Additional future OTTI charges could adversely affect the Bank’s earnings and retained earnings. The Bank cannot predict whether it will be required to record additional OTTI charges on its MBS investments in the future.

The following tables present the credit characteristics of the Bank’s non-agency MBS investments as of December 31, 2008, by year of issuance, with their underlying collateral performance and credit enhancement statistics. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a cash flow loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for a AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

Unpaid Principal Balance of Non-Agency MBS by Year of Issuance and Credit Rating

(In millions) December 31, 2008
	Unpaid Principal Balance
	Credit Rating(1)					Total
Year of Issuance	AAA	AA	A	BBB	BB
Prime
2003 and earlier	$1,478	$—	$—	$—	$—	$1,478
2004	3,257	32	—	—	—	3,289
2005	369	—	—	—	—	369
2006	1,081	261	422	—	—	1,764
2007	814	133	—	146	—	1,093
2008	446	—	—	—	—	446

Total Prime	7,445	426	422	146	—	8,439

Alt-A
2003 and earlier	601	—	—	—	—	601
2004	1,394	—	—	—	—	1,394
2005	6,432	242	165	84	—	6,923
2006	1,459	—	197	302	111	2,069
2007	4,604	—	99	415	200	5,318
2008	384	—	—	—	—	384

Total Alt-A	14,874	242	461	801	311	16,689

Total par amount	$22,319	$668	$883	$947	$311	$25,128

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

For the Bank’s non-agency MBS, the following table shows the carrying value, estimated fair value, OTTI charges, performance of the underlying collateral, and credit enhancement statistics by type of collateral and year of issuance.

Non-Agency MBS Credit Characteristics

(Dollars in millions)
December 31, 2008					Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Carrying Value	Gross Unrealized Losses	Estimated Fair Value	Other- Than- Temporary Impairment Charge	60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support
Prime
2003 and earlier	$1,482	$247	$1,235	$—	1.94%	3.32%	7.39%	3.58%
2004	3,287	563	2,724	—	1.69	4.08	7.08	3.27
2005	369	93	276	—	6.27	11.37	16.13	5.73
2006	1,740	351	1,389	—	2.36	8.61	9.32	6.21
2007	1,034	236	798	59	7.61	23.24	23.75	7.17
2008	450	140	310	—	6.33	30.00	30.91	30.91

Total Prime	8,362	1,630	6,732	59	3.09	9.06	11.42	3.27

Alt-A
2003 and earlier	607	119	488	—	5.92	5.94	16.45	10.77
2004	1,405	362	1,043	—	7.09	8.73	16.40	8.21
2005	6,893	2,358	4,535	49	9.93	13.84	17.91	5.02
2006	1,706	393	1,313	364	18.25	22.64	24.06	10.34
2007	5,186	2,096	3,090	118	16.00	32.86	33.33	9.93
2008	384	106	278	—	6.40	31.80	32.33	32.33

Total Alt-A	16,181	5,434	10,747	531	12.43	20.69	23.74	5.02

Total amount	$24,543	$7,064	$17,479	$590	9.30%	16.79%	19.60%	3.27%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s non-agency MBS by collateral type and credit rating.

Weighted Average Collateral Delinquency of Non-Agency MBS as of December 31, 2008

(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Gross Unrealized Losses	Weighted Average Collateral Delinquency
Prime
Investment grade:
AAA-rated	$7,445	$7,433	$1,451	2.93%
AA-rated	426	425	90	2.81
A-rated	422	418	89	4.42
BBB-rated	146	86	—	8.27

Total Prime	$8,439	$8,362	$1,630	3.09%

Alt-A
Investment grade:
AAA-rated	$14,874	$14,580	$5,000	12.27%
AA-rated	242	243	83	13.27
A-rated	461	429	125	14.97
BBB-rated	801	731	218	11.74
Below investment grade:
BB-rated	311	198	8	17.47

Total Alt-A	$16,689	$16,181	$5,434	12.43%

Unpaid Principal Balance of Non-Agency MBS by Collateral Type

	December 31,
	2008			2007
(In millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Non-agency MBS:
Prime	$6,616	$1,823	$8,439	$8,602	$1,675	$10,277
Alt-A	10,274	6,415	16,689	12,206	6,236	18,442

Total unpaid principal balance of non-agency MBS	$16,890	$8,238	$25,128	$20,808	$7,911	$28,719

Weighted Average Collateral Delinquency Rates and Credit Ratings of Non-Agency MBS

in a Loss Position at December 31, 2008, and Credit Ratings as of March 20, 2009

	December 31, 2008					March 20, 2009
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Gross Unrealized Losses	Weighted- Average Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist
Non-agency MBS backed by:
Prime	$8,293	$8,276	$1,630	3.00%	89.77%	82.78%	95.52%	4.48%	30.31%
Alt-A	15,329	15,343	5,434	11.66	91.82	31.76	59.37	40.63	13.56

Total non-agency MBS	$23,622	$23,619	$7,064	8.62%	91.10%	49.67%	72.06%	27.94%	19.44%

The following table presents the fair value of the Bank’s non-agency MBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of Non-Agency MBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type and Year of Securitization	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Prime
2003 and earlier	83.48%	94.83%	95.96%	96.84%	98.66%
2004	82.83	94.78	95.64	97.32	98.19
2005	74.71	84.99	88.92	91.61	97.40
2006	78.77	90.98	94.83	97.79	98.66
2007	73.05	84.96	93.94	94.46	99.53
2008	69.63	86.88	91.76	98.34	—
Weighted average of all Prime	79.78%	91.92%	94.84%	96.79%	98.59%

Alt-A
2003 and earlier	81.22%	91.32%	96.54%	95.93%	98.80%
2004	74.84	82.24	90.37	89.45	97.81
2005	65.50	75.97	82.43	81.59	96.69
2006	63.44	71.15	78.93	78.67	97.25
2007	58.10	70.53	79.35	77.80	96.50
2008	72.40	92.16	96.13	94.83	—
Weighted average of all Alt-A	64.39%	75.13%	82.58%	81.65%	96.89%

Weighted average of all non-agency MBS	69.56%	80.84%	86.80%	86.93%	97.50%

The following table summarizes rating agency downgrade actions on non-agency MBS that occurred after December 31, 2008. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Non-Agency MBS Downgraded from January 1, 2009, to March 20, 2009

Dollar amounts at December 31, 2008	To AA		To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-agency MBS:
Downgrade from AAA	$564	$398	$966	$626	$2,440	$1,650	$6,316	$3,969	$10,286	$6,643
Downgrade from AA	—	—	54	43	80	53	109	64	243	160
Downgrade from A	—	—	—	—	—	—	239	172	239	172
Downgrade from BBB	—	—	—	—	—	—	402	272	402	272

Total	$564	$398	$1,020	$669	$2,520	$1,703	$7,066	$4,477	$11,170	$7,247

From January 1, 2009, to March 20, 2009, $2.7 billion of the Bank’s non-agency MBS were placed on negative watch, but were not downgraded by the rating agencies. Of these securities, $2.0 billion were rated AAA, $0.4 billion were rated AA, and $0.3 billion were rated A.

Following these rating agency actions, the Bank performed OTTI reviews on all of the securities that were downgraded to below investment grade status, except for nine securities that had been identified as other-than-temporarily impaired at December 31, 2008. For all of the newly reviewed securities, the Bank concluded that it still has both the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Therefore, the Bank has determined that, as of December 31, 2008, all of the gross unrealized losses on these securities are temporary.

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

The Bank believes that as of December 31, 2008, the gross unrealized losses on the remainder of the held-to-maturity MBS are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank has the ability and intent to hold these securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. The Bank will continue to monitor and analyze the performance of these securities to assess the collectibility of principal and interest as of each balance sheet date. If market conditions and the performance of mortgage assets continue to deteriorate, however, the Bank may recognize significant OTTI charges in the future, which could significantly affect net income, retained earnings, dividend payments, and total shareholders’ equity. A significant impairment could cause the Bank to be out of compliance with regulatory capital requirements, which could result in, among other things, further restrictions on dividend payments and on the redemption or repurchase of capital stock.

The following table presents the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)

December 31, 2008
	Carrying Value
	Credit Rating(1)					Total
Investment Type	AAA	AA	A	BBB	BB
Federal funds sold	$—	$7,335	$2,015	$81	$—	$9,431
Trading securities:
MBS:
Ginnie Mae	25	—	—	—	—	25
Freddie Mac	—	—	—	—	—	—
Fannie Mae	10	—	—	—	—	10

Total trading securities	35	—	—	—	—	35

Held-to-maturity securities:
Interest-bearing deposits in banks	—	3,340	7,860	—	—	11,200
Commercial paper	—	150	—	—	—	150
Housing finance agency bonds	31	771	—	—	—	802
MBS:
Ginnie Mae	19	—	—	—	—	19
Freddie Mac	4,408	—	—	—	—	4,408
Fannie Mae	10,083	—	—	—	—	10,083
Non-agency	22,014	667	847	817	198	24,543

Total held-to-maturity securities	36,555	4,928	8,707	817	198	51,205

Total investments	$36,590	$12,263	$10,722	$898	$198	$60,671

December 31, 2007
	Carrying Value
	Credit Rating(1)					Total
Investment Type	AAA	AA	A	BBB	BB
Federal funds sold	$—	$8,744	$2,895	$41	$—	$11,680
Trading securities:
MBS:
Ginnie Mae	30		—	—	—	30
Freddie Mac	15		—	—	—	15
Fannie Mae	13		—	—	—	13

Total trading securities	58		—	—	—	58

Held-to-maturity securities:
Interest-bearing deposits in banks	—	11,510	3,080	—	—	14,590
Commercial paper	994	2,694	—	—	—	3,688
Housing finance agency bonds	867	—	—	—	—	867
MBS:
Ginnie Mae	23	—	—	—	—	23
Freddie Mac	2,474	—	—	—	—	2,474
Fannie Mae	2,817	—	—	—	—	2,817
Non-agency	28,716	—	—	—	—	28,716

Total held-to-maturity securities	35,891	14,204	3,080	—	—	53,175

Total investments	$35,949	$22,948	$5,975	$41	$—	$64,913

(1)	At December 31, 2008, $690 million of the A-rated investments and $81 million of the BBB-rated investments were with members. At December 31, 2007, $773 million of the A-rated investments and $41 million of the BBB-rated investments were with members. The A- and BBB-rated investments, excluding non-agency MBS, had maturities of 13 days or less as of December 31, 2008. The A- and BBB-rated investments all had maturities of two months or less as of December 31, 2007.

The following tables present the portfolio concentration in the Bank’s held-to-maturity securities portfolios at December 31, 2008 and 2007, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital separately identified. The amounts include securities issued by the issuer’s holding company, along with its affiliated companies.

Held-to-Maturity Securities: Portfolio Concentration

(In millions)
2008	Carrying Value	Estimated Fair Value
Interest-bearing deposits in banks(1)	$11,200	$11,200
Commercial paper(1)	150	150
Housing finance agency bonds:
California Housing Finance Agency	802	806
MBS:
Ginnie Mae	19	18
Freddie Mac	4,408	4,457
Fannie Mae	10,083	10,160
Bank of America Corporation	2,475	1,844
Bear Stearns Companies Inc.	1,626	1,070
Countrywide Financial Corporation	4,002	2,829
IndyMac Bank, F.S.B.	2,869	1,941
Lehman Brothers Inc.	3,245	2,324
UBS AG	1,962	1,290
Wells Fargo & Company	1,922	1,555
Other non-agency issuers(1)	6,442	4,626

Total MBS	39,053	32,114

Total held-to-maturity securities	$51,205	$44,270

2007	Carrying Value	Estimated Fair Value
Interest-bearing deposits in banks(1)	$14,590	$14,590
Commercial paper(1)	3,688	3,688
Housing finance agency bonds:
California Housing Finance Agency	867	869
MBS:
Ginnie Mae	23	22
Freddie Mac	2,474	2,498
Fannie Mae	2,817	2,827
Bank of America Corporation	3,153	3,098
Bear Stearns Companies Inc.	1,920	1,872
Countrywide Financial Corporation	4,793	4,641
Deutsche Bank AG	1,391	1,348
IndyMac Bank, F.S.B.	3,370	3,273
Lehman Brothers Inc.	3,785	3,687
UBS AG	2,199	2,127
Washington Mutual Inc.	1,390	1,359
Wells Fargo & Company	1,830	1,819
Other non-agency issuers(1)	4,885	4,778

Total MBS	34,030	33,349

Total held-to-maturity securities	$53,175	$52,496

(1) Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

At December 31, 2008, the Bank’s MBS portfolio had gross unrealized losses of approximately $7.1 billion. Since December 31, 2008, there has been additional price deterioration in the mortgage securities market. As a result, based on the limited market information available, the Bank estimates that the gross unrealized losses in the Bank’s MBS portfolio grew to approximately $7.7 billion as of February 28, 2009. However, the Bank has determined that despite the increased unrealized losses, the Bank has both the ability and intent to hold these securities to maturity or a period of time sufficient to allow for an anticipated recovery of the unrealized losses. Any determination in the future that the Bank may not collect in full all amounts due on these securities or a determination that additional amounts are deemed uncollectible for securities classified as other-than-temporarily impaired will result in the recording of additional OTTI charges, which could have a material adverse effect on the Bank’s results of operations and ability to pay dividends and repurchase or redeem capital stock.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $7.4 billion carrying value of non-agency MBS at December 31, 2008, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $3.7 billion carrying value of MBS at December 31, 2008, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

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

Credit Exposure to Derivatives Counterparties

(In millions)

December 31, 2008

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$150,584	$1,466	$1,462	$4
A(2)	180,886	1,027	1,010	17

Subtotal	331,470	2,493	2,472	21
Member institutions(3)	173	—	—	—

Total derivatives	$331,643	$2,493	$2,472	$21

December 31, 2007

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA(2)	$251,497	$1,040	$843	$197
A	45,054	151	131	20

Subtotal	296,551	1,191	974	217
Member institutions(3)	625	4	4	—

Total derivatives	$297,176	$1,195	$978	$217

(1)    The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

(2)    Includes notional amounts of derivatives contracts outstanding totaling $4.7 billion at December 31, 2008, and $1.6 billion at December 31, 2007, with Citibank, N.A., a member that is a derivatives dealer counterparty.

(3)    Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at December 31, 2008, and AA-rated derivatives dealer counterparty amounts above at December 31, 2007.

Although the distribution of the notional balances outstanding by credit rating shows a substantial shift from AA to A, primarily because of the downgrade of Deutsche Bank AG during the fourth quarter of 2008, the Bank’s net unsecured credit exposure decreased significantly to $21 million at December 31, 2008, from $217 million at December 31, 2007.

At December 31, 2008, the Bank had a total of $331.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$331.5 billion represented notional amounts of derivatives contracts outstanding with 18 derivatives dealer counterparties. Eight of these counterparties made up 89% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 23% of the total. The remaining counterparties each represented less than 11% of the total. Five of these counterparties, with $102.3 billion of derivatives outstanding at December 31, 2008, were affiliates of members, and one counterparty, with $4.7 billion outstanding at December 31, 2008, was a member of the Bank.

•

$173 million represented notional amounts of derivatives contracts with three non-derivatives dealer member counterparties. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2008, was $2.5 billion, which consisted of:

•

$2.5 billion of gross credit exposure on open derivatives contracts with 11 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $21 million.

•

$0.5 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with three member counterparties that are not derivatives dealers, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, increased to $2.5 billion at December 31, 2008, from $1.2 billion at December 31, 2007. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2007, to December 31, 2008, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. As a result, the Bank’s gross credit exposure to these counterparties grew, as its net receivable position increased. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

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

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13.2 billion to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. With the early termination, the Bank entered into derivatives transactions with other dealers to replace a large portion of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

Market Risk

Market risk is defined as the risk to the Bank’s net equity value and net interest income (excluding the impact of SFAS 133 and SFAS 159) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

The Bank’s market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of “net portfolio value of capital” and future earnings (excluding the impact of SFAS 133 and SFAS 159) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

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

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank’s exposure to changes in interest rates. As presented below, the Bank continues to measure, monitor, and report on market value of capital sensitivity, but no longer has a policy limit as of May 2008.

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as the primary metric for measuring the Bank’s exposure to changes in interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. In the case of specific assets classified as other-than-temporarily impaired, market spreads are used from the date the impairment charge is determined. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of December 31, 2008. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

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

The Market Value of Capital Sensitivity table below measures and reports on the sensitivity of capital value and future earnings (excluding the impact of SFAS 133 and SFAS 159) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2008	December 31, 2007
+200 basis-point change above current rates	–17.2%	–6.6%
+100 basis-point change above current rates	–11.2	–3.4
–100 basis-point change below current rates(2)	+20.6	+3.2
–200 basis-point change below current rates(2)	+38.3	+4.0

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of December 31, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of December 31, 2008, were 222 basis points lower for terms of 1 year, 205 basis points lower for terms of 5 years, and 211 basis points lower for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

The Net Portfolio Value of Capital Sensitivity table below measures and reports on the sensitivity of the net portfolio value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159, but including effects resulting from OTTI) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital for

Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2008
+200 basis-point change above current rates	–2.9%
+100 basis-point change above current rates	–1.1
–100 basis-point change below current rates(2)	+2.5
–200 basis-point change below current rates(2)	+2.9

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period earnings excluding the effects of unrealized net gains recognized in accordance with SFAS 133,

SFAS 157, and SFAS 159, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period January 2009 through December 2009 would be expected to increase by 16 basis points, well within the policy limit of –120 basis points.

Repricing Gap Analysis – Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the positive periodic gap for the “6 months or less” time period indicates that as of December 31, 2008, there were $6.1 billion more assets than liabilities repricing or maturing during the 6-month period beginning on December 31, 2008. The large positive net periodic gap in the first 6-month period equals approximately 62% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of December 31, 2008

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$41,215	$—	$—	$—
Advances	157,671	26,586	47,596	3,811
Other assets	1,342	—	—	—

Total Assets	200,228	26,586	47,596	3,811

Liabilities
Consolidated obligations:
Bonds	116,028	15,456	48,893	6,921
Discount notes	70,494	4,120	—	—
Deposits	604	—	—	—
Mandatorily redeemable capital stock	—	—	3,747	—
Other liabilities	1,887	—	179	107

Total Liabilities	189,013	19,576	52,819	7,028

Interest rate exchange agreements	(3,421)	(6,174)	6,470	3,125

Periodic gap of advances-related business	7,794	836	1,247	(92)

Mortgage-related business:
Assets
MBS	13,105	3,315	16,728	5,940
Mortgage loans	859	628	1,342	883
Other assets	223	—	—	—

Total Assets	14,187	3,943	18,070	6,823

Liabilities
Consolidated obligations:
Bonds	3,300	2,703	11,177	8,636
Discount notes	14,051	3,154	—	—
Other liabilities	2	—	—	—

Total Liabilities	17,353	5,857	11,177	8,636

Interest rate exchange agreements	1,481	3,989	(4,995)	(475)

Periodic gap of mortgage-related business	(1,685)	2,075	1,898	(2,288)

Total periodic gap	6,109	2,911	3,145	(2,380)

Cumulative gap	$6,109	$9,020	$12,165	$9,785

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was three months as of December 31, 2008, and two months as of December 31, 2007.

Total Bank Duration Gap Analysis

	December 31, 2008		December 31, 2007
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$321,244	7	$322,446	5
Liabilities	311,459	4	308,819	3

Net	$9,785	3	$13,627	2

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of December 31, 2008, in “Repricing Gap Analysis” above shows that approximately $7.8 billion of net assets for the advances-related business (80% of capital) were scheduled to mature or reprice in the six-month period following December 31, 2008, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses risk measurement valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. In the case of specific assets classified as other-than-temporarily impaired, market spreads are used from the date the impairment charge is determined. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2008, and December 31, 2007.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2008	December 31, 2007
+200 basis-point change	–15.0%	–5.1%
+100 basis-point change	–10.0	–2.8
–100 basis-point change(2)	+16.7	+2.3
–200 basis-point change(2)	+31.3	+2.2

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates show significantly more sensitivity as of December 31, 2008, compared to the estimates as of December 31, 2007. Compared to interest rates as of December 31, 2007, interest rates as of December 31, 2008, were 222 basis points lower for terms of 1 year, 205 basis points lower for terms of 5 years, and 211 basis points lower for terms of 10 years. The measured increase in market value of capital sensitivity is primarily attributable to the increased sensitivity from the Bank’s mortgage assets. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would be substantially unchanged from December 31, 2007.

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

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2008
+200 basis-point change above current rates	–2.0%
+100 basis-point change above current rates	–0.6
–100 basis-point change below current rates(2)	+0.9
–200 basis-point change below current rates(2)	+0.1

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of December 31, 2008 and 2007.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2008	December 31, 2007
Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$36,106	$42,155

Pay fixed, receive floating interest rate swap – swap is callable at Bank’s option	Fixed rate callable advance converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	—	1,787

Pay fixed, receive floating interest rate swap – swap is putable at counterparty’s option or is index-based	Fixed rate putable advance converted to a LIBOR floating rate; swap is putable	Fair Value Hedge	—	4,439

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance	Fair Value Hedge	—	3,895

Subtotal Fair Value Hedges			36,106	52,276

Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,000	2,370

Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	175

Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	314	4,573

Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	12,342	2,715

Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	35,357	—

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	1,635	525

Subtotal Economic Hedges(1)			51,798	10,358

Total			87,904	62,634

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	71,071	111,307

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	9,988	2,734

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	15	—

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2008	December 31, 2007
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	4,730	7,330

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	29,978	—

Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	44,993	48,236

Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,810	—

Swaption	Option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank’s exposure to fixed interest rates on non-callable bonds that offset the prepayment risk of mortgage assets	Economic Hedge(1)	—	3,080

Subtotal Economic Hedges(1)			91,514	61,380

Total			162,585	172,687

Hedged Item: Callable Bonds

Receive fixed or structured , pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	7,197	37,505

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	1,044	877

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	243	—

Subtotal Economic Hedges(1)			1,287	877

Total			8,484	38,382

Hedged Item: Discount Notes

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	4,000	2,672

Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	68,014	19,523

Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	300	—

Total			72,314	22,195

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	10	28

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2008	December 31, 2007

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	86	1,190

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	260	60

Total			346	1,250

Total Notional Amount			$331,643	$297,176

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under SFAS 133.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting under the rules of SFAS 133 (economic hedges). As a result, changes in the fair value of these interest rate exchange agreements are recorded in current period earnings. Finance Agency regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank’s policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The central focus of the financial management practices of the Bank is preserving and enhancing the long-term economic performance and risk management of the Bank. Under SFAS 133 it is expected that reported U.S. GAAP net income and other comprehensive income will exhibit period to period volatility, which may be significant.

At December 31, 2008, the total notional amount of interest rate exchange agreements outstanding was $331.6 billion, compared with $297.2 billion at December 31, 2007. The $34.4 billion increase in the notional amount of derivatives during 2008 was primarily due to a $50.1 billion increase in interest rate exchange agreements matched to short-term consolidated obligation discount notes and a $41.4 billion increase in economic hedges matched to advances, partially offset by a $40.0 billion decrease in interest rate exchange agreements that hedge consolidated obligation bonds, a $16.2 billion decrease in interest rate swaps used to hedge the market risk of the decreased level of hedged fixed rate advances, and a $0.9 billion decrease in economic hedges matched to intermediary positions. The increase in interest rate exchange agreements hedging consolidated obligation discount notes reflected increased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of December 31, 2008 and 2007.

(In millions)

December 31, 2008
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$36,106	$(1,304)	$1,353	$—	$49
Non-callable bonds	71,071	3,589	(3,651)	—	(62)
Callable bonds	7,197	201	(211)	—	(10)

Subtotal	114,374	2,486	(2,509)	—	(23)

Not qualifying for hedge accounting (economic hedges):
Advances	51,798	(1,361)	—	1,139	(222)
Non-callable bonds	91,330	366	—	(23)	343
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	1,287	16	—	2	18
Discount notes	72,314	53	—	—	53
MBS – trading	10	—	—	—	—
Intermediated	346	—	—	—	—

Subtotal	217,269	(925)	—	1,118	193

Total excluding accrued interest	331,643	1,561	(2,509)	1,118	170
Accrued interest	—	520	(704)	130	(54)

Total	$331,643	$2,081	$(3,213)	$1,248	$116

December 31, 2007
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Difference
Fair value hedges:
Advances	$52,276	$(595)	$604	$9
Non-callable bonds	111,307	1,353	(1,405)	(52)
Callable bonds	37,505	103	(128)	(25)

Subtotal	201,088	861	(929)	(68)

Not qualifying for hedge accounting (economic hedges):
Advances	10,358	(5)	—	(5)
Non-callable bonds	60,171	80	—	80
Non-callable bonds with embedded derivatives	1,209	(3)	—	(3)
Callable bonds	877	(3)	—	(3)
Discount notes	22,195	13	—	13
MBS – trading	28	—	—	—
Intermediated	1,250	—	—	—

Subtotal	96,088	82	—	82

Total excluding accrued interest	297,176	943	(929)	14
Accrued interest	—	171	(1,650)	(1,479)

Total	$297,176	$1,114	$(2,579)	$(1,465)

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of December 31, 2008 and 2007.

Because the periodic and cumulative net gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value are primarily a matter of timing, the net gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

SFAS 133- and SFAS 159-related net income effects during 2008 were primarily driven by (i) LIBOR interest rate swaps trending downward over 2008, creating net gains in the non-hedge qualifying portfolio where the Bank has an overall net receive fixed rate position, and (ii) additional net gains year-over-year related to fair value hedges as a result of the large movement in spreads relative to LIBOR.

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

The Bank has identified the following accounting policies and estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and other-than-temporarily impaired, all derivatives and hedged items carried at fair value in accordance with SFAS 133, and financial instruments elected under SFAS 159 to be carried at fair value; and estimating prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in Note 1 to the Financial Statements.

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

The Bank is required by the FHLBank Act and Finance Agency regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral for advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets.

At December 31, 2008, the Bank had $235.7 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $289.6 billion. At December 31, 2007, the Bank had $251.0 billion of advances outstanding and collateral pledged with an estimated borrowing capacity (value of collateral less a margin) of $349.4 billion.

The Bank has never experienced a credit loss on an advance. Based on management’s credit analyses, the collateral held as security for advances, and prior repayment history, the Bank has not provided an allowance for losses on advances as of December 31, 2008 and 2007.

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

Mortgage Loans Acquired Under the MPF Program.  In determining the allowance for credit losses on mortgage loans, management evaluates the Bank’s exposure to credit loss taking into consideration the following: (i) management’s judgment as to the eligibility of participating institutions to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by participating institutions, and (iv) estimation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•	Monitoring the creditworthiness and financial condition of the institutions, or their successors, that sold the mortgage loans to the Bank (both considered to be participating institutions).

•	Valuing required credit enhancements to be provided by the participating institutions calculated using a rating agency model.

•	Estimating loss exposure and historical loss experience to establish an adequate level of allowance for credit losses.

The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels that management believes to be adequate to absorb estimated losses identified and inherent in the total mortgage portfolio. Setting the level of allowance for credit losses requires significant judgment and regular evaluation by management. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, are important in estimating mortgage loan losses, taking into account the credit enhancement. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.

The Bank began purchasing mortgage loans from members under the MPF Program in 2002. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007. The Bank calculates its estimated allowance for credit losses for its Original MPF loans and MPF Plus loans as described below. The Bank has a process in place for determining whether the loans purchased comply with the underwriting and qualifying standards established for the program and for monitoring and identifying loans that are deemed impaired. The Bank also uses a credit model to estimate credit losses. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, and available performance-based credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the participating institution under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $1.0 million as of December 31, 2008, and $0.9 million as of December 31, 2007.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the participating institution under the terms of each Master Commitment. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2007, the Bank had 202 loans that were 30 days or more delinquent totaling $28 million, of which 47 loans totaling $5 million were classified as nonaccrual or impaired. For 34 of these loans, totaling $4 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

(In millions)	2008	2007	2006	2005	2004
Balance, beginning of the period	$0.9	$0.7	$0.7	$0.3	$—
Chargeoffs	—	—	—	—	—
Recoveries	—	—	—	—	—
Increase in/(reduction of) provision for credit losses	0.1	0.2	—	0.4	0.3

Balance, end of the period	$1.0	$0.9	$0.7	$0.7	$0.3

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

The Bank accounts for derivatives in accordance with SFAS 133. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following items:

•	Hedging strategy

•	Identification of the item being hedged

•	Determination of the accounting designation under SFAS 133

•	Determination of the method used to assess the effectiveness of the hedging relationship

•	Assessment that the hedge is expected to be effective in the future if designated as a hedge under SFAS 133

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

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on its derivatives agreements. The Bank’s net unsecured credit exposure to derivatives counterparties was $21 million at December 31, 2008, and $217 million at December 31, 2007. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of December 31, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, the fair values of these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2008, the Bank measured certain of its held-to-maturity investment securities (non-agency MBS) on a nonrecurring basis at Level 3 of the fair value hierarchy. The Bank monitors and evaluates the inputs into its fair value measurements to ensure that the asset or liability is properly categorized in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Because items classified as Level 3 are generally based on unobservable inputs, the process to determine the fair value of such items is generally more subjective and involves a higher degree of management judgment and assumptions.

The assumptions and judgment applied by management may have a significant effect on the Bank’s estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See Note 17 to the Financial Statements for further information regarding SFAS 157, including the classification within the fair value hierarchy of all the Bank’s assets and liabilities carried at fair value as of December 31, 2008.

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

The Bank made significant estimates in projecting the cash flows on non-agency MBS with unrealized losses in its analysis of OTTI. These projected cash flows included expectations of delinquencies, estimated prepayment rates, future estimated housing prices, and projected losses on foreclosures. Different estimates and assumptions could produce different results. For more information, see below for a discussion of the Bank’s OTTI analysis of its MBS portfolio.

Through the third quarter of 2008, the Bank estimated the fair value of non-agency MBS based on valuation models using market-based inputs obtained from broker-dealer data and price indications (the internal price). As a result of increased market illiquidity during the fourth quarter of 2008 and the resulting challenges in obtaining market-based inputs, the Bank incorporated additional information about the estimated fair value of the non-agency MBS from several pricing services. In determining the estimated fair value of non-agency MBS at December 31, 2008, the Bank used a weighting of the internal price and the price from one of the pricing services (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank continued to use the internal price for agency MBS.

In evaluating the resulting estimated fair value of non-agency MBS at December 31, 2008, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing both agency and non-agency MBS.

The Bank recorded an OTTI charge of $590 million on its non-agency MBS at December 31, 2008, using the weighted price method described above. The OTTI charge would have been $696 million at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

The total gross unrealized losses on the MBS portfolio were $7.1 billion as of December 31, 2008, after the Bank recorded the OTTI charge using the weighted price method. The total gross unrealized losses would have been $8.2 billion at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

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

Other-Than-Temporary Impairment for Held-to-Maturity Investment Securities.  The Bank applied SFAS 115 to determine whether the Bank’s investment securities have incurred OTTI. The Bank determines whether a decline in an individual investment security’s fair value below its carrying value is other than temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an OTTI when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its carrying value. The Bank considers quantitative and qualitative factors when determining whether an OTTI has occurred, including external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, and the length of time and extent to which the fair value has been less than the carrying value, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

If the Bank determines that a security is other-than-temporarily impaired, the Bank writes down the security to its fair value, records the difference between the carrying value and the fair value as an OTTI charge on held-to-maturity securities in its Statements of Income, and establishes a new carrying value for the security based on the fair value. The new carrying value may be less than the actual amount the Bank expects to realize by holding the security to maturity.

The recent disruptions in the credit markets have led to declines in the fair value of the Bank’s investment portfolio, primarily as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products, particularly non-agency MBS. Based on analysis and reviews of the investment portfolio, the Bank determined that 15 of its non-agency MBS were other-than-temporarily impaired at December 31, 2008, because the Bank determined it was probable that it would not collect all of the contractual amounts due on each of these securities. Prior to the write-down, these 15 securities had a carrying value of $1.5 billion. Because the fair values of non-agency MBS had declined dramatically as a result of the lack of liquidity in the MBS market, the difference between the prior carrying amount of $1.5 billion and the fair value of the affected securities determined as of December 31, 2008, was $590 million, far in excess of the estimated credit loss. As of December 31, 2008, the estimated credit loss on these securities was $27 million based on projected future cash flows. The OTTI charge of $590 million was reflected in “Other (loss)/income” in the fourth quarter of 2008. The Bank has both the ability and intent to hold these securities to maturity and expects to recover the majority of the amount written down, as the difference between the estimated credit loss and the OTTI charge for each security is accreted to interest income, using the level-yield method on a retrospective basis, over the remaining life of each security. At December 31, 2008, the estimated weighted average life of these securities was approximately four years.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Additional information about OTTI charges associated with the Bank’s non-agency MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

On March 17, 2009, the FASB issued proposed FSP FAS 115-a, FAS 124-a and EITF 99-20-b, Recognition and Presentation of Other-Than-Temporary Impairments (proposed FSP). The proposed FSP is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. The proposed FSP would apply to both debt and equity securities and would require a separate display of losses related to credit deterioration and losses related to other market factors on the income statement. Market-related losses would be recorded in other comprehensive income if it is not likely that an investor will have to sell the security prior to recovery. If approved, the proposed FSP would be effective and would be applied prospectively for financial statements issued for interim and annual reporting periods ending after March 15, 2009 (March 31, 2009, for the Bank). The Bank has determined that the adoption of this FSP as currently proposed could have a material effect on the results of operations to the extent that the Bank has material OTTI charges in the future.

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

Recent Developments

Washington Mutual Bank Receivership and Acquisition of Assets and Liabilities by JPMorgan Chase Bank, National Association.  On September 25, 2008, the FDIC was appointed receiver for Washington Mutual Bank. In connection with the receivership, JPMorgan Chase Bank, National Association, (JPMorgan Chase Bank), a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and other Bank obligations and acquired the associated Bank capital stock. Washington Mutual Bank was the Bank’s second largest borrower and shareholder as of September 25, 2008, and JPMorgan Chase Bank was the Bank’s second largest borrower and shareholder as of December 31, 2008. Bank capital stock acquired by JPMorgan Chase Bank has been classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association, (JPMorgan B&T), an affiliate of JPMorgan Chase Bank, became a member of the Bank. The Bank intends to allow the transfer of excess capital stock from JPMorgan Chase Bank to JPMorgan B&T to enable JPMorgan B&T to satisfy its minimum stock requirement, and the capital stock transferred will no longer be classified as mandatorily redeemable (a liability).

Merger between Wachovia Corporation and Wells Fargo & Company.  On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity, continues to be a member of the Bank, and is the Bank’s third largest borrower and shareholder as of March 20, 2009. It is uncertain at this time what effect, if any, the merger will have on the Bank.

IndyMac Bank, FSB, Receivership and Acquisition of Assets and Liabilities.  On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, F.S.B. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49 million, remains classified as mandatorily redeemable capital stock (a liability).

FDIC Proposal to Increase Deposit Insurance Assessments.  On October 16, 2008, the FDIC published a notice of proposed rulemaking that would increase the rates that insured depository institutions pay for deposit insurance and make adjustments to the deposit insurance assessment system, including an adjustment based on an institution’s ratio of secured liabilities—including FHLBank advances—to domestic deposits. On December 22, 2008, the FDIC published a final rule implementing a uniform increase to assessment rates for the first quarter of 2009 only. On March 4, 2009, the FDIC published a final rule that revises the risk-based assessment system first proposed in October 2008. The rule, which will take effect on April 1, 2009, and will apply to assessments beginning with the second quarter of 2009, makes adjustments to the risk-based calculation for an institution’s unsecured debt, secured liabilities, and brokered deposits, and effectively results in a range of possible assessment rates under the risk-based system of 7 to 77.5 basis points. Under the final rule, institutions with secured liabilities, such as FHLBank advances, that exceed 25% of domestic deposits can have as many as eight basis points added to their assessment rate. Any increase to a Bank member’s deposit insurance assessment correlated to its use of FHLBank advances could increase the relative cost of FHLBank advances compared to member liabilities that are not secured.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC invoked the systemic risk exception of the FDIC Improvement Act of 1991 to temporarily provide a 100 percent guarantee for senior unsecured debt newly issued by FDIC-insured institutions and their holding companies. On October 23, 2008, the FDIC issued an interim rule relating to the guarantee program and its implementation. The guarantee program is voluntary. All eligible entities were covered under the guarantee program for the first 30 days. Prior to the end of this period, eligible entities were required to inform the FDIC whether they would opt out of the guarantee program. The guarantee program applies to all senior unsecured debt newly issued by eligible institutions between October 14, 2008, and June 30, 2009; the debt is guaranteed for up to three years beyond June 30, 2009. The initial announcement of the guarantee program is believed to have contributed to the significant increase in the relative cost of issuing longer-term GSE debt. On January 16, 2009, the FDIC announced its intention to expand the program by guaranteeing secured debt for up to 10 years beyond June 30, 2009, provided that the debt supports new consumer lending. The proposal would expand the program to include secured debt to the extent that such debt supports consumer financing. On February 27, 2009, the FDIC approved an interim rule modifying the guarantee program to include the guarantee of mandatory convertible debt. On March 17, 2009, the FDIC adopted an interim rule that extends the date by which senior unsecured debt guaranteed by the FDIC under the program may be issued from June 30, 2009, to October 31, 2009. The extension applies to senior unsecured debt issued on or after April 1, 2009, and the FDIC guarantee of such debt will also be extended until the earlier of the maturity date or December 31, 2012. It is uncertain at this time what effect the recent proposals will have on the Bank.

Federal Financial Institution Regulatory Agencies’ Proposal to Lower Risk Weights for Claims on, or Backed by, Fannie Mae and Freddie Mac.  On October 27, 2008, the federal financial institution regulatory agencies published a joint notice of proposed rulemaking that would reduce the risk-weighting of certain claims on, or backed by, Fannie Mae and Freddie Mac, but leave the risk weightings of FHLBank obligations unchanged. The agencies sought comment on all aspects of the notice of the proposed rulemaking, including the potential effects on other banking organization claims on GSEs, such as the FHLBanks.

Nonmember “Independent” Director Elections.  In December 2008, the Bank held an at-large election for two nonmember “independent” director positions, including one “public interest” director position, each with a four-year term beginning on January 1, 2009. Four candidates, two for each position, were nominated to run in the election. In accordance with the rules of the Finance Agency, a nominee may only be elected if the nominee receives at least 20 percent of the number of votes eligible to be cast in the election. Because none of the four nominees received 20 percent of the votes eligible to be cast, the Bank is required to conduct another at-large election in 2009 to fill the two nonmember “independent” director positions that are currently vacant. These nonmember “independent” director positions were previously held by Melinda Guzman and Robert F. Nielsen, whose terms expired on December 31, 2008.

Prompt Corrective Action Authority over FHLBanks.  Pursuant to the Housing Act, to implement the Finance Agency’s “prompt corrective action” authority over the FHLBanks, the Finance Agency issued an interim final rule on January 27, 2009, to establish the following capital classifications for the FHLBanks: “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Finance Agency is soliciting comments on all aspects of the interim final rule and on whether a “well-capitalized” category should be added. Under the interim final rule, the Bank is “adequately capitalized.” For additional information on the prompt corrective action capital categories, see “Business – Regulatory Oversight, Audits, and Examinations.”

Proposed Mortgage Bankruptcy Reform Legislation.  On January 27, 2009, the House Judiciary Committee approved H.R. 200, the Helping Families Save Their Homes in Bankruptcy Act of 2009. This legislation, if passed, would allow bankruptcy judges to modify residential mortgage loans by, among other things, extending the term of the loan, reducing the interest rate, or reducing the principal amount owed, practices that the current Bankruptcy Code prohibits. The proposed legislation, in its current form, would not allow these modifications in situations where a debtor obtained the mortgage fraudulently. On March 5, 2009, the U.S. House of Representatives approved a broad housing package, H.R. 1106, the Helping Families Save Their Homes Act of 2009, which included the provisions from H.R. 200 (as revised). It is uncertain at this time what effect this legislation will have on the Bank if enacted in its current form.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,251.5 billion at December 31, 2008, and $1,189.7 billion at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $301.2 billion at December 31, 2008, and $302.9 billion at December 31, 2007. At December 31, 2008, the Bank had committed to the issuance of $960 million in consolidated obligation bonds, of which $500 million were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 million in consolidated obligation bonds, of which $400 million were hedged with associated interest rate swaps, and $1.5 billion in consolidated obligation discount notes, of which $1.2 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2008, the Bank had $470 million of advance commitments and $5.7 billion in standby letters of credit outstanding. At December 31, 2007, the Bank had $2.6 billion of advance commitments and $1.2 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit are reported in Note 17 to the Financial Statements.

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

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2008 and 2007, except for obligations associated with short-term discount notes and pension and retirement benefits. Additional information with respect to the Bank’s consolidated obligations is presented in Notes 10 and 18 to the Financial Statements.

In addition, Note 13 to the Financial Statements includes a discussion of the Bank’s mandatorily redeemable capital stock and Note 14 to the Financial Statements includes a discussion of the Bank’s pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management. Note 16 to the Financial Statements includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)

As of December 31, 2008
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$116,069	$59,073	$18,065	$15,840	$209,047
Mandatorily redeemable capital stock	17	66	3,664	—	3,747
Operating leases	5	7	6	19	37

Total contractual obligations	$116,091	$59,146	$21,735	$15,859	$212,831

As of December 31, 2007
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$86,008	$89,257	$26,593	$22,027	$223,885
Mandatorily redeemable capital stock	—	20	209	—	229
Operating leases	4	6	6	22	38

Total contractual obligations	$86,012	$89,283	$26,808	$22,049	$224,152

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 74 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining adequate internal control over the Bank’s financial reporting. There are inherent limitations in the ability of internal control over financial reporting to provide absolute assurance of achieving financial report objectives. These inherent limitations include the possibility of human error and the circumvention or overriding of controls. Accordingly, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process, however, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in its report appearing on page 98, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, CA

March 26, 2009

Federal Home Loan Bank of San Francisco

Statements of Condition

(In millions-except par value)	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$19,632	$5
Federal funds sold	9,431	11,680
Trading securities(a)	35	58
Held-to-maturity securities (fair values were $44,270 and $52,496, respectively)(b)	51,205	53,175
Advances (includes $38,573 at fair value under the fair value option at December 31, 2008)	235,664	251,034
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1.0 and $0.9, respectively	3,712	4,132
Accrued interest receivable	865	1,590
Premises and equipment, net	20	16
Derivative assets	467	642
Receivable from REFCORP	51	—
Other assets	162	114

Total Assets	$321,244	$322,446

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$491	$223
Term	103	16
Other	8	2
Non-interest-bearing – Other	2	3

Total deposits	604	244

Borrowings:
Other Federal Home Loan Banks	—	955
Other	—	100

Total borrowings	—	1,055

Consolidated obligations, net:
Bonds (includes $30,286 at fair value under the fair value option at December 31, 2008)	213,114	225,328
Discount notes	91,819	78,368

Total consolidated obligations	304,933	303,696

Mandatorily redeemable capital stock	3,747	229
Accrued interest payable	1,451	2,432
Affordable Housing Program	180	175
Payable to REFCORP	—	58
Derivative liabilities	437	102
Other liabilities	107	828

Total Liabilities	311,459	308,819

Commitments and Contingencies (Note 18):
Capital (Note 7):
Capital stock-Class B-Putable ($100 par value) issued and outstanding:
96 shares and 134 shares, respectively	9,616	13,403
Restricted retained earnings	176	227
Accumulated other comprehensive loss	(7)	(3)

Total Capital	9,785	13,627

Total Liabilities and Capital	$321,244	$322,446

(a)	Includes $0 at December 31, 2008, and $7 at December 31, 2007, pledged as collateral that may be repledged.
(b)	Includes $307 at December 31, 2008, and $43 at December 31, 2007, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

	For the years ended December 31,
(In millions)	2008	2007	2006
Interest Income:
Advances	$8,182	$10,719	$8,777
Securities purchased under agreements to resell	—	13	35
Federal funds sold	318	660	522
Trading securities	2	4	6
Held-to-maturity securities	2,315	2,160	2,058
Mortgage loans held for portfolio	200	215	243

Total Interest Income	11,017	13,771	11,641

Interest Expense:
Consolidated obligations:
Bonds	7,282	10,772	9,799
Discount notes	2,266	2,038	980
Deposits	24	22	18
Other borrowings	—	1	1
Mandatorily redeemable capital stock	14	7	4

Total Interest Expense	9,586	12,840	10,802

Net Interest Income	1,431	931	839

Other (Loss)/Income:
Services to members	1	1	1
Other-than-temporary impairment charge on held-to-maturity securities	(590)	—	—
Net gain on advances and consolidated obligation bonds held at fair value	890	—	—
Net loss on trading securities	(1)	—	—
Net (loss)/gain on derivatives and hedging activities	(1,008)	52	(14)
Other	18	2	3

Total Other (Loss)/Income	(690)	55	(10)

Other Expense:
Compensation and benefits	53	48	45
Other operating expense	42	36	33
Federal Housing Finance Agency/Federal Housing Finance Board	10	8	7
Office of Finance	7	6	5

Total Other Expense	112	98	90

Income Before Assessments	629	888	739

REFCORP	115	163	136
Affordable Housing Program	53	73	61

Total Assessments	168	236	197

Net Income	$461	$652	$542

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

	Capital Stock- Class B-Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2005	95	$9,520	$131	$—	$131	$(3)	$9,648
Issuance of capital stock	35	3,511					3,511
Repurchase/redemption of capital stock	(28)	(2,792)					(2,792)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(153)					(153)
Comprehensive income:
Net income				542	542		542
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							543

Adjustment to initially apply SFAS 158						(3)	(3)
Transfers to restricted retained earnings			12	(12)	—		—
Dividends on capital stock (5.41%)
Stock issued	5	530		(530)	(530)		—

Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754

Issuance of capital stock	53	5,342					5,342
Repurchase/redemption of capital stock	(30)	(2,975)					(2,975)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(148)					(148)
Comprehensive income:
Net income				652	652		652
Other comprehensive income:
Pension and postretirement benefits						2	2

Total comprehensive income							654

Transfers to restricted retained earnings			84	(84)	—		—
Dividends on capital stock (5.20%)
Stock issued	6	568	—	(568)	(568)		—

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627

Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	17	1,720					1,720
Repurchase/redemption of capital stock	(21)	(2,134)					(2,134)
Capital stock reclassified to mandatorily redeemable capital stock	(39)	(3,901)					(3,901)
Comprehensive income:
Net income				461	461		461
Other comprehensive income:
Net amounts recognized as earnings						1	1
Additional minimum liability on benefit plans						(5)	(5)

Total comprehensive income							457

Transfers from restricted retained earnings			(51)	51	—		—
Dividends on capital stock (3.93%)
Stock issued	5	528		(528)	(528)		—

Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785

(a)	Adjustments to the opening balance consist of the effects of adopting SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$461	$652	$542
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	(279)	521	(2)
Non-cash interest on mandatorily redeemable capital stock	14	7	4
Change in net fair value adjustment on trading securities	1	—	—
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	(890)	—	—
Change in net fair value adjustment on derivatives and hedging activities	753	(429)	98
Other-than-temporary impairment charge on held-to-maturity securities	590	—	—
Gain on extinguishment of debt	(13)	—	(2)
Net change in:
Accrued interest receivable	565	(512)	(169)
Other assets	(48)	(18)	(6)
Accrued interest payable	(954)	154	832
Other liabilities	(76)	55	40

Total adjustments	(337)	(222)	795

Net cash provided by operating activities	124	430	1,337

Cash Flows from Investing Activities:
Net change in:
Securities purchased under agreements to resell	—	200	550
Federal funds sold	2,249	3,763	1,554
Deposits for mortgage loan program with other Federal Home Loan Banks	—	1	—
Premises and equipment	(10)	(8)	(6)
Trading securities:
Proceeds from maturities	22	19	51
Held-to-maturity securities:
Net decrease/(increase) in short-term	6,988	(6,300)	(3,341)
Proceeds from maturities of long-term	5,827	5,430	6,674
Purchases of long-term	(12,105)	(12,277)	(5,822)
Advances:
Principal collected	1,486,351	1,910,806	1,854,536
Made to members	(1,468,936)	(1,977,387)	(1,875,178)
Mortgage loans held for portfolio:
Principal collected	427	498	603
Purchases	—	—	(18)

Net cash provided/(used) in investing activities	20,813	(75,255)	(20,397)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

	For the years ended December 31,
(In millions)	2008	2007	2006
Cash Flows from Financing Activities:
Net change in:
Deposits	1,840	218	154
Borrowings from other Federal Home Loan Banks	(955)	955	—
Other borrowings	(100)	100	—
Net payments on derivative contracts with financing elements	(131)	—	—
Net proceeds from consolidated obligations:
Bonds issued	114,692	110,375	93,614
Discount notes issued	755,490	303,381	202,008
Bonds transferred from other Federal Home Loan Banks	164	732	803
Payments for consolidated obligations:
Bonds matured or retired	(129,707)	(87,636)	(78,655)
Discount notes matured or retired	(741,792)	(255,637)	(199,490)
Proceeds from issuance of capital stock	1,720	5,342	3,511
Payments for repurchase/redemption of mandatorily redeemable capital stock	(397)	(32)	(98)
Payments for repurchase/redemption of capital stock	(2,134)	(2,975)	(2,792)

Net cash (used)/provided by financing activities	(1,310)	74,823	19,055

Net increase/(decrease) in cash and cash equivalents	19,627	(2)	(5)
Cash and cash equivalents at beginning of year	5	7	12

Cash and cash equivalents at end of year	$19,632	$5	$7

Supplemental Disclosures:
Interest paid during the year	$11,857	$12,730	$8,744
Affordable Housing Program payments during the year	48	45	40
REFCORP payments during the year	224	144	124
Transfers of mortgage loans to real estate owned	2	2	—
Non-cash dividends on capital stock	528	568	530

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Current members own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock, which generally supports business transactions still reflected on the Bank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance and community financial institutions, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. Under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), community financial institutions were defined for 2008 as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $625 or less. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) amended the definition of community financial institutions for 2008 to FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Federal Housing Finance Agency (Finance Agency) adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1,011. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 19 for more information.

The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks’ Office of Finance through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks. With respect to the FHLBanks, the Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a financially safe and sound manner and maintain adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and the activities of each FHLBank and the manner in which each FHLBank is operated are consistent with the public interest. The Finance Agency also establishes policies and regulations governing the operations of the FHLBanks.

The primary source of funds for the FHLBanks is the proceeds from the sale to the public of the FHLBanks’ consolidated obligations through the Office of Finance using authorized securities dealers. As provided by the FHLBank Act, or regulations governing the operations of the FHLBanks, all the FHLBanks have joint and several liability for all FHLBank consolidated obligations. Other funds are provided by deposits, other borrowings, and the issuance of capital stock to members. The Bank primarily uses these funds to provide advances to members. References throughout these notes to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Note 1 – Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the amounts of reported assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates includes the fair value of derivatives, certain investment securities, certain advances, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Securities Purchased Under Agreements to Resell (Resale Agreements) and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost.

Investment Securities.  Held-to-maturity securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts, if applicable, using the level-yield method.

The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (SFAS 115), changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security’s fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities (MBS) using the level-yield method on a retrospective basis over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives. The Bank computes the amortization and accretion of premiums and discounts on other investments using the level-yield method on a retrospective basis to the estimated life of the securities.

The Bank applies SFAS 115 to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank determines whether a decline in an individual investment security’s fair value below its carrying value is other than temporary on a quarterly basis or more often if a potential loss-triggering event occurs. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the investment security is less than its carrying value. The Bank considers quantitative and qualitative factors when determining if an other-than-temporary impairment has occurred, including external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, and the length of time and extent to which fair value has been less than the carrying value, as well as the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of securities caused by movements in interest rates to be temporary. If the Bank determines that a security is other-than-temporarily impaired, the Bank writes down the security to its fair value, records the difference between the carrying value and the fair value as an other-than-temporary impairment (OTTI) charge on held-to-maturity securities in its Statements of Income, and establishes a new carrying value for the security based on the fair value. The new carrying value may be less than the actual amount the Bank expects to realize by holding the security to maturity. The Bank recorded an OTTI charge of $590 during the fourth quarter of 2008 related to non-agency MBS classified as held-to-maturity. The Bank did not experience any other-than-temporary impairment in the value of investments during the first three quarters of 2008, during 2007, or during 2006. See Note 5 for more information.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Advances.  The Bank presents advances (loans to members) net of premiums and discounts and presents advances under the Affordable Housing Program (AHP) net of discounts. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for advances to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure advances includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 6, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank has never experienced any credit losses on advances. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis and classifies as impaired any advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. Impaired advances are valued using the present value of expected future cash flows discounted at the advance’s effective interest rate, the advance’s observable market price or, if collateral dependent, the fair value of the advance’s underlying collateral. When an advance is classified as impaired, the accrual of interest is discontinued and unpaid accrued interest is reversed. Advances do not return to accrual status until they are brought current with respect to both principal and interest and until management believes future principal payments are no longer in doubt. No advances were classified as impaired during the periods presented. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Prepayment Fees.  When a member prepays certain advances prior to original maturity, the Bank may charge the member a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid.

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as “SFAS 133”), the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a hedged advance to that member, the Bank determines whether the new advance represents a modification of the original hedged advance or whether the prepayment represents an extinguishment of the original hedged advance. If the new advance represents a modification of the original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements of SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.

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

Mortgage Loans Held in Portfolio.  Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loans. The Bank and the participating institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), and the participating institution assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement is calculated so that any Bank credit losses (excluding special hazard losses) in excess of the FLA are limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For taking on the credit enhancement obligation, the Bank pays the participating institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating institution beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The participating institution may obtain supplemental mortgage insurance (SMI) to cover any portion of its credit enhancement obligation under this product. The Bank manages credit exposure to SMI carriers in the same way that it manages unsecured credit in its investment portfolio. If the SMI provider’s credit rating falls below a specified level, the participating institution may forego the credit enhancement fee or directly assume the credit enhancement obligation. A participating institution’s credit enhancement obligation not covered by SMI must be fully collateralized.

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank defers and amortizes these amounts as interest income using the level-yield method on a retrospective basis over the estimated life of the related mortgage loan. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated life of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. A retrospective adjustment is required each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

The Bank records credit enhancement fees as a reduction to interest income and recorded delivery commitment extension fees and pair-off fees in other income. Delivery commitment extension fees were charged to a participating institution for extending the scheduled delivery period of the loans. Pair-off fees were assessed when the principal amount of the loans funded under a delivery commitment was less than a specified percentage of the contractual amount.

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating institution is reported 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful.

Allowance for Credit Losses on Mortgage Loans.  The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses in the Bank’s mortgage loan portfolio as of the date of the Statements of Condition. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement.

Other Fees.  Letter of credit fees are recorded as other income over the term of the letter of credit.

Derivatives.  Accounting for derivatives is addressed in SFAS 133. Due to the application of FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and derivative liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties. For more information on the effect of adopting FSP FIN 39-1, see Note 2 to the Financial Statements.

In accordance with SFAS 133, all derivatives are recognized on the balance sheet at fair value and designated as either:

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

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net (loss)/gain on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-SFAS 133-qualifying hedges are recorded in other income as “Net (loss)/gain on derivatives and hedging activities.” In addition, the interest income and interest expense associated with these non-SFAS 133-qualifying hedges are recorded in other income as “Net (loss) /gain on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

The differences between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income.

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), as well as hybrid financial instruments accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract, the entire contract is carried on the balance sheet at fair value and no portion of the contract is designated as a hedging instrument.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be 5 business days or less and for consolidated obligations to be 30 calendar days or less, using a next business day convention. The Bank records the changes in the fair value of the derivatives and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank meets a condition of SFAS 133 that allows the use of the short-cut method, provided that all the other criteria of SFAS 133, paragraph 68, are also met. The Bank then records the changes in the fair value of the derivative and the hedged item beginning on the trade date.

When hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective fair value hedge, the Bank continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for subsequent changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the hedged item.

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

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity, resulting in the member’s shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 13 for more information.

If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises and Equipment.  The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises and equipment totaled $26 and $21 at December 31, 2008 and 2007, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 15 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $5 for 2008, $5 for 2007, and $3 for 2006. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank’s building, was $1, $1, and $1, in 2008, 2007, and 2006, respectively.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159), are expensed as incurred. Concessions paid on consolidated obligations not designated under SFAS 159 are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $55 and $55 at December 31, 2008 and 2007, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $54, $29, and $19, in 2008, 2007, and 2006, respectively.

Discounts and Premiums on Consolidated Obligations.  The discounts on consolidated obligation discount notes for which the Bank is the primary obligor are amortized to expense using the level-yield method over the term to maturity. The discounts and premiums on consolidated obligation bonds for which the Bank is the primary obligor are amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligation bonds.

Affordable Housing Program.  As more fully discussed in Note 11, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants and below-market interest rate advances to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. AHP advances are made at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the net present value of the difference in the cash flows attributable to the difference between the interest rate of the AHP advance and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance, and amortized using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the AHP advance.

Resolution Funding Corporation Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the Resolution Funding Corporation (REFCORP) toward the interest on bonds issued by the REFCORP. The REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of the REFCORP to carry out the functions of the REFCORP. See Note 12 for more information.

Finance Agency/Finance Board Expenses.  The FHLBanks funded the costs of operating the Finance Board and have funded a portion of the costs of operating the Finance Agency since its creation on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. The Finance Agency’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance Expenses.  Each FHLBank is assessed a proportionate share of the cost of operating the Office of Finance, which facilitates the issuance and servicing of consolidated obligations. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Cash Flows.  For purposes of the Statements of Cash Flows, the Bank considers cash on hand and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but instead are treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications.  During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities” in its Statements of Condition, Statements of Income, and Statements of Cash Flows based on the definition of a security under SFAS 115. These financial instruments have been reclassified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on the total assets, net interest income, or net income of the Bank. The effect of the reclassifications on the Bank’s prior period financial statements is presented below:

	Before Reclassification	Reclassification	After Reclassification
Statements of Condition at December 31, 2007
Interest-bearing deposits in banks	$14,590	$(14,590)	$—
Held-to-maturity securities	38,585	14,590	53,175

Statements of Income
Year ended December 31, 2007:
Interest income: Interest-bearing deposits in banks	569	(569)	—
Interest income: Held-to-maturity securities	1,591	569	2,160
Year ended December 31, 2006:
Interest income: Interest-bearing deposits in banks	558	(558)	—
Interest income: Held-to-maturity securities	1,500	558	2,058

Statements of Cash Flows
Year ended December 31, 2007:
Investing Activities: Net change in interest-bearing deposits in banks	(5,267)	5,267	—
Investing Activities: Held-to-maturity securities: Net increase in short-term	(1,033)	(5,267)	(6,300)
Year ended December 31, 2006:
Investing Activities: Net change in interest-bearing deposits in banks	(2,424)	2,424	—
Investing Activities: Held-to-maturity securities: Net increase in short-term	(917)	(2,424)	(3,341)

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

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of SFAS 157.  On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, thereby increasing consistency and comparability in fair value measurements and related disclosures.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank adopted SFAS 157 as of January 1, 2008, except for the non-financial assets and non-financial liabilities identified in FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Bank’s results of operations, financial condition, or cash flows at the time of adoption. For more information related to the adoption of SFAS 157, see Note 17 to the Financial Statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate would not be required. Adoption of FSP FAS 157-3 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

FSP FAS 132(R)-1.  On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, to provide guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Bank). In periods after initial adoption, FSP FAS 132(R)-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. As FSP FAS 132(R)-1 affects financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosure.

Adoption of SFAS 159.  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires an entity to separately display the fair

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. In addition, SFAS 159 requires an entity to provide information that would allow users of the entity’s financial statements to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Bank adopted SFAS 159 as of January 1, 2008. Upon adoption, the Bank elected certain financial assets and liabilities to transition to the fair value option in accordance with SFAS 159, as follows:

•	Adjustable rate credit advances with embedded options

•	Callable fixed rate credit advances

•	Putable fixed rate credit advances

•	Putable fixed rate credit advances with embedded options

•	Fixed rate credit advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Floating or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

The effect of transitioning these items was a net $16 increase to the Bank’s retained earnings balance at January 1, 2008.

Transition Impact of Adopting SFAS 159

	At December 31, 2007				Net Gain/ (Loss) on Adoption	Opening Balance at January 1, 2008
	Principal Balance	Valuation Adjustments(1)	Accrued Interest	Carrying Value
Advances	$15,659	$215	$94	$15,968	$17	$15,985
Consolidated obligation bonds	1,233	(2)	15	1,246	(1)	1,247

Cumulative effect of adoption					$16

(1)	Represents valuation adjustments associated with instruments previously accounted for under SFAS 133.

The Bank has made an accounting policy election to use the fair value option in accordance with SFAS 159 for certain categories of financial assets and liabilities. In addition to the items transitioned to the fair value option on January 1, 2008, the Bank has elected that any new transactions in these categories will be accounted for in accordance with SFAS 159. In general, transactions for which the Bank has elected the fair value option in accordance with SFAS 159 are in economic hedge relationships. The Bank has also elected the fair value option in accordance with SFAS 159 for the following additional categories for all new transactions entered into starting on January 1, 2008:

•

Adjustable rate credit advances indexed to the following: Prime Rate, Treasury Bill, Federal funds, Constant Maturity Treasury (CMT), Constant Maturity Swap (CMS), and 12-month Moving Treasury Average of one-year CMT (12MTA)

•	Adjustable rate consolidated obligation bonds indexed to the following: Prime Rate, Treasury Bill, Federal funds, CMT, CMS, and 12MTA

The Bank has elected these items for the fair value option in accordance with SFAS 159 to allow the Bank to fair value the financial asset or liability to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. The risk associated with using fair value only for the derivative is the Bank’s primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133) or for items that have not previously met or may be at risk for not meeting the SFAS 133 hedge effectiveness requirements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Cash Flows – SFAS 159 also amends SFAS No. 95, Statement of Cash Flows (SFAS 95), and SFAS 115, to specify that cash flows from trading securities, which include securities for which an entity has elected the fair value option in accordance with SFAS 159, should be classified in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities had to be classified as cash flows from operating activities.

As a result, the Bank has reclassified certain amounts in prior period Statements of Cash Flows to conform to the 2008 presentation. Beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in the Statements of Cash Flows as operating activities. While the Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as the Bank periodically evaluates its liquidity needs. The reclassifications for the years ended December 31, 2007 and 2006, are summarized below:

	Before Reclassification	Reclassification	After Reclassification
Year ended December 31, 2007:
Operating Activities: Net change in trading securities	$19	$(19)	$—
Investing Activities: Trading securities – Proceeds from maturities	—	19	19

Year ended December 31, 2006:
Operating Activities: Net change in trading securities	51	(51)	—
Investing Activities: Trading securities – Proceeds from maturities	—	$51	51

For more information related to the adoption of SFAS 159, see Note 17 to the Financial Statements.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

SFAS 161.  On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank adopted SFAS 161 on January 1, 2009. As SFAS 161 impacts financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosure.

FSP FAS 133-1 and FIN 45-4.  On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarifies the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. The Bank does not currently enter into credit derivatives but does have guarantees: (i) the Bank’s joint and several liability for FHLBank consolidated obligations, as provided by the FHLBank Act, or the regulations governing the operations of the FHLBanks, and (ii) standby letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for the Bank). In addition, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for the Bank). FSP 133-1 and FIN 45-4 affects only financial statement disclosures, and its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosure.

FSP EITF 99-20-1.  On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), to align the impairment model in EITF 99-20 with the impairment model in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008, for the Bank). The adoption of FSP EITF 99-20-1 at December 31, 2008, did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 – Cash and Due from Banks

Compensating Balances.  The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $7 for 2008 and $7 for 2007.

In addition, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco of approximately $1 for 2008 and $1 for 2007. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of San Francisco.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 4 – Trading Securities

Trading securities as of December 31, 2008 and 2007, were as follows:

	2008	2007
MBS:
Ginnie Mae	$25	$30
Freddie Mac	—	15
Fannie Mae	10	13

Total	$35	$58

The net loss on trading securities was $1 for 2008 and immaterial for 2007 and 2006. These amounts represent the changes in the fair value of the securities during the reported periods. The weighted average interest rates on trading securities were 5.01% for 2008 and 5.80% for 2007.

Note 5 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$11,200	$—	$—	$11,200
Commercial paper	150	—	—	150
Housing finance agency bonds	802	4	—	806

Subtotal	12,152	4	—	12,156

MBS:
Ginnie Mae	19	—	(1)	18
Freddie Mac	4,408	57	(8)	4,457
Fannie Mae	10,083	99	(22)	10,160
Non-agency	24,543	—	(7,064)	17,479

Total MBS	39,053	156	(7,095)	32,114

Total	$51,205	$160	$(7,095)	$44,270

December 31, 2007
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$14,590	$—	$—	$14,590
Commercial paper	3,688	—	—	3,688
Housing finance agency bonds	867	2	—	869

Subtotal	19,145	2	—	19,147

MBS:
Ginnie Mae	23	—	—	23
Freddie Mac	2,474	28	(4)	2,498
Fannie Mae	2,817	15	(5)	2,827
Non-agency	28,716	11	(726)	28,001

Total MBS	34,030	54	(735)	33,349

Total	$53,175	$56	$(735)	$52,496

As of December 31, 2008, all of the interest-bearing deposits in banks had a credit rating of at least A, all of the commercial paper had a credit rating of AA, and all of the housing finance agency bonds had a credit rating of at least AA. In addition, as of December 31, 2008, all of the agency MBS had a credit rating of AAA, and substantially all of the non-agency MBS had a credit rating of AAA (90% based on the carrying value), with the remainder rated at least BB. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2008 and 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Ginnie Mae	$10	$—	$8	$1	$18	$1
Freddie Mac	707	6	44	2	751	8
Fannie Mae	2,230	20	117	2	2,347	22
Non-agency	3,708	1,145	12,847	5,919	16,555	7,064

Total temporarily impaired	$6,655	$1,171	$13,016	$5,924	$19,671	$7,095

December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Housing finance agency bonds	$—	$—	$31	$—	$31	$—
MBS:
Ginnie Mae	14	—	7	—	21	—
Freddie Mac	483	3	56	1	539	4
Fannie Mae	399	1	283	4	682	5
Non-agency	12,499	349	12,986	377	25,485	726

Total temporarily impaired	$13,395	$353	$13,363	$382	$26,758	$735

As indicated in the tables above, as of December 31, 2008, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $7,095, primarily relating to non-agency MBS. The gross unrealized losses associated with the non-agency MBS were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market and significant uncertainty about the future condition of the mortgage market and the economy, causing these assets to be valued at significant discounts to their acquisition cost.

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

For its non-agency MBS, the Bank analyzed all of the securities with adverse risk characteristics as of December 31, 2008. The adverse risk characteristics used in selecting each of these securities for further analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value, adverse rating agency actions on the security, including negative watch and/or downgrade, and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date. For each of the securities, the Bank performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. These loan level cash flows and losses were then allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. The Bank uses these models to estimate the expected cash flows from its securities as part of its process for assessing whether it is probable that the Bank will not collect all of the contractual amounts due.

Based on these analyses and reviews, the Bank determined, in accordance with SFAS 115, that 15 of its non-agency MBS were other-than-temporarily impaired at December 31, 2008, because the Bank determined it was probable that it would not collect all of the contractual

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

amounts due on each of these securities. Prior to the write-down, these 15 securities had a carrying value of $1,514. Because the fair values of non-agency MBS had declined dramatically as a result of the lack of liquidity in the MBS market, the difference between the prior carrying amount of $1,514 and the fair value of the affected securities determined as of December 31, 2008, was $590, far in excess of the estimated credit loss. As of December 31, 2008, the estimated credit loss on these securities was $27 based on projected future cash flows. The OTTI charge of $590 was reflected in “Other (loss)/income” in the fourth quarter of 2008. The Bank has both the ability and intent to hold these securities to maturity and expects to recover the majority of the amount written down, as the difference between the estimated credit loss and the OTTI charge for each security is accreted to interest income, using the level-yield method on a retrospective basis, over the remaining life of each security. At December 31, 2008, the estimated weighted average life of these securities was approximately four years.

Through the third quarter of 2008, the Bank estimated the fair value of non-agency MBS based on valuation models using market-based inputs obtained from broker-dealer data and price indications (the internal price). As a result of increased market illiquidity during the fourth quarter of 2008, and the resulting challenges in obtaining market-based inputs, the Bank incorporated additional information about the estimated fair value of the non-agency MBS from several pricing services. In determining the estimated fair value of non-agency MBS at December 31, 2008, the Bank used a weighting of the internal price and the price from one of the pricing services (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank continued to use the internal price for agency MBS.

In evaluating the resulting estimated fair value of non-agency MBS at December 31, 2008, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing both agency and non-agency MBS.

The Bank recorded an OTTI charge of $590 on its non-agency MBS at December 31, 2008, using the weighted price method described above. The OTTI charge would have been $696 at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

The total gross unrealized losses on the MBS portfolio were $7,095 as of December 31, 2008, after the Bank recorded the OTTI charge using the weighted price method. The total gross unrealized losses would have been $8,205 at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected.

Other-Than-Temporarily Impaired Non-Agency MBS

December 31, 2008
	Number of Securities	Unpaid Principal Balance	Carrying Value Prior to Impairment	Estimated Credit Loss	Other-Than- Temporary Impairment Charge	Carrying Value After Impairment
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	1	$146	$146	$1	$59	$87
Alt-A, option ARM	1	178	178	1	77	101
Alt-A, other	13	1,182	1,190	25	454	736

Total other-than-temporarily impaired non-agency MBS	15	$1,506	$1,514	$27	$590	$924

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the other-than-temporarily impaired non-agency MBS as of December 31, 2008, by major security type and the length of time that the individual securities were in a continuous loss position prior to the write-down:

Other-Than-Temporarily Impaired Non-Agency MBS: Gross Unrealized Loss Position

	Gross Unrealized Loss Position
	Less than 12 months	12 months or greater	Total
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$59	$—	$59
Alt-A	—	531	531

Total other-than-temporarily impaired non-agency MBS	$59	$531	$590

For the Bank’s non-agency MBS that were not other-than-temporarily impaired as of December 31, 2008, the Bank has both the ability and intent to hold the securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Substantially all of the non-agency MBS that were not other-than-temporarily impaired had a credit rating of AAA (88% based on the carrying value), and all but one were rated at least BBB, at December 31, 2008. The remaining security, with an unpaid principal balance of $24 and a carrying value of $24, was rated BB at December 31, 2008. This security was included in the population of securities with adverse characteristics that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that the security did not require an OTTI charge. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. As a result, the Bank has determined that, as of December 31, 2008, the unrealized losses on these remaining non-agency MBS are temporary.

If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the fair value of MBS may decline further and the Bank may experience other-than-temporary impairment of additional MBS investments in future periods, as well as further impairments of securities that were identified as other-than-temporarily impaired as of December 31, 2008. Additional OTTI charges could adversely affect the Bank’s earnings and retained earnings. The Bank cannot predict whether it will be required to record additional OTTI charges on its MBS investments in the future.

At December 31, 2008, MBS representing 41% of the carrying value of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

From January 1, 2009, through March 20, 2009, the rating agencies downgraded certain non-agency MBS held by the Bank with a carrying value of approximately $11 billion and a fair value of approximately $7 billion, and placed approximately $3 billion of the Bank’s non-agency MBS on negative watch without downgrading them. Following these rating agency actions, the Bank performed OTTI reviews on all of the securities that were downgraded to below investment grade status, except for nine securities that had previously been identified as other-than-temporarily impaired at December 31, 2008. For all of the newly reviewed securities, the Bank concluded that it still has both the ability and intent to hold the securities to maturity and expects to collect all amounts due according to the contractual terms of the securities. Therefore, the Bank has determined that, as of December 31, 2008, all of the gross unrealized losses on these securities are temporary.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The carrying value and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of December 31, 2008 and 2007, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay these obligations without prepayment fees.

December 31, 2008
Year of Contractual Maturity	Carrying Value	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$11,350	$11,350	0.53%
Due after one year through five years	17	17	3.34
Due after five years through ten years	28	28	3.31
Due after ten years	757	761	3.40

Subtotal	12,152	12,156	0.72

MBS:
Ginnie Mae	19	18	2.07
Freddie Mac	4,408	4,457	4.95
Fannie Mae	10,083	10,160	4.38
Non-agency	24,543	17,479	4.11

Total MBS	39,053	32,114	4.27

Total	$51,205	$44,270	3.44%

December 31, 2007
Year of Contractual Maturity	Carrying Value	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$18,278	$18,278	4.86%
Due one year through five years	20	20	5.06
Due after five years through ten years	31	31	5.03
Due after ten years	816	818	5.15

Subtotal	19,145	19,147	4.88

MBS:
Ginnie Mae	23	23	5.53
Freddie Mac	2,474	2,498	5.84
Fannie Mae	2,817	2,827	5.66
Non-agency	28,716	28,001	5.31

Total MBS	34,030	33,349	5.38

Total	$53,175	$52,496	5.20%

The carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $597 at December 31, 2008, and net premiums of $14 at December 31, 2007. The large increase in net discounts was primarily due to the OTTI charge of $590 realized on 15 non-agency MBS noted above.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at December 31, 2008 and 2007, are detailed in the following table:

	2008	2007
Carrying value of held-to-maturity securities other than MBS:
Fixed rate	$11,350	$18,278
Adjustable rate	802	867

Subtotal	12,152	19,145

Carrying value of held-to-maturity MBS:
Passthrough securities:
Fixed rate	4,120	4,374
Adjustable rate	100	91
Collateralized mortgage obligations:
Fixed rate	24,604	21,599
Adjustable rate	10,229	7,966

Subtotal	39,053	34,030

Total	$51,205	$53,175

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 6 – Advances

Redemption Terms.  The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.05% to 8.57% at December 31, 2008, and 1.88% to 8.57% at December 31, 2007, as summarized below.

	2008		2007(1)
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$139,842	2.42%	$138,214	4.78%
After 1 year through 2 years	41,671	3.24	59,898	4.85
After 2 years through 3 years	25,853	2.70	18,510	4.86
After 3 years through 4 years	6,158	3.78	19,995	4.89
After 4 years through 5 years	11,599	2.70	3,516	4.78
After 5 years	7,804	2.80	10,281	4.88

Total par amount	232,927	2.66%	250,414	4.82%

SFAS 133 valuation adjustments	1,353		604
SFAS 159 valuation adjustments	1,299		—
Net unamortized premiums	85		16

Total	$235,664		$251,034

(1)	For 2007, the par amounts and weighted average interest rates reported for each maturity have been revised. The total par amount, total weighted average interest rate, SFAS 133 and SFAS 159 valuation adjustments, net unamortized premiums, and total amount outstanding, as reported in the 2007 Form 10-K, are unchanged.

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee designed to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $32,369 at December 31, 2008, and $9,701 at December 31, 2007. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $315 at December 31, 2008, and $1,813 at December 31, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at December 31, 2008 and 2007, by the earlier of the year of contractual maturity or next call date for callable advances:

Earlier of Contractual Maturity or Next Call Date	2008	2007(1)
Within 1 year	$140,147	$139,490
After 1 year through 2 years	41,678	59,656
After 2 years through 3 years	25,851	18,346
After 3 years through 4 years	5,858	19,714
After 4 years through 5 years	11,589	3,014
After 5 years	7,804	10,194

Total par amount	$232,927	$250,414

(1)	For 2007, the par amounts reported for each maturity or next call date have been revised. The total par amount for 2007, as reported in the 2007 Form 10-K, is unchanged.

The Bank’s advances at December 31, 2008 and 2007, included $4,597 and $4,809, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates.

The following table summarizes advances to members at December 31, 2008 and 2007, by the earlier of the year of contractual maturity or next put date for putable advances:

Earlier of Contractual Maturity or Next Put Date	2008	2007(1)
Within 1 year	$143,424	$140,819
After 1 year through 2 years	41,200	60,584
After 2 years through 3 years	25,755	18,188
After 3 years through 4 years	5,099	19,746
After 4 years through 5 years	11,189	2,346
After 5 years	6,260	8,731

Total par amount	$232,927	$250,414

(1)	For 2007, the par amounts reported for each maturity or next put date have been revised. The total par amount for 2007, as reported in the 2007 Form 10-K, is unchanged.

Security Terms.  The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such loans, as collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as a permitted purpose and as eligible collateral from community financial institutions. The Housing Act defines community financial institutions for 2008 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1,011.

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the Bank’s credit and collateral terms. At December 31, 2008 and 2007, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member’s affiliate on behalf of the member, with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its affiliate to retain physical possession of loan collateral assigned to the Bank, provided that the member and its affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its affiliate to deliver physical possession of loan collateral to the Bank or its safekeeping agent. All securities collateral is required to be delivered to the Bank’s safekeeping agent. All loan collateral pledged by the member is also subject to a UCC-1 financing statement.

Section 10(e) of the FHLBank Act affords any security interest granted to the Bank by a member or any affiliate of the member priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following table presents the concentration in advances to these three institutions as of December 31, 2008 and 2007. The table also presents the interest income from advances before the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2008, 2007, and 2006.

Concentration of Advances and Interest Income from Advances

			2008		2007
Name of Borrower			Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.(2)			$80,026	34%	$95,879	38%
JPMorgan Chase Bank, National Association(3)			57,528	25	—	—
Washington Mutual Bank(3)			—	—	54,050	22
Wachovia Mortgage, FSB(4)			24,015	10	24,110	10

Subtotal			161,569	69	174,039	70
Others			71,358	31	76,375	30

Total par amount			$232,927	100%	$250,414	100%

	2008		2007		2006
Name of Borrower	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances	Interest Income from Advances(5)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$2,733	32%	$4,625	44%	$864	10%
Citibank (West), FSB(2)	—	—	—	—	1,408	17
JPMorgan Chase Bank, National Association(3)	1,898	22	—	—	—	—
Washington Mutual Bank(3)	—	—	1,537	15	2,333	28
Wachovia Mortgage, FSB(4)	948	11	1,097	10	1,276	15

Subtotal	5,579	65	7,259	69	5,881	70
Others	3,014	35	3,227	31	2,565	30

Total	$8,593	100%	$10,486	100%	$8,446	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On October 1, 2006, Citibank (West), FSB, was reorganized into its affiliate Citibank, N.A., and Citibank, N.A., assumed the outstanding advances of Citibank (West), FSB.
(3)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(4)	On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB. On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.
(5)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of its three largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, two of the Bank’s largest advances borrowers (Citibank, N.A., and Washington Mutual Bank) each owned more than 10% of the Bank’s outstanding capital stock.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. Bank capital stock acquired by JPMorgan Chase Bank, National Association, has been classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. On October 24, 2008, JPMorgan Bank and Trust Company, National Association (JPMorgan B&T), an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. The Bank intends to allow the transfer of excess stock from JPMorgan Chase Bank, National Association, to JPMorgan B&T to enable JPMorgan B&T to satisfy its minimum stock requirement, and the capital stock transferred will no longer be classified as mandatorily redeemable (a liability).

Seven other smaller member institutions were also placed into receivership or liquidated during 2008. Two of these institutions had no advances outstanding at the time they were placed into receivership or liquidated. The advances outstanding to three of the institutions were repaid prior to December 31, 2008, and no losses were incurred by the Bank. The advances of the remaining two institutions were assumed by a nonmember institution prior to yearend 2008.

From January 1, 2009, to March 20, 2009, four member institutions were placed into receivership or liquidated. The advances outstanding to two of the institutions were repaid prior to March 20, 2009, and no losses were incurred by the Bank. The advances of the third institution were assumed by a member institution, and the advances of the fourth institution were assumed by a nonmember institution.

Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to the member and nonmember institutions mentioned above was deemed necessary by management.

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management.

Interest Rate Payment Terms.  Interest rate payment terms for advances at December 31, 2008 and 2007, are detailed below:

	2008	2007
Par amount of advances:
Fixed rate	$115,681	$106,200
Adjustable rate	117,246	144,214

Total par amount	$232,927	$250,414

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Prepayment Fees, Net.  The Bank charged members prepayment fees or paid members prepayment credits when the principal on certain advances was paid prior to original maturity. Some of these advances were associated with interest rate exchange agreements. Upon termination of these advances, the gains or losses on the associated interest rate exchange agreements were recognized in accordance with SFAS 133. These transactions are summarized in the following table for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Prepayment fees received	$16	$4	$1
Swap termination fee	(20)	(3)	—

Net(1)	$(4)	$1	$1

Advance principal prepaid	$12,232	$1,733	$341

(1)    Includes prepayment credits on advances with partial prepayment symmetry, offset by net gains on the associated interest rate exchange agreements. For the year ended December 31, 2008, prepayment credits paid to members on advances with partial prepayment symmetry totaled $3.6, offset by $5.3 of net losses on the interest rate exchange agreements hedging the prepaid advances, for net fees received of $1.7. For the year ended December 31, 2007, prepayment credits paid to members on advances with partial prepayment symmetry totaled $1.2, offset by $0.7 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net credits paid of $0.5. For the year ended December 31, 2006, prepayment credits paid to members on advances with partial prepayment symmetry totaled $0.2, offset by $0.2 of net gains on the interest rate exchange agreements hedging the prepaid advances, for net fees received of an insignificant amount.

Note 7 – Mortgage Loans Held for Portfolio

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

The following table presents information as of December 31, 2008 and 2007, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes:

	2008	2007
Fixed rate medium-term mortgage loans	$1,172	$1,385
Fixed rate long-term mortgage loans	2,551	2,765

Subtotal	3,723	4,150
Net unamortized discounts	(10)	(17)

Mortgage loans held for portfolio	3,713	4,133
Less: Allowance for credit losses	(1)	(1)

Total mortgage loans held for portfolio	$3,712	$4,132

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $4 in 2008, $4 in 2007, and $4 in 2006.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration Risk.  The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2008 and 2007.

Concentration of Mortgage Loans

December 31, 2008
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, F.S.B.(2)	509	14	5,532	19

Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9

Total	$3,723	100%	29,568	100%

December 31, 2007
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
Washington Mutual Bank(1)	$3,168	76%	22,785	72%
IndyMac Bank, F.S.B.(2)	600	14	6,048	19

Subtotal	3,768	90	28,833	91
Others	382	10	2,813	9

Total	$4,150	100%	31,646	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its obligations to provide credit enhancement to the Bank, primarily in the form of supplemental mortgage insurance, and to service the mortgage loans as required.

(2)    On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the obligations of IndyMac Federal Bank, FSB, with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B., and agreed to fulfill its obligations to provide credit enhancement to the Bank and to service the mortgage loans as required.

Credit Risk.  The allowance for credit losses on the mortgage loan portfolio was as follows:

	2008	2007	2006
Balance, beginning of the period	$0.9	$0.7	$0.7
Chargeoffs	—	—	—
Recoveries	—	—	—
Provision for credit losses	0.1	0.2	—

Balance, end of the period	$1.0	$0.9	$0.7

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. A loan

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) and records a provision for credit losses on the Original MPF loans. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, and available performance-based credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or their successors or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member or its successor under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $1.0 as of December 31, 2008, and $0.9 as of December 31, 2007.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection to determine whether the Bank’s potential credit loss exposure is in excess of the performance-based credit enhancement fee and supplemental mortgage insurance. If the analysis indicates the Bank has exposure, the Bank records an allowance for credit losses on MPF Plus loans. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectibility of credit enhancements from members or their successors or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member or its successor under the terms of each Master Commitment. As of December 31, 2008 and 2007, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43, of which 84 loans totaling $9 were classified as nonaccrual or impaired. For 51 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2007, the Bank had 202 loans that were 30 days or more delinquent totaling $28, of which 47 loans totaling $5 were classified as nonaccrual or impaired. For 34 of these loans, totaling $4, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank’s average recorded investment in impaired loans totaled $7 in 2008, $4 in 2007, and $4 in 2006. The Bank did not recognize any interest income for impaired loans in 2008, 2007, and 2006.

At December 31, 2008, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of seven mortgage loans held by the Bank. At December 31, 2007, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of seven mortgage loans held by the Bank.

Note 8 – Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as “Non-interest-bearing – Other” on the Statements of Condition.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2008 and 2007, are detailed in the following table:

	2008		2007
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$103	0.27%	$16	4.47%
Adjustable rate	499	0.01	225	0.22

Total interest-bearing deposits	602	0.06	241	0.49
Non-interest-bearing deposits	2	—	3	—

Total	$604	0.06%	$244	0.49%

The aggregate amount of time deposits with a denomination of $0.1 or more was $103 at December 31, 2008, and $15 at December 31, 2007. These time deposits had the following maturity characteristics:

	2008	2007
Within 3 months	$103	$10
After 3 months but within 6 months	—	5

Total	$103	$15

Note 9 – Borrowings

Other FHLBanks.  At December 31, 2008, the Bank had no borrowings due to other FHLBanks. At December 31, 2007, the Bank had uncollateralized overnight Federal funds purchased due to other FHLBanks totaling $955, at interest rates ranging from 0.50% to 1.00%.

Other.  At December 31, 2008, the Bank had no borrowings due to commercial banks. At December 31, 2007, Bank had uncollateralized overnight Federal funds purchased due to a commercial bank totaling $100, bearing interest at a rate of 2.00%.

Note 10 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the joint and several liability regulation, see Note 18. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. Usually the maturity of consolidated obligation bonds ranges from 1 to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par when they mature. On September 9, 2008, each of the FHLBanks, including the Bank, entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSE Credit Facility). The GSE Credit Facility is designed to serve as a contingent source of liquidity for each of the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. For more information, see Note 18 to the Financial Statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $1,251,542 at December 31, 2008, and $1,189,706 at December 31, 2007. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

General Terms.   Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including the London Interbank Offered Rate (LIBOR), Federal funds, U.S. Treasury Bill, Constant Maturity Treasury (CMT), Prime Rate, and others. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above).

Consolidated obligations, in addition to having fixed rate or simple adjustable rate coupon payment terms, may also include:

•	Callable bonds, which the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings; and

•

Index amortizing notes, which repay principal according to predetermined amortization schedules that are linked to the level of a certain index. As of December 31, 2008 and 2007, the Bank’s index amortizing notes had fixed rate coupon payment terms.

With respect to interest payments, consolidated obligation bonds may also include:

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates;

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates;

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings;

•

Zero-coupon callable bonds, which are discounted instruments that earn a fixed yield to maturity or to the optional principal redemption date, and for which all principal and interest are paid at maturity or at the optional principal redemption date, if exercised prior to maturity;

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms.   The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2008 and 2007:

	2008		2007
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$116,069	2.29%	$86,008	4.54%
After 1 year through 2 years	37,803	2.88	69,660	4.78
After 2 years through 3 years	21,270	4.37	19,597	4.57
After 3 years through 4 years	3,862	4.67	18,573	5.06
After 4 years through 5 years	14,195	4.24	8,012	5.24
After 5 years	15,840	5.14	22,027	5.26
Index amortizing notes	8	4.61	8	4.61

Total par amount	209,047	3.00%	223,885	4.76%

Net unamortized premiums/(discounts)	154		(85)
SFAS 133 valuation adjustments	3,863		1,528
SFAS 159 valuation adjustments	50		—

Total	$213,114		$225,328

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $24,429 at December 31, 2008, and $56,133 at December 31, 2007. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $8,484 at December 31, 2008, and $38,382 at December 31, 2007. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	2008	2007
Par amount of consolidated obligation bonds:
Non-callable	$184,618	$167,752
Callable	24,429	56,133

Total par amount	$209,047	$223,885

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2008 and 2007, by the earlier of the year of contractual maturity or next call date:

Earlier of Contractual Maturity or Next Call Date	2008	2007
Within 1 year	$131,783	$125,509
After 1 year through 2 years	43,003	64,272
After 2 years through 3 years	19,795	13,738
After 3 years through 4 years	819	11,638
After 4 years through 5 years	8,755	481
After 5 years	4,884	8,239
Index amortizing notes	8	8

Total par amount	$209,047	$223,885

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2008		2007
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$92,155	1.49%	$79,064	4.39%
Unamortized discounts	(336)		(696)

Total	$91,819		$78,368

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at December 31, 2008 and 2007, are detailed in the following table:

	2008	2007
Par amount of consolidated obligations:
Bonds:
Fixed rate	$112,952	$173,859
Adjustable rate	95,570	46,485
Step-up	196	2,515
Step-down	18	50
Fixed rate that converts to adjustable rate	—	37
Adjustable rate that converts to fixed rate	100	120
Range bonds	203	731
Zero-coupon	—	70
Inverse floating	—	10
Index amortizing notes	8	8

Total bonds, par	209,047	223,885
Discount notes, par	92,155	79,064

Total consolidated obligations, par	$301,202	$302,949

In the second half of 2008, the Bank experienced significant deterioration in its ability to issue long-term debt, coupled with a significant increase in the cost of such debt compared to relevant market benchmarks. As a result, the Bank relied more heavily on short-term debt to finance its operations. Beginning in October 2008, consistent demand for the Bank’s consolidated obligations decreased even further, particularly for long-term and callable debt. Continued limited access to long-term funding will lead the Bank to place greater reliance on short-term funding. As this reliance increases, any disruptions in the Bank’s ability to access short-term funding will create greater liquidity risks for the Bank and its members, which could affect the Bank’s ability to offer advances.

Note 11 – Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year’s regulatory income. Regulatory income is defined as U.S. GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 12. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end. The REFCORP then aggregates each FHLBank’s 10% calculation. If the Bank experienced a regulatory loss during a quarter but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual regulatory income. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2008, 2007, or 2006. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2008, 2007, or 2006.

The Bank set aside $53, $73, and $61 during 2008, 2007, and 2006, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2008	2007	2006
Balance, beginning of period	$175	$147	$126
AHP assessments	53	73	61
AHP grant payments	(48)	(45)	(40)

Balance, end of period	$180	$175	$147

All subsidies were distributed in the form of direct grants in 2008, 2007, and 2006. The Bank had $5 and $6 in outstanding AHP advances at December 31, 2008 and 2007, respectively.

Note 12 – Resolution Funding Corporation Assessments

Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the REFCORP. The REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the RTC, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank is required to pay 20% of income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 11. The REFCORP has been designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before the REFCORP and AHP assessments to the REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to record an expense for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 annual annuity (or a scheduled payment of $75 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment for all 12 FHLBanks falls short of $75.

The FHLBanks’ aggregate payments through 2008 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013. The FHLBanks’ aggregate payments through 2008 have satisfied $43 of the $75 scheduled payment due on April 15, 2013, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 annual payments after December 31, 2008.

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

The Bank’s total REFCORP assessments equaled $115 in 2008, $163 in 2007, and $136 in 2006. The total assessments for these periods reflect the Bank’s effective “tax” rate on pre-assessment income of 27%. Since the Bank experienced a net loss in the fourth quarter of 2008, the Bank recorded a $51 receivable from REFCORP in the Statements of Condition for the amount of the excess payments made during the nine months ended September 30, 2008. This receivable will be applied as a credit toward future REFCORP assessments (to the extent the Bank has net income in the future) over an indefinite period of time. Over time, as the Bank uses the credit against its future REFCORP assessments, the receivable will be reduced until the receivable has been exhausted. If any amount of the receivable still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank will be able to collect on its remaining receivable.

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

The Bank is subject to risk-based capital requirements, which must be met with permanent capital. Permanent capital is defined as Class B stock and retained earnings, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of December 31, 2008 and 2007, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory requirements. For further discussion, see “Mandatorily Redeemable Capital Stock” below.

Under the Housing Act, the director of the Finance Agency is responsible for setting risk-based capital standards for the FHLBanks. On September 9, 2008, each of the FHLBanks, including the Bank, entered into a lending agreement with the U.S. Treasury. Pursuant to that lending agreement between the Bank and the U.S. Treasury, the Bank must notify the U.S. Treasury promptly if the Bank fails or is about to fail to meet applicable regulatory capital requirements. For more information, see Note 18 to the Financial Statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2008 and 2007:

Regulatory Capital Requirements

	2008		2007
	Required	Actual	Required	Actual
Risk-based capital	$8,635	$13,539	$1,578	$13,859
Total regulatory capital	$12,850	$13,539	$12,898	$13,859
Total capital-to-assets ratio	4.00%	4.21%	4.00%	4.30%
Leverage capital	$16,062	$20,308	$16,122	$20,789
Leverage ratio	5.00%	6.32%	5.00%	6.45%

In general, the Bank’s capital plan requires each member to own stock in an amount equal to the greater of its membership stock requirement or its activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank’s Board of Directors and the Finance Agency.

A member’s membership stock requirement is 1.0% of its membership asset value. The membership stock requirement for a member is capped at $25. The Bank may adjust the membership stock requirement for all members within a range of 0.5% to 1.5% of a member’s membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member’s membership asset value is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors. Membership assets are those assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member’s indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

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

The Gramm-Leach-Bliley Act (GLB Act) established voluntary membership for all members. Any member may withdraw from membership and, subject to certain statutory and regulatory restrictions, have its capital stock redeemed after giving the required notice. Members that withdraw from membership may not reapply for membership for five years, in accordance with Finance Agency rules.

Mandatorily Redeemable Capital Stock.  The Bank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant. In accordance with SFAS 150, the Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity, resulting in the member’s shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

The Bank has a cooperative ownership structure under which current member financial institutions own most of the Bank’s capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Bank’s capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements. Member shares cannot be purchased or sold except between the Bank and its members at their par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank had mandatorily redeemable capital stock totaling $3,747 at December 31, 2008, and $229 at December 31, 2007. These amounts included accrued interest expense (accrued stock dividends) of $0 at December 31, 2008, and $3 at December 31, 2007, and have been classified as a liability in the Statements of Condition. The increase in mandatorily redeemable capital stock is primarily due to the Bank’s obligation to redeem, after the five-year statutory redemption period, the Bank capital stock previously held by nine members, including IndyMac Bank, F.S.B., and Washington Mutual Bank, all of which were placed into receivership during 2008. The appointment of a receiver and subsequent transfer of Bank capital stock to a nonmember entity made termination of membership certain to occur. In accordance with SFAS 150, the Bank reclassified the capital stock of these institutions to mandatorily redeemable capital stock (a liability) at fair value, which was equal to the stock’s par value of one hundred dollars per share.

The Bank will not redeem or repurchase stock that is required to meet the minimum member retention requirement until five years after the member’s membership is terminated or after the Bank receives notice of the member’s withdrawal. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding, and then only if certain statutory and regulatory conditions are met. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2008 and 2007.

Contractual Year of Redemption	2008	2007
Within 1 year	$17	$—
After 1 year through 2 years	3	17
After 2 years through 3 years	63	3
After 3 years through 4 years	91	64
After 4 years through 5 years	3,573	145

Total	$3,747	$229

The Bank’s activity for mandatorily redeemable capital stock for the years ended December 31, 2008, 2007, and 2006, was as follows.

	2008		2007		2006
	Number of institutions	Amount	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the period	16	$229	12	$106	8	$47
Reclassified from capital during the period:
Merger with or acquisition by nonmember institution	3	3	6	161	4	125
Withdrawal from membership	3	4	—	—	1	28
Termination of membership	9	3,894	—	—	—	—
Reclassified to capital during the period	(1)	—	(2)	(13)	—	—
Repurchase of mandatorily redeemable capital stock		(397)	—	(32)	(1)	(98)
Dividends accrued on mandatorily redeemable capital stock	—	14	—	7	—	4

Balance at the end of the period	30	$3,747	16	$229	12	$106

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The Bank’s stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank’s obligation or ability to redeem outstanding stock, which include the following:

•

In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All holdings of the Bank’s stock immediately become nonredeemable if the Bank fails to meet its minimum capital requirements.

•

The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Agency determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital.

•

In addition to being able to prohibit stock redemptions, the Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements. The Bank is also required to maintain at least a stand-alone AA credit rating from a nationally recognized statistical rating organization.

•

If, during the period between receipt of a stock redemption notice from a member and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after payment in full to the Bank’s creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank’s shareholders, subject to any terms and conditions imposed by the Finance Agency.

•	The Bank may not redeem any capital stock if the principal or interest due on any consolidated obligations issued by the Office of Finance has not been paid in full.

•

The Bank may not redeem any capital stock if the Bank fails to provide the Finance Agency with the quarterly certification required by section 966.9(b)(1) of the Finance Agency rules prior to declaring or paying dividends for a quarter.

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

Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory requirements.

Based on Finance Agency interpretation, SFAS 150 accounting treatment for certain shares of the Bank’s capital stock does not affect the definition of total capital for purposes of: determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure to other GSEs (limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

Retained Earnings and Dividend Policy.  By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the application of SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159.

In general, the Bank’s derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As the SFAS 133- and SFAS 159-related cumulative net gains are reversed by SFAS 133- and SFAS 159-related periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of SFAS 133 and SFAS 159, provided that at the end of the period the cumulative net effect of SFAS 133 and SFAS 159 since inception remains a net gain. The purpose of the SFAS 133 and SFAS 159 category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of SFAS 133 and SFAS 159 cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net SFAS 133 and SFAS 159 gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of SFAS 133 and SFAS 159 for that period. Also, if the net effect of SFAS 133 and SFAS 159 since inception results in a cumulative net loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of SFAS 133 and SFAS 159 may cause the Bank to reduce or temporarily suspend paying dividends.

Retained earnings restricted in accordance with these provisions totaled $52 at December 31, 2008, and $47 at December 31, 2007. The increase of $5 is due to SFAS 133- and SFAS 159-related net gains recorded during the first and fourth quarters of 2008, offset mainly by SFAS 133- and SFAS 159-related net losses recorded during the third quarter of 2008.

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

On September 26, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to modify the target for the buildup of retained earnings, formerly $296, and to accelerate the buildup of targeted retained earnings. Under this provision of the Bank’s Retained Earnings and Dividend Policy, the target is no longer established as a fixed amount in the policy, but is subject to periodic adjustment, up or down, based on the Bank’s then-current retained earnings analysis. Based on the Bank’s most recent analysis, the current target for the buildup of retained earnings is $747. To accelerate the buildup of retained earnings, the policy was also amended to provide for the Bank to retain 20% of earnings and to make available for dividends an amount equal to the remaining 80% of earnings, excluding the effects of SFAS 133 and SFAS 159.

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

The Bank amended its Retained Earnings and Dividend Policy again on November 3, 2008, to further accelerate the buildup of retained earnings. Under the amended policy, beginning with the third quarter of 2008, each quarter the Bank will retain in restricted retained earnings 30% of earnings available for dividends until the amount of restricted retained earnings reaches the targeted amount. Prior to the amendments noted above, the Bank retained 10% of its earnings excluding the effects of SFAS 133 and SFAS 159 in restricted retained earnings. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $124 at December 31, 2008, and $180 at December 31, 2007. In accordance with this provision, the amount had increased by $99 through the third quarter of 2008, and then decreased by $155 in the fourth quarter of 2008 as a result of the negative impact to unrestricted retained earnings at December 31, 2008, resulting primarily from the OTTI charge taken by the Bank in the fourth quarter of 2008.

Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice.

On January 8, 2009, the Bank notified members that it was likely to incur an OTTI charge in connection with some of its MBS holdings as of December 31, 2008, and that, as a result, the Bank would not pay a dividend for the fourth quarter of 2008 and would not repurchase excess capital stock on January 31, 2009. Given the possibility of future OTTI charges and current market uncertainty, the Bank determined that it was essential to continue building retained earnings and to preserve its capital. The Bank will continue to monitor the condition of the Bank’s MBS portfolio, the Bank’s overall financial performance and retained earnings, and developments in the financial and housing markets as the basis for determining the status of dividends and capital stock repurchases in future quarters.

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

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. Although historically the Bank has repurchased excess stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase excess stock prior to the expiration of the redemption period remains at the Bank’s discretion. Stock required to meet a withdrawing member’s membership stock requirement may only be redeemed at the end of the five-year redemption period subject to statutory and regulatory limits and other conditions.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Prior to January 2009, the Bank generally repurchased capital stock approximately one month after the end of each quarter. The repurchase date was subject to change at the discretion of the Bank. Effective October 1, 2008, the Bank changed the calculation date for excess capital stock repurchase requests. Starting in the fourth quarter of 2008, if a member submits a request for the repurchase of all excess capital stock, the amount of excess stock subject to repurchase, if any, will be calculated on the last business day of the quarter, rather than on the repurchase date (generally the last business day of the following month). On the scheduled repurchase date, if the Bank has determined that it will repurchase excess stock, the Bank will recalculate the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the stock repurchase. The Bank chose not to repurchase any excess stock on January 31, 2009, the first regularly scheduled repurchase date after the fourth quarter of 2008.

The Bank repurchased surplus capital totaling $792 in 2008 and $1,913 in 2007. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $1,739 in 2008 and $1,094 in 2007.

Excess capital stock totaled $1,709 as of December 31, 2008, which included surplus capital stock of $618. As discussed above, the Bank did not repurchase any excess capital stock on January 31, 2009.

Limitation on Issuance of Excess Stock.   Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. Effective January 29, 2007, an FHLBank may not pay dividends in the form of capital stock or issue new stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At December 31, 2008, the Bank’s excess capital stock totaled $1,709, or 0.5% of total assets.

Concentration.   The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s capital stock, including mandatorily redeemable capital stock, as of December 31, 2008 or 2007.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	2008		2007
Name of Member	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$4,899	36%
JPMorgan Chase Bank, National Association(1)	2,995	22	—	—
Washington Mutual Bank(1)	—	—	2,722	20
Wachovia Mortgage, FSB(2)	1,572	12	1,153	8

Subtotal	8,444	63	8,774	64
Others	4,919	37	4,858	36

Total	$13,363	100%	$13,632	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.

(2)    On October 1, 2006, Wachovia Corporation completed its merger with Golden West Financial Corporation, the holding company of World Savings Bank, FSB. Effective December 31, 2007, World Savings Bank, FSB, changed its legal name to Wachovia Mortgage, FSB. On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.

Note 14 – Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans

Cash Balance Plan.   The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan covers all employees who have completed at least six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee’s annual pay, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a trust established by the Bank.

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

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2008 and 2007.

	2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of year	$15	$7	$2	$14	$6	$2
Service cost	2	1	—	2	1	—
Interest cost	2	1	—	1	—	—
Actuarial gain	—	—	—	(1)	—	—
Benefits paid	(1)	—	—	(1)	—	—

Benefit obligation, end of year	$18	$9	$2	$15	$7	$2

Change in plan assets
Fair value of plan assets, beginning of year	$15	$—	$—	$11	$—	$—
Actual return on plan assets	(4)	—	—	2	—	—
Employer contributions	2	—	—	3	—	—
Benefits paid	(1)	—	—	(1)	—	—

Fair value of plan assets, end of year	$12	$—	$—	$15	$—	$—

Funded status at the end of the year	$(6)	$(9)	$(2)	$—	$(7)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2008 and 2007, consist of:

	2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(6)	(9)	(2)	—	(7)	(2)

Net amount recognized	$(6)	$(9)	$(2)	$—	$(7)	$(2)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007, consist of:

	2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net loss/(gain)	$6	$—	$(1)	$1	$—	$(1)
Transition obligation	—	—	1	—	—	1

Accumulated other comprehensive income	$6	$—	$—	$1	$—	$—

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2008 and 2007.

	2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Projected benefit obligation	$18	$9	$2	$15	$7	$2
Accumulated benefit obligation	16	8	2	13	7	2
Fair value of plan assets	12	—	—	15	—	—

Components of the net periodic benefit costs/(income) and other amounts recognized in other comprehensive income for the years ended December 31, 2008, 2007, and 2006, were as follows:

	2008			2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$2	$1	$—	$1	$1	$—
Interest cost	1	—	—	1	—	—	1	—	—
Expected return on assets	(1)	—	—	(1)	—	—	(1)	—	—

Net periodic benefit cost	2	1	—	2	1	—	1	1	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	5	—	—	(2)	—	—	—	—	—
Charge to other comprehensive income upon adoption of SFAS 158	—	—	—	—	—	—	3	—	—

Total recognized in other comprehensive income	5	—	—	(2)	—	—	3	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$7	$1	$—	$—	$1	$—	$4	$1	$—

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 are not material.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Weighted-average assumptions used to determine the benefit obligations at December 31, 2008 and 2007, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	6.50%	6.50%	6.20%	6.25%	6.25%	6.25%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2008, 2007, and 2006, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2008			2007			2006
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	6.25%	6.25%	6.25%	5.75%	5.75%	5.75%	5.50%	5.50%	5.50%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

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

The Cash Balance Plan’s weighted average asset allocation at December 31, 2008 and 2007, by asset category was as follows:

Asset Category	2008	2007
Cash and cash equivalents	5%	6%
Equities mutual funds	55	62
Fixed income mutual funds	38	32
Real estate mutual funds	1	—
Other mutual funds	1	—

Total	100%	100%

The Bank contributed $2 in 2008 and expects to contribute $3 to the Cash Balance Plan in 2009. An immaterial amount of contributions was made to the non-qualified benefit plans and postretirement health plan in 2008. The Bank expects to contribute $1 to the non-qualified defined benefit plans and postretirement health plan in 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2009	$1	$1	$—
2010	1	—	—
2011	1	—	—
2012	2	4	—
2013	2	—	—
2014 – 2018	12	8	1

Defined Contribution Plans

Retirement Savings Plan.   The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant’s compensation and a Bank matching contribution of up to 6% of each participant’s compensation. The Bank contributed approximately $1, $1, and $1 in 2008, 2007, and 2006, respectively.

Deferred Compensation Plan.   The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) officer or director deferral of current compensation, (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for officers that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s obligation for this plan at December 31, 2008, 2007, and 2006, was $26, $34, and $30, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including executive officers. Other liabilities include $9 and $8 for incentive compensation at December 31, 2008 and 2007, respectively.

Note 15 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” The change to exclude interest expense on mandatorily redeemable capital stock from the advances-related business was made in response to the significant increase in mandatorily redeemable capital stock in the third quarter of 2008. In prior periods, this adjustment would have had almost no impact on the measurement of the Bank’s financial performance. Prior periods have been adjusted for comparative purposes only. It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, cash flows from associated interest rate exchange agreements, and earnings on invested capital stock.

The mortgage-related business consists of MBS investments, mortgage loans acquired through the MPF Program, the consolidated obligations specifically identified as funding those assets, and related hedging instruments. Adjusted net interest income for this

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2008, 2007, and 2006.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Expense on Economic Hedges(1)	Interest Expense on Mandatorily Redeemable Capital Stock(2)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
2008	$854	$471	$1,325	$(120)	$14	$1,431	$(690)	$112	$629
2007	807	127	934	(4)	7	931	55	98	888
2006	650	166	816	(27)	4	839	(10)	90	739

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

The following table presents total assets by operating segment at December 31, 2008, 2007, and 2006:

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
2008	$278,221	$43,023	$321,244
2007	284,046	38,400	322,446
2006	213,258	31,657	244,915

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

An economic hedge is defined as an interest rate exchange agreement hedging specific or nonspecific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting treatment under the rules of SFAS 133, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability because of the changes in fair value recorded on the interest rate exchange agreements that generally are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consistent with Finance Agency regulations, the Bank enters into interest rate exchange agreements only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between members and counterparties. Bank management uses interest rate exchange agreements when they are deemed to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules (economic hedges). As a result, in those cases, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income as “Net (loss)/gain on derivatives and hedging activities,” with no offsetting fair value adjustments for the economically hedged asset, liability, or firm commitment.

The Bank is not a derivatives dealer and does not trade derivatives for profit.

Net gains/(losses) on derivatives and hedging activities for the years ended December 31, 2008, 2007, and 2006, were as follows:

	2008	2007	2006
Net gain/(loss) related to fair value hedge ineffectiveness	$10	$(24)	$(4)
Net loss related to cash flow hedge ineffectiveness	—	—	(1)
Net (loss)/gain on economic hedges	(898)	80	18
Net interest expense on derivative instruments used in economic hedges	(120)	(4)	(27)

Net (loss)/gain on derivatives and hedging activities	$(1,008)	$52	$(14)

The following table presents the earnings impact from derivatives and hedging activities included in the Statements of Income:

	Interest Income/(Expense) from Associated Interest Rate Exchange Agreements		Net (Loss)/ Gain on Derivatives and Hedging Activities	Total Changes in Derivatives and Hedging Activities Included in Current Period Earnings
	Advances	Consolidated Obligations
Year ended December 31, 2008:
Advances	$(388)	$—	$(1,163)	$(1,551)
Consolidated obligations	—	1,541	155	1,696

Total	$(388)	$1,541	$(1,008)	$145

Year ended December 31, 2007:
Advances	230	—	2	232
Consolidated obligations	—	(867)	50	(817)

Total	$230	$(867)	$52	$(585)

Year ended December 31, 2006:
Advances	317	—	—	317
Consolidated obligations	—	(1,439)	(15)	(1,454)
MBS	—	—	1	1

Total	$317	$(1,439)	$(14)	$(1,136)

For the years ended December 31, 2008 and 2007, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2008, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2008 and 2007:

	2008		2007
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps:
Fair value	$114,374	$2,486	$197,193	$864
Economic	215,374	(907)	92,423	61
Interest rate swaptions: Economic	—	—	3,080	21
Interest rate caps, floors, corridors, and/or collars:
Fair value	—	—	3,895	(3)
Economic	1,895	(18)	585	—

Total	$331,643	$1,561	$297,176	$943

Total derivatives excluding accrued interest		$1,561		$943
Accrued interest, net		520		171
Cash collateral held from counterparties – liabilities(1)		(2,051)		(574)

Net derivative balances		$30		$540

Derivative assets		$467		$642
Derivative liabilities		(437)		(102)

Net derivative balances		$30		$540

(1)    Amount represents the receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of December 31, 2008 and 2007.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $346 at December 31, 2008, and $1,250 at December 31, 2007. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2008 and 2007, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations.

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

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair-value hedge in accordance with SFAS 133.

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

The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain consolidated obligations to create funding equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and are presented as “Net (loss)/gain on derivatives and hedging activities.”

Consolidated Obligations – Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed on or after the issuance of consolidated obligations and are accounted for based on SFAS 133.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Consolidated obligation bonds are structured to meet the Bank’s and/or investors’ needs. Common structures include fixed rate bonds with or without call options and variable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates a variable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of just a variable rate bond. These transactions generally receive fair value hedge accounting treatment under SFAS 133.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2008, 2007, or 2006.

Firm Commitments – In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, a firm commitment for a forward starting advance hedged through the use of an offsetting forward starting interest rate swap is considered a derivative. In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. When the commitment is terminated and the advance is made, the current market value associated with the firm commitment is included with the basis of the advance. The basis adjustment is then amortized into interest income over the life of the advance.

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

The contractual or notional amounts of interest rate exchange agreements reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank had notional amounts outstanding of $331,643 at December 31, 2008, and $297,176 at December 31, 2007. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2008 and 2007, the Bank’s maximum credit risk, as defined above, was estimated at $2,493 and $1,195, respectively, including $493 and $199 of net accrued interest and fees receivable, respectively. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $2,508 and $1,024 as collateral from counterparties as of December 31, 2008 and 2007, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 18.

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). On September 15, 2008, LBH filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Although subsidiaries of LBH, including LBSF, were not

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

included in the filing, LBH guaranteed LBSF’s derivatives obligations with the Bank, and LBH’s bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank. At September 15, 2008, the Bank had derivatives transactions with notional amounts outstanding of $13,200 to which LBSF was the counterparty. Effective September 19, 2008, the Bank notified LBSF of the Bank’s intent to terminate all outstanding positions with LBSF early pursuant to the derivatives agreement with the Bank. With the early termination, the Bank entered into derivatives transactions with other dealers to replace a large portion of the terminated transactions. Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the termination of its positions. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy.

Note 17 – Estimated Fair Values

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of December 31, 2008:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

	Fair Value Measurement Using:			Netting Adjustments(1)	Total
December 31, 2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$35	$—	$—	$35
Advances(2)	—	41,599	—	—	41,599
Derivative assets	—	5,140	—	(4,673)	467

Total assets	$—	$46,774	$—	$(4,673)	$42,101

Liabilities:
Consolidated obligation bonds(3)	$—	$32,243	$—	$—	$32,243
Derivative liabilities	—	3,059	—	(2,622)	437

Total liabilities	$—	$35,302	$—	$(2,622)	$32,680

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $38,573 of advances recorded under the fair value option in accordance with SFAS 159 and $3,026 of advances recorded at fair value in accordance with SFAS 133.
(3)	Includes $30,286 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 and $1,957 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option in accordance with SFAS 159 or because they were previously carried at fair value.

Trading Securities – The Bank’s trading securities portfolio currently consists of agency MBS investments. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Because quoted prices are not available for these securities, the Bank has primarily relied on market observable inputs and model-based valuation techniques for the fair value measurements, and the Bank generally classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the trading securities are included in the other income section on the Statements of Income.

Advances – Certain advances either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows), creditworthiness of members, advance collateral type, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These adjustments are not market observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. In addition, the Bank obtains market observable inputs from derivatives dealers for complex advances. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market observable, and the Bank generally classifies these advances as Level 2 within the valuation hierarchy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The contractual interest income on advances is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the advances are included in the other income section on the Statements of Income.

Derivative Assets and Derivative Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, the Bank measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities adjusted for counterparty credit risk, as necessary.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market observable, and the Bank generally classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The Bank accounts for derivatives in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 16 to the Financial Statements.

Consolidated Obligation Bonds – Certain consolidated obligation bonds either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Bank has determined that the CO Curve is based on market observable data. For consolidated obligation bonds with embedded options, the Bank also obtains market observable quotes and inputs from derivative dealers. For example, the Bank uses swaption volatilities as an input.

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

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2008, the Bank measured certain of its held-to-maturity investment securities (non-agency MBS) at fair value on a nonrecurring basis. The following table presents these investment securities by SFAS 157 valuation hierarchy as of December 31, 2008, for which a nonrecurring change in fair value was recorded during the fourth quarter of 2008.

	Fair Value Measurement Using:			Total Loss
December 31, 2008	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$—	$—	$924	$590

In accordance with FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1 and FAS 124-1), held-to-maturity investment securities (non-agency MBS) with a carrying amount of $1,514 were written down to their fair value of $924, resulting in an OTTI charge of $590, which was recorded in “Other (loss)/income.”

Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from third-party broker/dealers or pricing services increased, and became significant in the fourth quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude in the fourth quarter of 2008 that the prices received from pricing services, which were derived from the third party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Through the third quarter of 2008, the Bank estimated the fair value of non-agency MBS based on valuation models using market-based inputs obtained from broker-dealer data and price indications (the internal price). As a result of increased market illiquidity during the fourth quarter of 2008 and the resulting challenges in obtaining market-based inputs, the Bank incorporated additional information about the estimated fair value of the non-agency MBS from several pricing services. In determining the estimated fair value of non-agency MBS at December 31, 2008, the Bank used a weighting of the internal price and the price from one of the pricing services (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank continued to use the internal price for agency MBS.

In evaluating the resulting estimated fair value of non-agency MBS at December 31, 2008, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing both agency and non-agency MBS.

The Bank recorded an OTTI charge of $590 on its non-agency MBS at December 31, 2008, using the weighted price method described above. The OTTI charge would have been $696 at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

The total gross unrealized losses on the MBS portfolio were $7,095 as of December 31, 2008, after the Bank recorded the OTTI charge using the weighted price method. The total gross unrealized losses would have been $8,205 at December 31, 2008, if the Bank had continued to use the internal price method used in previous periods.

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

SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

unrealized gains and losses on items for which the fair value option has been elected in accordance with SFAS 159 are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in other income and presented as “Net gain on advances and consolidated obligation bonds held at fair value.”

For more information, see Note 2 to the Financial Statements.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during 2008:

	Year ended December 31, 2008
	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$15,985	$1,247
New transactions elected for fair value option	27,698	30,903
Maturities and terminations	(6,090)	(1,903)
Net gain/(loss) on advances and consolidated obligation bonds held at fair value	914	(24)
Change in accrued interest	66	15

Balance, end of the period	$38,573	$30,286

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for 2008 was not material.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2008:
Advances	$1,003	$—	$914	$1,917
Consolidated obligation bonds	—	(452)	(24)	(476)

Total	$1,003	$(452)	$890	$1,441

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

At December 31, 2008	Principal Balance	Fair Value	Fair Value Over Principal Balance
Advances(1)	$37,274	$38,573	$1,299
Consolidated obligation bonds	30,236	30,286	50

(1)	At December 31, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values.    The following tables show the estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007. These estimates are based on pertinent information available to the Bank as of December 31, 2008 and 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Subjectivity of Estimates.    Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific date, they are susceptible to material near term changes.

The assumptions used in estimating the fair values of the Bank’s financial instruments at December 31, 2008, are discussed below. The assumptions used in estimating the fair values of the Bank’s financial instruments at December 31, 2007, are more fully discussed in Note 17 to the Financial Statements in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and Due from Banks – The estimated fair value approximates the recorded carrying value.

Deposits for Mortgage Loan Program, Securities Purchased Under Agreements to Resell, and Federal Funds Sold – The estimated fair value of these instruments has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Trading and Held-to-Maturity Securities – The estimated fair value of interest-bearing deposits in banks has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. The estimated fair value of all other instruments has been determined by calculating the present value of expected cash flows using market observable inputs as of the last business day of the quarter excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. The estimated fair value of trading securities is measured as described in “Fair Value Measurement – Trading Securities” above and the estimated fair value of held-to-maturity MBS is measured as described in Note 5.

Advances – The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Advances” above.

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market spreads for agency passthrough MBS adjusted for differences in credit, coupon, average loan rate, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates.

Accrued Interest Receivable and Payable – The estimated fair value approximates the recorded carrying value of accrued interest receivable and accrued interest payable.

Derivative Assets and Liabilities – The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Derivative Assets and Derivative Liabilities” above.

Deposits and Other Borrowings – For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations – The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Consolidated Obligation Bonds” above.

Mandatorily Redeemable Capital Stock – The fair value of capital stock subject to mandatory redemption is generally at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value, subject to statutory and regulatory requirements. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments – The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at December 31, 2008 and 2007.

Fair Value of Financial Instruments – December 31, 2008

	Carrying Value	Net Unrealized (Losses)/Gains	Estimated Fair Value
Assets
Cash and due from banks	$19,632	$—	$19,632
Federal funds sold	9,431	—	9,431
Trading securities	35	—	35
Held-to-maturity securities	51,205	(6,935)	44,270
Advances (includes $38,573 at fair value under the fair value option)	235,664	(38)	235,626
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,712	43	3,755
Accrued interest receivable	865	—	865
Derivative assets(1)	467	—	467

Liabilities
Deposits	$604	$—	$604
Consolidated obligations:
Bonds (includes $30,286 at fair value under the fair value option)	213,114	67	213,047
Discount notes	91,819	(277)	92,096
Mandatorily redeemable capital stock	3,747	—	3,747
Accrued interest payable	1,451	—	1,451
Derivative liabilities(1)	437	—	437

(1)    Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of December 31, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $6,935. These net unrealized losses were primarily in MBS and were mainly due to extraordinarily high investor yield requirements resulting from an extremely illiquid market and significant uncertainty about the future condition of the mortgage market and the economy, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 5 to the Financial Statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments – December 31, 2007

	Carrying Value	Net Unrealized Losses/(Gains)	Estimated Fair Value
Assets
Cash and due from banks	$5	$—	$5
Federal funds sold	11,680	—	11,680
Trading securities	58	—	58
Held-to-maturity securities	53,175	(679)	52,496
Advances	251,034	278	251,312
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	4,132	(62)	4,070
Accrued interest receivable	1,590	—	1,590
Derivative assets(1)	642	—	642

Liabilities
Deposits	$244	$—	$244
Borrowings	1,055	—	1,055
Consolidated obligations:
Bonds	225,328	(96)	225,424
Discount notes	78,368	(30)	78,398
Mandatorily redeemable capital stock	229	—	229
Accrued interest payable	2,432	—	2,432
Derivative liabilities(1)	102	—	102

(1)    Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

Note 18 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008, and through the date of this report, does not believe that is probable that it will be asked to do so.

The Bank considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all consolidated obligations. The joint and several obligations are mandated by regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the FHLBanks’ joint and several obligations are excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,251,542 at December 31, 2008, and $1,189,706 at December 31, 2007. The par value of the Bank’s participation in consolidated obligations was $301,202 at December 31, 2008, and $302,949 at December 31, 2007.

The joint and several liability regulation provides a general framework for addressing the possibility that an FHLBank may be unable to repay its participation in the consolidated obligations for which it is the primary obligor. In accordance with this regulation, the president of each FHLBank is required to provide a quarterly certification that, among other things, the FHLBank will remain capable of making full and timely payment of all its current obligations, including direct obligations.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Further, the regulation requires that an FHLBank must provide written notice to the Finance Agency if at any time the FHLBank is unable to provide the quarterly certification; projects that it will be unable to fully meet all of its current obligations, including direct obligations, on a timely basis during the quarter; or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations. If an FHLBank gives any one of these notices (other than in a case of a temporary interruption in the FHLBank’s debt servicing operations resulting from an external event such as a natural disaster or a power failure), it must promptly file a consolidated obligations payment plan for Finance Agency approval specifying the measures the FHLBank will undertake to make full and timely payments of all of its current obligations.

Notwithstanding any other provisions in the regulation, the regulation provides that the Finance Agency in its discretion may at any time order any FHLBank to make any principal or interest payment due on any consolidated obligation. To the extent an FHLBank makes any payment on any consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank that is the primary obligor, which will have a corresponding obligation to reimburse the FHLBank for the payment and associated costs, including interest.

The regulation also provides that the Finance Agency may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

During 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSE Credit Facility, as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Bank gave the U.S. Treasury a listing of advances collateral amounting to $35,000, which would provide for a maximum borrowing of $30,450. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, none of the FHLBanks had drawn on the GSE Credit Facility.

Commitments that legally obligate the Bank for additional advances totaled $470 at December 31, 2008, and $2,648 at December 31, 2007. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	2008	2007
Outstanding notional	$5,723	$1,204
Original terms	23 days to 10 years	30 days to 10 years
Final expiration year	2018	2017

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $39 at December 31, 2008, and $2 at December 31, 2007. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 6). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of December 31, 2008 and 2007.

In accordance with SFAS 149, mortgage loan commitments entered after June 30, 2003, were recorded as derivatives at their fair value through the settlement date of the commitment. On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. At December 31, 2006, the Bank did not have any commitments that obligated the Bank to purchase mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guaranties from related entities that have long-term credit ratings of single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. As of December 31, 2008, the Bank had pledged as collateral securities with a carrying value of $307, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2007, the Bank had pledged as collateral securities with a carrying value of $50, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $4, $4, and $4 for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum rentals at December 31, 2008, were as follows:

Year	Future Minimum Rentals
2009	$5
2010	4
2011	3
2012	3
2013	3
Thereafter	19

Total	$37

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

At December 31, 2008, the Bank had committed to the issuance of $960 in consolidated obligation bonds, of which $500 were hedged with associated interest rate swaps. At December 31, 2007, the Bank had committed to the issuance of $855 in consolidated obligation bonds, of which $400 were hedged with associated interest rate swaps, and $1,500 in consolidated obligation discount notes, of which $1,200 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,230 at December 31, 2008, and $4,021 at December 31, 2007.

Other commitments and contingencies are discussed in Notes 1, 6, 7, 10, 11, 12, 13, 14, and 16.

Note 19 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members.   The Bank has a cooperative ownership structure under which current member institutions own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements (see Note 13 for further information).

All advances are made to members, and all mortgage loans held for portfolio were purchased from members. The Bank also maintains deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members and their affiliates are entered into in the normal course of business. In instances where the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

member has an officer or director who is a director of the Bank, transactions with the member are subject to the same eligibility and credit criteria, as well as the same conditions, as transactions with all other members, in accordance with regulations governing the operations of the FHLBanks.

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper, and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit and the Bank’s advance price levels. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivative transactions with members and other counterparties. These transactions are executed at market rates.

Transactions with Certain Members and Certain Nonmembers.  The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank’s Board of Directors at any time during the year ended on the respective dates or during the respective periods, and (iii) affiliates of the foregoing members or nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business.

	December 31,
	2008	2007
Assets:
Cash and due from banks	$1	$5
Federal funds sold	460	—
Held-to-maturity securities(1)	4,268	4,793
Advances	164,349	177,141
Mortgage loans held for portfolio	2,880	3,169
Accrued interest receivable	537	1,022
Derivative assets	1,350	34

Total	$173,845	$186,164

Liabilities:
Deposits	$1,384	$36
Mandatorily redeemable capital stock	3,021	—
Derivative liabilities	39	10

Total	$4,444	$46

Notional amount of derivatives	$62,819	$6,701
Letters of credit	4,579	162

(1) Held-to-maturity securities include MBS securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	For the years ended December 31,
	2008	2007	2006
Interest Income:
Federal funds sold	$3	$23	$17
Held-to-maturity securities	146	173	146
Advances(1)	5,671	7,371	6,078
Prepayment fees on advances, net	1	—	—
Mortgage loans held for portfolio	149	164	192

Total	$5,970	$7,731	$6,433

Interest Expense:
Deposits	$3	$1	$1
Mandatorily redeemable capital stock	2	—	—
Consolidated obligations(1)	(83)	56	60

Total	$(78)	$57	$61

Other Income:
Net gain/(loss) on derivatives and hedging activities	$609	$85	$12
Other income	3	—	—

Total	$612	$85	$12

(1) Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks.   Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 99, and in Note 9.

Note 20 – Other

The table below discloses the categories included in other operating expense.

	2008	2007	2006
Professional and contract services	$26	$21	$21
Travel	2	1	1
Occupancy	4	5	4
Equipment	6	6	4
Other	4	3	3

Total	$42	$36	$33

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2008 and 2007, are included in the following tables (dollars in millions except per share amounts).

	Three months ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Interest income	$2,520	$2,542	$2,572	$3,383
Interest expense	2,052	2,149	2,234	3,151

Net interest income	468	393	338	232
Other (loss)/income	(575)	(225)	(10)	120
Other expense	34	29	24	25
Assessments	(38)	38	81	87

Net (loss)/income	$(103)	$101	$223	$240

Dividends declared per share	$0.00	$0.97	$1.54	$1.42
Annualized dividend rate(1)	0.00%	3.85%	6.19%	5.73%

	Three months ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Interest income	$4,032	$3,514	$3,072	$3,153
Interest expense	3,765	3,267	2,860	2,948

Net interest income	267	247	212	205
Other income/(loss)	75	(39)	7	12
Other expense	27	24	23	24
Assessments	84	49	52	51

Net income	$231	$135	$144	$142

Dividends declared per share	$1.37	$1.33	$1.28	$1.21
Annualized dividend rate(1)	5.43%	5.26%	5.14%	4.89%

(1) All dividends except fractional shares were paid in the form of capital stock.

Investment Securities

Supplementary financial data on the Bank’s investment securities for the years ended December 31, 2008, 2007, and 2006, are included in the tables below.

Trading Securities

	December 31,
(In millions)	2008	2007	2006
U.S. government corporations and government-sponsored enterprises (GSEs):
MBS:
Ginnie Mae	$25	$30	$38
Freddie Mac	—	15	15
Fannie Mae	10	13	24

Total	$35	$58	$77

Held-to-Maturity Securities

	December 31,
(In millions)	2008	2007	2006
Interest-bearing deposits in banks	$11,200	$14,590	$9,323
U.S. government corporations and GSEs:
Discount notes:
Freddie Mac	—	—	150
Fannie Mae	—	—	149
MBS:
Ginnie Mae	19	23	28
Freddie Mac	4,408	2,474	150
Fannie Mae	10,083	2,817	417
States and political subdivisions:
Housing finance agency bonds	802	867	1,000
Other bonds, notes, and debentures:
Commercial paper	150	3,688	2,235
Non-agency MBS	24,543	28,716	26,219

Total	$51,205	$53,175	$39,671

As of December 31, 2008, trading securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2008
(Dollars in millions)	Book Value	Yield
U.S. government corporations and GSEs:
MBS:
Ginnie Mae:
After ten years	$25	5.11%
Fannie Mae:
After one year but within five years	10	4.77

Total	$35	5.01%

As of December 31, 2008, held-to-maturity securities had the following maturity (based on contractual final principal payment) and yield characteristics.

	December 31, 2008
(Dollars in millions)	Book Value	Yield
Interest-bearing deposits in banks	$11,200	0.54%
U.S. government corporations and GSEs:
MBS:
Ginnie Mae:
After ten years	19	2.07
Freddie Mac:
After five years but within ten years	5	5.09
After ten years	4,403	4.95
Fannie Mae:
After five years but within ten years	212	4.50
After ten years	9,871	4.37

Subtotal	14,510	4.55

States and political subdivisions:
Housing finance agency bonds:
After one year but within five years	17	3.34
After five years but within ten years	28	3.31
After ten years	757	3.40

Subtotal	802	3.40

Other bonds, notes, and debentures:
Commercial paper:
Within one year	150	0.35
Non-agency MBS:
After five years but within ten years	12	6.31
After ten years	24,531	4.11

Subtotal	24,693	4.09

Total	$51,205	3.44%

Geographic Concentration of Mortgage Loans(1) (2)

	December 31,
	2008	2007
Midwest	16%	15%
Northeast	22	22
Southeast	13	14
Southwest	10	10
West	39	39

Total	100%	100%

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

        Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.

        Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

        Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

        West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (discount notes) for the years ended December 31, 2008, 2007, and 2006:

(Dollars in millions)	2008	2007	2006
Outstanding at end of the period	$91,819	$78,368	$30,128
Weighted average rate at end of the period	1.49%	4.39%	5.15%
Daily average outstanding for the period	$80,658	$41,075	$19,915
Weighted average rate for the period	2.81%	4.96%	4.92%
Highest outstanding at any monthend	$91,819	$83,030	$30,128

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Federal Home Loan Bank of San Francisco’s (Bank) senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (1934 Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank’s principal executive and principal financial officers and effected by the Bank’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Bank;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

For the fourth quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 97.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other Federal Home Loan Banks (FHLBanks). Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Finance Agency, the Office of Finance, or the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

The Bank’s management also relies on the operation of the joint and several liability regulation (12 C.F.R. Section 966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Bank’s Board of Directors (Board) is composed of member directors and nonmember “independent” directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Federal Home Loan Bank of San Francisco (Bank). Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the nine member director positions designated by the Finance Agency for 2009, one is allocated to Arizona, three are allocated to California, and five are allocated to Nevada. The nonmember “independent” director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency has designated six nonmember “independent” director positions for 2009, two of which are public interest director positions.

Prior to the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act) on July 30, 2008, the Bank had a class of directors who were appointed by the Federal Housing Finance Board (Finance Board), known as “appointive directors.” Under the Housing Act, all “appointive” director positions are now known as nonmember “independent” director positions and the method for filling these positions was changed to require that nonmember “independent” director positions be filled through an election of the Bank’s members at-large instead of through appointment by the Bank’s regulator.

The Bank holds elections each year for the director positions becoming vacant at yearend, with new terms beginning the following January 1. For member director positions, members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For nonmember “independent” director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board.

Candidates for member director positions are nominated by the members eligible to participate in the election in the relevant state. Candidates for nonmember “independent” directors are nominated by the Board, following consultation with the Bank’s Affordable Housing Advisory Council, and are reviewed by the Finance Agency.

Each member director must be a citizen of the United States of America and must be an officer or director of a member of the Bank. Each nonmember “independent” director must be a United States citizen and must maintain a principal residence in a state in the Bank’s district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any Federal Home Loan Bank (FHLBank) or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. Each public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each nonmember “independent” director other than a public interest director must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

The term for each director position is four years (unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

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

The charter of the Audit Committee of the Bank’s Board of Directors is available on the Bank’s website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2009) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1)	62	2003	2012
James P. Giraldin, Vice Chairman(1), (6), (7), (8)	56	2003	2009
Reginald Chen(2), (5), (6), (8)	48	2007	2011
David A. Funk(2), (6), (7), (8)	65	2005	2010
W. Douglas Hile(3), (5), (7)	56	2007	2010
D. Tad Lowrey(1), (5), (7)	56	2006	2009
John F. Luikart(4), (5), (7), (8)	59	2007	2009
Kevin Murray(4), (5)	48	2008	2010
Scott C. Syphax(4), (6), (7)	45	2002	2010
John T. Wasley(4), (6), (8)	47	2007	2009

(1) Elected by the Bank’s California members.

(2)    Mr. Chen and Mr. Funk were declared elected by the Board as Nevada directors. In addition, Gregory A. Kares was selected by the Board to fill an interim vacancy relating to a Nevada directorship that had a term expiring December 31, 2008, and upon expiration of that term, he was declared elected by the Board as a Nevada director. Mr. Kares resigned from the Board effective February 27, 2009.

(3) Declared elected by the Board as an Arizona director.
(4) Appointed by the Finance Board.
(5) Member of the Audit Committee in 2008. Former directors James F. Burr, John F. Robinson, and Gregory A. Kares served on the Audit Committee in 2008.

(6)    Member of the EEO-Personnel-Compensation Committee in 2008. Former directors James F. Burr, Gregory A. Kares, and Robert F. Nielsen were also members of the EEO-Personnel-Compensation Committee in 2008.

(7) Member of the Audit Committee in 2009.
(8) Member of the EEO-Personnel-Compensation Committee in 2009.

The Board has determined that Mr. Hile is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required by SEC rules to disclose whether Mr. Hile is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the NASDAQ definition of independence, and under that definition, Mr. Hile is independent. In addition, Mr. Hile is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, San Diego, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board of directors from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. From 2005 through February 2008, he served as chairman of the Council of Federal Home Loan Banks. Since 2005, he has served as chairman of the Chair-Vice Chair Committee of the Federal Home Loan Bank System. He has been chairman of the Bank’s Board of Directors since 2005 and was vice chairman of the Bank’s Board of Directors in 2004.

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

W. Douglas Hile

W. Douglas Hile has been chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and executive vice president and group executive for banking for its holding company, Marquette Financial Companies, since October 2002. He has been chairman of Meridian Bank Texas, Fort Worth, Texas, since February 2007 and a director of First California Financial Group, Century City, California, and its predecessor organizations since September 2003.

D. Tad Lowrey

D. Tad Lowrey has been president and chief executive officer of CapitalSource Bank, Los Angeles, California, since July 2008. Prior to that he was chairman of Wedbush Bank, a de novo federally chartered savings bank, from its inception in February 2008 to July 2008 and executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. He served as a vice president of Fullerton Community Bank, Fullerton, California, from August 2005 until February 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until February 2005, ending with its acquisition by Union Bank of California. He has held positions as chief executive officer and chief financial officer for a number of savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank’s Board of Directors and was its vice chairman in 2003.

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

Executive Officers

Dean Schultz

Dean Schultz, 62, has been president and chief executive officer since April 1991. Mr. Schultz is a member of the Board of Directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the Federal Home Loan Banks. He is also a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 49, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Gregory P. Fontenot

Gregory P. Fontenot, 50, has been senior vice president and director of human resources since January 2006. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 49, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the Securities and Exchange Commission in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 57, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 56, has been senior vice president, enterprise risk management, since July 2004, and has been senior vice president, chief credit and collateral risk management officer, since 1998. Mr. Martens was also the senior officer overseeing the Bank’s community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board; vice president, supervisory agent, for the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 59, has been senior vice president and controller and operations officer since 1996. Ms. Maytum joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner. She is a certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 56, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Ned Moran

Ned Moran, 48, joined the Bank in December 2008 as senior vice president and chief information officer. Before joining the Bank, Mr. Moran was the managing director and chief information officer for Trust Company of the West in Los Angeles, part of the Société Générale Group. Prior to his tenure there, he held information technology positions with CS First Boston, Drexel Burnham Lambert, and Andersen Consulting.

Lawrence H. Parks

Lawrence H. Parks, 47, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 56, has been senior vice president, mortgage finance sales and product development, since February 2005. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 51, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 52, has been senior vice president, financial services (sales and marketing) and community investment since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on our compensation program for our named executive officers for 2008. Our named executive officers are our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers. The Housing and Economic Recovery Act of 2008 (Housing Act) provides the Director of the Finance Agency the authority to prevent the Federal Home Loan Banks (FHLBanks) from paying compensation to any executive officer that is not reasonable and comparable to other similar institutions. The Federal Housing Finance Agency (Finance Agency) is currently assessing how best to implement the new statutory requirement with respect to the FHLBanks, and in the interim, is requiring that at least four weeks in advance of any planned actions by an FHLBank’s board of directors, with respect to compensation of the named executive officers (typically the five most highly compensated officers), the FHLBank provide the Finance Agency with copies of all materials related to the planned compensation decisions for its review.

In accordance with the Housing Act, the Finance Agency issued an interim final rule that gives the Director of the Finance Agency authority to prohibit or limit, by regulation or order, any golden parachute payment after considering: whether there is a reasonable basis to believe that the person has committed fraud or insider abuse, breached his/her fiduciary duty, is substantially responsible for the entity’s insolvency or “troubled condition,” or engaged in any similar enumerated bad acts; and any other factor the Director determines relevant to the facts and circumstances. Under the Finance Agency’s final rule, “golden parachute payment” is defined as any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person’s employment or affiliation, and (ii) is received on or after: insolvency, conservatorship, or receivership of the FHLBank, or the Director’s determination that the FHLBank is in a “troubled condition” (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director of the Finance Agency).

On February 4, 2009, the U.S. Treasury announced new restrictions on executive compensation for financial institutions that are receiving government assistance to address the current financial crises. The guidelines generally limit compensation to senior executives to $500,000 in total annual compensation. The guidelines would apply to financial institutions participating in any “generally available capital access program” and financial institutions needing “exceptional assistance.” The U.S. Treasury stated in its announcement that it intends to issue proposed guidance subject to public comment on the executive compensation requirements relating to future generally available capital access programs. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA amends Section 111 of the Emergency Economic Stabilization Act of 2008, which was the source of several sets of executive compensation standards that were developed under the Troubled Asset Relief Program (TARP). The new executive compensation provisions in ARRA are an amalgam of the various standards promulgated under TARP and the executive compensation guidelines issued by the U.S. Treasury on February 4, 2009. The U.S. Treasury is directed to issue regulations to implement the new executive compensation provisions under ARRA. The Bank does not believe that these new guidelines or standards will affect 2008 compensation paid to the named executive officers.

The Board of Directors has not yet determined any awards to be made under the Bank’s 2008 annual (short-term) cash incentive compensation plans (the 2008 President’s Incentive Plan or the 2008 Executive Incentive Plan, discussed below) and the 2006-2008 long-term cash incentive compensation plan (the 2006 Executive Performance Unit Plan, as discussed below) for the Bank’s named executive officers. A decision by the Board regarding any awards under these plans may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the Securities and Exchange Commission (SEC).

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the Committee, of the Bank’s Board of Directors, which we refer to as the Board, acts pursuant to a Board-approved charter. For 2009, the Committee consists of five members of the Board. In 2008, the Committee consisted of seven members of the Board. The Committee is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for our executive officers (the President, executive vice president, and senior vice presidents). The Committee may rely on the assistance, advice, and recommendations of our management and other advisors, and may refer specific matters to other committees of the Board.

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

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank’s Corporate Goals and Performance Targets.  We have structured our executive compensation program to reward achievement of individual performance goals and contribution in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan. In addition to cash base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the Bank’s strategic plans and are responsible for the Bank’s performance.

Our compensation program is intended to focus the executives on achieving the Bank’s mission and encouraging teamwork, and to associate executive pay with the Bank’s short-term and long-term corporate goals, performance targets, and strategic plan.

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

For 2008, the Bank established three corporate goals to accomplish the Bank’s mission: a financial goal (Potential Dividend Spread goal), a member business goal (Market Share goal), and a community investment goal (Community Investment goal). The Board added the Community Investment goal in 2008 to the corporate goal framework to further align management with the Bank’s public policy purpose. For 2007 and 2006, the Bank had two corporate goals: the Potential Dividend Spread goal and the Market Share goal.

The Potential Dividend Spread goal is the primary measure the Bank uses to determine the total potential rate of return to its shareholders and is expressed as the spread of potential dividends over a financial benchmark (the daily average of the overnight federal funds effective rate and the four-year moving average of the Treasury note yield). The Potential Dividend Spread (the dividend yield from current income, exclusive of the impacts of SFAS 133 and other adjustments, less the financial benchmark) measures the incremental return earned by a member’s investment in Bank capital stock, compared to what the member could be expected to earn from a risk-comparable mix of investments. For 2008, 2007, and 2006, the Board believed that the Potential Dividend Spread was an appropriate financial goal for the Bank because it provided management with the proper incentive to manage the Bank to achieve the objective of providing a return on the member’s stock that equals or exceeds the members’ risk-equivalent market alternatives.

The Market Share goal is the primary measure the Bank uses to determine the success of the Bank’s core business, extending credit to members safely and soundly, and is expressed as: (i) the ratio of Bank credit outstanding to certain members and categories of members compared with their use of wholesale credit from other sources; (ii) the average daily balances of Bank credit outstanding to certain other members and categories of members; and (iii) the number of non-borrowing members that become borrowing members. For 2008, 2007, and 2006, the Board believed that the Market Share goal was an appropriate goal because it measured the effectiveness of the Bank in meeting members’ wholesale funding needs.

The Board believes that the Potential Dividend Spread goal and the Market Share goal capture the substance of the Bank’s mission and are interrelated. These two corporate goals focus management on maintaining a market-rate dividend while, at the same time, expanding the Bank’s market share through competitive pricing and providing outstanding service to members. These two goals balance each other and also serve both borrowing and non-borrowing members. If prices for advances are set too high in an effort to enable the Bank to pay a higher dividend, then market share may decline. If prices for advances are set too low in an effort to increase market share, then the dividend may decline. In general, the Bank aims to price credit to members at or below the cost of the wholesale funding alternatives of members with alternative funding sources and to provide shareholders with a risk-appropriate return on their investment in Bank capital stock. Both of these corporate goals are set with the expectation that management can influence the outcome.

The Community Investment goal is the primary measure the Bank uses to determine the success of the Bank’s public policy mission to promote and assist effective community investment, affordable housing, and economic development by its members and community partners. These efforts both complement and constitute elements of the Bank’s core business and mission endeavors. The Board believes that the addition of a Community Investment goal to the Bank’s other corporate goals helps further align management with the Bank’s public policy purpose. The Community Investment goal is based on management’s efforts to increase the number of members using the Bank’s programs and initiatives to promote and assist effective community investment, affordable housing, and economic development by Bank members and community partners. The Community Investment goal achievement level is measured in part by the addition of new community investment products, the expansion of existing programs, and the addition of funds available for community investment programs.

The individual performance goals established for executive officers are based on the Bank’s strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives include, among others, enhancing the advances franchise, enhancing the funding franchise, improving the technology platform, enhancing the affordable housing program and community investment program objectives, and improving the Bank’s financial reporting, risk management, and internal controls consistent with the Bank’s best practices operating strategy.

With respect to each of the named executive officers for 2008, the total weighted achievement level of the Bank’s corporate goals in the aggregate is weighted for each officer relative to his or her individual goals in calculating his or her total weighted achievement level. To arrive at the total weighted achievement level of the Bank’s corporate goals for 2008 in the aggregate, the Bank’s three corporate goals are weighted to ensure that a proper balance occurs in achieving the Bank’s mission in a safe and sound manner. The relative weightings are as follows: Potential Dividend goal – 40%; Market Share goal – 40%; and Community Investment goal – 20%.

Unlike 2008, with respect to each of the named executive officers for 2007 and 2006, the achievement level of each of the two Bank corporate goals (the Potential Dividend Spread goal and the Market Share goal) was weighted for each category of officers relative to the individual goal weighting for that category in calculating the named executive officer’s individual total weighted achievement level.

The weightings of the Bank’s corporate goals are approved by the Board and are designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See President’s Incentive Plan and Executive Incentive Plan below for a discussion of the relative weights given to corporate goals and individual goals for each component of the short-term term incentive plans for the named executive officers.

Our Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent.  Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2008, we aimed to create a compensation program that delivered total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group. For 2007 and 2006, the targeted total compensation percentile was generally between the 25th and 50th percentile. The targeted range for our compensation package was raised in 2008 from the previous years to enhance the Bank’s compensation program to reflect the current competitive environment for executive talent. The Committee uses data from a comparison group to support and inform its compensation decisions and to check the reasonableness and appropriateness of the levels of compensation provided to our executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of the Bank’s comparison group.

Beginning in November 2006, the Committee engaged Mercer Human Resources Consulting (“Mercer”), a nationally recognized global compensation consulting firm, to provide information to the Committee regarding compensation provided to executives in comparable positions at other companies. Specifically, Mercer provides customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of peer companies. Mercer does not currently provide any other services to the Bank.

Comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. We believe that the executive roles of our named executive officers are somewhat comparable to similar-sized financial services and banking firms, although the Bank may have a narrower focus.

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

Short-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of its annual corporate goals and performance targets and for the officer’s achievement of his or her individual goals. Long-term cash incentive compensation rewards the named executive officers and other corporate officers for the Bank’s achievement of its goals and performance targets over a three-year period. Consistent with the Bank’s three-year strategic plans, long-term cash incentive compensation also helps provide a competitive total cash compensation package and enhances the Bank’s ability to attract and retain key executives.

Elements of Our Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank’s compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors. One of these factors is comparative salary information from industry salary surveys that include the financial institutions in the Bank’s comparison group. Other factors include the named executive officer’s relevant experience and accomplishments, the level of responsibility the named executive officer has at the Bank, and perceived market competition to hire the executives at their respective levels of experience. The Board approves base salary adjustments for the named executive officers at the beginning of each year based on the Bank’s achievement of its corporate goals and performance targets for the previous year and also based on the individual’s performance and contributions to the Bank’s achievements. Because of the challenging market environment in 2008, the Board determined that base salaries for 2009 for the named executive officers will remain the same as their respective base salaries for 2008, except with respect to the executive vice president for whom the Board approved an equity adjustment of a four percent increase from the executive vice president’s 2008 base salary in order to deliver a total compensation package for the executive vice president generally between the 50th and 65th percentile of the total compensation package for similar positions in the Bank’s comparison group. For the named executive officers, 2008 base salaries were increased between 4.5% and 13.9% relative to 2007 base salaries based on each named executive officer’s individual performance in 2007, contribution to the Bank’s overall performance, and in many cases, equity adjustments, to deliver total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group.

President’s Incentive Plan

We provide the Bank’s President with an annual (short-term) cash incentive compensation plan, the President’s Incentive Plan, or PIP, that rewards the President for the Bank’s overall performance and for significantly contributing to and influencing achievement of the Bank’s corporate goals and performance targets.

The 2008 PIP provides that any award would be determined by the Board in its sole discretion and would be based upon the President’s individual performance and the Bank’s total weighted achievement level of the Bank’s three corporate goals in the aggregate during 2008.

For 2008, the Board approved a potential incentive compensation pool in the amount of $3.751 million that may be used for potential incentive award payments under the 2008 PIP (and the 2008 Executive Incentive Plan, as discussed below). The compensation pool amount was established based on, among other things, delivering a total compensation package generally between the 50th and 65th percentile of the Bank’s comparison group. Awards made under the 2008 PIP (and the 2008 Executive Incentive Plan) may be greater or less than the pool amount, at the discretion of the Board.

Compared to previous years, the Board determined that a more discretionary approach to the 2008 PIP was appropriate for 2008 given the current economic uncertainties. The 2007 PIP and 2006 PIP were more formulaic than the 2008 PIP in their application. In exercising the Board’s discretion in 2008, the formulaic approach used in the 2007 and 2006 PIPs may continue to be used by the Board in making any award determination under the 2008 PIP (for example, the Board could use the award ranges as a percentage of base salary used in the 2007 and 2006 PIPs discussed below).

As of the date of this Annual Report on Form 10-K, the Board has not yet approved any awards under the 2008 PIP and has not yet adopted any PIP for 2009. A decision by the Board regarding any awards under the 2008 PIP may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC.

Although any award under the 2008 PIP is in the sole discretion of the Board based upon the Board’s review of the President’s performance and the Bank’s achievement of the Bank’s three corporate goals in the aggregate, the 2007 and 2006 PIP awards were based on specific targeted achievement levels of each of the two Bank corporate goals (the Potential Dividend Spread goal and the Market Share goal) and a leadership goal. Unlike the 2008 PIP, award ranges as a percentage of base salary under the 2007 and 2006 PIPs were specifically tied to certain total weighted achievement levels. The 2007 and 2006 PIP awards also included a Board discretionary component that represented achievements that were not necessarily measured or identified in the plans.

For all corporate goals for the PIPs, the Board approved graduating performance targets known as achievement levels. We use a scale of 0% to 200% to measure the achievement level for all the Bank’s corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level.

The target achievement level was designed to reward officers, including the President under the PIPs, for execution of the Bank’s corporate goals to accomplish the Bank’s mission as described above based on an expected rate of return to the Bank’s shareholders and an expected level of member business under anticipated market and business conditions. The exceeds and far exceeds achievement levels were designed to reward officers, including the President under the PIPs, when the Bank exceeds the target level expectations. The PIPs define the exceeds achievement level as an optimistic achievement level based on expected business and the far exceeds achievement level as the most optimistic achievement level based on reasonable business assumptions and conditions.

For the years 2002 to 2007, the Bank achieved performance in excess of the target achievement levels of both the Potential Dividend Spread goal and the Market Share goal six times but did not achieve the far exceeds achievement level. The achievement level over those six years was between 80% and 168% for the Potential Dividend Spread goal and between 133% and 193% for the Market Share goal. As discussed above, the 2008 PIP was the first time the Board has considered a Community Investment goal in determining an award. Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, member-level detailed information, potential member business, member plans, historical goal performance, industry trends and events and current market conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

With respect to the 2007 and 2006 PIPs, awards were based on how successful the Bank was in achieving two Bank corporate goals (the Potential Dividend Spread goal and the Market Share goal) and how successful the President was in achieving his leadership goals. For the President’s leadership goals during these years, we also used a scale of 0% to 200% to measure his achievement level.

In calculating the awards under the 2007 and 2006 PIPs, the Bank’s Potential Dividend Spread goal, Market Share goal, the President’s leadership goals, and the Board discretionary component were weighted. More weight was given to the Bank’s Potential Dividend Spread goal and Market Share goal than the other components for the President since he is expected to have a significant impact on the Bank’s overall performance and achievements relating to these corporate goals. Between the Potential Dividend Spread goal and Market Share goal, more weight was given to the Market Share goal in 2007 compared to 2006 in order to provide additional emphasis on expanding member business safely and soundly.

The following tables show the goal weights for the President in the 2007 and 2006 PIPs.

PIP	2007	2006
Potential Dividend Spread Goal	32%	36%
Market Share Goal	36	32
Leadership Goals	10	10
Discretionary	22	22

Total	100%	100%

Awards under the 2007 and 2006 PIPs were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the President’s total weighted achievement level. The President’s total weighted achievement level was then used to determine the President’s cash incentive compensation award under both the 2007 and 2006 PIPs.

The following table shows the ranges of potential awards as a percentage of the President’s base salary based on the President’s total weighted achievement level in the 2007 and 2006 PIPs.

Total Weighted Achievement	Award Ranges as a Percentage of Base Salary (rounded)
200%	60%
150-199%	45-59%
100-149%	30-44%
75-99%	15-29%
0-74%	Award at the discretion of the Board of Directors

The 2007 and 2006 PIP award ranges and plan design were intended to appropriately reward the President based on the total achievement level of all goals. For the 2007 and 2006 PIPs, the award ranges as a percentage of base salary were intended to be consistent with delivering a total cash compensation package generally between the 25th and the 50th percentile of the total compensation packages of the Bank’s comparison group for the respective years.

Executive Incentive Plan

We provide an annual (short-term) cash incentive compensation plan, the Executive Incentive Plan, or EIP, that rewards our executive vice president and senior vice presidents (other than our director of audit, who participates in a separate Audit Incentive Plan) for achievement of the senior officer’s individual goals and the Bank’s corporate goals, and includes a discretionary goal to reward achievements that were not necessarily measured or identified under the participant’s individual goals. The EIP is designed to reward these senior officers who are substantially responsible for the Bank’s overall performance and who significantly contribute to and influence achievement of the Bank’s corporate goals.

We use a scale of 0% to 200% to measure the achievement level for the Bank’s corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level. In measuring achievement levels each for individual goals and discretionary goals, we also use a scale of 0% to 200%.

Under the 2008 EIP, the President is responsible for making total annual cash incentive award recommendations to the Board for each senior officer, subject to approval by the Board. As stated above, the Board approved a potential incentive compensation pool in the amount of $3.751 million that may be used for incentive award payments under the 2008 EIP (and the 2008 PIP). Total awards made under the 2008 EIP (and 2008 PIP) may be greater or less than the pool amount, at the discretion of the Board.

Any award determination under the 2008 EIP for the Bank’s executive vice president is based on a compilation of the 2008 plan achievements of the senior vice presidents reporting to the executive vice president (excluding any discretionary component of the senior vice presidents’ achievements exercised by the executive vice president). In addition, the 2008 EIP for the executive vice president includes a discretionary goal component, which is exercised and assessed by the President and represents achievements that were not necessarily measured or identified under the executive vice president’s goals. Unlike the 2007 and 2006 EIPs, where award ranges as a percentage of base salary for the executive vice president were specifically tied to certain total weighted achievement levels, the Board will use its discretion in determining the final amount of any award to the executive vice president under the 2008 EIP.

Any award determination under the 2008 EIP for each senior vice president is based on the achievement of individual goals and the Bank’s aggregate total weighted achievement level of the three Bank corporate goals during 2008. In addition, the 2008 EIP also has a discretionary goal component, which is exercised and assessed by the President and executive vice president and represents achievements that were not necessarily measured or identified under the participant’s individual goals. Unlike the 2007 and 2006 EIPs, where award ranges as a percentage of base salary for the senior vice presidents were specifically tied to certain total weighted achievement levels, the Board will use its discretion in determining the final amount of any awards to the senior vice presidents under the 2008 EIP. In the exercise of the Board’s discretion for any awards made under the 2008 EIP, the Board may continue to follow the formulaic approach used in the 2007 and 2006 EIPs to determine any final awards (that is, 2008 final awards could be based on the 2007 and 2006 EIPs’ specified award ranges as a percentage of base salary to total weighted achievement levels).

In determining the 2008 EIP awards for senior vice presidents, the achievement level of the Bank’s three corporate goals in the aggregate, individual goals, and the discretionary component determined by the President and executive vice president are weighted differently for each officer. Unlike the 2007 and 2006 EIPs, the Board assigned more weight to a senior officer’s individual goals than to the level of achievement of each of the Bank corporate goals in order to place more emphasis on an officer’s individual accomplishments in recognition of the distressed credit environment in 2008 and the belief that the proper course of action and management motivation would be to meet member needs prudently and safely.

For 2008, each senior vice president’s individual goals were customized to address the officer’s primary responsibilities and the unique characteristics of the officer’s role in achieving the Bank’s strategic objectives. The Bank’s strategic objectives are high level actions identified by management (and the Board) as necessary for continued mission success in the face of the Bank’s risks and opportunities over the intermediate term. Examples of these Bank strategic objectives include, among other things, enhancing the advances franchise, enhancing the funding franchise, improving the technology platform, enhancing the affordable housing program and community investment program objectives, and improving the Bank’s financial reporting, risk management, and internal controls.

As of the date of this Annual Report on Form 10-K, the Board has not yet approved any awards under the 2008 EIP and has not yet adopted any EIP for 2009. A decision by the Board regarding any awards under the 2008 EIP may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC.

With respect to the 2007 and 2006 EIPs, awards to the executive vice president and each senior vice president were based on how successful the Bank was in achieving two Bank corporate goals, the Potential Dividend Spread goal and the Market Share goal, and how successful the individual was in achieving his or her individual goals. The 2007 and 2006 EIP awards also included a Board discretionary component representing achievements that were not necessarily measured or identified under the plans.

In calculating 2007 and 2006 EIP awards, the two Bank corporate goals, the individual goals, and the Board discretionary component were weighted differently for different categories of officers. For senior officers, more weight was given to the Bank’s corporate goals than individual goals because the senior officers were expected to have a greater impact on the Bank’s overall performance and achievements relating to these two corporate goals.

The following tables show the goal weights for different categories of officers in the 2008, 2007, and 2006 EIPs.

	2008 Goal Weights
2008 EIP	Executive Vice President	Senior Vice President
Compilation of SVP Goal Achievements	70%	N/A
Corporate Goals	N/A	15-30%
Individual Goals	N/A	50-70
Discretionary	30	15-40

Total	100%	100%

	2007 Goal Weights
2007 EIP	Executive Vice President	Senior Vice President
Potential Dividend Spread Goal	28%	25%
Market Share Goal	32	28
Individual Goals	20	30
Discretionary	20	17

Total	100%	100%

	2006 Goal Weights
2006 EIP	Executive Vice President	Senior Vice President
Potential Dividend Spread Goal	32%	28%
Market Share Goal	28	25
Individual Goals	20	30
Discretionary	20	17

Total	100%	100%

Awards for each officer under the 2007 and 2006 EIPs were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the officer’s total weighted achievement level. The officer’s total weighted achievement level was then used to determine the officer’s cash incentive compensation award. The following table shows the award ranges as a percentage of base salary based on an officer’s total weighted achievement level for the 2007 and 2006 EIPs. For the 2008 EIP, as discussed above, the Board will use its discretion in determining the final amount of any awards to the participants based on the participant’s total weighted achievement level of his or her incentive goals.

2007 and 2006 Award Ranges as a Percentage of Base Salary (rounded)
Total Weighted Achievement	Executive Vice President	Senior Vice President
200%	55%	50%
150-199%	40-54%	37-49%
100-149%	27-39%	25-36%
75-99%	14-26%	12-24%
0-74%	Award at the discretion of the Board of Directors

The 2007 and 2006 EIP award ranges and plan design were intended to appropriately reward officers based on the total achievement level of all goals and taking into account the executive’s ability to impact the Bank’s performance. The 2007 and 2006 EIP award ranges as a percentage of base salary were consistent with delivering total compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group for 2007 and 2006 compensation decisions.

The following table provides an example of how an award under the 2008 EIP could be calculated for a senior vice president assuming a certain percentage of achievement and award range as a percentage of base salary:

Goal	Goal Weight		Achievement		Total Weighted Achievement (rounded)
Corporate Goals (aggregate)	20%	X	172%	=	34.0%
President and EVP Discretionary	20	X	175	=	35.0%
Individual Goals	60	X	175	=	105.0%

	100%				174.0%

	Total Weighted Achievement		Award as a Percentage of 2008 Base Salary
	174.0%		43.5%

The Board had discretion to modify any and all of the cash incentive compensation awards under the EIPs.

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

The EPUP’s awards are based on three-year performance periods consistent with the Bank’s three-year strategic plan. A new three-year performance period is usually established at the beginning of each year, so that there are three separate performance periods in effect at one time. As of the date of this Annual Report on Form 10-K, the Board has not yet adopted any EPUP for 2009 to 2011, and has not yet approved any awards under the 2006 EPUP for the performance period 2006 to 2008. A decision by the Board regarding any awards under the 2006 EPUP may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC. Currently in effect are the 2007 EPUP for the performance period 2007 to 2009, and the 2008 EPUP for the performance period 2008 to 2010.

The EPUP’s awards are based on the total weighted achievement level of the three-year average achievement of two Bank corporate goals, the Potential Dividend Spread goal and the Market Share goal, during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level.

The EPUP identifies specific Potential Dividend Spread targets for each achievement level. The EPUP does not provide specific Market Share targets, but provides that the Market Share achievement level will be calculated at the end of the three-year performance period based on the average of the actual annual achievement levels during the three-year performance period. The two corporate goals in the 2006 and 2008 EPUPs were weighted 60% for the Potential Dividend Spread goal and 40% for the Market Share goal at the target achievement level. In the 2007 EPUP, the two corporate goals were weighted 40% for the Potential Dividend Spread goal and 60% for the Market Share goal at the target achievement level. The change in the relative weights in 2007 was intended to provide additional emphasis on expanding member business in fulfillment of the Bank’s mission.

To calculate an EPUP award, the total weighted achievement level for these two Bank corporate goals is multiplied by the officer’s target award percentage, which is then multiplied by the officer’s base salary in the first year of the three-year performance period.

For the 2008 EPUP, if the total weighted achievement level of the two Bank goals is between 100% and 200% of target, the potential award ranges as a percentage of base salary are as follows: 50% to 100% for the President; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is between 75% and 99% of target, the potential award ranges as a percentage of base salary are as follows: 25% to 49% for the President; 20% to 39% for the executive vice president; and 18% to 34% for senior vice presidents. Except under extraordinary circumstances, no awards will be paid if the percentage achievement level is below 75%. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total cash compensation packages generally between the 50 th and 65th percentile of the total compensation packages of the Bank’s comparison group for 2008.

For the 2006 and 2007 EPUPs, the potential award ranges as a percentage of base salary if the Bank’s total weighted achievement level is between 75% and 200% of target are as follows: 15% to 60% for the President; 14% to 55% for the executive vice president; and 12% to 50% for senior vice presidents. No awards will be paid if the total weighted achievement level is below 75%, except under extraordinary circumstances as determined and approved by the Board. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total cash compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group for the 2006 and 2007 EPUPs.

The awards under the EPUP are designed to be based in large part on the executive’s ability to impact the Bank’s performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plans and Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

The Board has the discretion to increase or decrease awards under the EPUP by 25% to account for performance that is not captured by the EPUP’s specified performance measures. Any awards are paid following Board approval after the end of the three-year performance period.

The following table provides an example of how a 2008 EPUP award would be calculated for a senior vice president assuming an annual base salary of $240,000 and achievement levels of 100% for the Market Share goal and 200% for the Potential Dividend Spread goal:

(40% weight) 3-Year Average Market Share Level Achieved: (Target or 100%)	}	Percentage of Target Payout: 160%	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
(60% weight) 3-Year Average Potential Dividend Spread Achieved: (200% of Target)			$240,000	X	35%	X	160%	=	$134,400

Savings Plan

Our Savings Plan is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all employees, including the named executive officers. Each eligible employee may contribute to the Savings Plan between 2% and 20% of base salary. For employees who have completed six months of service, the Bank matches a portion of the employee’s contribution (50% for employees with less than three years of service, 75% for employees with more than three years but less than five years of service, and 100% for employees with more than five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer contributions at all times.

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

The benefits under the Cash Balance Plan annual benefit component are fully vested after an employee completes three years of service. Vested amounts are generally payable in a lump sum or in an annuity when the employee leaves the Bank.

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

Benefit Equalization Plan

The Benefit Equalization Plan (“BEP”) is an unfunded and non-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code, or the IRC.

For 2008, the maximum before-tax employee annual contribution to the Savings Plan was limited to $15,500 (or $20,500 for participants age 50 and over), and no more than $230,000 of annual earnings could be taken into account in computing an employee’s benefits under the Savings Plan.

For 2008, the IRC also limited the amount of annual compensation that could be considered in calculating an employee’s benefits under the Cash Balance Plan to $230,000. Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plan. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted due to the IRC limitations discussed above.

An employee’s benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until paid. Each year employees can also elect to defer compensation under the BEP (“Supplemental BEP Savings Benefits”) that they could not contribute to the Savings Plan solely because of the limitations under the IRC. The benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC section 409A, we froze the then-existing Benefit Equalization Plan (now referred to as the “Original Benefit Equalization Plan”) and implemented a new Benefit Equalization Plan conforming to section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments. In 2008, participants were permitted pursuant to the transition rules promulgated by the IRS under IRC section 409A to make a special election to change the time or form of payment for any of their five payout elections under the new BEP.

Deferred Compensation Plan

Our Deferred Compensation Plan (“DCP”) is an unfunded and non-qualified deferred compensation plan, consisting of three components: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Nonqualified Deferred Compensation Table.”

The DCP is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing Deferred Compensation Plan (now referred to as the “Original Deferred Compensation Plan”) and implemented a new Deferred Compensation Plan conforming to Section 409A amendments, which changed the participant election process related to the time and form of benefit payments.

Under the new DCP, participants’ make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, or 50% survivor annuity upon termination of employment, a set date or age after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment. However, if the participant elects to receive his or her distribution at death and survives to the later of age 70 1/2 or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be made with respect to both the make-up Cash Balance Plan benefits under the DCP and the make-up Cash Balance Plan benefits under the BEP.

A participant’s deferred compensation and the Bank’s make-up matching contributions credited under the new DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect a form of payment, his or her distribution shall be a lump sum at termination of employment.

For participant deferred compensation and make-up matching contributions credited under the Original DCP, participants can accelerate or delay the payout date for benefits as long as the Bank is provided with 12 months prior notice, or participants can elect an immediate lump sum distribution subject to a 10% forfeiture of the participant’s account.

Participants are permitted to make five separate payout elections (a payout date and form of payment) under each of the new DCP and the Original DCP for distribution of participant deferrals and Bank matching contribution credits. In 2008, participants were permitted pursuant to the transition rules promulgated by the IRS under IRC section 409A to make a special election to change the time or form of payment for any of their five payout elections under the new DCP.

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan to the Bank’s senior officers, including the named executive officers. This plan is an unfunded and non-qualified retirement benefit plan that provides a cash balance benefit to the Bank’s senior officers that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The Supplemental Executive Retirement Plan supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the Supplemental Executive Retirement Plan are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the following table. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior year. Contribution credits under the Supplemental Executive Retirement Plan are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, Supplemental Executive Retirement Plan benefits are limited to the extent that any participant’s total pension retirement income is projected to exceed fifty percent (50%) of the participant’s final average pay. Final average pay is defined as a participant’s highest average annual compensation during any three consecutive years during which he or she is a participant in the Supplemental Executive Retirement Plan. Annual benefits accrued under the Supplemental Executive Retirement Plan vest at the earlier of three years after they are earned or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

The normal form and time of payment of benefits under the Supplemental Executive Retirement Plan is a lump sum upon the earlier of termination of employment, death or disability. Upon a timely election, a participant may elect an optional form of payment to commence after termination of employment as specified in the plan.

No benefits are paid under the Supplemental Executive Retirement Plan if a participant’s employment is terminated for cause (as defined in the plan). In addition, if a participant terminates employment prior to age 62, the final three years of benefits are forfeited.

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

EEO-Personnel-Compensation Committee

John T. Wasley, Chairman

John F. Luikart, Vice Chairman

Reginald Chen

David A. Funk

James P. Giraldin

COMPENSATION TABLES

Summary Compensation Table

As of December 31, 2008

(In whole dollars)

Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non- Qualified Deferred Compensation(3)	All Other Compensation(4),(5)	Total
Dean Schultz	2008	$725,000		$—	$—	$532,468	$58,484	$1,315,952
President and	2007	682,500		348,500	259,200	499,049	56,205	1,845,454
Chief Executive Officer	2006	650,000		329,500	244,200	407,092	53,952	1,684,744

Lisa B. MacMillen	2008	450,000		—	—	243,454	34,151	727,605
Executive Vice President and	2007	230,500		186,800	109,600	71,444	20,751	619,095
Chief Operating Officer(6)

Steven T. Honda	2008	345,864	(7)	—	—	117,117	28,227	491,208
Senior Vice President and	2007	298,000		131,300	98,500	88,088	26,004	641,892
Chief Financial Officer	2006	283,800		123,200	100,200	87,320	24,809	619,329

Lawrence H. Parks	2008	398,478	(8)	—	—	106,243	26,003	530,724
Senior Vice President	2007	381,290	(9)	160,800	118,800	112,364	22,107	795,361
External and Legislative Affairs	2006	359,826	(10)	154,400	119,200	61,301	29,772	724,499

Stephen P. Traynor	2008	330,000		—	—	92,281	27,224	449,505
Senior Vice President	2007	296,900		131,200	97,500	70,444	26,047	622,091
Financial Services and Community Investment	2006	282,800		126,000	98,800	78,981	24,779	611,360

David H. Martens	2008	342,691	(11)	—	—	96,972	24,645	464,308
Senior Vice President	2007	310,484	(12)	125,800	95,500	78,883	21,246	631,913
Enterprise Risk Management	2006	275,800		122,900	96,900	62,159	21,952	579,711

(1)	Represents amounts paid under the 2007 and 2006 PIPs and EIPs. The Board has not yet approved any awards under the 2008 PIP or 2008 EIP related to 2008, which would be paid in 2009. Decisions by the Board regarding any awards under the 2008 PIP and 2008 EIP may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President’s Incentive Plan” and “– Executive Incentive Plan.”
(2)	Represents amounts paid under the 2005 and 2004 EPUPs. The Board has not yet approved any awards under the 2006 EPUP for the three-year performance period 2006 to 2008, which would be paid in 2009. A decision by the Board regarding any awards under the 2006 EPUP may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.”
(3)	Represents the aggregate change in actuarial present value of each of the named executive officers’ accumulated benefits under the Bank’s qualified and nonqualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers’ Deferred Compensation Plan accounts.
(4)	Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.
(6)	Lisa MacMillen became executive vice president and chief operating officer effective October 15, 2007. During 2006 and up until her appointment as executive vice president and chief operating officer, Ms. MacMillen served as senior vice president and corporate secretary. Ms. MacMillen’s 2007 EIP award was calculated using her 2007 base salary of $430,000 as executive vice president and chief operating officer and using the executive vice president award ranges for the full year.
(7)	Of this amount, $15,864 represents a vacation cash-out payment.
(8)	Of this amount, $18,278 represents a vacation cash-out payment.
(9)	Of this amount, $17,490 represents a vacation cash-out payment.
(10)	Of this amount, $13,326 represents a vacation cash-out payment.
(11)	Of this amount, $12,691 represents a vacation cash-out payment.
(12)	Of this amount, $20,884 represents a vacation cash-out payment.

Grants of Non-Equity Incentive Plan-Based Awards

(President’s Incentive Plan, Executive Incentive Plan, and Executive Performance Unit Plan)

(In whole dollars)

				Estimated Payout Ranges(1), (2)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2008 EPUP	2008-2010	February 2011	$181,300	$362,500	$725,000

Lisa B. MacMillen	2008 EPUP	2008-2010	February 2011	$90,000	$180,000	$360,000

Steven T. Honda	2008 EPUP	2008-2010	February 2011	$59,400	$115,500	$231,000

Lawrence H. Parks	2008 EPUP	2008-2010	February 2011	$68,400	$133,100	$266,100

Stephen P. Traynor	2008 EPUP	2008-2010	February 2011	$59,400	$115,500	$231,000

David H. Martens	2008 EPUP	2008-2010	February 2011	$59,400	$115,500	$231,000

(1)	Estimated payouts for the 2008 EPUP’s three-year performance period are what could be earned and are calculated using the base salaries in effect on February 1 at the beginning of each performance period. Awards, if any, under these plans are payable in the year following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plans.”
(2)	No information is provided for the 2008 PIP or the 2008 EIP because the award range as a percentage of base salary was not included in these respective plans, and therefore, the estimated payout ranges of these plans are not available. As of the date of this Annual Report on Form 10-K, the Board has not yet approved any awards under the 2008 PIP and the 2008 EIP. A decision by the Board regarding any awards under these plans may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President’s Incentive Plan” and “– Executive Incentive Plan.”

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (President’s Incentive Plan, Executive Incentive Plan and Executive Performance Unit Plan) Table

At Will Employees

All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time and the Bank may terminate their employment at any time for any reason or no reason, with or without cause and with or without notice.

The 2008 base salaries of the current named executive officers were as follows: Dean Schultz, $725,000; Lisa B. MacMillen, $450,000; Steven T. Honda, $330,000; Lawrence H. Parks, $380,200; Stephen P. Traynor, $330,000; and David H. Martens, $330,000. For 2009, the salaries of the named executive officers remained the same as their respective 2008 base salaries except with respect to the executive vice president, for whom the Board approved an equity adjustment of a four percent increase from the executive vice president’s 2008 base salary in order to deliver a total compensation package for the executive vice president generally between the 50th and 65th percentile of the total compensation package for similar positions in the Bank’s comparison group.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that distractions by such uncertain job security may have a detrimental impact on the executive’s performance. If the employment of any of the named executive officers had been terminated on December 31, 2008, because the employee’s job or position were eliminated or because the job or position had been substantially modified so that the employee were no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive would have been as follows: Dean Schultz, $726,903; Lisa B. MacMillen, $452,219; Steven T. Honda, $314,731; Lawrence H. Parks, $282,530; Stephen P. Traynor, $282,972; and David H. Martens, $262,538.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

As of the date of this Annual Report on Form 10-K, the Board has not yet approved any awards under the 2008 PIP, the 2008 EIP, or the 2006 EPUP. A decision by the Board regarding any awards under these plans may be made at the end of March 2009, and, if a decision is made to grant any awards, the information will be submitted to the Finance Agency for its review and disclosed in a Form 8-K filed with the SEC.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2008, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	23.750	$255,272	$—
	Financial Institutions Retirement Fund	11.000	436,059	—
	Benefit Equalization Plan	23.750	2,045,584	—
	Deferred Compensation Plan	23.750	48,736	—
	Supplemental Executive Retirement Plan	6.000	776,579	—

Lisa B. MacMillen	Cash Balance Plan	22.417	176,855	—
	Financial Institutions Retirement Fund	9.417	62,735	—
	Benefit Equalization Plan	22.417	24,446	—
	Deferred Compensation Plan	22.417	305,456	—
	Supplemental Executive Retirement Plan	6.000	231,513	—

Steven T. Honda	Cash Balance Plan	14.917	215,269	—
	Financial Institutions Retirement Fund	1.917	35,610	—
	Benefit Equalization Plan	14.917	84,719	—
	Deferred Compensation Plan	14.917	123,778	—
	Supplemental Executive Retirement Plan	6.000	264,437	—

Lawrence H. Parks	Cash Balance Plan	11.333	175,114	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	11.333	110,037	—
	Deferred Compensation Plan	11.333	30,173	—
	Supplemental Executive Retirement Plan	6.000	255,322	—

Stephen P. Traynor	Cash Balance Plan	13.250	208,519	—
	Financial Institutions Retirement Fund	0.250	2,581	—
	Benefit Equalization Plan	13.250	51,341	—
	Deferred Compensation Plan	13.250	36,500	—
	Supplemental Executive Retirement Plan	6.000	249,864	—

David H. Martens	Cash Balance Plan	12.167	187,162	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	12.167	54,035	—
	Deferred Compensation Plan	12.167	36,838	—
	Supplemental Executive Retirement Plan	6.000	237,147	—

(1)	For purposes of this table, the present value of accumulated benefits as of December 31, 2008 (measured at December 31, 2008), was calculated using a discount rate of 6.50%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Nonqualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the President, the chief operating officer, the chief financial officer, and the other named executive officers as of December 31, 2008.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2008 Executive Contributions	2008 Bank Contributions(1)	Aggregate Earnings/(Losses) in 2008	Aggregate Withdrawals/ Distributions in 2008	Yearend 2008 Aggregate Balance
Dean Schultz
President and
Chief Executive Officer	2008	$505,219	$—	$—	$(158,418)	$—	$346,801

Lisa B. MacMillen
Executive Vice President and Chief Operating Officer	2008	3,817,454	642,945	21,600	(699,408)	—	3,782,591

Steven T. Honda
Senior Vice President and
Chief Financial Officer	2008	2,032,654	420,658	12,240	(239,706)	839,321	1,386,525

Lawrence H. Parks
Senior Vice President
External and Legislative Affairs	2008	434,424	60,000	3,600	3,573	254,292	247,305

Stephen P. Traynor
Senior Vice President
Financial Services and Community Investment	2008	986,862	160,948	—	(472,095)	—	675,715

David H. Martens
Senior Vice President
Enterprise Risk Management	2008	660,706	—	—	(116,459)	—	544,247

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.

Narrative to Nonqualified Deferred Compensation Table

The Nonqualified Deferred Compensation Table presents information about our Deferred Compensation Plan (DCP), which is designed to allow Bank officers to defer up to 100% of base salary and short-term and long-term incentive cash compensation awards. Directors may also participate in the DCP to defer up to 100% of their director fees.

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

Income taxes are deferred until a participant receives payment of funds from the plan. Participants may elect payouts in a lump sum or over a payout period from two to ten years. A participant may change any previously elected payment schedule by submitting a written election. Any written election to change the payment schedule must be made at least 12 months prior to the original payout date, and the new payout date, in most cases, must be at least 5 years from the original payout date. In 2008, participants were permitted pursuant to the transition rules promulgated by the IRS under IRC section 409A to make a special election to change the time or form of payment for any of their five payout elections under the new DCP. In this regard, Mr. Honda and Mr. Parks made a one time election in 2008 to change their election to withdraw $839,321 and $254,292, respectively, from their respective DCP accounts.

Director Compensation

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business. For 2008, we paid fees up to aggregate annual limits that were set by the Federal Housing Finance Board. The directors’ compensation arrangements for 2008 were as follows:

Director Compensation Table

As of December 31, 2008

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$31,232
James P. Giraldin, Vice Chairman	24,986
James F. Burr(1)	15,250
Reginald Chen	18,739
David A. Funk	18,739
Melinda Guzman(2)	18,739
W. Douglas Hile	18,739
Gregory A. Kares(3)	11,000
D. Tad Lowrey	18,739
John F. Luikart	18,739
Kevin Murray	18,739
Robert F. Nielsen(4)	18,739
John F. Robinson(5)	18,739
Scott C. Syphax	18,739
John T. Wasley	18,739

Total	$288,597

(1)    For 2008, James F. Burr’s service as a director began on January 4, 2008, and ended effective July 4, 2008.

(2)    Melinda Guzman’s service as a director ended effective December 31, 2008.

(3)    For 2008, Gregory A. Kares service as a director began on August 1, 2008.

(4)    Robert F. Nielsen’s service as a director ended effective December 31, 2008.

(5)    John F. Robinson’s service as a director ended effective October 9, 2008.

Director Meeting Fees – 2008

(In whole dollars)

Type of Meeting	Position	Meeting Fees
Board	Chairman	$4,000
Board	Vice Chairman	3,000
Board	Director	2,000
Board Committee or Directors’ orientation/conference	Director	750	*

* Subject to an annual limit of $13,000 per director

Director Annual Compensation Limits – 2008

(In whole dollars)

Position	Annual Limit
Chairman	$31,232
Vice Chairman	24,986
Director	18,739

Directors may defer their fees under the DCP. In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. The Bank reimbursed directors for travel and related expenses totaling $282,994 in 2008.

For director compensation beginning in 2009, the Housing Act amended section 7(i) of the FHLBank Act (the Act), eliminating the specified limitations on FHLBank director compensation and subjecting director compensation to approval by the Director of the Finance Agency. In accordance with regulations governing the FHLBanks, the Bank established a formal policy governing the compensation and expense reimbursement to be provided to its directors for 2009. For 2009, the Bank will pay an annual retainer and meeting fees for attendance at certain meetings.

In connection with setting director compensation for 2009, the Bank participated in an FHLBank System review of director compensation, which included a director compensation study prepared by McLagan Partners. The study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 firms. The study recommended setting a straight annual retainer at the lower end of the commercial bank benchmarks, with additional retainer amounts for the chairman, vice-chairman, and committee chair positions. The Bank’s Board followed the study’s recommendation and set 2009 annual compensation for the Bank’s directors near the lower end of the median level of director compensation for smaller-sized commercial banks. The director compensation arrangements for 2009 are set forth in the table below.

Position	Annual Retainer	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$42,000	$18,000	$60,000
Vice Chairman	37,000	18,000	55,000
Committee Chair	32,000	18,000	50,000
Director	27,000	18,000	45,000

Retainers will be paid in six equal installments, after each regularly scheduled Board meeting. In addition, each director will receive a fee of $3,000 for attending any portion of each of the six regularly scheduled two-day Board meetings.

In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, directors’ official duties include:

•	Meetings of the Board and Board committees,

•	Meetings requested by the Finance Agency and FHLBank System committees,

•	Meetings of the Council of Federal Home Loan Banks and its committees,

•	Meetings of the Bank’s Affordable Housing Advisory Council,

•	Events attended on behalf of the Bank when requested by the President in consultation with the chairman, and

•	Other events attended on behalf of the Bank with the prior approval of the EEO-Personnel-Compensation Committee of the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2009.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.	38,765,313	29.0%
3900 Paradise Road, Suite 127 Las Vegas, NV 89109

JPMorgan Chase Bank, National Association	26,953,401	20.1
1111 Polaris Parkway Columbus, Ohio 43240

Wachovia Mortgage, FSB	15,723,264	11.8
6825 Aliante Parkway North Las Vegas, NV 89084

Bank of America California, N.A.	7,061,396	5.3
555 California Street, 6th Floor San Francisco, CA 94104

Total	88,503,374	66.2%

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 28, 2009.

Capital Outstanding to Members

With Officers or Directors Serving as Directors of the Bank

As of February 28, 2009

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Reginald Chen	Citibank, N.A.	Las Vegas	NV	38,765,313	29.0%
James P. Giraldin	First Federal Bank of California	Santa Monica	CA	1,151,500	0.9
Timothy R. Chrisman	Pacific Western Bank	Santa Monica	CA	337,824	0.3
D. Tad Lowrey	CapitalSource Bank	Los Angeles	CA	201,954	0.2
W. Douglas Hile	Meridian Bank, N.A.	Wickenburg	AZ	57,788	0.0
David A. Funk	Nevada Security Bank	Reno	NV	26,516	0.0

Total				40,540,895	30.4%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank’s capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities (MBS) from members with officers or directors who serve as directors of the Bank or from 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% shareholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

The Bank may also use members with officers or directors who serve as directors of the Bank or that are 5% shareholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

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

Director Independence

General

Under the SEC’s rules the Bank is required to identify directors who are independent, and members of the Bank’s Audit Committee and EEO-Personnel-Compensation committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank’s common stock is not listed on a national securities exchange or automated quotation system, and the Bank’s Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank’s Audit Committee set forth in the rules of the Federal Housing Finance Board (Finance Board) and looks to the Finance Board independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the NASDAQ.

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) amended the Securities Exchange Act of 1934 (1934 Act) to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with, the Bank).

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

Applying the Finance Board director independence standards, the Board has determined that all former directors who served in 2008 were, and all current directors are, independent.

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

In addition, the NASDAQ rules set forth seven (7) relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if the director is, or has a “family member” who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more. This particular relationship is referred to below as the payments/revenues relationship.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Luikart, Mr. Murray, Mr. Syphax, and Mr. Wasley, who were appointed to the Board by the Finance Board and are not employed by any member institution, are independent, and were independent in 2008, under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board also determined that the following directors, who served in 2008 but are not currently serving as directors, were independent: Mr. Nielsen and Ms. Guzman.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent, and were independent in 2008, under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Chrisman, Mr. Giraldin, Mr. Funk, Mr. Hile, and Mr. Lowrey.

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

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board’s director independence standards, all former Audit Committee members who served in 2008 were independent, and all current Audit Committee members are independent.

If the Board uses the NASDAQ rules, the following Audit Committee members who served in 2008 were not considered independent because their member institutions failed the payments/revenues relationship criteria: Mr. Burr, Mr. Chen, Mr. Kares, and Mr. Robinson. After the enactment of the Housing Act, the Board reconstituted the Audit Committee with directors who in addition to meeting the NASDAQ standards of independence, met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Under the Finance Board’s director independence standards, all former EEO-Personnel-Compensation Committee members who served in 2008 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

If the Board uses the NASDAQ rules, the following director who served in 2008 and who continues to serve on the EEO-Personnel-Compensation Committee is not considered independent because his member institution failed the payments/revenues relationship criteria: Mr. Chen. Using the NASDAQ rules, the following former EEO-Personnel-Compensation Committee members who served on the EEO-Personnel-Compensation Committee in 2008 were not considered independent because their respective member institutions failed the payments/revenues relationship criteria: Mr. Burr and Mr. Kares.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2008 and 2007, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2008	2007
Audit fees	$1.5	$1.2

Total	$1.5	$1.2

Audit Fees.  Audit fees during 2008 and 2007 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the quarterly financial statements included in the Bank’s Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.

The Bank is exempt from all federal, state, and local taxation. Therefore, no tax fees were paid during 2008 and 2007.

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

In 2008 and 2007, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b) Exhibits

Exhibit No.	Description

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated, effective December 5, 2008, incorporated by reference to Exhibit 3.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008 (Commission File No. 000-51398)

4.1	Capital Plan, as amended and restated, effective March 19, 2009

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2009

10.2	Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3	Form of Senior Officer Indemnification Agreement incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.4	Board Resolution for Directors’ 2009 Compensation and Expense Reimbursement Policy

10.5	2008 Executive Incentive Plan

10.6	2008 Executive Performance Unit Plan

10.7	2007 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.8	2006 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 (Commission File No. 000-51398)

10.9	2008 President’s Incentive Plan

10.10	Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.11	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.12	Deferred Compensation Plan, established effective January 1, 2005, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.13	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.14 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Corporate Officer Severance Policy, restated February 22, 2008, incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008 (Commission File No. 000-51398)

10.15	United States Department of the Treasury Lending Agreement, dated September 9, 2008, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2008 (Commission File No. 000-51398)

10.16	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2008

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

+	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer
March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

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