Form 10-Q
period 2009-03-31
Federal Home Loan Bank of San Francisco
filed 2009-05-15
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2009
Class B Stock, par value $100	134,132,665

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,987	$19,632
Federal funds sold	12,384	9,431
Trading securities(a)	34	35
Held-to-maturity securities (fair values were $40,723 and $44,270, respectively)(b)	47,183	51,205
Advances (includes $35,676 and $38,573 at fair value under the fair value option, respectively)	203,904	235,664
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1.1 and $1.0, respectively	3,586	3,712
Accrued interest receivable	505	865
Premises and equipment, net	21	20
Derivative assets	508	467
Receivable from REFCORP	21	51
Other assets	154	162

Total Assets	$270,287	$321,244
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$104	$491
Term	128	103
Other	3	8
Non-interest-bearing – Other	4	2

Total deposits	239	604

Consolidated obligations, net:
Bonds (includes $36,262 and $30,286 at fair value under the fair value option, respectively)	189,382	213,114
Discount notes	66,239	91,819

Total consolidated obligations	255,621	304,933

Mandatorily redeemable capital stock	3,145	3,747
Accrued interest payable	1,124	1,451
Affordable Housing Program	182	180
Derivative liabilities	393	437
Other liabilities	91	107

Total Liabilities	260,795	311,459

Commitments and Contingencies (Note 11)
Capital (Note 7):
Capital stock–Class B–Putable ($100 par value) issued and outstanding:
102 shares and 96 shares, respectively	10,238	9,616
Unrestricted retained earnings	471	—
Restricted retained earnings	398	176
Accumulated other comprehensive loss	(1,615)	(7)

Total Capital	9,492	9,785

Total Liabilities and Capital	$270,287	$321,244

(a)	At March 31, 2009, and at December 31, 2008, none of these securities were pledged as collateral that may be repledged.
(b)	Includes $233 at March 31, 2009, and $307 at December 31, 2008, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2009	2008
Interest Income:
Advances	$1,065	$2,584
Federal funds sold	7	132
Trading securities	—	1
Held-to-maturity securities	435	617
Mortgage loans held for portfolio	43	49

Total Interest Income	1,550	3,383

Interest Expense:
Consolidated obligations:
Bonds	860	2,348
Discount notes	256	790
Deposits	—	10
Mandatorily redeemable capital stock	—	3

Total Interest Expense	1,116	3,151

Net Interest Income	434	232

Other (Loss)/Income:
Net gain on trading securities	1	—
Total other-than-temporary impairment losses on held-to-maturity securities	(1,156)	—
Portion of loss recognized in other comprehensive income	1,068	—

Net impairment losses on held-to-maturity securities (credit loss)	(88)	—
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(183)	274
Net gain/(loss) on derivatives and hedging activities	34	(155)
Other	—	1

Total Other (Loss)/Income	(236)	120

Other Expense:
Compensation and benefits	15	14
Other operating expense	11	7
Federal Housing Finance Agency/Federal Housing Finance Board	3	2
Office of Finance	2	2

Total Other Expense	31	25

Income Before Assessments	167	327

REFCORP	30	60
Affordable Housing Program	14	27

Total Assessments	44	87

Net Income	$123	$240

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	6	554					554
Repurchase/redemption of capital stock	(1)	(97)					(97)
Capital stock reclassified to mandatorily redeemable capital stock		(2)					(2)
Comprehensive income:
Net income				240	240		240
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							241

Transfers to restricted retained earnings			65	(65)	—		—
Dividends on capital stock (5.73%)
Stock issued	2	191		(191)	(191)		—

Balance, March 31, 2008	141	$14,049	$292	$—	$292	$(2)	$14,339
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(b)				570	570	(570)	—
Issuance of capital stock	—	20					20
Capital stock reclassified from mandatorily redeemable capital stock, net	6	602					602
Comprehensive income:
Net income				123	123		123
Other comprehensive income:
Other-than-temporary impairment loss – noncredit portion(c)						(1,068)	(1,068)
Accretion of impairment loss						30	30

Other-than-temporary impairment loss related to all other factors						(1,038)	(1,038)

Total comprehensive income							(915)

Transfers to restricted retained earnings			222	(222)	—		—

Balance, March 31, 2009	102	$10,238	$398	$471	$869	$(1,615)	$9,492

(a)	Adjustments to the opening balance consist of the effects of adopting SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements in the Bank’s 2008 Form 10-K.
(b)	Adjustments to the opening balance consist of the effects of adopting FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. For more information, see Note 2 to the Financial Statements.
(c)	Includes additional other-than-temporary impairment (credit loss) of $50 reclassified to income for previously impaired securities.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2009	2008
Cash Flows from Operating Activities:
Net Income	$123	$240
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	(83)	(77)
Non-cash interest on mandatorily redeemable capital stock	—	3
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	183	(274)
Change in net fair value adjustment on derivatives and hedging activities	(284)	(203)
Other-than-temporary impairment charge on held-to-maturity securities	88	—
Net change in:
Accrued interest receivable	374	436
Other assets	19	(45)
Accrued interest payable	(332)	(426)
Other liabilities	15	33

Total adjustments	(20)	(553)

Net cash provided/(used) in operating activities	103	(313)

Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(2,953)	(7,943)
Premises and equipment	(2)	(1)
Trading securities:
Proceeds from maturities	1	2
Held-to-maturity securities:
Net decrease in short-term	1,269	2,109
Proceeds from maturities of long-term	1,622	1,425
Purchases of long-term	—	(7,524)
Advances:
Principal collected	316,521	360,475
Made to members	(285,150)	(356,740)
Mortgage loans held for portfolio:
Principal collected	124	107

Net cash provided/(used) in investing activities	31,432	(8,090)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2009	2008
Cash Flows from Financing Activities:
Net change in:
Deposits	(501)	946
Borrowings from other Federal Home Loan Banks	—	(955)
Other borrowings	—	(100)
Net payments on derivative contracts with financing elements	36	—
Net proceeds from consolidated obligations:
Bonds issued	23,623	52,238
Discount notes issued	47,064	212,110
Payments for consolidated obligations:
Bonds matured or retired	(46,856)	(50,740)
Discount notes matured or retired	(72,566)	(205,531)
Proceeds from issuance of capital stock	20	554
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(21)
Payments for repurchase/redemption of capital stock	—	(97)

Net cash (used)/provided by financing activities	(49,180)	8,404

Net (decrease)/increase in cash and cash equivalents	(17,645)	1
Cash and cash equivalents at beginning of year	19,632	5

Cash and cash equivalents at end of year	$1,987	$6
Supplemental Disclosures:
Interest paid during the period	$1,905	$4,313
Affordable Housing Program payments during the period	12	8
REFCORP payments during the period	—	55
Transfers of mortgage loans to real estate owned	—	—
Non-cash dividends on capital stock	—	191

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Background Information

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted, and among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the Federal Home Loan Banks (FHLBanks) effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout these notes to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Note 1 – Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates includes the fair value of derivatives, investments classified as other-than-temporarily impaired, certain advances, and certain consolidated obligations that are reported at fair value in the Statements of Condition. In addition, significant judgments, estimates, and assumptions were made in the determination of other-than-temporarily impaired securities. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2008 Form 10-K. Other changes to these policies as of March 31, 2009, are discussed in Note 2 to the Financial Statements.

Note 2 – Recently Issued Accounting Standards and Interpretations

Adoption of FSP FAS 157-2. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), until January 1, 2009, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Bank adopted FSP FAS 157-2 as of January 1, 2009, and its adoption did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Adoption of SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank adopted SFAS 161 on January 1, 2009. Its adoption resulted in increased financial statement disclosures.

Adoption of FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing OTTI disclosures for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the statements of earnings. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt either FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), or FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) early, the entity is also required to adopt FSP FAS 115-2 and FAS 124-2 early. In addition, if an entity elects to adopt FSP FAS 115-2 and FAS 124-2 early, it is required to adopt FSP FAS 157-4 early. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive income. Had the Bank elected not to adopt FSP FAS 115-2 and FAS 124-2 early, the Bank would have recognized the entire OTTI amount in net income in the first quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 also increased financial statement disclosures.

Adoption of FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1 early, the entity is also required to adopt FSP FAS 157-4 early. In addition, if an entity elects to adopt FSP FAS 157-4 early, it is also required to adopt FSP FAS 115-2 and FAS 124-2 early. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted FSP FAS 157-4 as of January 1, 2009. FSP FAS 157-4 did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Adoption of FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt FSP FAS 107-1 and APB 28-1 early only if it also elects to adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 early. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 as of January 1, 2009. Its adoption resulted in increased financial statement disclosures.

FSP FAS 132(R)-1. On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, to provide guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Bank). In periods after initial adoption, FSP FAS 132(R)-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. As FSP FAS 132(R)-1 affects financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosures.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2009

	Amortized Cost(1)	Impairment Related to All Other Factors Recognized in Accumulated Other Comprehensive Income(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Interest-bearing deposits in banks	$8,358	$—	$8,358	$—	$(1)	$8,357
Commercial paper	1,724	—	1,724	—	—	1,724
Housing finance agency bonds	777	—	777	—	(77)	700
Subtotal	10,859	—	10,859	—	(78)	10,781
Mortgage-backed securities (MBS):
Ginnie Mae	18	—	18	—	—	18
Freddie Mac	4,199	—	4,199	103	(3)	4,299
Fannie Mae	9,720	—	9,720	223	(7)	9,936
Non-agency	23,995	(1,608)	22,387	8	(6,706)	15,689
Total MBS	37,932	(1,608)	36,324	334	(6,716)	29,942
Total	$48,791	$(1,608)	$47,183	$334	$(6,794)	$40,723

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, the amortized cost basis includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). In addition, the carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income.

December 31, 2008

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$11,200	$—	$—	$11,200
Commercial paper	150	—	—	150
Housing finance agency bonds	802	4	—	806
Subtotal	12,152	4	—	12,156
MBS:
Ginnie Mae	19	—	(1)	18
Freddie Mac	4,408	57	(8)	4,457
Fannie Mae	10,083	99	(22)	10,160
Non-agency	24,543	—	(7,064)	17,479
Total MBS	39,053	156	(7,095)	32,114
Total	$51,205	$160	$(7,095)	$44,270

(1)	At December 31, 2008, amortized cost was equivalent to carrying value.

As of March 31, 2009, all of the interest-bearing deposits in banks had a credit rating of at least A, all of the commercial paper had a credit rating of A, and all of the housing finance agency bonds had a credit rating of at least AA. In addition, as of March 31, 2009, all of the agency MBS had a credit rating of AAA, and 69% of

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

the non-agency MBS were rated above investment grade (46% had a credit rating of AAA based on the amortized cost), with the remainder rated below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings. All of the Bank’s agency and non-agency MBS are collateralized by residential mortgages.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2009

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Interest-bearing deposits in banks	$8,357	$1	$—	$—	$8,357	$1
Commercial paper	250	—	—	—	250	—
Housing finance agency bonds	700	77	—	—	700	77
Subtotal	9,307	78	—	—	9,307	78
MBS:
Ginnie Mae	9	—	8	—	17	—
Freddie Mac	99	1	319	2	418	3
Fannie Mae	564	5	249	2	813	7
Non-agency(1)	164	58	15,525	8,256	15,689	8,314
Total temporarily impaired	$10,143	$142	$16,101	$8,260	$26,244	$8,402

December 31, 2008

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Ginnie Mae	$10	$—	$8	$1	$18	$1
Freddie Mac	707	6	44	2	751	8
Fannie Mae	2,230	20	117	2	2,347	22
Non-agency	3,708	1,145	12,847	5,919	16,555	7,064
Total temporarily impaired	$6,655	$1,171	$13,016	$5,924	$19,671	$7,095

(1)	Represents investments for which a portion of the unrealized losses has been recognized as an OTTI in other comprehensive income.

As indicated in the tables above, as of March 31, 2009, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $8,402, primarily relating to non-agency MBS. The gross unrealized losses associated with the non-agency MBS were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether or not it expects to recover the entire cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between the Bank’s best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. In addition, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its agency MBS are temporary.

For its non-agency MBS, the Bank analyzed all of the securities with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used in selecting each of these securities for further analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value; adverse rating agency actions on the security, including negative watch and/or downgrade; and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date. For each of the selected securities, the Bank performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. A significant input to the model is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the Bank modified certain assumptions in its models to reflect higher default rates, more extreme loss severities, and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses were allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. The Bank uses these models to estimate the expected cash flows from its securities as part of its process for assessing whether it is likely that the Bank will not recover the entire cost basis of the security.

Based on these analyses and reviews, the Bank determined that 43 of its non-agency MBS were other-than-temporarily impaired at March 31, 2009, because the Bank determined it was likely that it would not recover the entire cost basis of each of these securities. These securities included the 15 securities that had previously been identified as other-than-temporarily impaired in 2008 and 28 securities that were first identified as other-than-temporarily impaired in the first quarter of 2009. Because of continued deterioration in the non-agency MBS market, for 14 of the non-agency MBS previously identified as other-than-temporarily impaired, the Bank recorded an additional impairment of $50 related to credit loss and an additional impairment of $53 related to all other factors. For the 28 newly identified non-agency MBS with OTTI, the Bank recorded an impairment of $38 related to credit loss and an impairment of $1,015 related to all other factors.

In accordance with FSP FAS 115-2 and FAS 124-2, for the first quarter of 2009, the impairment related to the credit loss of $88 was reflected in “Other (loss)/income” and the impairment related to all other factors of $1,068 was reflected in “Other comprehensive income.” The estimated impairment related to all other factors will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At March 31, 2009, the estimated weighted average life of these securities was approximately four years.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended March 31, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, beginning of the period(1)	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	38	1,015	1,053
Additional charges on securities for which OTTI was previously recognized	50	53	103
Accretion of impairment related to all other factors	—	(30)	(30)
Balance, end of the period	$108	$1,608	$1,716

(1)	The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive income.

In determining the estimated fair value of non-agency MBS at March 31, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank primarily used prices from an external pricing service to estimate the fair value of its agency MBS at March 31, 2009.

In evaluating the resulting estimated fair value of non-agency MBS at March 31, 2009, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing non-agency MBS.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected.

The following table presents the Bank’s other-than-temporarily impaired non-agency MBS by loan collateral type:

	At March 31, 2009				For the Three Months Ended March 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$144	$143	$57	$87	$—	$—	$—
Alt-A, option ARM	944	919	488	431	25	417	442
Alt-A, other	2,705	2,633	1,063	1,578	63	651	714
Total	$3,793	$3,695	$1,608	$2,096	$88	$1,068	$1,156

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the other-than-temporarily impaired non-agency MBS as of March 31, 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the write-down:

March 31, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Alt-A	$—	$88	$88	$—	$1,068	$1,068
Total	$—	$88	$88	$—	$1,068	$1,068

For the Bank’s non-agency MBS that were not other-than-temporarily impaired as of March 31, 2009, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2009, the unrealized losses on these remaining non-agency MBS are temporary. Sixty-three percent of the non-agency MBS that were not other-than-temporarily impaired were rated investment grade (41% were rated AAA based on the amortized cost), with the remainder rated below investment grade. The securities rated below investment grade were included in the population of securities with adverse characteristics that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities did not require an OTTI charge. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the fair value of MBS may decline further and the Bank may experience other-than-temporary impairment of additional MBS investments in future periods, as well as further impairments of securities that were identified as other-than-temporarily impaired as of March 31, 2009. Additional future OTTI charges could adversely affect the Bank’s earnings and retained earnings. The Bank cannot predict whether it will be required to record additional OTTI charges on its MBS investments in the future.

At March 31, 2009, MBS representing 42% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

From April 1, 2009, through May 8, 2009, the rating agencies downgraded certain non-agency MBS held by the Bank with an amortized cost of approximately $2.5 billion and a fair value of approximately $1.8 billion, and placed approximately $2.3 billion of the Bank’s non-agency MBS on negative watch without downgrading them. Following these rating agency actions, the Bank performed OTTI reviews on the three securities that were downgraded to below investment grade status. For the three newly reviewed securities, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on these securities are temporary.

The Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its interest-bearing deposits are temporary because: (i) the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness, (ii) the interest-bearing deposits in banks were all with issuers that had credit ratings of at least A at March 31, 2009, (iii) all of the securities had maturity dates within 45 days of quarter-end, (iv) the Bank does not intend to sell these securities, (v) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (vi) the Bank expects to recover the entire cost basis of these securities.

As of March 31, 2009, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency, had gross unrealized losses totaling $77. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its housing finance agency bonds are temporary because: (i) the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations, (ii) the California Housing Finance Agency had a credit rating of AA at March 31, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings), (iii) the Bank does not intend to sell these securities, (iv) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (v) the Bank expects to recover the entire cost basis of these securities.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of March 31, 2009, and December 31, 2008, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

March 31, 2009

Year of Contractual Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$10,082	$10,082	$10,081	0.30%
Due after one year through five years	14	14	13	1.32
Due after five years through ten years	27	27	24	1.29
Due after ten years	736	736	663	1.41
Subtotal	10,859	10,859	10,781	0.38
MBS:
Ginnie Mae	18	18	18	1.69
Freddie Mac	4,199	4,199	4,299	4.90
Fannie Mae	9,720	9,720	9,936	4.39
Non-agency	23,995	22,387	15,689	4.09
Total MBS	37,932	36,324	29,942	4.26
Total	$48,791	$47,183	$40,723	3.39%

December 31, 2008

Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$11,350	$11,350	0.53%
Due one year through five years	17	17	3.34
Due after five years through ten years	28	28	3.31
Due after ten years	757	761	3.40
Subtotal	12,152	12,156	0.72
MBS:
Ginnie Mae	19	18	2.07
Freddie Mac	4,408	4,457	4.95
Fannie Mae	10,083	10,160	4.38
Non-agency	24,543	17,479	4.11
Total MBS	39,053	32,114	4.27
Total	$51,205	$44,270	3.44%

(1)	At December 31, 2008, amortized cost was equivalent to carrying value.

The carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $1,710 at March 31, 2009, and net discounts of $597 at December 31, 2008. At March 31, 2009, net discounts included $108 from the impairment related to credit losses and $1,608 from the impairment related to all other factors. At December 31, 2008, net discounts included $20 from the impairment related to credit losses and $570 from the impairment related to all other factors.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2009, and December 31, 2008, are detailed in the following table:

	March 31, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$10,082	$11,350
Adjustable rate	777	802
Subtotal	10,859	12,152
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	3,977	4,120
Adjustable rate	97	100
Collateralized mortgage obligations:
Fixed rate	23,264	24,604
Adjustable rate	10,594	10,229
Subtotal	37,932	39,053
Total	$48,791	$51,205

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.12% to 8.57% at March 31, 2009, and 0.05% to 8.57% at December 31, 2008, as summarized below.

Contractual Maturity	March 31, 2009		December 31, 2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	0.01%	$—	—%
Within 1 year	122,173	1.89	139,842	2.42
After 1 year through 2 years	33,411	2.89	41,671	3.24
After 2 years through 3 years	21,296	2.09	25,853	2.70
After 3 years through 4 years	7,699	2.86	6,158	3.78
After 4 years through 5 years	9,341	2.15	11,599	2.70
After 5 years	7,664	2.55	7,804	2.80

Total par amount	201,586	2.15%	232,927	2.66%

SFAS 133 valuation adjustments	1,177		1,353
SFAS 159 valuation adjustments	1,084		1,299
Net unamortized premiums	57		85

Total	$203,904		$235,664

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Overdrawn demand deposit accounts	$2	$—
Within 1 year	122,485	140,147
After 1 year through 2 years	33,407	41,678
After 2 years through 3 years	21,303	25,851
After 3 years through 4 years	7,393	5,858
After 4 years through 5 years	9,337	11,589
After 5 years	7,659	7,804
Total par amount	$201,586	$232,927

The following table summarizes advances at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	March 31, 2009	December 31, 2008
Overdrawn demand deposit accounts	$2	$—
Within 1 year	125,045	143,424
After 1 year through 2 years	33,347	41,200
After 2 years through 3 years	20,856	25,755
After 3 years through 4 years	7,098	5,099
After 4 years through 5 years	9,052	11,189
After 5 years	6,186	6,260
Total par amount	$201,586	$232,927

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as a permitted purpose and as eligible collateral from community financial institutions. The Housing Act defines community financial institutions for 2008 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1,011. For more information on security terms, see Note 6 to the Financial Statements in the Bank’s 2008
Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following tables present the concentration in advances to these three institutions as of March 31, 2009, and December 31, 2008. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2009 and 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

Name of Borrower	March 31, 2009		December 31, 2008
	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$71,800	36%	$80,026	34%
JPMorgan Chase Bank, National Association(2)	44,628	22	57,528	25
Wachovia Mortgage, FSB(3)	20,007	10	24,015	10
Subtotal	136,435	68	161,569	69
Others	65,151	32	71,358	31
Total par amount	$201,586	100%	$232,927	100%

Concentration of Interest Income from Advances

Name of Borrower	Three Months Ended March 31,
	2009		2008
	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$233	18%	$947	36%
JPMorgan Chase Bank, National Association(2)	397	31	566	22
Wachovia Mortgage, FSB(3)	102	8	251	10
Subtotal	732	57	1,764	68
Others	549	43	836	32
Total	$1,281	100%	$2,600	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(3)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income.

The Bank held a security interest in collateral from each of its three largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of March 31, 2009, and December 31, 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

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

During the first quarter of 2009, four member institutions were placed into receivership or liquidated. The advances outstanding to two of the institutions were repaid prior to March 31, 2009, and no losses were incurred by the Bank. The advances of the third institution were assumed by a nonmember institution. Bank capital stock held by these three institutions totaling $16 was classified as mandatorily redeemable capital stock (a liability). The advances of the fourth institution were assumed by a member institution.

From April 1, 2009, to May 8, 2009, two member institutions were placed into receivership. The outstanding advances of one institution were repaid prior to May 8, 2009, and no losses were incurred by the Bank. The outstanding advances of the other institution were assumed by another member institution.

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

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2009, and December 31, 2008, are detailed below:

	March 31, 2009	December 31, 2008
Par amount of advances:
Fixed rate	$98,960	$115,681
Adjustable rate	102,626	117,246
Total par amount	$201,586	$232,927

Note 5 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional fixed rate residential mortgage loans directly from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans are held-for-portfolio loans. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents information as of March 31, 2009, and December 31, 2008, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes.

	March 31, 2009	December 31, 2008
Fixed rate medium-term mortgage loans	$1,123	$1,172
Fixed rate long-term mortgage loans	2,476	2,551
Subtotal	3,599	3,723
Net unamortized discounts	(12)	(10)
Mortgage loans held for portfolio	3,587	3,713
Less: Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio	$3,586	$3,712

Medium-term loans have contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the first quarter of 2009 and 2008, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2009, and December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

March 31, 2009

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,790	77%	20,974	72%
OneWest Bank, FSB	489	14	5,439	19
Subtotal	3,279	91	26,413	91
Others	320	9	2,512	9
Total	$3,599	100%	28,925	100%

December 31, 2008

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, FSB	509	14	5,532	19
Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9
Total	$3,723	100%	29,568	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its obligations to provide credit enhancement to the Bank, primarily in the form of supplemental mortgage insurance, and to service the mortgage loans as required.

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

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2009, the Bank had 396 loans that were 30 days or more delinquent totaling $48, of which 102 loans totaling $11 were classified as nonaccrual or impaired. For 72 of these loans, totaling $8, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43, of which 84 loans totaling $9 were classified as nonaccrual or impaired. For 51 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Balance, beginning of the period	$1.0	$0.9
Chargeoffs	—	—
Recoveries	—	—
Provision for credit losses	0.1	—
Balance, end of the period	$1.1	$0.9

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 7 to the Financial Statements in the Bank’s 2008 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $11 for the first quarter of 2009 and $6 for the first quarter of 2008. The Bank did not recognize any interest income for impaired loans in the first quarter of 2009 and 2008.

At March 31, 2009, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of 11 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

Note 6 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or the regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2008 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2009, and December 31, 2008.

Contractual Maturity	March 31, 2009		December 31, 2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$114,786	1.73%	$116,069	2.29%
After 1 year through 2 years	24,463	3.43	37,803	2.88
After 2 years through 3 years	17,548	4.40	21,270	4.37
After 3 years through 4 years	5,422	4.12	3,862	4.67
After 4 years through 5 years	11,095	4.21	14,195	4.24
After 5 years	12,501	5.08	15,840	5.14
Index amortizing notes	7	4.61	8	4.61

Total par amount	185,822	2.65%	209,047	3.00%

Unamortized premiums/(discounts)	339		154
SFAS 133 valuation adjustments	3,184		3,863
SFAS 159 valuation adjustments	37		50

Total	$189,382		$213,114

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $17,237 at March 31, 2009, and $24,429 at December 31, 2008. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $5,492 at March 31, 2009, and $8,484 at December 31, 2008. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2009	December 31, 2008
Par amount of consolidated obligation bonds:
Non-callable	$168,585	$184,618
Callable	17,237	24,429
Total par amount	$185,822	$209,047

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Within 1 year	$127,353	$131,783
After 1 year through 2 years	27,473	43,003
After 2 years through 3 years	16,198	19,795
After 3 years through 4 years	2,022	819
After 4 years through 5 years	7,885	8,755
After 5 years	4,884	4,884
Index amortizing notes	7	8
Total par amount	$185,822	$209,047

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2009		December 31, 2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$66,408	1.11%	$92,155	1.49%
Unamortized discounts	(169)		(336)

Total	$66,239		$91,819

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2009, and December 31, 2008, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2008 Form 10-K.

	March 31, 2009	December 31, 2008
Par amount of consolidated obligations:
Bonds:
Fixed rate	$102,243	$112,952
Adjustable rate	83,022	95,570
Step-up	45	196
Step-down	—	18
Adjustable rate that converts to fixed rate	480	100
Range bonds	25	203
Index amortizing notes	7	8
Total bonds, par	185,822	209,047
Discount notes, par	66,408	92,155
Total consolidated obligations, par	$252,230	$301,202

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital. Permanent capital is defined as Class B stock and retained earnings, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of March 31, 2009, and December 31, 2008, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and the regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. Mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), is considered capital for determining the Bank’s compliance with its regulatory capital requirements. Under the Housing Act, the director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2009, and December 31, 2008.

Regulatory Capital Requirements

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$11,004	$14,252	$8,635	$13,539
Total regulatory capital	$10,811	$14,252	$12,850	$13,539
Total capital-to-assets ratio	4.00%	5.27%	4.00%	4.21%
Leverage capital	$13,514	$21,378	$16,062	$20,308
Leverage ratio	5.00%	7.91%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 5.27% at March 31, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted below.

On September 9, 2008, each of the FHLBanks, including the Bank, entered into a lending agreement with the U.S. Treasury. Pursuant to that lending agreement between the Bank and the U.S. Treasury, the Bank must notify the U.S. Treasury promptly if the Bank fails or is about to fail to meet applicable regulatory capital requirements. The Bank’s capital requirements are discussed more fully in Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,145 at March 31, 2009, and $3,747 at December 31, 2008. The decrease in mandatorily redeemable capital stock is primarily due to members’ acquisition of mandatorily redeemable capital stock held by nonmembers.

The Bank’s activity for mandatorily redeemable capital stock for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended
	March 31, 2009			March 31, 2008
	Number of Institutions	Amount		Number of Institutions	Amount
Balance at the beginning of the period	30	$3,747		16	$229
Reclassified from capital during the period:
Termination of membership	2	16		—	—
Withdrawal from membership	—	—		2	2
Merger of nonmember institution	1	—		—	—
Reclassified to capital during the period	—	(618	)(1)	—	—
Repurchase of mandatorily redeemable capital stock	—	—		—	(21)
Dividends accrued on mandatorily redeemable capital stock	—	—		—	3
Balance at the end of the period	33	$3,145		18	$213

(1)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2009, and December 31, 2008.

Contractual Redemption Period	March 31, 2009	December 31, 2008
Within 1 year	$19	$17
After 1 year through 2 years	1	3
After 2 years through 3 years	69	63
After 3 years through 4 years	86	91
After 4 years through 5 years	2,970	3,573
Total	$3,145	$3,747

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to SFAS 133 and SFAS 159 — In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the application of SFAS 133 and SFAS 159. As the SFAS 133- and SFAS 159-related cumulative net gains are reversed by SFAS 133- and SFAS 159-related periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $10 at March 31, 2009, and $52 at December 31, 2008. In accordance with this provision, the amount decreased by $42 in the first quarter of 2009 as a result of net unrealized losses resulting from SFAS 133 and SFAS 159 during the quarter.

Other Retained Earnings–Targeted Buildup — In addition to the cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds a targeted amount in restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $388 at March 31, 2009, and $124 at December 31, 2008.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Dividend Payments — Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare or not declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank has historically paid dividends, if declared, in stock form (except fractional shares) and intends to continue this practice with respect to any dividends paid in the future, as allowed by Finance Agency regulations.

On April 10, 2009, the Bank notified members that it would not pay a dividend for the first quarter of 2009 and would not repurchase excess capital stock on April 30, 2009. The Bank continues to face a number of uncertainties in the current economic, accounting, and regulatory environment. Market conditions continue to be volatile, particularly in the MBS market, which could result in additional OTTI charges on certain non-agency MBS. In light of these and other uncertainties in the Bank’s operating environment, the Bank determined that it is essential to continue to rebuild retained earnings and preserve the Bank’s capital. The Bank will continue to monitor the condition of the Bank’s MBS portfolio, the Bank’s overall financial performance and retained earnings, and developments in the financial and housing markets as the basis for determining the status of dividends and capital stock repurchases in future quarters.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Prior to January 2009, the Bank generally repurchased capital stock approximately one month after the end of each quarter. The repurchase date was subject to change at the discretion of the Bank. When a member submits a request for the repurchase of all excess capital stock, the amount of excess stock to be repurchased, if any, will be calculated on the last business day of the quarter, rather than on the repurchase date (the last business day of the following month). On the scheduled repurchase date, if the Bank has determined that it will repurchase excess stock, the Bank will recalculate the amount of stock to be repurchased to ensure that each member will continue to meet its minimum stock requirement after the stock repurchase. The Bank chose not to repurchase any excess capital stock on April 30, 2009, the first regularly scheduled repurchase date after the first quarter of 2009.

In the first quarter of 2009, the Bank did not repurchase any capital stock. In the first quarter of 2008, the Bank repurchased surplus capital stock totaling $97 and repurchased excess capital stock that was not surplus capital stock totaling $21.

Excess capital stock totaled $3,070 as of March 31, 2009, which included surplus capital stock of $1,430. As discussed above, the Bank did not repurchase any excess capital stock on April 30, 2009.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Limitation on Issuance of Excess Stock. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. An FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At March 31, 2009, the Bank’s excess capital stock totaled $3,070, or 1.1% of total assets.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2009, or December 31, 2008.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

Name of Institution	March 31, 2009		December 31, 2008
	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,695	20	2,995	22
Wachovia Mortgage, FSB(2)	1,572	12	1,572	12
Subtotal	8,144	61	8,444	63
Others	5,239	39	4,919	37
Total	$13,383	100%	$13,363	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).
(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.

Note 8 – Segment Information

The Bank analyzes financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, based on the Bank’s method of internal reporting. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” It is at the adjusted net interest income level that the Bank’s chief operating decision maker reviews and analyzes financial performance and determines the allocation of

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

resources to the two operating segments. Except for the interest income and expenses associated with economic hedges, the Bank does not allocate other income, other expense, or assessments to its operating segments.

For more information on these operating segments, see Note 15 to the Financial Statements in the Bank’s 2008 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three months ended March 31, 2009 and 2008.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Net Interest Income/ (Expense) on Economic Hedges(1)	Interest Expense on Mandatorily Redeemable Capital Stock(2)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
Three months ended:
March 31, 2009	$213	$136	$349	$(85)	$—	$434	$(236)	$31	$167
March 31, 2008	212	90	302	67	3	232	120	25	327

(1)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”
(2)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its evaluation of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2009, and December 31, 2008.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2009	$230,112	$40,175	$270,287
December 31, 2008	278,221	43,023	321,244

Note 9 – Derivatives and Hedging Activities.

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

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is the London Inter-Bank Offered Rate (LIBOR).

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes when it is planning to lend or borrow funds in the future. The Bank purchases receiver swaptions. A receiver swaption is the option to receive fixed interest payments at a later date.

Interest Rate Caps and Floors – In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rate rises above a certain threshold (or cap) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or floor) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

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

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $426 at March 31, 2009, and $346 at December 31, 2008. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2009, and December 31, 2008, that were used to offset the economic effect of other derivatives that were no longer designated to either advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as held-to-maturity or trading.

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

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge in accordance with SFAS 133.

Mortgage Loans – The Bank’s investment portfolio includes fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgages with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.

The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain consolidated obligations to create funding equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and are presented as “Net gain/(loss) on derivatives and hedging activities.”

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2009, or the twelve months ended December 31, 2008.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All of the Bank’s derivative agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, management of the Bank does not anticipate any credit losses on derivative agreements.

The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $315,777 and $331,643 at March 31, 2009, and December 31, 2008, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At March 31, 2009, the Bank’s maximum credit risk, as defined above, was estimated at $2,424, including $601 of net accrued interest and fees receivable. At December 31, 2008, the Bank’s maximum credit risk was estimated at $2,493, including $493 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $2,410 and $2,508 as collateral from counterparties as of March 31, 2009, and December 31, 2008, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s debt credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below a single A rating, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s debt credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2009, was $390, for which the Bank had posted collateral of $256 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to the level of AAA/AA, then the Bank would have been required to deliver up to an additional $112 of collateral to its derivatives counterparties at March 31, 2009. The Bank’s credit ratings are AAA/AAA and have not changed during 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2009, and December 31, 2008. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	March 31, 2009			December 31, 2008
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	$110,555	$3,762	$1,285	$114,374	$4,216	$1,340

Total	110,555	3,762	1,285	114,374	4,216	1,340

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	203,247	1,098	1,527	215,374	923	1,699
Interest rate caps, floors, corridors, and/or collars	1,975	4	21	1,895	1	20

Total	205,222	1,102	1,548	217,269	924	1,719

Total derivatives before netting and collateral adjustments	$315,777	4,864	2,833	$331,643	5,140	3,059

Netting adjustments by counterparty		(2,440)	(2,440)		(2,647)	(2,647)
Cash collateral and related accrued interest		(1,916)	—		(2,026)	25

Total collateral and netting adjustments(1)		(4,356)	(2,440)		(4,673)	(2,622)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$508	$393		$467	$437

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income.

	Three Months Ended March 31,
	2009	2008
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$16	$20

Total net gain/(loss) related to fair value hedge ineffectiveness	16	20

Total net gain/(loss) related to cash flow hedge ineffectiveness	—	—
Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest rate swaps	101	(211)
Interest rate swaptions	—	(18)
Interest rate caps. floors, corridors, and/or collars	2	(13)
Net interest settlements	(85)	67

Total net gain/(loss) related to derivatives not designated as hedging instruments under SFAS 133	18	(175)

Net gain/(loss) on derivatives and hedging activities	$34	$(155)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the quarter ended March 31, 2009 and 2008.

March 31, 2009

Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$132	$(168)	$(36)	$(191)
Consolidated obligations – bonds	(403)	455	52	490

Total	$(271)	$287	$16	$299

March 31, 2008

Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$(782)	$777	$(5)	$(13)
Consolidated obligations – bonds	1,883	(1,858)	25	187

Total	$1,101	$(1,081)	$20	$174

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three months ended March 31, 2009 and 2008, there were no reclassifications from other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2009, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2009, and December 31, 2008.

Type of Derivative and Hedge Classification	March 31, 2009		December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest rate swaps:
Fair value	$110,555	$2,002	$114,374	$2,486
Economic	203,247	(580)	215,374	(907)
Interest rate caps, floors, corridors, and/or collars:
Economic	1,975	(16)	1,895	(18)

Total	$315,777	$1,406	$331,643	$1,561

Total derivatives excluding accrued interest		$1,406		$1,561
Accrued interest, net		625		520
Cash collateral held from counterparties – liabilities(1)		(1,916)		(2,051)

Net derivative balances		$115		$30

Derivative assets		$508		$467
Derivative liabilities		(393)		(437)

Net derivative balances		$115		$30

(1)	Amount represents the receivable or payable, including accrued interest, related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of March 31, 2009, and December 31, 2008.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of March 31, 2009:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

March 31, 2009

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$34	$—	$—	$34
Advances(2)	—	37,935	—	—	37,935
Derivative assets	—	4,864	—	(4,356)	508

Total assets	$—	$42,833	$—	$(4,356)	$38,477

Liabilities:
Consolidated obligation bonds(3)	$—	$37,755	$—	$—	$37,755
Derivative liabilities	—	2,833	—	(2,440)	393

Total liabilities	$—	$40,588	$—	$(2,440)	$38,148

December 31, 2008

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$35	$—	$—	$35
Advances(2)	—	41,599	—	—	41,599
Derivative assets	—	5,140	—	(4,673)	467

Total assets	$—	$46,774	$—	$(4,673)	$42,101

Liabilities:
Consolidated obligation bonds(3)	$—	$32,243	$—	$—	$32,243
Derivative liabilities	—	3,059	—	(2,622)	437

Total liabilities	$—	$35,302	$—	$(2,622)	$32,680

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $35,676 and $38,573 of advances recorded under the fair value option in accordance with SFAS 159 at March 31, 2009, and December 31, 2008, respectively, and $2,259 and $3,026 of advances recorded at fair value in accordance with SFAS 133 at March 31, 2009, and December 31, 2008, respectively.
(3)	Includes $36,262 and $30,286 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 at March 31, 2009, and December 31, 2008, respectively, and $1,493 and $1,957 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133 at March 31, 2009, and December 31, 2008, respectively.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option in accordance with SFAS 159 or because they were previously carried at fair value.

Trading Securities — The Bank’s trading securities portfolio currently consists of agency MBS investments collateralized by residential mortgages. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Because quoted prices are not available for these securities, the Bank has primarily relied on market observable inputs and model-based valuation techniques for the fair value measurements, and the Bank generally classifies these investments as Level 2 within the valuation hierarchy.

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

The Bank is subject to credit risk in derivatives transactions because of potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital, or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

Adjustments may be necessary to reflect the Bank’s credit quality or the credit quality of the FHLBank System when valuing consolidated obligation bonds measured at fair value. The Bank monitors its own creditworthiness and the creditworthiness of the other 11 FHLBanks and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of consolidated obligation bonds. The credit ratings of the FHLBank System and any changes to the credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk.

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

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At March 31, 2009, the Bank measured certain of its held-to-maturity investment securities (non-agency MBS) at fair value on a nonrecurring basis. The following table presents these investment securities by SFAS 157 valuation hierarchy as of March 31, 2009, for which a nonrecurring change in fair value was recorded during the first quarter of 2009.

March 31, 2009

				Three Months Ended March 31, 2009
	Fair Value Measurement Using:			Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$—	$—	$2,096	$88	$1,068	$1,156

Held-to-maturity investment securities (non-agency MBS collateralized by residential mortgages) with an amortized cost of $3,695 were written down to their fair value of $2,096, resulting in an OTTI charge of $88 for the impairment related to the credit losses, which was recorded in “Other (loss)/income,” and $1,068 for the impairment related to all other factors, which was recorded in “Other comprehensive income.”

The divergence among prices obtained from third-party broker/dealers and pricing services, which were derived from third party’s proprietary models, led the Bank to conclude that the prices received were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

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

SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected in accordance with SFAS 159 are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in other income and presented as “Net (loss)/gain on advances and consolidated obligation bonds held at fair value.”

For more information, see Note 2 and Note 17 to the Financial Statements in the Bank’s 2008 Form 10-K.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$38,573	$30,286	$15,985	$1,247
New transactions elected for fair value option	43	13,660	5,239	19,897
Maturities and terminations	(2,735)	(7,671)	(1,476)	(1,014)
Net (loss)/gain on advances and net gain on consolidated obligation bonds held at fair value	(191)	(8)	239	(35)
Change in accrued interest	(14)	(5)	3	46

Balance, end of the period	$35,676	$36,262	$19,990	$20,141

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the three months ended March 31, 2009 and 2008, was not material.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Three months ended March 31, 2009:
Advances	$319	$—	$(191)	$128
Consolidated obligation bonds	—	(46)	8	(38)

Total	$319	$(46)	$(183)	$90

Three months ended March 31, 2008:
Advances	$190	$—	$239	$429
Consolidated obligation bonds	—	(68)	35	(33)

Total	$190	$(68)	$274	$396

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

	At March 31, 2009			At December 31, 2008
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$34,592	$35,676	$1,084	$37,274	$38,573	$1,299
Consolidated obligation bonds	36,225	36,262	37	30,236	30,286	50

(1) At March 31, 2009, and December 31, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values of Financial Instruments. The tables below show the estimated fair values of the Bank’s financial instruments at March 31, 2009, and December 31, 2008. These estimates are based on pertinent information available to the Bank as of March 31, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Subjectivity of Estimates Related to Fair Values of Financial Instruments. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific date, they are susceptible to material near term changes.

The assumptions used in estimating the fair values of the Bank’s financial instruments at March 31, 2009, and at December 31, 2008, are discussed below.

Cash and Due from Banks — The estimated fair value approximates the recorded carrying value.

Deposits for Mortgage Loan Program and Federal Funds Sold — The estimated fair value of these instruments has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Trading and Held-to-Maturity Securities — The estimated fair value of interest-bearing deposits in banks has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. The estimated fair value of all other instruments has been determined by calculating the present value of expected cash flows using market observable inputs as of the last business day of the quarter excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. The estimated fair value of trading securities is measured as described in “Fair Value Measurement – Trading Securities” above and the estimated fair value of held-to-maturity MBS is measured as described in Note 3.

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

Accrued Interest Receivable and Payable — The estimated fair value approximates the recorded carrying value of accrued interest receivable and accrued interest payable.

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

Commitments — The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at March 31, 2009, and December 31, 2008.

Fair Value of Financial Instruments

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$1,987	$1,987	$19,632	$19,632
Federal funds sold	12,384	12,384	9,431	9,431
Trading securities	34	34	35	35
Held-to-maturity securities	47,183	40,723	51,205	44,270
Advances (includes $35,676 and $38,573 at fair value under the fair value option, respectively)	203,904	203,512	235,664	235,626
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,586	3,627	3,712	3,755
Accrued interest receivable	505	505	865	865
Derivative assets(1)	508	508	467	467
Liabilities
Deposits	$239	$239	$604	$604
Consolidated obligations:
Bonds (includes $36,262 and $30,286 at fair value under the fair value option, respectively)	189,382	189,232	213,114	213,047
Discount notes	66,239	66,340	91,819	92,096
Mandatorily redeemable capital stock	3,145	3,145	3,747	3,747
Accrued interest payable	1,124	1,124	1,451	1,451
Derivative liabilities(1)	393	393	437	437

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of March 31, 2009, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $6,460. These net unrecognized holding losses were primarily in MBS and were mainly due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 3 to the Financial Statements.

As of December 31, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $6,935. These net unrealized losses were primarily in MBS and were mainly due to extraordinarily high investor yield requirements resulting from an extremely illiquid market and significant uncertainty about the future condition of the mortgage market and the economy, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 5 to the Financial Statements in the Bank’s 2008 Form 10-K.

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2009, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,135,379 at March 31, 2009, and $1,251,542 at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $252,230 at March 31, 2009, and $301,202 at December 31, 2008. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the

FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of March 31, 2009, the Bank gave the U.S. Treasury a listing of advances collateral totaling $35,000, which would provide for a maximum possible borrowing of $30,450, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, and through May 8, 2009, none of the FHLBanks had drawn on the GSE Credit Facility.

Commitments that legally obligate the Bank for additional advances totaled $1,304 at March 31, 2009, and $470 at December 31, 2008. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing agreement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	March 31, 2009	December 31, 2008

Outstanding notional	$5,355	$5,723
Original terms	23 days to 10 years	23 days to 10 years
Final expiration year	2019	2018

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $30 at March 31, 2009, and $39 at December 31, 2008. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of March 31, 2009, and December 31, 2008.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by, guarantees from related entities that have long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of March 31, 2009, the Bank had pledged as collateral securities with a carrying value of $258, of which $25 cannot be sold or repledged and $233 can be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives. As of December 31, 2008, the Bank had pledged as collateral securities with a carrying value of $307, all of which could be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At March 31, 2009, the Bank had committed to the issuance of $355 in consolidated obligation bonds, none of which were hedged with associated interest rate swaps, and $1,608 in consolidated obligation discount notes, of which $1,404 were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 in consolidated obligation bonds, of which $500 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $2,865 at March 31, 2009, and $1,230 at December 31, 2008.

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

	March 31, 2009	December 31, 2008

Assets:
Cash and due from banks	$—	$1
Federal funds sold	—	460
Held-to-maturity securities(1)	3,760	4,268
Advances	141,242	164,349
Mortgage loans held for portfolio	2,790	2,880
Accrued interest receivable	279	537
Derivative assets	1,239	1,350

Total	$149,310	$173,845

Liabilities:
Deposits	$1,227	$1,384
Mandatorily redeemable capital stock	2,721	3,021
Derivative liabilities	5	39

Total	$3,953	$4,444

Notional amount of derivatives	$59,999	$62,819
Letters of credit	4,127	4,579

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest Income:
Federal funds sold	$—	$1
Held-to-maturity securities	44	46
Advances(1)	724	1,795
Mortgage loans held for portfolio	35	39

Total	$803	$1,881

Interest Expense:
Deposits	$—	$1
Consolidated obligations(1)	(144)	(1)

Total	$(144)	$—

Other (Loss)/Income:
Net (loss)/gain on derivatives and hedging activities	$(73)	$53
Other income	1	—

Total	$(72)	$53

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	soundness of other financial institutions, including Bank members and the other Federal Home Loan Banks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or collateral pledged by the Bank’s derivatives counterparties;

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s 2008 Form 10-K.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted, and among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board, will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this report to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Quarterly Overview

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

These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Federal Home Loan Bank of San Francisco’s business and results of operations and the Bank’s members in the first quarter of 2009 and may continue to exert a significant negative effect in the immediate future. Nevertheless, the Bank continues to fulfill its mission of providing liquidity to members while taking action to maintain the Bank’s safety and soundness and protect the members’ collective investment in the Bank.

Ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009 continued to affect the credit quality of the loan collateral underlying certain MBS in the Bank’s held-to-maturity portfolio, resulting in projected credit losses on some securities that required the Bank to write down the securities to fair value. These factors also led the Bank to modify certain assumptions in the cash flow models used to analyze these MBS to reflect higher default rates, more extreme loss severities, and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. As a result of the severe lack of liquidity in the MBS market, which adversely affected the valuation of MBS, the other-than-temporary impairment (OTTI) charge on the affected securities significantly exceeded the credit losses and significantly reduced the Bank’s capital. To continue building retained earnings and preserve the Bank’s capital, the Bank did not pay a dividend for the first quarter of 2009 and did not repurchase excess capital stock in April 2009.

Based on analyses and reviews of the Bank’s non-agency MBS, the Bank determined that 43 of its non-agency MBS were other-than-temporarily impaired at March 31, 2009, because the Bank determined it was likely that it would not recover the entire cost basis of each of these securities. These securities included the 15 securities that had previously been identified as other-than-temporarily impaired in 2008 and 28 securities that were first identified as other-than-temporarily impaired in the first quarter of 2009. For 14 of the non-agency MBS previously identified as other-than-temporarily impaired, the Bank recorded an additional impairment of

$50 million related to credit loss and an additional impairment of $53 million related to all other factors. For the 28 newly identified non-agency MBS with OTTI, the Bank recorded an impairment of $38 million related to credit loss and an impairment of $1,015 million related to all other factors.

In accordance with FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), for the first quarter of 2009, the impairment related to the credit loss of $88 million was reflected in “Other (loss)/income” and the impairment related to all other factors of $1,068 million was reflected in “Other comprehensive income.” The estimated impairment related to all other factors will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At March 31, 2009, the estimated weighted average life of these securities was approximately four years.

The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570 million, as an increase in the retained earnings balance at January 1, 2009, with a corresponding decrease in accumulated other comprehensive income.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Additional information about investments and OTTI charges associated with the Bank’s non-agency MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Net income for the first quarter of 2009 fell $117 million, or 49%, to $123 million from $240 million in the first quarter of 2008. The decrease primarily reflected a decrease in other income, partially offset by growth in net interest income.

Net interest income for the first quarter of 2009 rose $202 million, or 87%, to $434 million from $232 million for the first quarter of 2008. The increase in net interest income was primarily driven by higher net interest spreads on the Bank’s mortgage portfolio—MBS and mortgage loans— and on advances, which was due, in part, to the refinancing of certain short-term and callable debt at lower interest rate levels. The increase in net interest income was partially offset by an increase in net interest expense on derivative instruments used in economic hedges as noted below.

Other income for the first quarter of 2009 was a net loss of $236 million, compared to a net gain of $120 million for the first quarter of 2008. The decrease in other income included an impairment charge of $88 million related to the credit loss on non-agency MBS in the first quarter of 2009 and net interest expense on derivative instruments used in economic hedges, which totaled $85 million in the first quarter of 2009 compared to net interest income of $67 million in the first quarter of 2008. In addition, the Bank recorded net losses of $63 million in the first quarter of 2009 compared to net gains of $52 million in the first quarter of 2008 associated with derivatives, hedged items, and financial instruments carried at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). The increase in these net losses in the first quarter of 2009 relative to the prior year period was primarily driven by changes in overall interest rates and a decrease in swaption volatilities.

During the first quarter of 2009, total assets decreased $50.9 billion or 16%, to $270.3 billion from $321.2 billion at December 31, 2008, primarily as a result of a decline in advances, which decreased by $31.8 billion or 13%, to $203.9 billion at March 31, 2009, from $235.7 billion at December 31, 2008. In addition to the decline in advances, cash and due from banks decreased to $2.0 billion at March 31, 2009, from $19.6 billion at December 31, 2008. Members decreased their use of Bank advances during the first quarter of 2009 for various reasons, including the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, increases in core deposits, and reduced borrowing capacity of collateral pledged to the Bank. Cash and due from banks decreased because of the Bank’s reduced liquidity needs.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. In the first three months of 2009, the Bank continued to review and adjust its general lending parameters based on market conditions and required additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, during the first three months of 2009 the Bank continued to adjust collateral terms for individual members.

During the first quarter of 2009, four member institutions were placed into receivership or liquidated. The advances outstanding to two of the institutions were repaid prior to March 31, 2009, and no losses were incurred by the Bank. The advances of the third institution were assumed by a nonmember institution. Bank capital stock held by these three institutions totaling $16 million was classified as mandatorily redeemable capital stock (a liability). The advances of the fourth institution were assumed by a member institution.

From April 1, 2009, to May 8, 2009, two member institutions were placed into receivership. The outstanding advances of one institution were repaid prior to May 8, 2009, and no losses were incurred by the Bank. The outstanding advances of the other institution were assumed by another member institution.

Funding and Liquidity

The government’s continued support of the Agency debt markets has improved the FHLBanks’ ability to issue term debt. On November 25, 2008, the Federal Reserve announced it would initiate a program to purchase the direct obligations of Fannie Mae, Freddie Mac, and the FHLBanks and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The Federal Reserve stated that this action was taken to reduce the cost and increase the availability of credit for the purchase of homes, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The Federal Reserve indicated that purchases of up to $100 billion in GSE direct obligations under the program would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and would begin in early December. Furthermore, on March 18, 2009, the Federal Reserve reaffirmed its intent by expanding the GSE direct obligation purchase program by up to $100 billion, bringing the total purchase capacity up to $200 billion in 2009. During the first quarter of 2009, the Federal Reserve purchased $37.6 billion in agency term obligations, including $9.3 billion in FHLBank consolidated obligation bonds. The combination of declining FHLB funding needs, Federal Reserve purchases of FHLB direct obligations, and a monthly debt issuance calendar for syndicated global bonds has generally improved FHLBanks’ ability to issue debt at reasonable costs. During the first quarter of 2009, the FHLBanks issued $9.5 billion in syndicated global bonds and over $80 billion in auctioned discount notes.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Selected Balance Sheet Items at Quarter End
Total Assets(1)	$270,287	$321,244	$341,429	$328,474	$332,480
Advances	203,904	235,664	263,045	246,008	248,425
Held-to-Maturity Securities(2)	47,183	51,205	53,830	60,484	57,905
Federal Funds Sold	12,384	9,431	16,360	16,052	19,623
Consolidated Obligations:(3)
Bonds	189,382	213,114	235,290	233,510	228,750
Discount Notes	66,239	91,819	87,455	77,753	84,872
Mandatorily Redeemable Capital Stock(4)	3,145	3,747	3,898	189	213
Capital Stock – Class B – Putable(4)	10,238	9,616	10,614	13,763	14,049
Total Capital(4)	9,492	9,785	10,892	14,066	14,339
Selected Operating Results for the Quarter
Net Interest Income	$434	$468	$393	$338	$232
Other (Loss)/Income	(236)	(575)	(225)	(10)	120
Other Expense	31	34	29	24	25
Assessments	44	(38)	38	81	87

Net Income	$123	$(103)	$101	$223	$240

Selected Other Data for the Quarter
Net Interest Margin(5)	0.60%	0.58%	0.48%	0.42%	0.29%
Operating Expenses as a Percent of Average Assets	0.03	0.04	0.03	0.02	0.03
Return on Assets	0.17	(0.13)	0.12	0.27	0.29
Return on Equity	4.95	(3.99)	2.96	6.37	6.94
Annualized Dividend Rate	—	—	3.85	6.19	5.73
Spread of Dividend Rate to Dividend Benchmark(6)	(2.00)	(2.24)	0.87	3.13	2.13
Dividend Payout Ratio(7)	—	—	125.29	93.69	79.28
Selected Other Data at Quarter End
Capital to Assets Ratio(1) (8)	5.27	4.21	4.33	4.34	4.38
Duration Gap (in months)	4	3	2	3	4

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or the regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
March 31, 2009	$1,135,379
December 31, 2008	1,251,542
September 30, 2008	1,327,904
June 30, 2008	1,255,475
March 31, 2008	1,220,431

(4)	During the third quarter of 2008, two large members—IndyMac Bank, F.S.B., and Washington Mutual Bank—were placed into receivership. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability). During the first quarter of 2009, the Bank allowed two members to acquire mandatorily redeemable capital stock held by nonmembers. For more information, see Note 7 to the Financial Statements.
(5)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(6)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate, and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(7)	This ratio is calculated as dividends declared per share divided by net income per share.
(8)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability) and excludes other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three months ended March 31, 2009 and 2008, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the first quarter of 2009 compared to the first quarter of 2008. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Average Balance Sheets

	Three Months Ended
	March 31, 2009				March 31, 2008
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$15,767		$7	0.18%	$16,133		$132	3.29%
Trading securities:
MBS	35		—	4.92	56		1	7.18
Held-to-maturity securities:
MBS	38,734		422	4.42	34,109		440	5.19
Other investments(1)	13,292		13	0.40	19,397		177	3.67
Mortgage loans	3,661		43	4.76	4,081		49	4.83
Advances(2)	221,832		1,065	1.95	247,545		2,584	4.20
Loans to other FHLBanks	314		—	0.10	18		—	3.28

Total interest-earning assets	293,635		1,550	2.14	321,339		3,383	4.23
Other assets(3) (4)	8,178		—	—	9,770		—	—

Total Assets	$301,813		$1,550	2.08%	$331,109		$3,383	4.11%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$200,806		$860	1.74%	$223,969		$2,348	4.22%
Discount notes	78,567		256	1.32	81,695		790	3.89
Deposits(3)	2,621		—	0.06	1,391		10	2.89
Borrowings from other FHLBanks	5		—	0.25	11		—	0.15
Mandatorily redeemable capital stock	3,559		—	0.00	216		3	5.73
Other borrowings	19		—	0.07	7		—	3.93

Total interest-bearing liabilities	285,577		1,116	1.58	307,289		3,151	4.12
Other liabilities(3) (4)	6,162		—	—	9,884		—	—

Total Liabilities	291,739		1,116	1.55	317,173		3,151	4.00
Total Capital	10,074		—	—	13,936		—	—

Total Liabilities and Capital	$301,813		$1,116	1.50	$331,109		$3,151	3.83%

Net Interest Income			$434				$232

Net Interest Spread(5)				0.56%				0.11%

Net Interest Margin(6)				0.60%				0.29%

Interest-earning Assets/Interest-bearing Liabilities	102.82				104.57%

Total Average Assets/Capital Ratio(7)	22.1	x			23.4	x

(1)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest expense on interest rate exchange agreements of $191 million and $13 million for the first quarter of 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes interest income of $490 million and $187 million for the first quarter of 2009 and 2008, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP FIN 39-1.
(4)	Includes forward settling transactions, fair value adjustments in accordance with SFAS 133 and SFAS 159 for hedged cash items, and other-than-temporary impairment losses on held-to-maturity securities related to all other factors.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(7)	For this purpose, capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(125)	$(3)	$(122)
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	(18)	53	(71)
Other investments(2)	(164)	(43)	(121)
Mortgage loans	(6)	(5)	(1)
Advances(3)	(1,519)	(246)	(1,273)

Total interest-earning assets	(1,833)	(245)	(1,588)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(1,488)	(223)	(1,265)
Discount notes	(534)	(29)	(505)
Deposits	(10)	4	(14)
Mandatorily redeemable capital stock	(3)	3	(6)

Total interest-bearing liabilities	(2,035)	(245)	(1,790)

Net interest income	$202	$—	$202

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

The net interest margin was 60 basis points for the first quarter of 2009, 31 basis points higher than the net interest margin for the first quarter of 2008, which was 29 basis points. The increase reflected higher net interest spreads on the mortgage portfolio and on advances, which was due, in part, to the refinancing of certain short-term and callable debt at lower interest rate levels. The increase was partially offset by a lower yield on invested capital resulting from the lower interest rate environment and lower spreads on non-MBS investments during the first quarter of 2009 compared to the first quarter of 2008.

The net interest spread was 56 basis points for the first quarter of 2009, 45 basis points higher than the net interest spread for the first quarter of 2008, which was 11 basis points. The increase reflected a higher net interest spread on the Bank’s mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans.

Net Interest Income

Net interest income in the first quarter of 2009 was $434 million, an 87% increase from $232 million in the first quarter of 2008. The increase was driven primarily by higher net interest income on the Bank’s mortgage portfolio, which included the impact of retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, and by higher average advances and investment balances. The increase was partially offset by the effect of lower interest rates on average capital. The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges as noted in “Other (Loss)/Income.”

Interest income on non-MBS investments decreased $289 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease consisted of a $243 million decrease attributable to lower average yields on non-MBS investments and a $46 million decrease attributable to an 18% decrease in average non-MBS investment balances.

Interest income from the mortgage portfolio decreased $25 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease consisted of a $71 million decrease attributable to lower average yields on MBS investments, a $5 million decrease attributable to a 10% decrease in average mortgage loans outstanding, and a $1 million decrease attributable to lower average yields on mortgage loans, partially offset by a $52 million increase attributable to a 13% increase in average MBS outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of purchase premiums and discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which increased interest income by $9 million in the first quarter of 2009 and increased interest income by $9 million in the first quarter of 2008.

Interest income from advances decreased $1.5 billion in the first quarter of 2009 compared to the first quarter of 2008. The decrease consisted of a $1.3 billion decrease attributable to lower average yields and a $0.2 billion decrease attributable to a 10% decrease in average advances outstanding, reflecting lower member demand during the first quarter of 2009 relative to the first quarter of 2008.

Interest expense on consolidated obligations (bonds and discount notes) decreased $2.0 billion in the first quarter of 2009 compared to the first quarter of 2008. The decrease consisted of a $1.8 billion decrease attributable to lower interest rates on consolidated obligations and a $0.2 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments.

Interest expense on mandatorily redeemable capital stock decreased $3 million in the first quarter of 2009 compared to the first quarter of 2008 because the Bank did not declare a dividend for the first quarter of 2009.

Other (Loss)/Income

Other income for the first quarter of 2009 was a net loss of $236 million, compared to a net gain of $120 million for the first quarter of 2008. The loss in 2009 included an impairment charge of $88 million related to the credit loss on non-agency MBS in the first quarter of 2009 and net interest expense on derivative instruments used in economic hedges of $85 million in the first quarter of 2009 compared to net interest income of $67 million in the first quarter of 2008. Net losses associated with financial instruments carried at fair value were $182 million for the first quarter of 2009, which were partially offset by net gains on derivatives and hedged items of $119 million for the first quarter of 2009. Net gains associated with financial instruments carried at fair value were $274 million for the first quarter of 2008, which were partially offset by net losses on derivatives and hedged items of $222 million for the first quarter of 2008. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

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

Under SFAS 159, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank records the unrealized gains and losses on these assets and liabilities in “Net (loss)/gain on advances and consolidated obligation bonds held at fair value.” In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

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

SFAS 133- and SFAS 159-related income effects during the first quarter of 2009 were primarily driven by (i) changes in overall interest rates; (ii) the reversal of prior period gains and losses; and (iii) a decrease in swaption volatilities. The negative fair value impact resulted in primarily unrealized net losses. These losses are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were unrealized fair value losses of $183 million for the first quarter of 2009 compared to unrealized fair value gains of $274 million for the first quarter of 2008. For 2009, the $183 million in unrealized fair value losses, primarily driven by the increase in market rates in the first quarter of 2009 relative to the fourth quarter of 2008, consisted of $191 million in unrealized fair value losses on $35.7 billion of advances carried at fair value, partially offset by $8 million in unrealized fair value gains on $36.3 billion of consolidated obligation bonds carried at fair value. For 2008, the $274 million in unrealized fair value gains, primarily driven by the sharp decline in interest rates during the first quarter of 2008, consisted of $239 million in unrealized fair value gains on $20.0 billion of advances carried at fair value and $35 million in unrealized fair values gains on $20.1 billion of consolidated obligation bonds carried at fair value.

Net Gain/(Loss) on Derivatives and Hedging Activities — The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

(In millions)	Three Months Ended
Hedged Item	March 31, 2009					March 31, 2008
	Gain/(Loss)			Net Interest Income/ (Expense) on	Total	Gain/(Loss)			Net Interest Income/ (Expense) on	Total
	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges		Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges

Advances:
Elected for fair value option	$—	$—	$133	$(149)	$(16)	$—	$—	$(291)	$(6)	$(297)
Not elected for fair value option	(36)	—	42	(47)	(41)	(5)	—	3	5	3
Consolidated obligations:
Elected for fair value option	—	—	42	(80)	(38)	—	—	(14)	(2)	(16)
Not elected for fair value option	52	—	(114)	191	129	25	—	60	70	155

Total	$16	$—	$103	$(85)	$34	$20	$—	$(242)	$67	$(155)

During the first quarter of 2009, net gains on derivatives and hedging activities totaled $34 million compared to net losses of $155 million in the first quarter of 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $85 million in the first quarter of 2009, compared to net interest income on derivative instruments used in economic hedges of $67 million in the first quarter of 2008.

The $85 million of net interest expense on derivative instruments used in economic hedges for the first quarter of 2009 consisted of $149 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159, $80 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159, and $47 million of net interest expense attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. These amounts were partially offset by $191 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The increase in net interest expense attributable to interest rate swaps associated with advances and the increase in net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in the London Inter-Bank Offered Rate (LIBOR) rates throughout the first quarter of 2009 on the floating leg of the interest rate swaps.

Excluding the $85 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2009 totaled $119 million. The $119 million net gains were primarily attributable to changes in overall interest rates and a decrease in swaption volatilities during the first quarter of 2009. These net gains consisted of net gains of $133 million attributable to the hedges related to advances accounted for under the fair value option in accordance with SFAS 159 and net gains of $42 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, and net gains of $6 million attributable to the hedges related to advances under

SFAS 133, partially offset by net losses of $62 million attributable to the hedges related to consolidated obligations under SFAS 133. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. Most of the economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133.

Excluding the $67 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first quarter of 2008 totaled $222 million. The $222 million in net losses consisted of net losses of $291 million attributable to the hedges related to advances accounted for under the fair value option in accordance with SFAS 159, net losses of $14 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, and net losses of $2 million attributable to the hedges related to advances under SFAS 133, partially offset by net gains of $85 million attributable to the hedges related to consolidated obligations under SFAS 133. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. Most of the economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133.

Return on Equity

Return on equity (ROE) was 4.95% (annualized) for the first quarter of 2009, a decrease of 199 basis points from the first quarter of 2008. This decrease primarily reflected the decline in net income in the first quarter of 2009 compared to the same period in 2008.

Dividends and Retained Earnings

By regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2009, advances maturing within five years totaled $193.9 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2008, advances maturing within five years totaled $225.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of March 31, 2009, and December 31, 2008, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings

and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159. As SFAS 133- and SFAS 159-related cumulative net gains are reversed by periodic SFAS 133- and SFAS 159-related net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $10 million at March 31, 2009, and $52 million at December 31, 2008.

Other Retained Earnings – Targeted Buildup – In addition to the cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds a targeted amount of other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of an accounting write-down on MBS with unrealized losses if the losses were determined to be other than temporary. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $388 million at March 31, 2009, and $124 million at December 31, 2008. The Bank’s current target is $747 million. The Bank is evaluating a potential revision to this target.

Dividends – On April 10, 2009, the Bank notified members that it would not pay a dividend for the first quarter of 2009 and would not repurchase excess capital stock on April 30, 2009. The Bank’s dividend rate was 5.73% (annualized) for the first quarter of 2008.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2008 to 2007 – Dividends” in the Bank’s 2008 Form 10-K.

Financial Condition

Total assets were $270.3 billion at March 31, 2009, a 16% decrease from $321.2 billion at December 31, 2008, primarily as a result of decline in advances, which decreased by $31.8 billion or 13%, to $203.9 billion at March 31, 2009, from $235.7 billion at December 31, 2008. In addition to the decline in advances, cash and due from banks decreased to $2.0 billion at March 31, 2009, from $19.6 billion at December 31, 2008. Average total assets were $301.8 billion for the first quarter of 2009, a 9% decrease compared to $331.1 billion for the first quarter of 2008. Average advances were $221.8 billion for the first quarter of 2009, a 10% decrease from $247.5 billion in the first quarter of 2008.

Members decreased their use of Bank advances during the first quarter of 2009 for various reasons, including the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, increases in core deposits, and reduced borrowing capacity of collateral pledged to the Bank. Cash and due from banks decreased because of the Bank’s lower liquidity needs.

Advances outstanding at March 31, 2009, included unrealized gains of $2.3 billion, of which $1.2 billion represented unrealized gains on advances hedged in accordance with SFAS 133 and $1.1 billion represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2008, included unrealized gains of $2.7 billion, of which $1.4 billion represented unrealized gains on advances hedged in accordance with SFAS 133 and $1.3 billion represented unrealized fair value gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2008, to March 31, 2009, was primarily attributable to higher interest rates on advances during the first quarter of 2009.

Total liabilities were $260.8 billion at March 31, 2009, a 16% decrease from $311.5 billion at December 31, 2008, reflecting decreases in consolidated obligations outstanding from $304.9 billion at December 31, 2008, to $255.6 billion at March 31, 2009. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first quarter of 2009. Average total liabilities were $291.7 billion for the first quarter of 2009, an 8% decrease compared to $317.2 billion for the first quarter of 2008. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $279.4 billion in the first quarter of 2009 and $305.7 billion in the first quarter of 2008.

Consolidated obligations outstanding at March 31, 2009, included unrealized losses of $3.2 billion on consolidated obligation bonds hedged in accordance with SFAS 133 and $37 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. Consolidated obligations outstanding at December 31, 2008, included unrealized losses of $3.9 billion on consolidated obligation bonds hedged in accordance with SFAS 133 and $50 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2008, to March 31, 2009, was primarily attributable to higher interest rates during the first quarter of 2009.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,135.4 billion at March 31, 2009, and $1,251.5 billion at December 31, 2008.

As of March 31, 2009, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of March 31, 2009, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA. As of March 31, 2009, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2009, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Agency to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank analyzes its financial performance based on the adjusted net interest income of two operating segments: the advances-related business and the mortgage-related business. For purposes of segment reporting, adjusted net interest income includes net interest expense on derivative instruments used in economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $230.1 billion (85% of total assets) at March 31, 2009, from $278.2 billion (87% of total assets) at December 31, 2008, representing a decrease of $48.1 billion, or 17%. The decrease primarily reflected lower demand for advances by the Bank’s members.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $213 million in the first quarter of 2009, an increase of $1 million compared to $212 million in the first quarter of 2008. The increase was primarily attributable to higher spreads on advances, which were due, in part, to the refinancing of certain long-term debt with short-term debt at more favorable rates.

Adjusted net interest income for this segment represented 61% and 70% of total adjusted net interest income for the first quarter of 2009 and 2008, respectively.

Advances – The par amount of advances outstanding decreased by $31.3 billion, or 13%, to $201.6 billion at March 31, 2009, from $232.9 billion at December 31, 2008. The decrease reflects a $16.7 billion decrease in fixed rate advances and a $14.8 billion decrease in adjustable rate advances, partially offset by a $0.2 billion increase in variable rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $138.9 billion at March 31, 2009, a net decrease of $22.7 billion from $161.6 billion at December 31, 2008. The remaining $8.6 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 48 institutions increased their advances during the first quarter of 2009, while 194 institutions decreased their advances.

Average advances were $221.8 billion in the first quarter of 2009, a 10% decrease from $247.5 billion in the first quarter of 2008. Members decreased their use of Bank advances during the first quarter of 2009 for various reasons, including the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, increases in core deposits, and reduced borrowing capacity of collateral pledged to the Bank.

The components of the advances portfolio at March 31, 2009, and December 31, 2008, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	March 31, 2009	December 31, 2008
Standard advances:
Adjustable – LIBOR	$96,813	$111,603
Adjustable – other indices	436	444
Fixed	66,024	80,035
Daily variable rate	3,742	3,564

Subtotal	167,015	195,646

Customized advances:
Adjustable – LIBOR, with caps and/or floors	10	10
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	1,625	1,625
Fixed – amortizing	530	578
Fixed with PPS(1)	27,721	30,156
Fixed – callable at member’s option	320	315
Fixed – putable at Bank’s option	3,862	4,009
Fixed – putable at Bank’s option with PPS(1)	503	588

Subtotal	34,571	37,281

Total par value	201,586	232,927
SFAS 133 valuation adjustments	1,177	1,353
SFAS 159 valuation adjustments	1,084	1,299
Net unamortized premiums	57	85

Total	$203,904	$235,664

(1)	PPS means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $23.2 billion as of March 31, 2009, an increase of $1.6 billion, or 7%, from $21.6 billion as of December 31, 2008. During the first quarter of 2009, Federal funds sold increased $2.9 billion and commercial paper increased $1.5 billion, while interest-bearing deposits in banks decreased $2.8 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds shortened to 16 days as of March 31, 2009, from 21 days as of December 31, 2008. Similar to 2008, the Bank funded a certain percentage of the portfolio for short-term (under one month) cash management purposes, instead of match-funding investments with one-month to three-month maturities.

Cash and Due from Banks – Cash and due from banks decreased to $2.0 billion at March 31, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting a decline in the Bank’s liquidity needs during the first three months of 2009.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $47.8 billion, or 18%, from $268.4 billion at December 31, 2008, to $220.6 billion at March 31, 2009. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At March 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $291.0 billion, of which $199.9 billion were hedging consolidated obligations, $90.7 billion were hedging advances, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $308.9 billion, of which $87.9 billion were hedging advances, $220.7 billion were hedging consolidated obligations, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. However, in the third quarter of 2008, market conditions significantly increased volatility in GSE debt pricing and funding costs compared to recent historical levels. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview.”

The Federal Reserve Board, through its Federal Open Market Committee (FOMC), continued to lower short- term interest rates throughout 2008. Between January 22, 2008, and October 29, 2008, the FOMC lowered its target for the Federal funds rate a total of 325 basis points to 1.00%. On December 16, 2008, the FOMC further lowered the Federal funds rate, setting the target Federal funds rate to a range of 0.00% and 0.25%. Both short-term and long-term U.S. Treasury security rates generally followed this downward trend in the Federal funds rate. Since December 16, 2008, the FOMC has not changed the target Federal funds rate. During the first quarter of 2009, rates on short-term and long-term U.S. Treasury securities marginally increased because of expectations of increased Treasury issuance. The following table provides selected market interest rates as of the dates shown.

Market Instrument	March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	2.25%	4.25%
3-month Treasury bill	0.21	0.13	1.34	3.24
3-month LIBOR	1.19	1.43	2.69	4.70
2-year Treasury note	0.80	0.77	1.60	3.06
5-year Treasury note	1.67	1.55	2.45	3.46

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes was lower in the first quarter of 2009 than in the first quarter of 2008, as a result of the general decline in market interest rates and the purchase of GSE debt by the Federal Reserve Bank.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first quarter of 2009 and 2008. Continued “flight to quality” and investor demand for short-term GSE discount notes lowered borrowing costs relative to LIBOR compared to a year ago.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2009	March 31, 2008
Consolidated obligation bonds	–7.8	–16.1
Consolidated obligation discount notes (one month and greater)	–70.2	–43.2

At March 31, 2009, the Bank had $150.9 billion of swapped non-callable bonds, $43.5 billion of swapped discounts notes, and $5.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 83% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2008, the Bank had $157.6 billion of swapped non-callable bonds and $8.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 78% of the Bank’s total consolidated obligation bonds outstanding.

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

At March 31, 2009, assets associated with this segment were $40.2 billion (15% of total assets), a decrease of $2.8 billion, or 7%, from $43.0 billion at December 31, 2008 (13% of total assets). The decrease was due to lower investments in MBS, which decreased $2.7 billion to $36.4 billion at March 31, 2009, from $39.1 billion at December 31, 2008, and lower mortgage loan balances, which decreased $0.1 billion to $3.6 billion at March 31, 2009, from $3.7 billion at December 31, 2008.

In the first quarter of 2009, average MBS investments were $38.8 billion, an increase of $4.6 billion compared to $34.2 billion in the first quarter of 2008. This increase was due to the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements during 2008. There were no purchases of MBS investments in the first quarter of 2009.

Average mortgage loans were $3.7 billion in the first quarter of 2009, a decrease of $0.4 billion from $4.1 billion in the first quarter of 2008.

Adjusted net interest income for this segment was $136 million in the first quarter of 2009, an increase of $46 million, or 51%, from $90 million in the first quarter of 2008. The increases were primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, a steeper yield curve, and wider market spreads on new MBS investments purchased in 2008. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. Lower short-term funding costs, measured as a spread below LIBOR, also favorably affected the spread on the floating rate portion of the Bank’s MBS portfolio. The wider market spreads on MBS that have been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans.

Adjusted net interest income for this segment represented 39% and 30% of total adjusted net interest income for the first quarter of 2009 and 2008, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. For each loan, the Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loan. The Bank and the member that sold the loan share in the credit risk of the loans. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2008 Form 10-K.

At March 31, 2009, and December 31, 2008, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2008 Form 10-K. Mortgage loan balances at March 31, 2009, and December 31, 2008, were as follows:

(In millions)	March 31, 2009	December 31, 2008
MPF Plus	$3,280	$3,387
Original MPF	319	336

Subtotal	3,599	3,723
Net unamortized discounts	(12)	(10)

Mortgage loans held for portfolio	3,587	3,713
Less: Allowance for credit losses	(1)	(1)

Mortgage loans held for portfolio, net	$3,586	$3,712

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $1 million at March 31, 2009, and $1 million at December 31, 2008. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2008 Form 10-K.

At March 31, 2009, the Bank had 396 loans that were 30 days or more delinquent totaling $48 million, of which 102 loans totaling $11 million were classified as nonaccrual or impaired. For 72 of these loans, totaling $8 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $36.4 billion, or 255% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at March 31, 2009, compared to $39.1 billion, or 289% of Bank capital, at December 31, 2008. The Bank’s MBS portfolio decreased because of run-off (paydowns/prepayments/maturities) on the portfolio and because the Bank did not purchase any additional MBS during the first quarter of 2009. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management –Investments.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks by predominately purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.8 billion, or 7%, from $43.0 billion at December 31, 2008, to $40.2 billion at March 31, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At March 31, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $24.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio. At March 31, 2009, $23.5 billion in notional amounts of interest rate exchange agreements associated with consolidated obligations were economic hedges that did not qualify for either fair value or cash flow hedge accounting under SFAS 133.

At December 31, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $22.7 billion, of which $21.9 billion were economic hedges associated with consolidated obligations and $0.8 billion were fair value hedges associated with consolidated obligations.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2008 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of March 31, 2009, and December 31, 2008.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2009	December 31, 2008

Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$43,011	$36,106

Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	6,000	2,000

Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	150

Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	306	314

Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable	Economic Hedge(1)	6,929	12,342

Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	32,674	35,357

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	1,635	1,635

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2009	December 31, 2008

Subtotal Economic Hedges(1)			47,694	51,798

Total			90,705	87,904

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	62,542	71,071

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	12,631	9,988

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	495	15

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	800	4,730

Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	35,705	29,978

Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	43,460	44,993

Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	4,475	1,810

Subtotal Economic Hedges(1)			97,566	91,514

Total			160,108	162,585

Hedged Item: Callable Bonds

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	5,002	7,197

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	465	1,044

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	25	243

Subtotal Economic Hedges(1)			490	1,287

Total			5,492	8,484

Hedged Item: Discount Notes

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,305	4,000

Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	56,731	68,014

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2009	December 31, 2008

Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	300

Total			59,036	72,314

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	10	10

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	86	86

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	340	260

Total			426	346

Total Notional Amount			$315,777	$331,643

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under SFAS 133.

At March 31, 2009, the total notional amount of interest rate exchange agreements outstanding was $315.8 billion, compared with $331.6 billion at December 31, 2008. The $15.8 billion decrease in the notional amount of derivatives during the first quarter of 2009 was primarily due to a net $13.2 billion decrease in interest rate exchange agreements hedging consolidated obligation discount notes, and a net $5.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, partially offset by a $2.8 billion increase in interest rate exchange agreements hedging the market risk of fixed rate advances. The decrease in interest rate exchange agreements hedging consolidated obligation discount notes reflected decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of March 31, 2009, and December 31, 2008.

(In millions)

March 31, 2009
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$43,011	$(1,166)	$1,177	$—	$11
Non-callable bonds	62,542	3,008	(3,024)	—	(16)
Callable bonds	5,002	160	(159)	—	1

Subtotal	110,555	2,002	(2,006)	—	(4)

Not qualifying for hedge accounting (economic hedges):
Advances	47,694	(1,179)	—	937	(242)
Non-callable bonds	97,382	547	—	(15)	532
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	490	12	—	2	14
Discount notes	59,036	24	—	—	24
MBS – trading	10	(1)	—	—	(1)
Intermediated	426	—	—	—	—

Subtotal	205,222	(596)	—	924	328

Total excluding accrued interest	315,777	1,406	(2,006)	924	324
Accrued interest	—	625	(674)	122	73

Total	$315,777	$2,031	$(2,680)	$1,046	$397

(In millions)

December 31, 2008
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$36,106	$(1,304)	$1,353	$—	$49
Non-callable bonds	71,071	3,589	(3,651)	—	(62)
Callable bonds	7,197	201	(211)	—	(10)

Subtotal	114,374	2,486	(2,509)	—	(23)

Not qualifying for hedge accounting (economic hedges):
Advances	51,798	(1,361)	—	1,139	(222)
Non-callable bonds	91,330	366	—	(23)	343
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	1,287	16	—	2	18
Discount notes	72,314	53	—	—	53
MBS – trading	10	—	—	—	—
Intermediated	346	—	—	—	—

Subtotal	217,269	(925)	—	1,118	193

Total excluding accrued interest	331,643	1,561	(2,509)	1,118	170
Accrued interest	—	520	(704)	130	(54)

Total	$331,643	$2,081	$(3,213)	$1,248	$116

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of March 31, 2009, and December 31, 2008.

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

SFAS 133- and SFAS 159-related income effects during the first quarter of 2009 were primarily driven by (i) changes in overall interest rates; (ii) reversal of prior period gains and losses; and (iii) a decrease in swaption volatilities. The negative fair value impact resulted in primarily unrealized net losses. These losses are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2009, and December 31, 2008.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2009		December 31, 2008
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional

Deutsche Bank AG	A	$58,110	19%	$75,316	23%
JPMorgan Chase Bank, National Association	AA	51,019	16	51,287	15
Barclays Bank PLC	AA	44,871	14	50,015	15
BNP Paribas	AA	34,860	11	22,251	7
Merrill Lynch Capital Services	A	32,322	10	29,892	9

Subtotal		221,182	70	228,761	69
Others	At least A	94,595	30	102,882	31

Total		$315,777	100%	$331,643	100%

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank’s equity capital resources are governed by the Bank’s capital plan. For more information, see “Management’s Discussion and Analysis and Results of Operations – Quarterly Overview – Funding and Liquidity.”

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

The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. The Bank maintained at least three months of liquidity at all times during the first three months of 2009 and during 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’ projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available and funds needed for the five-business-day and 90-day periods following March 31, 2009, and December 31, 2008. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2009		As of December 31, 2008
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days

Obligations due:
Commitments for new advances	$1,304	$1,304	$470	$470
Demand deposits	2,026	2,026	2,552	2,552
Maturing member term deposits	15	111	63	103
Discount note and bond maturities and expected exercises of bond call options	10,442	67,072	14,686	101,157

Subtotal obligations	13,787	70,513	17,771	104,282

Sources of available funds:
Maturing investments	14,028	22,466	10,986	20,781
Cash at FRBSF	1,987	1,987	19,630	19,630
Proceeds from scheduled settlements of discount notes and bonds	1,853	1,963	960	960
Maturing advances and scheduled prepayments	7,262	40,142	6,349	62,727

Subtotal sources	25,130	66,558	37,925	104,098

Net funds available	11,343	(3,955)	20,154	(184)

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	26,468	—	27,567
Housing finance agency bonds	—	544	—	561
Marketable money market investments	5,166	—	5,909	—

Subtotal contingent sources	5,166	27,012	5,909	28,128

Total contingent funds available	$16,509	23,057	$26,063	$27,944

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2008 Form 10-K.

Capital

Total capital as of March 31, 2009, was $9.5 billion, a 3% decrease from $9.8 billion as of December 31, 2008. The decrease was primarily due to the impairment loss related to all other factors recorded in other comprehensive income in the first quarter of 2009 on the Bank’s non-agency MBS, partially offset by the acquisition of mandatorily redeemable capital stock held by nonmembers by members. Bank capital stock acquired by members from nonmembers is no longer classified as mandatorily redeemable capital stock (a liability).

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2009, and December 31, 2008. During the first quarter of 2009, the Bank’s required risk-based capital increased from $8.6 billion at December 31, 2008, to $10.6 billion at March 31, 2009. The increase was due to higher market risk capital requirements, reflecting the impact of unrealized losses on the Bank’s MBS investment portfolio.

Regulatory Capital Requirements

	March 31, 2009		December 31, 2008
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$11,004	$14,252	$8,635	$13,539
Total regulatory capital	$10,811	$14,252	$12,850	$13,539
Total capital-to-assets ratio	4.00%	5.27%	4.00%	4.21%
Leverage capital	$13,514	$21,378	$16,062	$20,308
Leverage ratio	5.00%	7.91%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 5.27% at March 31, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted previously.

The Bank’s capital requirements are more fully discussed in the Bank’s 2008 Form 10-K in Note 13 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2008 Form 10-K.

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

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet all the Bank’s credit and collateral requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2009, and December 31, 2008. During the first quarter of 2009, the Bank adjusted the internal credit quality ratings of some borrowers because of the financial deterioration of these institutions resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of borrowers in each of the credit quality rating categories may occur because of the addition of new Bank members as well as changes to the credit quality ratings of borrowers based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Credit Quality Rating

(Dollars in millions)

March 31, 2009

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	100	79	$21,674	$35,884	60%
4-6	259	185	175,338	221,288	79
7-10	85	68	9,933	15,085	66

Total	444	332	$206,945	$272,257	76%

December 31, 2008
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	124	104	$24,128	$49,077	49%
4-6	268	203	201,726	224,398	90
7-10	49	40	12,802	16,144	79

Total	441	347	$238,656	$289,619	82%

(1)	Includes secured advances, letters of credit, the market value of swaps, prepayment fees, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0%-10%	44	$151,120	$162,692
11%-25%	44	18,352	22,654
26%-50%	94	26,210	38,880
More than 50%	150	11,263	48,031

Total	332	$206,945	$272,257

December 31, 2008
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0%-10%	71	$195,344	$200,892
11%-25%	51	20,814	25,232
26%-50%	81	11,051	17,308
More than 50%	144	11,447	46,187

Total	347	$238,656	$289,619

(1)    Includes secured advances, letters of credit, the market value of swaps, prepayment fees, and the credit enhancement obligation on MPF loans.

(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2009, the borrowing capacities assigned to U.S. Treasury and Agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to non-agency MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2009, and December 31, 2008.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)
	March 31, 2009		December 31, 2008
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity

U.S. Treasury (bills, notes, bonds)	$169	$168	$217	$216
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	2,422	2,392	2,004	1,982
Agency pools and collateralized mortgage obligations	25,198	24,589	26,020	25,032
Non-agency residential MBS – publicly registered AAA-rated senior tranches	3,815	2,153	6,523	3,903
Non-agency home equity MBS – publicly registered AAA-rated senior tranches	276	105	420	178
Non-agency commercial MBS – publicly registered AAA-rated senior tranches	1,427	791	1,394	817
Non-agency residential MBS – publicly registered AA-rated senior tranches	608	111	1,619	545
Non-agency residential MBS – publicly registered A-rated senior tranches	5,162	528	5,329	625
Non-agency residential MBS – publicly registered BBB-rated senior tranches	285	8	321	17
Non-agency residential MBS – publicly registered AAA- or AA-rated subordinate tranches	141	10	1,599	176
Non-agency home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	1,969	395	2,279	509
Non-agency commercial MBS – publicly registered AAA-rated subordinate tranches	3,003	817	3,018	907
Non-agency residential MBS – private placement AAA-rated senior tranches	2	2	3	2
Term deposits with the FHLBank of San Francisco	128	128	89	89
Other	—	—	4,403	440

Total	$44,605	$32,197	$55,238	$35,438

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

As of March 31, 2009, 68% of the loan collateral pledged to the Bank was pledged by 44 institutions under specific identification, 17% was pledged by 147 institutions under blanket lien with detailed reporting, and 15% was pledged by 164 institutions under blanket lien with summary reporting.

As of March 31, 2009, the Bank’s maximum borrowing capacities for loan collateral ranged from 40% to 93% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 93% for first lien residential mortgage loans, 75% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 40% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2009, and December 31, 2008.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	March 31, 2009		December 31, 2008
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity

First lien residential mortgage loans	$240,330	$129,578	$260,598	$142,004
Second lien residential mortgage loans and home equity lines of credit	106,310	33,663	111,275	34,568
Multifamily mortgage loans	40,741	25,606	41,437	26,517
Commercial mortgage loans	66,886	34,334	71,207	36,643
Loan participations	27,876	15,507	20,728	11,679
Small business, small farm, and small agribusiness loans	4,255	962	4,252	963
Other	1,379	410	6,357	1,807

Total	$487,777	$240,060	$515,854	$254,181

The Bank holds a security interest in subprime residential mortgage loans (loans with a borrower FICO score of 620 or less) pledged as collateral. At March 31, 2009, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between the Bank’s best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it determines that it will be unable to recover the entire cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers several quantitative and qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, the underlying collateral, sufficiency of the credit enhancement, and the length of time that and extent to which fair value has been less than the amortized cost, as well as the Bank’s intent to sell the security and if it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining amortized cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. At March 31, 2009, the Bank’s interest-bearing deposits in banks had gross unrealized losses totaling $1 million. The Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its interest-bearing deposits are temporary because: (i) the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness, (ii) the interest-bearing deposits in banks were all with issuers that had credit ratings of at least A at March 31, 2009, (iii) all of the securities had maturity dates within 45 days of quarter-end, (iv) the Bank does not intend to sell these securities, (v) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (vi) the Bank expects to recover the entire cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first liens on residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Financial Security Assurance Incorporated (FSA). During 2008, all but one of the bonds were downgraded from AAA to AA by Fitch Ratings as a result of downgrades of the financial strength ratings of Ambac, MBIA and FSA. There were no rating changes to the Bank’s housing finance agency bonds in the first quarter of 2009. As of May 8, 2009, $300 million of the AA-rated housing finance agency bonds and $28 million of the AAA-rated housing finance agency bonds issued by CHFA and insured by FSA were on negative watch according to Moody’s, Standard & Poor’s, and Fitch Ratings. Based on information obtained from the rating agencies, the Bank’s CHFA bonds are AA-rated without considering the bond insurance.

At March 31, 2009, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $77 million. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its housing finance agency bonds are temporary because: (i) the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations, (ii) the California Housing Finance Agency had a credit rating of AA at March 31, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings), (iii) the Bank does not intend to sell these securities, (iv) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (v) the Bank expects to recover the entire cost basis of these securities.

The Bank’s investments also include residential agency MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and residential non-agency MBS, some of which are issued by and/or purchased from members, former members, or their respective affiliates. At March 31, 2009, MBS representing 42% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of March 31, 2009, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $8.3 billion, most of which were related to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. In addition, all of the Bank’s agency MBS had a credit rating of AAA at March 31, 2009. Because of these factors and because the Bank expects to recover the entire cost basis of these securities, does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, the Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on its agency MBS are temporary.

For its non-agency MBS, the Bank analyzed all of the securities with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used in selecting each of these securities for further analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value; adverse rating agency actions on the security, including negative watch and/or downgrade; and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date. For each of the selected securities, the Bank performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. A significant input to the model is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the

Bank modified certain assumptions in its models to reflect higher default rates, more extreme loss severities, and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses were allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. The Bank uses these models to estimate the expected cash flows from its securities as part of its process for assessing whether it is likely that the Bank will not recover the entire cost basis of the security.

Based on its analyses and reviews, the Bank determined that 43 of its non-agency MBS were other-than-temporarily impaired at March 31, 2009, because the Bank determined it was likely that it would not recover the entire cost basis of each of these securities. These securities included the 15 securities that had previously been identified as other-than-temporarily impaired in 2008 and 28 securities that were first identified as other-than-temporarily impaired in the first quarter of 2009. Because of continued deterioration in the non-agency MBS market, for 14 of the non-agency MBS previously identified as other-than-temporarily impaired, the Bank recorded an additional impairment of $50 million related to credit loss and an additional impairment of $53 million related to all other factors. For the 28 newly identified non-agency MBS with OTTI, the Bank recorded an impairment of $38 million related to credit loss and an impairment of $1,015 million related to all other factors.

In accordance with FSP FAS 115-2 and FAS 124-2, for the first quarter of 2009, the impairment related to the credit loss of $88 million was reflected in “Other (loss)/income” and the impairment related to all other factors of $1,068 million was reflected in “Other comprehensive income.” The impairment related to all other factors will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At March 31, 2009, the estimated weighted average life of these securities was approximately four years.

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which is recognized in other comprehensive income.

	Three Months Ended March 31, 2009
(In millions)	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, beginning of the period(1)	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	38	1,015	1,053
Additional charges on securities for which OTTI was previously recognized	50	53	103
Accretion of impairment related to all other factors	—	(30)	(30)

Balance, end of the period	$108	$1,608	$1,716

(1)	The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570 million, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive income.

In determining the estimated fair value of non-agency MBS at March 31, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service (the weighted price) to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The Bank primarily used prices from an external pricing service to estimate the fair value of its agency MBS at March 31, 2009.

In evaluating the resulting estimated fair value of non-agency MBS at March 31, 2009, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing non-agency MBS.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

The following table presents the Bank’s other-than-temporarily impaired non-agency MBS by loan collateral type:

	At March 31, 2009				For the Three Months Ended March 31, 2009
(In millions)	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$144	$143	$57	$87	$—	$—	$—
Alt-A, option ARM	944	919	488	431	25	417	442
Alt-A, other	2,705	2,633	1,063	1,578	63	651	714
Total	$3,793	$3,695	$1,608	$2,096	$88	$1,068	$1,156

The following table presents the other-than-temporarily impaired non-agency MBS as of March 31, 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the write-down.

March 31, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
(In millions)	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Alt-A	$—	$88	$88	$—	$1,068	$1,068

Total	$—	$88	$88	$—	$1,068	$1,068

For the Bank’s non-agency MBS that were not other-than-temporarily impaired as of March 31, 2009, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2009, the unrealized losses on these remaining non-agency MBS are temporary. Sixty-three percent of the non-agency MBS that were not other-than-temporarily impaired were rated investment grade (41% were rated AAA based on the amortized cost), with the remainder rated below investment grade. These securities were included in the population of securities with adverse characteristics that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities did not require an OTTI charge. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of OTTI. These projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

The following table presents the ratings of the Bank’s non-agency MBS investments as of March 31, 2009, by year of issuance.

Unpaid Principal Balance of Non-Agency MBS by Year of Issuance and Credit Rating

March 31, 2009

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AAA	AA	A	BBB	Below Investment Grade	Total
Prime
2004 and earlier	$4,408	$31	$—	$—	$—	$4,439
2005	144	64	149	—	—	357
2006	990	234	263	—	118	1,605
2007	444	131	—	256	245	1,076
2008	435	—	—	—	—	435
2009	—	—	—	—	—	—

Total Prime	6,421	460	412	256	363	7,912

Alt-A
2004 and earlier	1,787	108	20	—	—	1,915
2005	272	372	978	2,387	2,671	6,680
2006	255	—	76	192	1,490	2,013
2007	2,026	—	95	120	2,960	5,201
2008	367	—	—	—	—	367
2009	—	—	—	—	—	—

Total Alt-A	4,707	480	1,169	2,699	7,121	16,176

Total par amount	$11,128	$940	$1,581	$2,955	$7,484	$24,088

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

For the Bank’s non-agency MBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral, and credit enhancement statistics by type of collateral and year of issuance. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for a AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

Non-Agency MBS Credit Characteristics

March 31, 2009

(Dollars in millions)

							Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI	60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support
Prime
2004 and earlier	$4,442	$869	$3,573	$—	$—	$—	2.57%	3.86%	7.35%	3.68%
2005	357	130	227	—	—	—	7.45	11.43	16.12	3.44
2006	1,584	407	1,177	—	—	—	3.66	8.69	9.45	7.08
2007	1,076	397	679	—	—	—	11.93	23.22	23.68	6.31
2008	440	123	317	—	—	—	11.14	30.00	30.99	7.20
2009	—	—	—	—	—	—	—	—	—	—

Total Prime	7,899	1,926	5,973	—	—	—	4.75	9.26	11.70	3.44

Alt-A
2004 and earlier	1,936	553	1,383	—	—	—	8.57	7.90	16.43	10.13
2005	6,673	2,609	4,064	27	387	414	12.50	13.91	17.95	8.37
2006	1,960	805	1,155	38	147	185	22.97	22.67	23.83	5.07
2007	5,160	2,297	2,871	23	534	557	21.48	32.93	33.42	10.37
2008	367	124	243	—	—	—	9.34	31.80	32.45	9.97
2009	—	—	—	—	—	—	—	—	—	—

Total Alt-A	16,096	6,388	9,716	88	1,068	1,156	16.15	20.81	23.80	5.07

Total	$23,995	$8,314	$15,689	$88	$1,068	$1,156	12.41%	17.01%	19.82%	—%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s non-agency MBS by collateral type and credit rating.

Weighted Average Collateral Delinquency of Non-Agency MBS as of March 31, 2009

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	60+ Days Collateral Delinquency
Prime
Investment grade:
AAA-rated	$6,421	$6,413	$6,413	$1,428	3.72%
AA-rated	460	459	459	146	5.54
A-rated	412	409	409	126	6.44
BBB-rated	256	256	199	86	12.06
Below investment grade	363	362	362	140	15.04

Total Prime	$7,912	$7,899	$7,842	$1,926	4.75%

Alt-A
Investment grade:
AAA-rated	$4,707	$4,716	$4,640	$1,638	12.00%
AA-rated	480	481	470	139	11.61
A-rated	1,169	1,165	1,078	427	10.86
BBB-rated	2,699	2,691	2,616	1,039	10.91
Below investment grade	7,121	7,043	5,741	3,145	22.07

Total Alt-A	$16,176	$16,096	$14,545	$6,388	16.15%

Unpaid Principal Balance of Non-Agency MBS by Collateral Type

	March 31, 2009			December 31, 2008
(In millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Non-agency MBS:
Prime	$5,673	$2,239	$7,912	$6,616	$1,823	$8,439
Alt-A	9,816	6,360	16,176	10,274	6,415	16,689

Total	$15,489	$8,599	$24,088	$16,890	$8,238	$25,128

Weighted Average Collateral Delinquency Rates and Credit Ratings of Non-Agency MBS

in a Loss Position at March 31, 2009, and Credit Ratings as of May 8, 2009

	March 31, 2009						May 8, 2009
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist

Non-agency MBS backed by:
Prime	$7,912	$7,899	$7,842	$1,926	4.75%	81.17%	72.74%	91.95%	8.05%	14.13%
Alt-A	16,176	16,096	14,545	6,388	16.15	29.10	20.81	54.93	45.07	9.00

Total	$24,088	$23,995	$22,387	$8,314	12.41%	46.20%	37.86%	67.09%	32.91%	10.68%

The following table presents the fair value of the Bank’s non-agency MBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of Non-Agency MBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type and Year of Securitization	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Prime
2004 and earlier	80.49%	83.48%	94.83%	95.96%	96.84%
2005	63.61	82.83	94.78	95.64	97.32
2006	73.38	74.71	84.99	88.92	91.61
2007	63.10	78.77	90.98	94.83	97.79
2008	72.77	73.05	84.96	93.94	94.46
2009	—	69.63	86.88	91.76	98.34
Weighted average of all Prime	75.50%	79.78%	91.92%	94.84%	96.79%

Alt-A
2004 and earlier	72.24%	81.22%	91.32%	96.54%	95.93%
2005	60.84	74.84	82.24	90.37	89.45
2006	57.38	65.50	75.97	82.43	81.59
2007	55.19	63.44	71.15	78.93	78.67
2008	66.20	58.10	70.53	79.35	77.80
2009	—	72.40	92.16	96.13	94.83
Weighted average of all Alt-A	60.07%	64.39%	75.13%	82.58%	81.65%

Weighted average of all non-agency MBS	65.13%	69.56%	80.84%	86.80%	86.93%

The following table summarizes rating agency downgrade actions on non-agency MBS that occurred after March 31, 2009. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Non-Agency MBS Downgraded from April 1, 2009, to May 8, 2009

Dollar amounts at March 31, 2009

	To AA		To A		To BBB		To Below Investment Grade		Total
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-agency MBS:
Downgrade from AAA	$704	$528	$727	$507	$416	$318	$170	$106	$2,017	$1,459
Downgrade from AA	—	—	172	126	—	—	105	68	277	194
Downgrade from A	—	—	—	—	—	—	167	126	167	126

Total	$704	$528	$899	$633	$416	$318	$442	$300	$2,461	$1,779

From April 1, 2009, to May 8, 2009, $2.3 billion of the Bank’s non-agency MBS were placed on negative watch, but were not downgraded by the rating agencies. Of these securities, $2.3 billion were rated AAA.

Following these rating agency actions, the Bank performed OTTI reviews on the three securities that were downgraded to below investment grade status. For the three newly reviewed securities, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2009, all of the gross unrealized losses on these securities are temporary.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have commenced or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, these mortgage loans or MBS related to these mortgage loans.

The Bank believes that, as of March 31, 2009, the gross unrealized losses on the remainder of the held-to-maturity MBS are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire cost basis of these securities. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire cost basis of these securities as of each balance sheet date. If market conditions and the performance of mortgage assets continue to deteriorate, however, the Bank may recognize significant OTTI charges in the future.

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

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital, or (ii) an absolute credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

March 31, 2009

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure

AA	$137,217	$1,408	$1,391	$17
A(2)	178,347	1,015	998	17

Subtotal	315,564	2,423	2,389	34
Member institutions(3)	213	1	1	—

Total derivatives	$315,777	$2,424	$2,390	$34

December 31, 2008

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure

AA	$150,584	$1,466	$1,462	$4
A(2)	180,886	1,027	1,010	17

Subtotal	331,470	2,493	2,472	21
Member institutions(3)	173	—	—	—

Total derivatives	$331,643	$2,493	$2,472	$21

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $4.2 billion at March 31, 2009, and $4.7 billion at December 31, 2008, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at March 31, 2009, and at December 31, 2008.

At March 31, 2009, the Bank had a total of $315.8 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$315.6 billion represented notional amounts of derivatives contracts outstanding with 16 derivatives dealer counterparties. Seven of these counterparties made up 84% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 18% of the total. The remaining counterparties each represented less than 16% of the total. Five of these counterparties, with $74.0 billion of derivatives outstanding at March 31, 2009, were affiliates of members, and one counterparty, with $4.2 billion outstanding at March 31, 2009, was a member of the Bank.

•

$213 million represented notional amounts of derivatives contracts with two non-derivatives dealer member counterparties. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at March 31, 2009, was $2.4 billion, which consisted of:

•

$2.4 billion of gross credit exposure on open derivatives contracts with 9 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $34 million.

•

$0.6 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $2.4 billion at March 31, 2009, and $2.5 billion at December 31, 2008. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure decreased $0.1 billion from December 31, 2008, to March 31, 2009. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2008, to March 31, 2009, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2008 Form 10-K.

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

In the Bank’s 2008 Form 10-K, the following accounting policies and estimates have been identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and other-than-temporarily impaired, derivatives and hedged items carried at fair value in accordance with SFAS 133, and financial instruments elected under SFAS 159 to be carried at fair value; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

Any significant changes in the judgments and assumptions made during the first three months of 2009 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2008 Form 10-K and in Note 10 to the Financial Statements.

Other-Than-Temporary Impairment for Investment Securities. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the statements of earnings. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The total OTTI is presented in the statements of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Additional information about OTTI charges associated with the Bank’s non-agency MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

IndyMac Bank, FSB, Receivership and Acquisition of Assets and Liabilities. On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the Office of Thrift Supervision (OTS) chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, F.S.B. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49 million, remains classified as mandatorily redeemable capital stock (a liability).

FDIC Proposal to Increase Deposit Insurance Assessments. On October 16, 2008, the FDIC published a notice of proposed rulemaking that would increase the rates that insured depository institutions pay for deposit insurance and make adjustments to the deposit insurance assessment system, including an adjustment based on an institution’s ratio of secured liabilities—including FHLBank advances—to domestic deposits. On December 22, 2008, the FDIC published a final rule implementing a uniform increase to assessment rates for the first quarter of 2009 only. On March 4, 2009, the FDIC published a final rule that revises the risk-based assessment system first proposed in October 2008. The rule, which took effect on April 1, 2009, and applies to assessments beginning with the second quarter of 2009, makes adjustments to the risk-based calculation for an institution’s unsecured debt, secured liabilities, and brokered deposits, and effectively results in a range of possible assessment rates under the risk-based system of 7 to 77.5 basis points. Under the final rule, institutions with secured liabilities, such as FHLBank advances, that exceed 25% of domestic deposits can have as many as 8 basis points added to their assessment rate. Any increase to a Bank member’s deposit insurance assessment correlated to its use of FHLBank advances could increase the relative cost of FHLBank advances compared to member liabilities that are not secured.

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

Prompt Corrective Action Authority over FHLBanks. Pursuant to the Housing Act, to implement the Finance Agency’s “prompt corrective action” authority over the FHLBanks, the Finance Agency issued an interim final rule on January 27, 2009, to establish the following capital classifications for the FHLBanks: “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Finance Agency is soliciting comments on all aspects of the interim final rule and on whether a “well-capitalized” category should be added. Under the interim final rule, the Bank is “adequately capitalized.” For additional information on the prompt corrective action capital categories, see “Business – Regulatory Oversight, Audits, and Examinations” in the Bank’s 2008 Form 10-K.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,135.4 billion at March 31, 2009, and $1,251.5 billion at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $252.2 billion at March 31, 2009, and $301.2 billion at December 31, 2008. At March 31, 2009, the Bank had committed to the issuance of $355 million in consolidated obligation bonds, none of which were hedged with associated interest rate swaps, and $1.6 billion in consolidated obligation discount notes, of which $1.4 billion were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 million in consolidated obligation bonds, of which $500 million were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of March 31, 2009, the Bank gave the U.S. Treasury a listing of advances collateral totaling $35.0 billion, which would provide for a maximum possible borrowing of $30.5 billion, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, and through May 8, 2009, none of the FHLBanks had drawn on the GSE Credit Facility.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2009, the Bank had $1.3 billion of advance commitments and $5.4 billion in standby letters of credit outstanding. At December 31, 2008, the Bank had $470 million of advance commitments and $5.7 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at March 31, 2009, and December 31, 2008.

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

The Federal Home Loan Bank of San Francisco’s (Bank) market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as the primary metric for measuring the Bank’s exposure to changes in interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses risk measurement valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. In the case of specific assets classified as other-than-temporarily impaired, market spreads are used from the date the impairment charge is determined. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (“base case”) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of March 31, 2009. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

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

Interest Rate Scenario(1)	March 31, 2009	December 31, 2008
+200 basis-point change above current rates	–14.2%	–17.2%
+100 basis-point change above current rates	–10.7	–11.2
–100 basis-point change below current rates(2)	+25.3	+20.6
–200 basis-point change below current rates(2)	+44.2	+38.3

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2009, show generally the same sensitivity as the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of March 31, 2009, were 3 basis points lower for terms of 1 year, 7 basis points higher for terms of 5 years, and 30 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

The Net Portfolio Value of Capital Sensitivity table below measures and reports on the sensitivity of the net portfolio value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159, but including effects resulting from other-than-temporary impairment) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2009	December 31, 2008
+200 basis-point change above current rates	–1.1%	–2.9%
+100 basis-point change above current rates	–0.1	–1.1
–100 basis-point change below current rates(2)	–0.4	+2.5
–200 basis-point change below current rates(2)	+0.1	+2.9

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period March 2009 through February 2010 would be expected to increase by 19 basis points, well within the policy limit of –120 basis points.

Repricing Gap Analysis

Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (the “periodic gap”). For example, the negative periodic gap for the “6 months or less” time period indicates that, as of March 31, 2009, there were $3.0 billion more liabilities than assets repricing or maturing during the 6-month period beginning on March 31, 2009. The negative net periodic gap in the first 6-month period equals approximately 31% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of March 31, 2009

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years
Advances-related business:
Assets
Investments	$25,230	$—	$—	$—
Advances	131,556	29,604	39,061	3,683
Other assets	978	—	—	—

Total Assets	157,764	29,604	39,061	3,683

Liabilities
Consolidated obligations:
Bonds	102,826	9,342	43,265	6,157
Discount notes	43,680	10,178	—	—
Deposits	239	—	—	—
Mandatorily redeemable capital stock	—	—	3,145	—
Other liabilities	1,515	—	182	91

Total Liabilities	148,260	19,520	46,592	6,248

Interest rate exchange agreements	(1,999)	(9,570)	9,099	2,470

Periodic gap of advances-related business	7,505	514	1,568	(95)

Mortgage-related business:
Assets
MBS	3,177	2,777	14,755	15,649
Mortgage loans	790	431	1,310	1,055
Other assets	231	—	—	—

Total Assets	4,198	3,208	16,065	16,704

Liabilities
Consolidated obligations:
Bonds	3,687	3,799	14,005	6,301
Discount notes	9,251	3,130	—	—
Other liabilities	2	—	—	—

Total Liabilities	12,940	6,929	14,005	6,301

Interest rate exchange agreements	(1,734)	4,309	(1,625)	(950)

Periodic gap of mortgage-related business	(10,476)	588	435	9,453

Total periodic gap	(2,971)	1,102	2,003	9,358

Cumulative gap	$(2,971)	$(1,869)	$134	$9,492

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was four months at March 31, 2009, and three months at December 31, 2008.

Total Bank Duration Gap Analysis

	March 31, 2009		December 31, 2008
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$270,287	9	$321,244	7
Liabilities	260,795	5	311,459	4
Net	$9,492	4	$9,785	3

(1)	Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of March 31, 2009, remains materially unchanged compared to December 31, 2008. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that the increased sensitivity indicates a fundamental change in risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s duration gap would indicate considerably less risk and would be substantially unchanged from prior periods.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of March 31, 2009, in “Repricing Gap Analysis” above shows that approximately $8.6 billion of net assets for the advances-related business ( 81% of capital) were scheduled to mature or reprice in the six-month period following March 31, 2009, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

Mortgage-Related Business

The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity and a small amount of which are classified as trading, and mortgage loans purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

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

The Bank manages the estimated interest rate and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, temporary hedges of mortgage loan purchase commitments, or as long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2009, and December 31, 2008.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable

to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2009	December 31, 2008
+200 basis-point change	–11.7%	–15.0%
+100 basis-point change	–9.3	–10.0
–100 basis-point change(2)	+22.6	+16.7
–200 basis-point change(2)	+38.2	+31.3

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2009, show generally the same sensitivity as the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of March 31, 2009, were 3 basis points lower for terms of 1 year, 7 basis points higher for terms of 5 years, and 30 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

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

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2009	December 31, 2008

+200 basis-point change above current rates	–0.1%	–2.0%
+100 basis-point change above current rates	+0.5	–0.6
–100 basis-point change below current rates(2)	–1.4	+0.9
–200 basis-point change below current rates(2)	–2.2	+0.1

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president and controller as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president and controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the first quarter of 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Federal Housing Finance Agency, the Office of Finance, and the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

The Bank’s management also relies on the operation of the joint and several liability regulation, which is located in Section 966.9 of Title 12 of the Code of Federal Regulations. The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any legal proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, the Federal Home Loan Bank of San Francisco (Bank) conducted an at-large election for two nonmember “independent” director positions (which included one “public interest” director position), each with a four-year term beginning on January 1, 2009. Four candidates, two for each position, were nominated to run in the election. In accordance with Federal Housing Finance Agency (Finance Agency) rules, a nominee may only be elected if the nominee receives at least 20 percent of the number of votes eligible to be cast in the election. None of the four nominees received 20 percent of the votes eligible to be cast. As a result, under Finance Agency rules, the election was considered a “failed election” and the Bank was required to conduct another at-large election for these two nonmember “independent” director positions.

During the at-large election conducted by the Bank in the first quarter of 2009, Melinda Guzman and Robert F. Nielsen were elected as nonmember “independent directors” to the Bank’s board, effective March 27, 2009. Out of 404 institutions eligible to vote in the election, 145 participated, casting a total of 9,847,256 votes, of which Ms. Guzman received 4,916,683 votes (representing 21.28% of total eligible voting shares) and Mr. Nielsen received 4,930,573 votes (representing 21.84% of total eligible voting shares). Mr. Nielsen was elected to serve as a public interest director. Each of these director positions has a four-year term ending December 31, 2012.

The at-large election was conducted by mail. The Board of Directors of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.

ITEM 5.	OTHER INFORMATION

For a more detailed discussion of the Federal Home Loan Bank of San Francisco’s (Bank) incentive compensation programs referenced below, see “Part III. Item 11. Executive Compensation” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

For 2008, Dean Schultz, president and chief executive officer, received a cash incentive compensation award under the 2008 President’s Incentive Plan (2008 PIP) of $281,300. Mr. Schultz’s award was solely at the discretion of the Board of Directors (Board) and was based on the Bank’s 2008 achievement level of 172% in the aggregate for the three corporate goals (Potential Dividend Spread goal, Market Share goal, and Community Investment goal, each as described in the Bank’s 2008 Form 10-K) and Mr. Schultz’s overall performance. Specifically, the Board recognized Mr. Schultz’s leadership and management in addressing the business, accounting, regulatory, and legislative challenges and issues arising from the economic crisis and market turmoil during 2008 in making its award determination.

In calculating the Bank’s aggregate achievement level with respect to its three Bank corporate goals for purposes of the 2008 PIP, the Bank’s 2008 Potential Dividend Spread goal achievement level was 200%, which represents a potential dividend yield (i.e., what could have been paid in dividends based on adjusted net income if no earnings were retained) of 6.50% against a benchmark yield on capital of 2.97%. The potential dividend yield was adjusted to 6.02% to eliminate the effect of those events that are considered to be outside the control of management. Specifically, the adjustments eliminated the impacts of higher-than-planned yields on capital and higher-than-planned first-year spreads on mortgage-backed securities purchased in 2008. The resulting potential dividend spread of 3.05% exceeded the goal target of 1.23%, resulting in a Potential Dividend goal achievement level of 200%, the maximum achievement level recognized under the 2008 PIP.

With respect to the Market Share goal, the Bank’s 2008 achievement level was 151%, reflecting significant achievement levels in most member segments. Regarding the Community Investment goal, the Bank’s 2008 achievement level was 160%, reflecting the Bank’s strong performance in fulfilling its public policy mission to promote and assist effective community investment, affordable housing, and economic development by its members and community partners.

To arrive at the 2008 total weighted achievement level of 172% for the Bank’s corporate goals in the aggregate, the Bank’s three corporate goals were weighted under the PIP to provide an appropriate balance to incent achievement of the Bank’s mission in a safe and sound manner. The relative weightings were as follows: Potential Dividend goal – 40%; Market Share goal – 40%; and Community Investment goal – 20%.

As previously reported, the Board approved a potential incentive compensation pool in the amount of $3.751 million that could be used for potential incentive award payments made under the 2008 PIP and the 2008 Executive Incentive Plan, as discussed below. The award(s) could be greater or lesser than the pool amount, at the discretion of the Board.

As a result of the economic conditions affecting the Bank in 2008, the Board eliminated consideration of the incentive compensation pool in determining 2008 incentive awards for the president and other senior officers. Instead, the Board determined the award for Mr. Schultz under the 2008 PIP using the Bank’s 2007 PIP award ranges as a percentage of base salary (for the president under the 2007 PIP, a total weighted achievement level of 172% translates into a final award of 51.7% of the president’s base salary, at the discretion of the Board). The award amount was reduced by 25% to account for the Bank’s performance in the fourth quarter of 2008. As a result, Mr. Schultz’s 2008 PIP award was less than what he might have received had the Board determined his 2008 PIP award with consideration given to the incentive compensation pool, and it was less than his 2007 PIP award.

With respect to the other named executive officers listed in the Bank’s 2008 Form 10-K, each received cash incentive compensation payments under the 2008 Executive Incentive Plan (2008 EIP) based on the Bank’s total weighted achievement level of 172% for the Bank’s corporate goals in the aggregate. As a result of the economic conditions affecting the Bank in 2008, the Board exercised its discretion under the 2008 EIP to base final award determinations for the named executive officers on the officers’ contributions to the Bank’s three corporate goals, rather than to base such awards on the overall weighting of the Bank’s corporate goal achievements, each officer’s individual goal achievements, and discretionary goal achievements.

As discussed above, the Board eliminated consideration of the incentive compensation pool in determining awards under the 2008 EIP and, instead, made final award determinations for the named executive officers under the 2008 EIP using the Bank’s 2007 EIP award ranges as a percentage of base salary (a total weighted achievement level of 172% translates into an award of 46.5% of the executive vice president’s base salary and 43.1% of a senior vice president’s base salary) and reducing that award amount by 25% to account for the Bank’s performance in the fourth quarter of 2008. As a result, the final awards made to each of the named executive officers under the 2008 EIP were less than what they each might have received had the Board determined the 2008 EIP awards with consideration given to the incentive compensation pool, and they were less than their respective 2007 EIP awards.

The Board believes the incentive compensation awards made under the 2008 PIP and EIP represent an appropriate measure of compensation to reward the Bank’s executives in a turbulent market environment. In this regard, the Board recognized the named executive officers’ involvement with addressing the business, accounting, regulatory, and legislative challenges and issues arising from the economic crisis and market turmoil during 2008 in assessing the contributions that these named executive officers made to the achievement of the three Bank goals.

Based on the Bank’s achievement level of 172% for the Bank’s three corporate goals in the aggregate, and using the 2007 award ranges as a percentage of base salary with each award then reduced by 25%, the following awards under the 2008 EIP were made: Lisa B. MacMillen, $157,100; Steven T. Honda, $106,700; Lawrence H. Parks, $122,900; Stephen P. Traynor, $106,700; and David H. Martens, $106,700.

2006 Executive Performance Unit Plan (2006 EPUP). For the three-year period 2006 to 2008, the named executive officers received long-term cash incentive compensation awards under the 2006 EPUP based on the Bank’s achievement level for the Bank’s Potential Dividend Spread goal and Market Share goal over the three-year period from 2006 to 2008, with a 25% reduction in the portion of the award representing the Bank’s 2008 achievement. The overall achievement level for the goals over this period was 189%, resulting in payments under the 2006 EPUP as follows: Dean Schultz, $337,900; Lisa B. MacMillen, $122,700; Steven T. Honda, $122,900; Lawrence H. Parks, $150,100; Stephen P. Traynor, $122,500; and David H. Martens, $119,400. For more information on how the amounts payable under the EPUP are determined, see “Part III. Item 11. Executive Compensation” in the Bank’s 2008 Form 10-K.

The amount of the awards for each named executive officer, together with each officer’s total cash compensation for 2008, is set forth in the table below.

(In whole dollars)

Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non- Equity LTIP Payout(2)	Change in Pension Value and Non- Qualified Deferred Compensation(3)	All Other Compensation(4) (5)	Total

Dean Schultz	2008	$725,000		$281,300	$337,900	$532,468	$58,484	$1,935,152
President and Chief Executive Officer

Lisa B. MacMillen	2008	450,000		157,100	122,700	243,454	34,151	1,007,405
Executive Vice President and Chief Operating Officer(6)

Steven T. Honda	2008	345,864	(7)	106,700	122,900	117,117	28,227	720,808
Senior Vice President and Chief Financial Officer

Lawrence H. Parks	2008	398,478	(8)	122,900	150,100	106,243	26,003	803,724
Senior Vice President External and Legislative Affairs

Stephen P. Traynor	2008	330,000		106,700	122,500	92,281	27,224	678,705
Senior Vice President Financial Services and Community Investment

David H. Martens	2008	342,691	(9)	106,700	119,400	96,972	24,645	690,408
Senior Vice President Enterprise Risk Management

(1)	Represents amounts paid under the 2008 PIP and 2008 EIP.
(2)	Represents amounts paid under the 2006 EPUP.
(3)	Represents the aggregate change in actuarial present value of each of the named executive officers’ accumulated benefits under the Bank’s qualified and nonqualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers’ Deferred Compensation Plan accounts.
(4)	Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The President receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.
(6)	Lisa MacMillen became executive vice president and chief operating officer effective October 15, 2007. During 2006 and up until her appointment as executive vice president and chief operating officer, Ms. MacMillen served as senior vice president and corporate secretary. Ms. MacMillen’s Non-Equity LTIP Payout represents a pro-rated amount based on time in each position during the 2006 – 2008 LTIP period.
(7)	Of this amount, $15,864 represents a vacation cash-out payment.
(8)	Of this amount, $18,278 represents a vacation cash-out payment.
(9)	Of this amount, $12,691 represents a vacation cash-out payment.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2009.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)