Form 10-Q
period 2009-06-30
Federal Home Loan Bank of San Francisco
filed 2009-08-12
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2009
Class B Stock, par value $100	134,140,741

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$811	$19,632
Federal funds sold	16,658	9,431
Trading securities(a)	34	35
Held-to-maturity securities (fair values were $38,150 and $44,270, respectively)(b)	42,241	51,205
Advances (includes $34,869 and $38,573 at fair value under the fair value option, respectively)	174,732	235,664
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2 and $1, respectively	3,357	3,712
Accrued interest receivable	462	865
Premises and equipment, net	20	20
Derivative assets	452	467
Receivable from REFCORP	—	51
Other assets	157	162

Total Assets	$238,924	$321,244
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$189	$491
Term	63	103
Other	2	8
Non-interest-bearing – Other	3	2

Total deposits	257	604

Consolidated obligations, net:
Bonds (includes $35,157 and $30,286 at fair value under the fair value option, respectively)	176,200	213,114
Discount notes	49,009	91,819

Total consolidated obligations	225,209	304,933

Mandatorily redeemable capital stock	3,165	3,747
Accrued interest payable	1,002	1,451
Affordable Housing Program	203	180
Payable to REFCORP	55	—
Derivative liabilities	231	437
Other liabilities	94	107

Total Liabilities	230,216	311,459

Commitments and Contingencies (Note 11)
Capital (Note 7):
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
103 shares and 96 shares, respectively	10,253	9,616
Restricted retained earnings	1,172	176
Accumulated other comprehensive income/(loss)	(2,717)	(7)

Total Capital	8,708	9,785

Total Liabilities and Capital	$238,924	$321,244

(a)	At June 30, 2009, and at December 31, 2008, none of these securities were pledged as collateral that may be repledged.
(b)	Includes $115 at June 30, 2009, and $307 at December 31, 2008, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2009	2008	2009	2008

Interest Income:
Advances	$754	$1,864	$1,817	$4,448
Prepayment fees on advances, net	18	—	20	—
Federal funds sold	6	77	13	209
Trading securities	1	1	1	2
Held-to-maturity securities	369	582	804	1,199
Mortgage loans held for portfolio	36	48	79	97

Total Interest Income	1,184	2,572	2,734	5,955

Interest Expense:
Consolidated obligations:
Bonds	588	1,683	1,448	4,031
Discount notes	112	541	368	1,331
Deposits	—	7	—	17
Mandatorily redeemable capital stock	—	3	—	6

Total Interest Expense	700	2,234	1,816	5,385

Net Interest Income	484	338	918	570

Provision for credit losses on mortgage loans	1	—	1	—

Net Interest Income After Mortgage Loan Loss Provision	483	338	917	570

Other (Loss)/Income:
Services to members	1	—	1	—
Net gain on trading securities	—	—	1	—
Total other-than-temporary impairment loss on held-to-maturity securities	(1,283)	—	(2,439)	—
Portion of loss recognized in other comprehensive income	1,195	—	2,263	—

Net impairment loss on held-to-maturity securities (credit loss)	(88)	—	(176)	—
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(178)	(228)	(361)	46
Net gain/(loss) on derivatives and hedging activities	224	217	258	62
Other	2	1	2	2

Total Other (Loss)/Income	(39)	(10)	(275)	110

Other Expense:
Compensation and benefits	15	12	30	26
Other operating expense	13	8	24	15
Federal Housing Finance Agency/Federal Housing Finance Board	2	2	5	4
Office of Finance	1	2	3	4

Total Other Expense	31	24	62	49

Income Before Assessments	413	304	580	631

REFCORP	76	56	106	116
Affordable Housing Program	34	25	48	52

Total Assessments	110	81	154	168

Net Income	$303	$223	$426	$463

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	9	882					882
Repurchase/redemption of capital stock	(9)	(920)					(920)
Capital stock reclassified to mandatorily redeemable capital stock		(2)					(2)
Comprehensive income:
Net income				463	463		463
Other comprehensive income:
Net amounts recognized as earnings						1	1
Additional minimum liability on benefit plans						(1)	(1)

Total comprehensive income							463

Transfers to restricted retained earnings			79	(79)	—		—
Dividends on capital stock (5.96%)
Stock issued	4	400		(400)	(400)		—

Balance, June 30, 2008	138	$13,763	$306	$—	$306	$(3)	$14,066
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(b)				570	570	(570)	—
Issuance of capital stock	1	55					55
Capital stock reclassified from mandatorily redeemable capital stock, net	6	582					582
Comprehensive income/(loss):
Net income				426	426		426
Other comprehensive income/(loss):
Other-than-temporary impairment loss - noncredit portion						(2,390)	(2,390)
Reclassified to income for previously impaired securities						127	127
Accretion of impairment loss						123	123

Other-than-temporary impairment loss related to all other factors						(2,140)	(2,140)

Total comprehensive income/(loss)							(1,714)

Transfers to restricted retained earnings			996	(996)	—		—

Balance, June 30, 2009	103	$10,253	$1,172	$—	$1,172	$(2,717)	$8,708

(a)	Adjustments to the opening balance consist of the effects of adopting SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). For more information, see Note 2 to the Financial Statements in the Bank’s 2008 Form 10-K.
(b)	Adjustments to the opening balance consist of the effects of adopting FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2009	2008

Cash Flows from Operating Activities:
Net Income	$426	$463
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	(238)	(170)
Provision for credit losses on mortgage loans	1	—
Non-cash interest on mandatorily redeemable capital stock	—	6
Change in net fair value adjustment on trading securities	(1)	—
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	361	(46)
Change in net fair value adjustment on derivatives and hedging activities	(518)	(559)
Other-than-temporary impairment charge on held-to-maturity securities	176	—
Net change in:
Accrued interest receivable	416	518
Other assets	11	(52)
Accrued interest payable	(456)	(536)
Other liabilities	116	55

Total adjustments	(132)	(784)

Net cash provided by/(used in) operating activities	294	(321)

Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(7,227)	(4,372)
Premises and equipment	(3)	(6)
Trading securities:
Proceeds from maturities	3	4
Held-to-maturity securities:
Net decrease in short-term	2,799	544
Proceeds from maturities of long-term	3,827	3,236
Purchases of long-term	—	(11,321)
Advances:
Principal collected	596,074	783,317
Made to members	(535,969)	(778,184)
Mortgage loans held for portfolio:
Principal collected	345	229

Net cash provided by/(used in) investing activities	59,849	(6,553)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2009	2008

Cash Flows from Financing Activities:
Net change in:
Deposits	(830)	238
Borrowings from other Federal Home Loan Banks	—	(955)
Other borrowings	—	(100)
Net payments on derivative contracts with financing elements	32	—
Net proceeds from consolidated obligations:
Bonds issued	34,210	78,767
Discount notes issued	89,224	393,770
Bonds transferred from other Federal Home Loan Banks	—	164
Payments for consolidated obligations:
Bonds matured or retired	(69,861)	(70,709)
Discount notes matured or retired	(131,794)	(394,207)
Proceeds from issuance of capital stock	55	882
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(48)
Payments for repurchase/redemption of capital stock	—	(920)

Net cash (used in)/provided by financing activities	(78,964)	6,882

Net (decrease)/increase in cash and cash equivalents	(18,821)	8
Cash and cash equivalents at beginning of period	19,632	5

Cash and cash equivalents at end of period	$811	$13

Supplemental Disclosures:
Interest paid during the period	$2,816	$7,063
Affordable Housing Program payments during the period	25	17
REFCORP payments during the period	—	118
Transfers of mortgage loans to real estate owned	1	1
Non-cash dividends on capital stock	—	400

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Background Information

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted and, among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the Federal Home Loan Banks (FHLBanks) effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout these notes to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

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

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the fair value of derivatives, investments classified as other-than-temporarily impaired, certain advances, and certain consolidated obligations that are reported at fair value in the Statements of Condition. In addition, significant judgments, estimates, and assumptions were made in the determination of other-than-temporarily impaired securities. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

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

	Before Reclassification	Reclassification	After Reclassification

Statements of Income
Three months ended June 30, 2008:
Interest income: Interest-bearing deposits in banks	$91	$(91)	$—
Interest income: Held-to-maturity securities	491	91	582
Six months ended June 30, 2008:
Interest income: Interest-bearing deposits in banks	230	(230)	—
Interest income: Held-to-maturity securities	969	230	1,199
Statement of Cash Flows for the Six Months Ended June 30, 2008
Investing Activities:
Net change in interest-bearing deposits in banks	(342)	342	—
Held-to-maturity securities: Net decrease/(increase) in short-term	886	(342)	544

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2008 Form 10-K. Other changes to these policies as of June 30, 2009, are discussed in Note 2.

Note 2 – Recently Issued Accounting Standards and Interpretations

SFAS 168. On June 30, 2009, the FASB issued SFAS No. 168, The Statement of Financial Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 168 establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC does not change current GAAP, but it introduces a new structure that organizes the authoritative standards by topic in one place. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (September 30, 2009, for the Bank). The Bank does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial condition, or cash flows.

SFAS 167. On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 167 will have a material effect on its results of operations, financial condition, or cash flows.

SFAS 166. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 166 will have a material effect on its financial condition, results of operations, or cash flows.

Adoption of SFAS 165. On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009, for the Bank). The Bank adopted SFAS 165 for the period ended June 30, 2009. Its adoption resulted in increased financial statement disclosures. Subsequent events have been evaluated until the time of the Form 10-Q filing with the SEC on August 12, 2009.

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

Adoption of FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing OTTI disclosures for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.

For impaired debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the statements of earnings. In these instances, the impairment is separated into (i) the amount of the total impairment related to the credit loss, and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected. The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

Upon implementation of FSP FAS 115-2 and FAS 124-2, the present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine whether a credit loss exists. On securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted on a prospective basis when there is a significant increase in the expected cash flows. This accretion is included in net interest income in the Statements of Income.

FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt either FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), or FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) early, the entity is also required to adopt FSP FAS 115-2 and FAS 124-2 early. In addition, if an entity elects to adopt FSP FAS 115-2 and FAS 124-2 early, it is required to adopt FSP FAS 157-4 early. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive income/(loss). This adjustment did not affect either the Bank’s Affordable Housing Program or Resolution Funding Corporation expense or accruals, because these assessments are calculated based on GAAP net income. Had the Bank elected not to adopt FSP FAS 115-2 and FAS 124-2 early, the Bank would have recognized the entire first quarter 2009 OTTI amount in other income in the first quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 also increased financial statement disclosures.

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

FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1 early, the entity is also required to adopt FSP FAS 157-4

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

early. In addition, if an entity elects to adopt FSP FAS 157-4 early, it is also required to adopt FSP FAS 115-2 and FAS 124-2 early. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted FSP FAS 157-4 as of January 1, 2009. FSP FAS 157-4 did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Adoption of FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt FSP FAS 107-1 and APB 28-1 early only if it also elects to adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 early. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 as of January 1, 2009. Its adoption resulted in increased financial statement disclosures.

Adoption of FSP FAS 157-2. On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), until January 1, 2009, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Bank adopted FSP FAS 157-2 as of January 1, 2009, and its adoption did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

FSP FAS 132(R)-1. On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, to provide guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Bank). In periods after initial adoption, FSP FAS 132(R)-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. Because FSP FAS 132(R)-1 affects financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosures.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2009

	Amortized Cost(1)	OTTI Related to All Other Factors Recognized in Accumulated Other Comprehensive Income/ (Loss)(1)	Carrying Value(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Interest-bearing deposits in banks	$6,303	$—	$6,303	$—	$—	$6,303
Commercial paper	2,250	—	2,250	—	—	2,250
Housing finance agency bonds	777	—	777	—	(35)	742
Subtotal	9,330	—	9,330	—	(35)	9,295
Mortgage-backed securities (MBS):
Ginnie Mae	17	—	17	—	—	17
Freddie Mac	3,891	—	3,891	120	(2)	4,009
Fannie Mae	9,230	—	9,230	231	(2)	9,459
Non-agency	22,483	(2,710)	19,773	70	(4,473)	15,370
Total MBS	35,621	(2,710)	32,911	421	(4,477)	28,855
Total	$44,951	$(2,710)	$42,241	$421	$(4,512)	$38,150

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). In addition, the carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income/(loss).

December 31, 2008

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Interest-bearing deposits in banks	$11,200	$—	$—	$11,200
Commercial paper	150	—	—	150
Housing finance agency bonds	802	4	—	806
Subtotal	12,152	4	—	12,156
MBS:
Ginnie Mae	19	—	(1)	18
Freddie Mac	4,408	57	(8)	4,457
Fannie Mae	10,083	99	(22)	10,160
Non-agency	24,543	—	(7,064)	17,479
Total MBS	39,053	156	(7,095)	32,114
Total	$51,205	$160	$(7,095)	$44,270

(1)	At December 31, 2008, amortized cost was equivalent to carrying value.

As of June 30, 2009, all of the interest-bearing deposits in banks had a credit rating of at least A, all of the commercial paper had a credit rating of A, and all of the housing finance agency bonds had a credit rating of at least AA. In addition, as of June 30, 2009, all of the agency MBS had a credit rating of AAA, and 63% of the non-agency MBS were rated above investment grade (28% had a credit rating of AAA based on the amortized cost), with the remainder rated below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings. All of the Bank’s agency and non-agency MBS are collateralized by residential mortgages.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2009

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Interest-bearing deposits in banks	$6,303	$—	$—	$—	$6,303	$—
Commercial paper	1,000	—	—	—	1,000	—
Housing finance agency bonds	742	35	—	—	742	35
Subtotal	8,045	35	—	—	8,045	35
MBS:
Ginnie Mae	8	—	8	—	16	—
Freddie Mac	266	1	43	1	309	2
Fannie Mae	30	1	205	1	235	2
Non-agency(1)	1	—	15,369	7,183	15,370	7,183
Total	$8,350	$37	$15,625	$7,185	$23,975	$7,222

December 31, 2008

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
Ginnie Mae	$10	$—	$8	$1	$18	$1
Freddie Mac	707	6	44	2	751	8
Fannie Mae	2,230	20	117	2	2,347	22
Non-agency	3,708	1,145	12,847	5,919	16,555	7,064
Total	$6,655	$1,171	$13,016	$5,924	$19,671	$7,095

(1)	Includes securities with gross unrecognized holding losses of $4,473 and securities with other-than-temporary impairment losses of $2,710 that have been recorded in other comprehensive income/(loss).

As indicated in the tables above, as of June 30, 2009, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $7,222, primarily relating to non-agency MBS. The gross unrealized losses associated with the non-agency MBS were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether or not it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between the Bank’s best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. In addition, the Bank does not intend to sell these securities, it is not more likely than

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its non-agency MBS, the Bank performed a cash flow analysis for each of its non-agency MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss; below investment grade rating agency actions on the security; and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned.

In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough housing price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year, and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For those securities with OTTI as of June 30, 2009 (that is, securities for which the Bank determined that it was more likely than not that the entire amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during the second quarter of 2009:

			Significant Inputs						Current
			Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Number of Securities	Unpaid Principal Balance	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2005	1	$24	13.8	13.8	10.1	10.1	36.7	36.7	19.4	19.4
Alt-A
2005	33	1,940	15.9	9.1 – 23.4	39.1	17.1 – 69.6	39.2	31.3 – 49.8	20.8	9.4 – 34.6
2006	17	1,447	13.2	7.9 – 18.6	50.4	26.6 – 81.3	40.9	29.2 – 52.0	20.9	12.2 – 43.7
2007	24	3,243	12.4	6.7 – 19.7	53.9	19.5 – 82.2	38.8	23.3 – 48.5	28.9	10.0 –46.7
2008	1	292	17.4	17.4	35.7	35.7	35.6	35.6	31.1	31.1
Total Alt-A	75	6,922	13.8	6.7 – 23.4	48.3	17.1 – 82.2	39.2	23.3 – 52.0	25.1	9.4 – 46.7
Total	76	$6,946	13.8	6.7 – 23.4	48.1	10.1 – 82.2	39.2	23.3 – 52.0	25.0	9.4 – 46.7

Based on these analyses and reviews, the Bank determined that 76 of its non-agency MBS were other-than-temporarily impaired at June 30, 2009, because the Bank determined it was likely that it would not recover the entire amortized cost basis of each of these securities. These securities included the 15 securities that had previously been identified as other-than-temporarily impaired prior to January 1, 2009, and 28 and 33 securities that were first identified as other-than-temporarily impaired in the first and second quarters of 2009, respectively. The Bank recorded OTTI charges for these securities during the three and six months ended June 30, 2009, as follows:

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
Identified as Other-Than-Temporarily Impaired	Number of Securities	OTTI Related to Credit Losses	OTTI Related to All Other Factors	Number of Securities	OTTI Related to Credit Losses	OTTI Related to All Other Factors
Prior to January 1, 2009	15	$40	$ (1)	15	$90	$ 52
During the three months ended March 31, 2009	28	36	(1)	28	74	1,014
During the three months ended June 30, 2009	33	12	1,197	33	12	1,197
Total	76	$88	$ 1,195	76	$176	$ 2,263

In accordance with FSP FAS 115-2 and FAS 124-2, the impairment related to the credit loss of $88 and $176 was reflected in “Other (loss)/income” for the second quarter of 2009 and the first six months of 2009, respectively, and the impairment related to all other factors of $1,195 and $2,263 was reflected in “Other comprehensive income/(loss)” for the second quarter of 2009 and the first six months of 2009, respectively. For each security, the estimated impairment related to all other factors for each security will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At June 30, 2009, the estimated weighted average life of these securities was approximately three years.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in other comprehensive income.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Balance, beginning of the period(1)	$108	$1,608	$1,716	$20	$570	$590
Charges on securities for which OTTI was first recognized after January 1, 2009	48	1,196	1,244	86	2,211	2,297
Additional charges on securities for which OTTI was first recognized prior to January 1, 2009	40	(1)	39	90	52	142
Accretion of impairment related to all other factors	—	(93)	(93)	—	(123)	(123)

Balance, end of the period	$196	$2,710	$2,906	$196	$2,710	$2,906

(1)	The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive income/(loss).

In determining the estimated fair value of non-agency MBS at June 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. In evaluating the resulting estimated fair value of non-agency MBS at June 30, 2009, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing non-agency MBS. The Bank primarily used prices from an external pricing service to estimate the fair value of its agency MBS at June 30, 2009.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have begun or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, these mortgage loans or MBS related to these mortgage loans.

The following tables present the Bank’s other-than-temporarily impaired non-agency MBS by loan collateral type:

June 30, 2009	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value

Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$1,203	$1,190	$366	$824
Alt-A, option ARM	1,166	1,114	599	531
Alt-A, other	4,577	4,455	1,745	2,763

Total	$6,946	$6,759	$2,710	$4,118

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$15	$312	$327	$15	$312	$327
Alt-A, option ARM	25	139	164	50	556	606
Alt-A, other	48	744	792	111	1,395	1,506
Total	$88	$1,195	$1,283	$176	$2,263	$2,439

The following tables present the other-than-temporarily impaired non-agency MBS for the three and six months ended June 30, 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the current period write-down:

	Three Months Ended June 30, 2009
	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$9	$6	$15	$—	$312	$312
Alt-A	—	73	73	—	883	883
Total	$9	$79	$88	$—	$1,195	$1,195

	Six Months Ended June 30, 2009
	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	$9	$6	$15	$—	$312	$312
Alt-A	—	161	161	—	1,951	1,951
Total	$9	$167	$176	$—	$2,263	$2,263

For the Bank’s non-agency MBS that were not other-than-temporarily impaired as of June 30, 2009, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of June 30, 2009, the unrealized losses on these remaining non-agency MBS are temporary. Fifty-five percent of the non-agency MBS that were not other-than-temporarily impaired were rated investment grade (24% were rated AAA based on the amortized cost), with the remainder rated below investment grade. The securities rated below investment grade were included in the securities with adverse characteristics that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional MBS in future periods, as well as further impairments of securities that were identified as other-than-temporarily impaired as of June 30, 2009. Additional future OTTI charges could adversely affect the Bank’s earnings and retained earnings. The Bank cannot predict whether it will be required to record additional OTTI charges on its MBS in the future.

At June 30, 2009, MBS representing 43% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

From July 1, 2009, through August 7, 2009, the rating agencies downgraded certain non-agency MBS held by the Bank with a carrying value of approximately $3.2 billion and a fair value of approximately $2.7 billion, and placed approximately $3 million of the Bank’s non-agency MBS on negative watch without downgrading them. Following these rating agency actions, the Bank performed OTTI reviews on the two securities that were downgraded to below investment grade status and had not previously been reviewed. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on these securities are temporary.

The Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on its interest-bearing deposits in banks and commercial paper are temporary because: (i) the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness, (ii) the interest-bearing deposits in banks and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2009, (iii) all of the securities had maturity dates within 45 days of quarter-end, (iv) the Bank does not intend to sell these securities, (v) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (vi) the Bank expects to recover the entire amortized cost basis of these securities.

As of June 30, 2009, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency, had gross unrealized losses totaling $35. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on these bonds are temporary because: (i) the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations, (ii) the California Housing Finance Agency had a credit rating of AA- at June 30, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings), (iii) the Bank does not intend to sell these securities, (iv) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (v) the Bank expects to recover the entire amortized cost basis of these securities.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of June 30, 2009, and December 31, 2008, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2009

Year of Contractual Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$8,553	$8,553	$8,553	0.24%
Due after one year through five years	14	14	14	1.18
Due after five years through ten years	27	27	26	1.15
Due after ten years	736	736	702	1.28
Subtotal	9,330	9,330	9,295	0.33
MBS:
Ginnie Mae	17	17	17	1.38
Freddie Mac	3,891	3,891	4,009	4.86
Fannie Mae	9,230	9,230	9,459	4.35
Non-agency	22,483	19,773	15,370	3.96
Total MBS	35,621	32,911	28,855	4.16
Total	$44,951	$42,241	$38,150	3.37%

December 31, 2008

Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$11,350	$11,350	0.53%
Due one year through five years	17	17	3.34
Due after five years through ten years	28	28	3.31
Due after ten years	757	761	3.40

Subtotal	12,152	12,156	0.72

MBS:
Ginnie Mae	19	18	2.07
Freddie Mac	4,408	4,457	4.95
Fannie Mae	10,083	10,160	4.38
Non-agency	24,543	17,479	4.11

Total MBS	39,053	32,114	4.27

Total	$51,205	$44,270	3.44%

(1)	At December 31, 2008, amortized cost was equivalent to carrying value.

The carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $2,920 at June 30, 2009, and net discounts of $597 at December 31, 2008. At June 30, 2009, net discounts included $196 from the OTTI related to credit losses and $2,710 from the OTTI related to all other factors. At December 31, 2008, net discounts included $20 from the OTTI related to credit losses and $570 from the OTTI related to all other factors.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2009, and December 31, 2008, are detailed in the following table:

	June 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$8,553	$11,350
Adjustable rate	777	802
Subtotal	9,330	12,152
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	3,787	4,120
Adjustable rate	94	100
Collateralized mortgage obligations:
Fixed rate	20,833	24,604
Adjustable rate	10,907	10,229
Subtotal	35,621	39,053
Total	$44,951	$51,205

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date.

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.00% to 8.57% at June 30, 2009, and 0.05% to 8.57% at December 31, 2008, as summarized below.

	June 30, 2009		December 31, 2008
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$101,702	1.95%	$139,842	2.42%
After 1 year through 2 years	31,153	2.58	41,671	3.24
After 2 years through 3 years	18,689	1.72	25,853	2.70
After 3 years through 4 years	8,301	2.37	6,158	3.78
After 4 years through 5 years	5,542	2.56	11,599	2.70
After 5 years	7,439	2.36	7,804	2.80

Total par amount	172,826	2.10%	232,927	2.66%

SFAS 133(1) valuation adjustments	885		1,353
SFAS 159(2) valuation adjustments	953		1,299
Net unamortized premiums	68		85

Total	$174,732		$235,664

(1)

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133).

(2)	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008
Within 1 year	$101,863	$140,147
After 1 year through 2 years	31,153	41,678
After 2 years through 3 years	18,693	25,851
After 3 years through 4 years	8,141	5,858
After 4 years through 5 years	5,542	11,589
After 5 years	7,434	7,804

Total par amount	$172,826	$232,927

The following table summarizes advances at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	June 30, 2009	December 31, 2008
Within 1 year	$104,497	$143,424
After 1 year through 2 years	31,261	41,200
After 2 years through 3 years	18,070	25,755
After 3 years through 4 years	7,688	5,099
After 4 years through 5 years	5,336	11,189
After 5 years	5,974	6,260

Total par amount	$172,826	$232,927

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans fully secured by collateral other than real estate or securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as a permitted purpose and as eligible collateral from community financial institutions. The Housing Act defines community financial institutions for 2008 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1,011. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms. For more information on security terms, see Note 6 to the Financial Statements in the Bank’s 2008 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following tables present the concentration in advances to these three institutions as of June 30, 2009, and December 31, 2008. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the second quarter of 2009 and 2008 and for the first six months of 2009 and 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	June 30, 2009		December 31, 2008
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$55,988	32%	$80,026	34%
JPMorgan Chase Bank, National Association(2)	39,124	23	57,528	25
Wachovia Mortgage, FSB(3)	17,250	10	24,015	10
Subtotal	112,362	65	161,569	69
Others	60,464	35	71,358	31
Total par amount	$172,826	100%	$232,927	100%

Concentration of Interest Income from Advances

	Three Months Ended
	June 30, 2009		June 30, 2008
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$124	12%	$632	31%
JPMorgan Chase Bank, National Association(2)	344	34	401	20
Wachovia Mortgage, FSB(3)	61	6	236	12
Subtotal	529	52	1,269	63
Others	478	48	738	37
Total	$1,007	100%	$2,007	100%

	Six Months Ended
	June 30, 2009		June 30, 2008
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$357	16%	$1,579	34%
JPMorgan Chase Bank, National Association(2)	741	32	967	21
Wachovia Mortgage, FSB(3)	163	7	487	11
Subtotal	1,261	55	3,033	66
Others	1,027	45	1,574	34
Total	$2,288	100%	$4,607	100%

(1)	Borrower advance amounts and total advance amounts are at par value and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from SFAS 133 and SFAS 159 valuation adjustments.
(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold some of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(3)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank held a security interest in collateral from each of its three largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of June 30, 2009, and December 31, 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

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

During the first six months of 2009, eight member institutions were placed into receivership. One of these institutions had no advances outstanding at the time it was placed into receivership. The advances outstanding to three of the institutions were repaid prior to June 30, 2009, and no losses were incurred by the Bank. The advances of a fifth institution were assumed by a nonmember institution. Bank capital stock held by these five institutions totaling $36 was classified as mandatorily redeemable capital stock (a liability). The advances and capital stock of the other three institutions were assumed by other member institutions.

From July 1, 2009, to August 7, 2009, two member institutions were placed into receivership. The advances outstanding to one institution were assumed by a nonmember institution, and the Bank capital stock held by the institution totaling $6 was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the second institution were assumed by another member institution.

The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, management’s credit analyses of members’ financial condition, and prior repayment history, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances is deemed necessary by management. The Bank has never experienced any credit losses on advances to a member.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2009, and December 31, 2008, are detailed below:

	June 30, 2009	December 31, 2008
Par amount of advances:
Fixed rate	$91,585	$115,681
Adjustable rate	81,241	117,246
Total par amount	$172,826	$232,927

Note 5 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional fixed rate residential mortgage loans directly from its participating members from May 2002 through October 2006. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) The mortgage loans are held-for-portfolio loans. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

The following table presents information as of June 30, 2009, and December 31, 2008, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes.

	June 30, 2009	December 31, 2008
Fixed rate medium-term mortgage loans	$1,049	$1,172
Fixed rate long-term mortgage loans	2,328	2,551
Subtotal	3,377	3,723
Net unamortized discounts	(18)	(10)
Mortgage loans held for portfolio	3,359	3,713
Less: Allowance for credit losses	(2)	(1)
Total mortgage loans held for portfolio	$3,357	$3,712

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the second quarter of 2009 and 2008, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first six months of 2009 and 2008, the Bank reduced net interest income for credit enhancement fees totaling $2 and $2, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2009, and December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

June 30, 2009

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,629	78%	19,999	73%
OneWest Bank, FSB(2)	459	14	5,242	19
Subtotal	3,088	92	25,241	92
Others	289	8	2,324	8
Total	$3,377	100%	27,565	100%

December 31, 2008

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, FSB(2)	509	14	5,532	19
Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9
Total	$3,723	100%	29,568	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its obligations to provide credit enhancement to the Bank, primarily in the form of supplemental mortgage insurance, and to service the mortgage loans as required.
(2)	On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the obligations of IndyMac Federal Bank, FSB, with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B., and agreed to fulfill its obligations to provide credit enhancement to the Bank and to service the mortgage loans as required.

Credit Risk. A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of June 30, 2009, and December 31, 2008.

	June 30, 2009		December 31, 2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance

Between 31 and 59 days	215	$27	235	$29
Between 60 and 89 days	73	8	44	5
Over 90 days	130	16	84	9

Total	418	$51	363	$43

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At June 30, 2009, the Bank had 418 loans that were 30 days or more delinquent totaling $51, of which 130 loans totaling $16 were classified as nonaccrual or impaired. For 82 of these loans, totaling $9, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43, of which 84 loans totaling $9 were classified as nonaccrual or impaired. For 51 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Balance, beginning of the period	$1.1	$0.9	$1.0	$0.9
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit losses	0.9	—	1.0	—

Balance, end of the period	$2.0	$0.9	$2.0	$0.9

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 7 to the Financial Statements in the Bank’s 2008 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $15 for the second quarter of 2009 and $7 for the second quarter of 2008. The Bank’s average recorded investment in impaired loans totaled $12 and $6 for the six months ended June 30, 2009 and 2008, respectively. The Bank did not recognize any interest income for impaired loans in the second quarter of 2009 and 2008 and in the first six months of 2009 and 2008.

At June 30, 2009, the Bank’s other assets included $2 of real estate owned resulting from the foreclosure of 13 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2009, and December 31, 2008.

	June 30, 2009		December 31, 2008
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$103,581	1.55%	$116,069	2.29%
After 1 year through 2 years	26,475	3.05	37,803	2.88
After 2 years through 3 years	16,539	4.28	21,270	4.37
After 3 years through 4 years	7,275	4.11	3,862	4.67
After 4 years through 5 years	8,077	4.32	14,195	4.24
After 5 years	11,443	5.01	15,840	5.14
Index amortizing notes	7	4.61	8	4.61

Total par amount	173,397	2.50%	209,047	3.00%

Unamortized premiums/(discounts)	311		154
SFAS 133 valuation adjustments	2,410		3,863
SFAS 159 valuation adjustments	82		50

Total	$176,200		$213,114

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $15,637 at June 30, 2009, and $24,429 at December 31, 2008. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $4,932 at June 30, 2009, and $8,484 at December 31, 2008. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2009	December 31, 2008

Par amount of consolidated obligation bonds:
Non-callable	$157,760	$184,618
Callable	15,637	24,429

Total par amount	$173,397	$209,047

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008

Within 1 year	$115,518	$131,783
After 1 year through 2 years	29,165	43,003
After 2 years through 3 years	14,704	19,795
After 3 years through 4 years	3,775	819
After 4 years through 5 years	5,767	8,755
After 5 years	4,461	4,884
Index amortizing notes	7	8

Total par amount	$173,397	$209,047

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

	June 30, 2009		December 31, 2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Par amount	$49,105	0.56%	$92,155	1.49%
Unamortized discounts	(96)		(336)

Total	$49,009		$91,819

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2009, and December 31, 2008, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2008 Form 10-K.

	June 30, 2009	December 31, 2008

Par amount of consolidated obligations:
Bonds:
Fixed rate	$94,896	$112,952
Adjustable rate	77,884	95,570
Step-up	80	196
Step-down	—	18
Adjustable rate that converts to fixed rate	480	100
Range bonds	50	203
Index amortizing notes	7	8

Total bonds, par	173,397	209,047
Discount notes, par	49,105	92,155

Total consolidated obligations, par	$222,502	$301,202

Note 7 – Capital

Capital Requirements. The Bank is subject to risk-based capital requirements, which must be met with permanent capital. Permanent capital is defined as Class B stock and retained earnings, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of June 30, 2009, and December 31, 2008, the Bank was in compliance with these capital rules and requirements. The FHLBank Act and the regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. Regulatory capital and permanent capital are defined as retained earnings and total capital stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Under the Housing Act, the director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2009, and December 31, 2008.

Regulatory Capital Requirements

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$8,226	$14,590	$8,635	$13,539
Total regulatory capital	$9,557	$14,590	$12,850	$13,539
Total capital-to-assets ratio	4.00%	6.11%	4.00%	4.21%
Leverage capital	$11,946	$21,844	$16,062	$20,308
Leverage ratio	5.00%	9.16%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 6.11% at June 30, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted below.

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

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,165 at June 30, 2009, and $3,747 at December 31, 2008. The decrease in mandatorily redeemable capital stock is primarily due to members’ acquisition of mandatorily redeemable capital stock held by nonmembers.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The changes in mandatorily redeemable capital stock for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended
	June 30, 2009			June 30, 2008
	Number of Institutions	Amount		Number of Institutions	Amount
Balance at the beginning of the period	33	$3,145		18	$213
Reclassified from capital during the period:
Termination of membership	2	20		—	—
Withdrawal from membership		—		1	—
Merger of nonmember institution	(1)	—		—	—
Repurchase of mandatorily redeemable capital stock	—	—		—	(27)
Dividends accrued on mandatorily redeemable capital stock	—	—		—	3
Balance at the end of the period	34	$3,165		19	$189

	Six Months Ended
	June 30, 2009			June 30, 2008
	Number of Institutions	Amount		Number of Institutions	Amount
Balance at the beginning of the period	30	$3,747		16	$229
Reclassified from capital during the period:
Termination of membership	4	36		—	—
Withdrawal from membership	—	—		3	2
Reclassified to capital during the period	—	(618	)(1)	—	—
Repurchase of mandatorily redeemable capital stock	—	—		—	(48)
Dividends accrued on mandatorily redeemable capital stock	—	—		—	6
Balance at the end of the period	34	$3,165		19	$189

(1)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

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

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2009, and December 31, 2008.

Contractual Redemption Period	June 30, 2009	December 31, 2008

Within 1 year	$19	$17
After 1 year through 2 years	30	3
After 2 years through 3 years	42	63
After 3 years through 4 years	85	91
After 4 years through 5 years	2,989	3,573

Total	$3,165	$3,747

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

During July 2009, the Bank redeemed $4 of mandatorily redeemable capital stock held by two institutions. Following the redemption, the Bank continued to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

In September 2009, the redemption period for $13 of mandatorily redeemable capital stock held by one institution will end, and the Bank will redeem the stock provided that all the conditions specified in the Bank’s capital plan are met.

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the application of SFAS 133 and SFAS 159. As the SFAS 133- and SFAS 159-related cumulative net gains are reversed by SFAS 133- and SFAS 159-related periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $170 at June 30, 2009, and $52 at December 31, 2008. In accordance with this provision, the amount increased by $118 in the first six months of 2009 as a result of net unrealized gains resulting from SFAS 133 and SFAS 159 during the second quarter of 2009.

Other Retained Earnings–Targeted Buildup – In addition to any cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds an additional amount in restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of a write-down on MBS with unrealized losses if the losses were determined to be other than temporary. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,002 at June 30, 2009, and $124 at December 31, 2008.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K. In addition, on May 29, 2009, the Bank’s Board of Directors amended the Bank’s Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target.

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

On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total amount of the dividend is $28. The Bank did not pay a dividend for the first quarter of 2009. The Bank’s dividend rate was 6.19% (annualized) for the second quarter of 2008 and 5.96% (annualized) for the first six months of 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The dividend for the second quarter of 2009 will be paid in cash rather than in shares of Class B capital stock to comply with Finance Agency rules. Under Finance Agency rules, an FHLBank may not pay dividends in the form of capital stock or issue excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At June 30, 2009, the Bank’s excess capital stock totaled $4,586, or 2% of total assets.

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

On July 14, 2009, the Bank notified members that it would not repurchase excess capital stock on July 31, 2009, in order to preserve the Bank’s capital in light of the ongoing potential for additional OTTI charges because of uncertainty regarding future conditions in the mortgage and capital markets. The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information in determining the status of excess capital stock repurchases in future quarters.

In the first and second quarters of 2009, the Bank did not repurchase any capital stock. In the first and second quarters of 2008, the Bank repurchased surplus capital stock totaling $97 and $459 respectively. The Bank also repurchased excess capital stock that was not surplus capital stock totaling $21 and $391 in the first and second quarters of 2008, respectively.

Excess capital stock totaled $4,586 as of June 30, 2009, which included surplus capital stock of $2,615.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2009, or December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	June 30, 2009		December 31, 2008
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding

Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,695	20	2,995	22
Wachovia Mortgage, FSB(2)	1,572	12	1,572	12

Subtotal	8,144	61	8,444	63
Others	5,274	39	4,919	37

Total	$13,418	100%	$13,363	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold some of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the residual capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).
(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operates as a separate entity and continues to be a member of the Bank.

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2009 and 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Amortization of Basis Adjustments(3)	Net Interest Income/ (Expense) on Economic Hedges(1)	Interest Expense on Mandatorily Redeemable Capital Stock(2)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments

Three months ended:
June 30, 2009	$189	$118	$307	$(36)	$(140)	$—	$483	$(39)	$31	$413
June 30, 2008	223	117	340	3	(4)	3	338	(10)	24	304
Six months ended:
June 30, 2009	$393	$254	$647	$(45)	$(225)	$—	$917	$(275)	$62	$580
June 30, 2008	449	207	656	17	63	6	570	110	49	631

(1)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its evaluation of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”
(2)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its evaluation of financial performance for its two operating segments.
(3)	Represents amortization of amounts deferred in accordance with the Bank’s Retained Earnings and Dividend Policy.

The following table presents total assets by operating segment at June 30, 2009, and December 31, 2008.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets

June 30, 2009	$202,406	$36,518	$238,924
December 31, 2008	278,221	43,023	321,244

Note 9 – Derivatives and Hedging Activities

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is the London Inter-Bank Offered Rate.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Derivatives in which the Bank is an intermediary may arise when the Bank (i) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (ii) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The notional principal of interest rate exchange agreements arising from the Bank entering into derivatives with members and offsetting derivatives with other counterparties was $426 at June 30, 2009, and $346 at December 31, 2008. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2009, and December 31, 2008, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and cause modest income volatility. Investment securities may be classified as held-to-maturity or trading.

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

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge in accordance with SFAS 133.

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

Consolidated Obligations – Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount and structure of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed on or after the date of issuance of the consolidated obligations and are accounted for based on SFAS 133.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2009, or the twelve months ended December 31, 2008.

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

The notional amount of an exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $281,723 and $331,643 at June 30, 2009, and December 31, 2008, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At June 30, 2009, the Bank’s maximum credit risk, as defined above, was estimated at $1,983, including $497 of net accrued interest and fees receivable. At December 31, 2008, the Bank’s maximum credit risk was estimated at $2,493, including $493 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,998 and $2,508 as collateral from counterparties as of June 30, 2009, and December 31, 2008, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below A, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2009, was $184, for which the Bank had posted collateral of $139 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to AAA/AA, then the Bank would have been required to deliver up to an additional $38 of collateral to its derivatives counterparties at June 30, 2009. The Bank’s credit ratings continue to be AAA/AAA.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2009, and December 31, 2008. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Values of Derivative Instruments

	June 30, 2009			December 31, 2008
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	$107,890	$2,974	$1,027	$114,374	$4,216	$1,340

Total	107,890	2,974	1,027	114,374	4,216	1,340

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	171,868	939	1,087	215,374	923	1,699
Interest rate caps. floors, corridors, and/or collars	1,965	8	17	1,895	1	20

Total	173,833	947	1,104	217,269	924	1,719

Total derivatives before netting and collateral adjustments	$281,723	3,921	2,131	$331,643	5,140	3,059

Netting adjustments by counterparty		(1,939)	(1,939)		(2,647)	(2,647)
Cash collateral and related accrued interest		(1,530)	39		(2,026)	25

Total collateral and netting adjustments(1)		(3,469)	(1,900)		(4,673)	(2,622)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$452	$231		$467	$437

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$8	$24	$24	$44

Total net gain/(loss) related to fair value hedge ineffectiveness	8	24	24	44

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest rate swaps	348	189	449	(22)
Interest rate swaptions	—	(2)	—	(20)
Interest rate caps, floors, corridors, and/or collars	8	10	10	(3)
Net interest settlements	(140)	(4)	(225)	63

Total net gain/(loss) related to derivatives not designated as hedging instruments under SFAS 133	216	193	234	18

Net gain/(loss) on derivatives and hedging activities	$224	$217	$258	$62

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30, 2009				June 30, 2008
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$261	$(253)	$8	$(237)	$756	$(754)	$2	$(141)
Consolidated obligation bonds	(772)	772	—	532	(1,935)	1,957	22	565

Total	$(511)	$519	$8	$295	$(1,179)	$1,203	$24	$424

	Six Months Ended
	June 30, 2009				June 30, 2008
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$393	$(421)	$(28)	$(428)	$(26)	$23	$(3)	$(154)
Consolidated obligation bonds	(1,175)	1,227	52	1,022	(52)	99	47	752

Total	$(782)	$806	$24	$594	$(78)	$122	$44	$598

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and six months ended June 30, 2009 and 2008, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2009, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2009, and December 31, 2008.

	June 30, 2009		December 31, 2008
Type of Derivative and Hedge Classification	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest rate swaps:
Fair value	$107,890	$1,526	$114,374	$2,486
Economic	171,868	(213)	215,374	(907)
Interest rate caps, floors, corridors, and/or collars:
Economic	1,965	(8)	1,895	(18)

Total	$281,723	$1,305	$331,643	$1,561

Total derivatives excluding accrued interest		$1,305		$1,561
Accrued interest, net		485		520
Cash collateral held from counterparties – liabilities(1)		(1,569)		(2,051)

Net derivative balances		$221		$30

Derivative assets		$452		$467
Derivative liabilities		(231)		(437)

Net derivative balances		$221		$30

(1)	Amount represents the receivable or payable, including accrued interest, related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, in accordance with FSP FIN 39-1.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2009, and December 31, 2008.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option in accordance with SFAS 159, are carried at fair value on the Statements of Condition as of June 30, 2009:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by SFAS 157 valuation hierarchy (as described above).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2009

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$34	$—	$—	$34
Advances(2)	—	37,063	—	—	37,063
Derivative assets	—	3,921	—	(3,469)	452

Total assets	$—	$41,018	$—	$(3,469)	$37,549

Liabilities:
Consolidated obligation bonds(3)	$—	$36,664	$—	$—	$36,664
Derivative liabilities	—	2,131	—	(1,900)	231

Total liabilities	$—	$38,795	$—	$(1,900)	$36,895

December 31, 2008
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$35	$—	$—	$35
Advances(2)	—	41,599	—	—	41,599
Derivative assets	—	5,140	—	(4,673)	467

Total assets	$—	$46,774	$—	$(4,673)	$42,101

Liabilities:
Consolidated obligation bonds(3)	$—	$32,243	$—	$—	$32,243
Derivative liabilities	—	3,059	—	(2,622)	437

Total liabilities	$—	$35,302	$—	$(2,622)	$32,680

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (FIN 39) and FSP FIN 39-1.
(2)	Includes $34,869 and $38,573 of advances recorded under the fair value option in accordance with SFAS 159 at June 30, 2009, and December 31, 2008, respectively, and $2,194 and $3,026 of advances recorded at fair value in accordance with SFAS 133 at June 30, 2009, and December 31, 2008, respectively.
(3)	Includes $35,157 and $30,286 of consolidated obligation bonds recorded under the fair value option in accordance with SFAS 159 at June 30, 2009, and December 31, 2008, respectively, and $1,507 and $1,957 of consolidated obligation bonds recorded at fair value in accordance with SFAS 133 at June 30, 2009, and December 31, 2008, respectively.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option in accordance with SFAS 159 or because they were previously carried at fair value.

Trading Securities – The Bank’s trading securities portfolio currently consists of agency MBS investments collateralized by residential mortgages. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Because quoted prices are not available for these securities, the Bank has primarily relied on market observable inputs and model-based valuation techniques for the fair value measurements, and the Bank classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values of the trading securities are included in the other income section on the Statements of Income.

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

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These adjustments are not market observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. In addition, the Bank obtains market observable inputs from derivatives dealers for complex advances. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market observable, and the Bank classifies these advances as Level 2 within the valuation hierarchy.

The contractual interest income on advances is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values of the advances are included in the other income section on the Statements of Income.

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

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market observable, and the Bank classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank accounts for derivatives in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify as fair value hedges under SFAS 133 represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability under SFAS 133 for asset/liability management (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 9.

Consolidated Obligation Bonds – Certain consolidated obligation bonds either elected for the fair value option in accordance with SFAS 159 or accounted for in an SFAS 133-qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based inputs obtained from the Office of Finance and provided to the Bank. For consolidated obligation bonds with embedded options, the Bank also obtains market observable quotes and inputs from derivative dealers. For example, the Bank uses swaption volatilities as an input.

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

The inputs used in the Bank’s fair value measurement of these consolidated obligation bonds are primarily market observable, and the Bank classifies these consolidated obligation bonds as Level 2 within the valuation hierarchy. For complex transactions, market observable inputs may not be available and the inputs are evaluated to determine whether they may result in a Level 3 classification in the fair value hierarchy.

The contractual interest expense on the consolidated obligation bonds is recorded as net interest income on the Statements of Income. The remaining changes in fair values of the consolidated obligation bonds are included in the other income section on the Statements of Income.

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis – that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At June 30, 2009, and December 31, 2008, the Bank measured certain of its held-to-maturity investment securities (non-agency MBS) at fair value on a nonrecurring basis. The following tables present the investment securities as of June 30, 2009, and December 31, 2008, for which a nonrecurring change in fair value was recorded during the second quarter of 2009 and during the fourth quarter of 2008, by level within the SFAS 157 valuation hierarchy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2009

				Three Months Ended June 30, 2009
	Fair Value Measurement Using:			OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$—	$—	$4,049	$88	$1,195	$1,283

Held-to-maturity investment securities (non-agency MBS collateralized by residential mortgages) with a carrying value of $5,332 were written down to their fair value of $4,049, resulting in an OTTI charge taken in the second quarter of 2009 of $88 for the OTTI related to the credit losses, which was recorded in “Other (loss)/income,” and $1,195 for the OTTI related to all other factors, which was recorded in “Other comprehensive income/(loss).”

December 31, 2008

				Three Months Ended December 31, 2008
	Fair Value Measurement Using:			OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$—	$—	$924	$20	$570	$590

Held-to-maturity investment securities (non-agency MBS collateralized by residential mortgages) with a carrying amount of $1,514 were written down to their fair value of $924, resulting in an OTTI charge taken in the fourth quarter of 2008 of $590 which was recorded in “Other (loss)/income.” The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive income/(loss).

In determining the estimated fair value of non-agency MBS at June 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believes market participants would use to purchase the non-agency MBS. The divergence among prices obtained from third-party broker/dealers and pricing services, which were derived from third parties’ proprietary models, led the Bank to conclude that the prices received were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

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

SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in other income and presented as “Net (loss)/gain on advances and consolidated obligation bonds held at fair value.”

For more information, see Note 2 and Note 17 to the Financial Statements in the Bank’s 2008 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option in accordance with SFAS 159 during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30, 2009		June 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$35,676	$36,262	$19,990	$20,141
New transactions elected for fair value option	150	4,925	3,722	6,728
Maturities and terminations	(828)	(6,075)	(956)	(439)
Net (loss)/gain on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(130)	48	(256)	(28)
Change in accrued interest	1	(3)	(3)	4

Balance, end of the period	$34,869	$35,157	$22,497	$26,406

	Six Months Ended
	June 30, 2009		June 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$38,573	$30,286	$15,985	$1,247
New transactions elected for fair value option	193	18,585	8,961	26,625
Maturities and terminations	(3,563)	(13,746)	(2,432)	(1,453)
Net (loss)/gain on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(321)	40	(17)	(63)
Change in accrued interest	(13)	(8)	—	50

Balance, end of the period	$34,869	$35,157	$22,497	$26,406

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the three and six months ended June 30, 2009 and 2008, was not material.

The following tables present the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected in accordance with SFAS 159:

	Three Months Ended
	June 30, 2009				June 30, 2008
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$302	$—	$(130)	$172	$191	$—	$(256)	$(65)
Consolidated obligation bonds	—	(49)	(48)	(97)	—	(142)	28	(114)

Total	$302	$(49)	$(178)	$75	$191	$(142)	$(228)	$(179)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Six Months Ended
	June 30, 2009				June 30, 2008
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$621	$—	$(321)	$300	$381	$—	$(17)	$364
Consolidated obligation bonds	—	(95)	(40)	(135)	—	(210)	63	(147)

Total	$621	$(95)	$(361)	$165	$381	$(210)	$46	$217

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected in accordance with SFAS 159:

	At June 30, 2009			At December 31, 2008
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$33,916	$34,869	$953	$37,274	$38,573	$1,299
Consolidated obligation bonds	35,075	35,157	82	30,236	30,286	50
(1) At June 30, 2009, and December 31, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values of Financial Instruments. The tables below show the estimated fair values of the Bank’s financial instruments at June 30, 2009, and December 31, 2008. These estimates are based on pertinent information available to the Bank as of June 30, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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

The assumptions used in estimating the fair values of the Bank’s financial instruments at June 30, 2009, and at December 31, 2008, are discussed below.

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

Commitments – The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at June 30, 2009, and December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$811	$811	$19,632	$19,632
Federal funds sold	16,658	16,658	9,431	9,431
Trading securities	34	34	35	35
Held-to-maturity securities	42,241	38,150	51,205	44,270
Advances (includes $34,869 and $38,573 at fair value under the fair value option, respectively)	174,732	174,823	235,664	235,626
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,357	3,360	3,712	3,755
Accrued interest receivable	462	462	865	865
Derivative assets(1)	452	452	467	467
Liabilities
Deposits	$257	$257	$604	$604
Consolidated obligations:
Bonds (includes $35,157 and $30,286 at fair value under the fair value option, respectively)	176,200	176,313	213,114	213,047
Discount notes	49,009	49,064	91,819	92,096
Mandatorily redeemable capital stock	3,165	3,165	3,747	3,747
Accrued interest payable	1,002	1,002	1,451	1,451
Derivative liabilities(1)	231	231	437	437

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty, in accordance with FIN 39 and FSP FIN 39-1.

As of June 30, 2009, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $4,091. These net unrecognized holding losses were primarily in MBS and were mainly due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 3.

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

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2009, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,055,863 at June 30, 2009, and $1,251,542 at December 31, 2008. The par value of the Bank’s participation in consolidated obligations

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

was $222,502 at June 30, 2009, and $301,202 at December 31, 2008. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are to be agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of June 30, 2009, the Bank gave the U.S. Treasury a listing of advances collateral totaling $35,890, which would provide for a maximum possible borrowing of $31,224, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, and through August 7, 2009, none of the FHLBanks had drawn on the GSE Credit Facility. The Lending Agreement will terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date.

Commitments that legally obligate the Bank for additional advances totaled $600 at June 30, 2009, and $470 at December 31, 2008. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing agreement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	June 30, 2009	December 31, 2008

Outstanding notional	$5,751	$5,723
Original terms	23 days to 10 years	23 days to 10 years
Final expiration year	2019	2018

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $33 at June 30, 2009, and $39 at December 31, 2008. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of June 30, 2009, and December 31, 2008.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by, guarantees from related entities that have long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of June 30, 2009, the Bank had pledged as collateral securities with a carrying value of $139, of which $24 may not be sold or repledged and $115 may be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives. As of December 31, 2008, the Bank had pledged as collateral securities with a carrying value of $307, all of which may be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

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

At June 30, 2009, the Bank had committed to the issuance of $1,085 in consolidated obligation bonds, of which $1,000 were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 in consolidated obligation bonds, of which $500 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,000 at June 30, 2009, and $1,230 at December 31, 2008.

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

	June 30, 2009	December 31, 2008

Assets:
Cash and due from banks	$1	$1
Federal funds sold	2,302	460
Held-to-maturity securities(1)	4,183	4,268
Advances	117,125	164,349
Mortgage loans held for portfolio	2,631	2,880
Accrued interest receivable	325	537
Derivative assets	1,015	1,350

Total	$127,582	$173,845

Liabilities:
Deposits	$1,053	$1,384
Mandatorily redeemable capital stock	2,720	3,021
Derivative liabilities	—	39

Total	$3,773	$4,444

Notional amount of derivatives	$56,453	$62,819
Letters of credit	4,488	4,579

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest Income:
Federal funds sold	$1	$—	$1	$1
Held-to-maturity securities	38	38	82	84
Advances(1)	526	1,294	1,250	3,089
Mortgage loans held for portfolio	33	37	68	76

Total	$598	$1,369	$1,401	$3,250

Interest Expense:
Deposits	$—	$—	$—	$1
Mandatorily redeemable capital stock
Consolidated obligations(1)	(161)	(11)	(305)	(12)

Total	$(161)	$(11)	$(305)	$(11)

Other (Loss)/Income:
Net (loss)/gain on derivatives and hedging activities	$(249)	$(67)	$(322)	$(14)
Other income	1	1	2	1

Total	$(248)	$(66)	$(320)	$(13)

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Note 13 – Subsequent Events

The Bank has evaluated events subsequent to June 30, 2009, until the time of the Form 10-Q filing with the SEC on August 12, 2009, and no material subsequent events were identified, other than those discussed below.

On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The dividend will be paid in cash rather than in shares of Class B capital stock to comply with Finance Agency rules. The Bank expects to pay the second quarter dividend of $28 in August 2009.

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

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted and, among other things, created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this report to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Quarterly Overview

Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies. The U.S. economy is in a recession, and according to many observers, the current economic crisis is the deepest the nation has experienced since the 1930s. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for mortgage-backed securities (MBS), loss of investor confidence, a highly volatile stock market, fluctuations in short- and long-term interest rates, rising unemployment, and the failure of a number of large and small financial institutions—all are symptoms of the severe economic crisis facing the U.S. and the rest of the world.

These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Federal Home Loan Bank of San Francisco’s business and results of operations and the Bank’s members in the second quarter of 2009 and may continue to exert a significant negative effect in the immediate future. Nevertheless, the Bank continues to fulfill its mission of providing liquidity to members while taking action to maintain the Bank’s safety and soundness and protect the members’ collective investment in the Bank.

Ongoing weakness in housing markets and housing prices, and the expectation that this weakness will persist for at least the near term based on current observations of the regional and national economies, continued to affect the current and projected credit quality of the loan collateral underlying certain MBS in the Bank’s held-to-maturity portfolio. Changes in the external environment also led the Bank to assume more moderate rates of housing price recovery in the cash flow models used to analyze these MBS as of June 30, 2009. All of these factors contributed to higher projected loss rates on the collateral supporting some of the Bank’s non-agency MBS, which required the Bank to write down the securities to fair value. The continuing severe lack of liquidity in the MBS market also adversely affected the valuation of MBS.

Based on analyses and reviews of the Bank’s non-agency MBS, the Bank determined that 76 of its non-agency MBS were other-than-temporarily impaired at June 30, 2009, because the Bank determined it was likely that it would not recover the entire amortized cost basis of each of these securities. These securities included the 15 securities that had previously been identified as other-than-temporarily impaired prior to January 1, 2009, and 28 and 33 securities that were first identified as other-than-temporarily impaired in the first and second quarters of 2009, respectively. The Bank recorded other-than-temporary impairment (OTTI) charges for these securities during the three months ended June 30, 2009, as follows:

(Dollars in millions)	For the Three Months Ended June 30, 2009
Identified as Other-Than-Temporarily Impaired	Number of Securities	OTTI Related to Credit Losses	OTTI Related to All Other Factors
Prior to January 1, 2009	15	$40	$(1)
During the three months ended March 31, 2009	28	36	(1)
During the three months ended June 30, 2009	33	12	1,197

Total	76	$88	$1,195

In accordance with FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), for the second quarter of 2009, the impairment related to the credit loss of $88 million was reflected in “Other (loss)/income” and the impairment related to all other factors of $1,195 million was reflected in “Other comprehensive income/(loss).” For each security, the amount of the non-credit-related impairment will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At June 30, 2009, the estimated weighted average life of these securities was approximately three years.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

As of June 30, 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital-to-assets ratio was 6.11%, exceeding the 4.00% requirement, and its risk-based capital was $14.6 billion, exceeding its $8.2 billion requirement.

On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total amount of the dividend is $28 million. The second quarter dividend will be paid in cash rather than in shares of Class B capital stock to comply with Federal Housing Finance Agency (Finance Agency) rules. Under Finance Agency rules, an FHLBank may not pay dividends in the form of capital stock or issue excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At June 30, 2009, the Bank’s excess capital stock totaled $4,586 million, or 2% of total assets.

Net income for the second quarter of 2009 rose $80 million, or 36%, to $303 million from $223 million in the second quarter of 2008. The increase primarily reflected net gains associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by OTTI losses on certain MBS in the Bank’s held-to-maturity portfolio.

Net interest income for the second quarter of 2009 rose $146 million, or 43%, to $484 million from $338 million for the second quarter of 2008. Most of the increase in net interest income was related to economically hedged assets and liabilities and was offset by net interest expense on derivative instruments used in economic hedges (reflected in other income), which totaled $140 million for the second quarter of 2009, compared to $4 million for the second quarter of 2008.

Other income for the second quarter of 2009 was a net loss of $39 million, compared to a net loss of $10 million for the second quarter of 2008. In addition to the increase in net interest expense on derivative instruments used in economic hedges, the decrease in other income reflected a credit impairment charge of $88 million related to certain non-agency MBS. The losses in other income were partially offset by a net gain of $186 million for the second quarter of 2009 associated with derivatives, hedged items, and financial instruments carried at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (together referred to as SFAS 133), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159), compared to a net loss of $7 million for the second quarter of 2008. The large difference between the amount of the net gain and the net loss in these periods was primarily driven by changes in overall interest rate spreads and an increase in swaption volatilities. In general, net gains or losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates.

During the first six months of 2009, total assets decreased $82.3 billion or 26%, to $238.9 billion from $321.2 billion at December 31, 2008, primarily as a result of a decline in advances, which decreased by $61.0 billion or 26%, to $174.7 billion at June 30, 2009, from $235.7 billion at December 31, 2008. Members decreased their use of Bank advances during the first six months of 2009 for a variety of reasons, including increases in core deposits, reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank. In addition to the decline in advances, cash and due from banks decreased to $0.8 billion at June 30, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting a reduction in the Bank’s short-term liquidity needs.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the second quarter of 2009, the Bank continued to review and adjust its general lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members during the second quarter of 2009.

Four member institutions were placed into receivership during the second quarter of 2009. The advances outstanding to one institution were repaid prior to June 30, 2009, and no losses were incurred by the Bank. Bank capital stock held by this institution and by a second institution with no advances outstanding at the time of receivership, which totaled $19 million, was classified as mandatorily redeemable capital stock (a liability). The advances and capital stock of the third institution and the capital stock of the fourth institution, which had no advances outstanding at the time of receivership, were assumed by other member institutions.

From July 1, 2009, to August 7, 2009, two member institutions were placed into receivership. The advances outstanding to one institution were assumed by a nonmember institution, and the Bank capital stock held by the institution totaling $6 million was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the second institution were assumed by a member institution.

Funding and Liquidity

The government’s continued support of the Agency debt markets has improved the FHLBanks’ ability to issue term debt. On November 25, 2008, the Federal Reserve announced it would initiate a program to purchase the direct obligations of Fannie Mae, Freddie Mac, and the FHLBanks and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The Federal Reserve stated that this action was taken to reduce the cost and increase the availability of credit for the purchase of homes, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The Federal Reserve indicated that purchases of up to $100 billion in government-sponsored enterprise (GSE) direct obligations under the program would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and would begin in early December 2008. Furthermore, on March 18, 2009, the Federal Reserve reaffirmed its intent by expanding the GSE direct obligation purchase program by up to $100 billion, bringing the total purchase capacity up to $200 billion in 2009. During the first six months of 2009, the Federal Reserve purchased $81.9 billion in agency term obligations, including $19.5 billion in FHLBank consolidated obligation bonds. The combination of declining FHLB funding needs, Federal Reserve purchases of FHLB direct obligations, and a monthly debt issuance calendar for global bonds has generally improved FHLBanks’ ability to issue debt at reasonable costs. During the first six months of 2009, the FHLBanks issued $48.1 billion in global bonds and over $226 billion in auctioned discount notes.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Selected Balance Sheet Items at Quarter End
Total Assets(1)	$238,924	$270,287	$321,244	$341,429	$328,474
Advances	174,732	203,904	235,664	263,045	246,008
Held-to-Maturity Securities(2)	42,241	47,183	51,205	53,830	60,484
Federal Funds Sold	16,658	12,384	9,431	16,360	16,052
Consolidated Obligations:(3)
Bonds	176,200	189,382	213,114	235,290	233,510
Discount Notes	49,009	66,239	91,819	87,455	77,753
Mandatorily Redeemable Capital Stock(4)	3,165	3,145	3,747	3,898	189
Capital Stock – Class B – Putable(4)	10,253	10,238	9,616	10,614	13,763
Retained Earnings	1,172	869	176	280	306
Accumulated Other Comprehensive Income/(Loss)	(2,717)	(1,615)	(7)	(2)	(3)
Total Capital(4)	8,708	9,492	9,785	10,892	14,066
Selected Operating Results for the Quarter
Net Interest Income	$484	$434	$468	$393	$338
Provision for Credit Losses on Mortgage Loans	1	—	—	—	—
Other (Loss)/Income	(39)	(236)	(575)	(225)	(10)
Other Expense	31	31	34	29	24
Assessments	110	44	(38)	38	81

Net Income	$303	$123	$(103)	$101	$223

Selected Other Data for the Quarter
Net Interest Margin(5)	0.77%	0.60%	0.58%	0.48%	0.42%
Operating Expenses as a Percent of Average Assets	0.04	0.03	0.04	0.03	0.02
Return on Assets	0.47	0.17	(0.13)	0.12	0.27
Return on Equity	12.49	4.95	(3.99)	2.96	6.37
Annualized Dividend Rate(6)	0.84	—	—	3.85	6.19
Spread of Dividend Rate to Dividend Benchmark(6)(7)	(1.93)	(2.00)	(2.24)	0.87	3.13
Dividend Payout Ratio(6)(8)	7.08	—	—	125.29	93.69
Selected Other Data at Quarter End
Capital to Assets Ratio(1)(9)	6.11	5.27	4.21	4.33	4.34
Duration Gap (in months)	2	4	3	2	3

(1)	As permitted by FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all prior periods presented.
(2)	During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or the regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
June 30, 2009	$1,055,863
March 31, 2009	1,135,379
December 31, 2008	1,251,542
September 30, 2008	1,327,904
June 30, 2008	1,255,475

(4)	During the third quarter of 2008, mandatory redeemable stock increased primarily because two large members—IndyMac Bank, F.S.B., and Washington Mutual Bank—were placed into receivership. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability). During the first quarter of 2009, the Bank allowed two members to acquire mandatorily redeemable capital stock held by nonmembers. For more information, see Note 7 to the Financial Statements. In addition to Class B capital stock, total capital includes retained earnings totaling $1.2 billion and accumulated other comprehensive loss totaling $2.7 billion, which primarily consists of the OTTI related to non-credit factors on certain non-agency MBS.
(5)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(6)	On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84%. The Bank will record and pay the second quarter dividend during the third quarter.
(7)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate, and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(8)	This ratio is calculated as dividends declared per share divided by net income per share.
(9)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability) and excludes other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2009 and 2008, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the second quarter of 2009 compared to the second quarter of 2008 and for the first six months of 2009 compared to the first six months of 2008. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Second Quarter of 2009 Compared to Second Quarter of 2008

Average Balance Sheets

	Three Months Ended
	June 30, 2009				June 30, 2008
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Federal funds sold	$12,702		$6	0.19%	$12,770		$77	2.43%
Trading securities:
MBS	33		1	12.15	54		1	7.45
Held-to-maturity securities:
MBS	36,557		361	3.96	40,017		470	4.72
Other investments(1)	9,633		8	0.33	17,245		112	2.61
Mortgage loans	3,485		36	4.14	3,965		48	4.87
Advances(2)	190,531		772	1.63	252,890		1,864	2.96
Loans to other FHLBanks	366		—	0.12	14		—	2.08

Total interest-earning assets	253,307		1,184	1.87	326,955		2,572	3.16
Other assets(3)(4)(5)	4,625		—	—	7,810		—	—

Total Assets	$257,932		$1,184	1.84%	$334,765		$2,572	3.09%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$177,312		$588	1.33%	$230,264		$1,683	2.94%
Discount notes	60,502		112	0.74	81,329		541	2.68
Deposits(3)	1,954		—	0.05	1,356		7	2.08
Borrowings from other FHLBanks	15		—	0.14	22		—	2.09
Mandatorily redeemable capital stock	3,160		—	—	195		3	6.19
Other borrowings	7		—	0.11	9		—	2.40

Total interest-bearing liabilities	242,950		700	1.16	313,175		2,234	2.87
Other liabilities(3)(4)	5,249		—	—	7,486		—	—

Total Liabilities	248,199		700	1.13	320,661		2,234	2.80
Total Capital	9,733		—	—	14,104		—	—

Total Liabilities and Capital	$257,932		$700	1.09	$334,765		$2,234	2.68%

Net Interest Income			$484				$338

Net Interest Spread(6)				0.71%				0.29%

Net Interest Margin(7)				0.77%				0.42%

Interest-earning Assets/Interest-bearing Liabilities	104.26%				104.40%

Total Average Assets/Capital Ratio(8)	20.0	x			23.4	x

(1)	In the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest expense on interest rate exchange agreements of $237 million and $142 million for the second quarter of 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes interest income of $532 million and $565 million for the second quarter of 2009 and 2008, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP FIN 39-1.
(4)	Includes forward settling transactions, fair value adjustments in accordance with SFAS 133 and SFAS 159 for hedged cash items.
(5)	Includes OTTI losses on held-to-maturity securities related to all other factors.
(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(8)	For this purpose, capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(71)	$—	$(71)
Trading securities:
MBS	—	—	—
Held-to-maturity securities:
MBS	(109)	(38)	(71)
Other investments(2)	(104)	(35)	(69)
Mortgage loans	(12)	(5)	(7)
Advances(3)	(1,092)	(386)	(706)

Total interest-earning assets	(1,388)	(464)	(924)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(1,095)	(324)	(771)
Discount notes	(429)	(112)	(317)
Deposits	(7)	2	(9)
Mandatorily redeemable capital stock	(3)	3	(6)

Total interest-bearing liabilities	(1,534)	(431)	(1,103)

Net interest income	$146	$(33)	$179

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	In the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the second quarter of 2009 was $484 million, a 43% increase from $338 million in the second quarter of 2008. This increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $175 million in the second quarter of 2009 compared to the second quarter of 2008. The decrease consisted of a $140 million decrease attributable to lower average yields on non-MBS investments and a $35 million decrease attributable to a 26% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $121 million in the second quarter of 2009 compared to the second quarter of 2008. The decrease consisted of a $78 million decrease attributable to lower average yields on MBS investments and mortgage loans, a $38 million decrease attributable to a 9% decrease in average MBS outstanding, and a $5 million decrease attributable to a 12% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), which decreased interest income by $32 million in the second quarter of 2009 and decreased interest income by $7 million in the second quarter of 2008. This decrease was primarily due to a higher mortgage rate environment during 2009, resulting in slower projected prepayment rates.

•

Interest income from advances decreased $1.1 billion in the second quarter of 2009 compared to the second quarter of 2008. The decrease consisted of a $0.7 billion decrease attributable to lower average yields and a $0.4 billion decrease attributable to a 25% decrease in average advances outstanding, reflecting lower member demand during the second quarter of 2009 relative to the second quarter of 2008.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $1.5 billion in the second quarter of 2009 compared to the second quarter of 2008. The decrease consisted of a $1.1 billion decrease attributable to lower interest rates on consolidated obligations and a $0.4 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

•

Interest expense on mandatorily redeemable capital stock decreased $3 million because no dividends on mandatorily redeemable capital stock were declared and recorded in the second quarter of 2009. Additional information about mandatorily redeemable capital stock is provided in Note 7 to the Financial Statements.

As a result of these factors, the net interest margin was 77 basis points for the second quarter of 2009, 35 basis points higher than the net interest margin for the second quarter of 2008, which was 42 basis points. The net interest spread was 71 basis points for the second quarter of 2009, 42 basis points higher than the net interest spread for the second quarter of 2008, which was 29 basis points. The increase primarily reflected a higher net interest spread on the Bank’s fixed rate advances accounted for in accordance with SFAS 159 and the fixed rate mortgage portfolio resulting from the favorable impact of lower interest rates on the associated adjustable rate funding.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, as noted in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate assets with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in the London Inter-Bank Offered Rate (LIBOR) rates throughout the second quarter of 2009 received on the adjustable rate leg significantly increased the interest rate swaps’ net interest expense.

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

Other (Loss)/Income

The following table presents the components of other (loss)/income for the three months ended June 30, 2009 and 2008.

	Three Months Ended
(In millions)	June 30, 2009	June 30, 2008

Other (Loss)/Income:
Services to members	$1	$—
Net gain on trading securities	—	—
Total OTTI losses on held-to-maturity securities	(1,283)	—
Portion of loss recognized in other comprehensive income/(loss)	1,195	—

Net impairment losses on held-to-maturity securities (credit losses)	(88)	—
Net loss on advances and consolidation obligation bonds held at fair value	(178)	(228)
Net gain on derivatives and hedging activities	224	217
Other	2	1

Total Other Loss	$(39)	$(10)

Net Impairment Losses on Held-to-Maturity Securities (Credit Losses) – The Bank realized an $88 million OTTI charge related to credit loss on non-agency MBS during the second quarter of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Net Loss on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were unrealized fair value losses of $178 million for the second quarter of 2009 compared to unrealized fair value losses of $228 million for the second quarter of 2008. For the second quarter of 2009, the $178 million in unrealized fair value losses, primarily driven by the increase in market rates in the second quarter of 2009 relative to the first quarter of 2009, consisted of $130 million in unrealized fair value losses on $34.9 billion of advances carried at fair value and $48 million in unrealized fair value losses on $35.2 billion of consolidated obligation bonds carried at fair value. For the second quarter of 2008, the $228 million in unrealized fair value losses, primarily driven by the increase in market rates in the second quarter of 2008 relative to the first quarter of 2008, consisted of $256 million in unrealized fair value losses on $22.5 billion of advances carried at fair value, partially offset by $28 million in unrealized fair value gains on $26.4 billion of consolidated obligation bonds carried at fair value. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

Net Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain on derivatives and hedging activities” in the second quarter of 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net Gain on Derivatives and Hedging Activities

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

(In millions)	Three Months Ended
	June 30, 2009					June 30, 2008
	Gain/(Loss)			Net Interest Income/ (Expense) on		Gain/(Loss)			Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total

Advances:
Elected for fair value option	$—	$—	$220	$(193)	$27	$—	$—	$309	$(51)	$258
Not elected for fair value option	8	—	60	(39)	29	2	—	(3)	4	3
Consolidated obligations:
Elected for fair value option	—	—	88	(29)	59	—	—	(49)	(18)	(67)
Not elected for fair value option	—	—	(12)	121	109	22	—	(60)	61	23

Total	$8	$—	$356	$(140)	$224	$24	$—	$197	$(4)	$217

During the second quarter of 2009, net gains on derivatives and hedging activities totaled $224 million compared to net gains of $217 million in the second quarter of 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $140 million in the second quarter of 2009, compared to net interest expense on derivative instruments used in economic hedges of $4 million in the second quarter of 2008.

Excluding the $140 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the second quarter of 2009 totaled $364 million. The $364 million net gains were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the second quarter of 2009. These net gains consisted of net gains of $220 million attributable to the hedges related to advances accounted for under the fair value option in accordance with SFAS 159, net gains of $88 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, and net gains of $68 million attributable to the hedges related to advances under SFAS 133, partially offset by net losses of $12 million attributable to the hedges related to consolidated obligations under SFAS 133. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. Most of the economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133.

The $140 million of net interest expense on derivative instruments used in economic hedges for the second quarter of 2009 consisted of $193 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159, $39 million of net interest expense attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, and $29 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. These amounts were partially offset by $121 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in the LIBOR rates throughout the second quarter of 2009 on the floating leg of the interest rate swaps.

Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the second quarter of 2008 totaled $221 million. The $221 million in net gains were primarily attributable to an increase in interest rates and a decrease in swaption volatility levels during the second quarter of 2008. These net gains consisted of net gains of $309 million attributable to the hedges related to advances accounted for under the fair value option in accordance with SFAS 159, partially offset by net losses of $49 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, net losses of $38 million attributable to the hedges related to consolidated obligations under SFAS 133, and net losses of $1 million attributable to advances under SFAS 133. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. Most of the economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133.

The $4 million of net interest expense on derivative instruments used in economic hedges for the second quarter of 2008 consisted of $51 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159 and $18 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. These amounts were partially offset by $61 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133 and $4 million of net interest income attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR rates in early 2008 on the floating leg of the interest rate swaps.

SFAS 133- and SFAS 159-related income effects during the second quarter of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) increases in swaption volatilities. The positive fair value impact resulted in primarily unrealized net gains. These gains are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Average Balance Sheets

	Six Months Ended
	June 30, 2009				June 30, 2008
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Federal funds sold	$14,226		$13	0.18%	$14,451		$209	2.91%
Trading securities:
MBS	34		1	5.93	55		2	7.31
Held-to-maturity securities:
MBS	37,640		783	4.19	37,063		910	4.94
Other investments(1)	11,452		21	0.37	18,320		289	3.17
Mortgage loans	3,573		79	4.46	4,023		97	4.85
Advances(2)	206,095		1,837	1.80	250,217		4,448	3.57
Loans to other FHLBanks	341		—	0.11	16		—	2.77

Total interest-earning assets	273,361		2,734	2.02	324,145		5,955	3.69
Other assets(3)(4)(5)	6,391		—	—	8,792		—	—

Total Assets	$279,752		$2,734	1.97%	$332,937		$5,955	3.60%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$188,994		$1,448	1.55%	$227,117		$4,031	3.57%
Discount notes	69,485		368	1.07	81,512		1,331	3.28
Deposits(3)	2,286		—	0.06	1,374		17	2.49
Borrowings from other FHLBanks	10		—	0.16	16		—	1.45
Mandatorily redeemable capital stock	3,358		—	—	206		6	5.96
Other borrowings	13		—	0.08	8		—	3.10

Total interest-bearing liabilities	264,146		1,816	1.39	310,233		5,385	3.49
Other liabilities(3)(4)	5,703		—	—	8,684		—	—

Total Liabilities	269,849		1,816	1.36	318,917		5,385	3.40
Total Capital	9,903		—	—	14,020		—	—

Total Liabilities and Capital	$279,752		$1,816	1.31%	$332,937		$5,385	3.25%

Net Interest Income			$918				$570

Net Interest Spread(6)				0.63%				0.20%

Net Interest Margin(7)				0.68%				0.35%

Interest-earning Assets/ Interest-bearing Liabilities	103.49%				104.48%

Total Average Assets/Capital Ratio(8)	21.1	x			23.4	x

(1)	In the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes interest expense on interest rate exchange agreements of $428 million and $154 million for the first six months of 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes interest income of $1,022 million and $752 million for the first six months of 2009 and 2008, respectively.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral under FSP FIN 39-1.
(4)	Includes forward settling transactions, fair value adjustments in accordance with SFAS 133 and SFAS 159 for hedged cash items.
(5)	Includes OTTI losses on held-to-maturity securities related to all other factors.
(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(8)	For this purpose, capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(196)	$(3)	$(193)
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	(127)	14	(141)
Other investments(2)	(268)	(80)	(188)
Mortgage loans	(18)	(10)	(8)
Advances(3)	(2,611)	(684)	(1,927)

Total interest-earning assets	(3,221)	(764)	(2,457)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(3)	(2,583)	(590)	(1,993)
Discount notes	(963)	(173)	(790)
Deposits	(17)	7	(24)
Mandatorily redeemable capital stock	(6)	6	(12)

Total interest-bearing liabilities	(3,569)	(750)	(2,819)

Net interest income	$348	$(14)	$362

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	In the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits in banks” to “held-to-maturity securities.”
(3)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the first six months of 2009 was $918 million, a 61% increase from $570 million in the first six months of 2008. The increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $464 million in the first six months of 2009 compared to the first six months of 2008. The decrease consisted of a $381 million decrease attributable to lower average yields on non-MBS investments and a $83 million decrease attributable to a 22% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $146 million in the first six months of 2009 compared to the first six months of 2008. The decrease consisted of a $149 million decrease attributable to lower average yields on MBS investments and mortgage loans and a $10 million decrease attributable to an 11% decrease in average mortgage loans outstanding, partially offset by a $13 million increase attributable to a 1% increase in average MBS investments outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans in accordance with SFAS 91, which decreased interest income by $23 million in the first six months of 2009 and increased interest income by $2 million in the first six months of 2008. This decrease was primarily due to a higher mortgage rate environment during 2009, resulting in slower projected prepayment rates.

•

Interest income from advances decreased $2.6 billion in the first six months of 2009 compared to the first six months of 2008. The decrease consisted of a $1.9 billion decrease attributable to lower average yields and a $0.7 billion decrease attributable to an 18% decrease in average advances outstanding, reflecting lower member demand during the first six months of 2009 relative to the first six months of 2008.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $3.5 billion in the first six months of 2009 compared to the first six months of 2008. The decrease consisted of a $2.8 billion decrease attributable to lower interest rates on consolidated obligations and a $0.7 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

•

Interest expense on mandatorily redeemable capital stock decreased $6 million because no dividends on mandatorily redeemable capital stock were declared and recorded in the first six months of 2009. Additional information about mandatorily redeemable capital stock is provided in Note 7 to the Financial Statements.

As a result of these factors, the net interest margin was 68 basis points for the first six months of 2009, 33 basis points higher than the net interest margin for the first six months of 2008, which was 35 basis points. The net interest spread was 63 basis points for the first six months of 2009, 43 basis points higher than the net interest spread for the first six months of 2008, which was 20 basis points. The increase primarily reflected a higher net interest spread on the Bank’s fixed rate advances accounted for in accordance with SFAS 159 and the fixed rate mortgage portfolio resulting from the favorable impact of lower interest rates on the associated adjustable rate funding.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, as noted in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate assets with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in the LIBOR rates throughout the first six months of 2009 received on the adjustable rate leg significantly increased the interest rate swaps’ net interest expense.

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

Other (Loss)/Income

The following table presents the various components of other (loss)/income for the six months ended June 30, 2009 and 2008.

	Six Months Ended
(In millions)	June 30, 2009	June 30, 2008

Other (Loss)/Income:
Services to members	$1	$—
Net gain on trading securities	1	—
Total OTTI losses on held-to-maturity securities	(2,439)	—
Portion of loss recognized in other comprehensive income/(loss)	2,263	—

Net impairment losses on held-to-maturity securities (credit losses)	(176)	—
Net (loss)/gain on advances and consolidation obligation bonds held at fair value	(361)	46
Net gain on derivatives and hedging activities	258	62
Other	2	2

Total Other (Loss)/Income	$(275)	$110

Net Impairment Losses on Held-to-Maturity Securities (Credit Losses) – The Bank realized a $176 million OTTI charge related to credit loss on non-agency MBS during the first six months of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with SFAS 159 were unrealized net fair value losses of $361 million for the first six months of 2009 compared to unrealized net fair value gains of $46 million for the first six months of 2008. For the first six months of 2009, the $361 million unrealized net fair value losses, primarily driven by the decline in interest rates and an increase in swaption volatility during the first six months of 2009 consisted of $321 million in unrealized fair value losses on $34.9 billion of advances carried at fair value and $40 million in unrealized fair value losses on $35.2 billion of consolidated obligation bonds carried at fair value. For the first six months of 2008, the $46 million unrealized net fair value gains, primarily driven by the sharp decline in interest rates and an increase in swaption volatility during the first six months of 2008, consisted of $63 million in unrealized fair value gains of $26.4 billion of consolidated obligation bonds carried at fair value, partially offset by $17 million in unrealized fair value losses on $22.5 billion of advances carried at fair value. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships.

Net Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain on derivatives and hedging activities” in the first six months of 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net Gain on Derivatives and Hedging Activities

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

(In millions)	Six Months Ended
	June 30, 2009					June 30, 2008
	Gain/(Loss)			Net Interest Income/ (Expense) on		Gain/(Loss)			Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, net	Cash Flow Hedges	Economic Hedges	Economic Hedges	Total

Advances:
Elected for fair value option	$—	$—	$353	$(342)	$11	$—	$—	$18	$(57)	$(39)
Not elected for fair value option	(28)	—	102	(86)	(12)	(3)	—	—	9	6
Consolidated obligations:
Elected for fair value option	—	—	130	(109)	21	—	—	(63)	(20)	(83)
Not elected for fair value option	52	—	(126)	312	238	47	—	—	131	178

Total	$24	$—	$459	$(225)	$258	$44	$—	$(45)	$63	$62

During the first six months of 2009, net gains on derivatives and hedging activities totaled $258 million compared to net gains of $62 million in the first six months of 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $225 million in the first six months of 2009, compared to net interest income on derivative instruments used in economic hedges of $63 million in the first six months of 2008.

Excluding the $225 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first six months of 2009 totaled $483 million. The $483 million net gains were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the first six months of 2009. These net gains consisted of net gains of $353 million attributable to the hedges related to advances accounted for under the fair value option in accordance with SFAS 159, net gains of $130 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, and net gains of $74 million attributable to the hedges related to advances under SFAS 133, partially offset by net losses of $74 million attributable to the hedges related to consolidated obligations under SFAS 133. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

The $225 million of net interest expense on derivative instruments used in economic hedges for the first six months of 2009 consisted of $342 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159, $109 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159, and $86 million of net interest expense attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. These amounts were partially offset by $312 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in the LIBOR rates throughout the first six months of 2009 on the floating leg of the interest rate swaps.

Excluding the $63 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first six months of 2008 totaled $1 million. The $1 million net losses, primarily attributable to the sharp decline in interest rates during the latter half of 2007 through the first six months of 2008, consisted of net losses of $63 million attributable to the hedges related to consolidated obligations accounted for under the fair value option in accordance with SFAS 159, net losses of $3 million attributable to the hedges related to advances under SFAS 133, partially offset by net gains of $47 million attributable to the hedges related to consolidated obligations under SFAS 133 and net gains of $18 million attributable to hedges related to advances accounted for under the fair value option in accordance with SFAS 159. Most of the economic hedges matched to advances were associated with the advances accounted for under the fair value option in accordance with SFAS 159. The economic hedges matched to consolidated obligations were associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133, as well as consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159.

The $63 million of net interest income on derivative instruments used in economic hedges for the first six months of 2008 consisted of $131 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discounts notes in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133 and $9 million of net interest income attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under SFAS 133. These amounts were partially offset by $57 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option in accordance with SFAS 159 and $20 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option in accordance with SFAS 159. The net interest income on derivative instruments used in economic hedges for the first six months of 2008 was primarily due to the abrupt and significant decrease in interest rates that occurred in early 2008, which had a favorable effect on certain LIBOR-based interest rate swaps that effectively converted the repricing frequency of the interest rate swaps from three months to one month. The favorable effect resulted from the one-month leg of the interest rate swaps repricing at the lower interest rates more quickly than the three-month leg of the interest rate swaps.

SFAS 133- and SFAS 159-related income effects during the first six months of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) increases in swaption volatilities. The positive fair value impact resulted in primarily unrealized net gains. These gains are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

The ongoing impact of SFAS 133 and SFAS 159 on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of SFAS 133 and SFAS 159. The effects of SFAS 133 and SFAS 159 may lead to significant volatility in future earnings, other comprehensive income, and dividends.

Return on Equity

Return on equity (ROE) was 12.49% (annualized) for the second quarter of 2009, an increase of 612 basis points from the second quarter of 2008. This increase primarily reflected the increase in net income in the second quarter of 2009 coupled with a decrease in average equity compared to the same period in 2008.

ROE was 8.68% (annualized) for the first six months of 2009, an increase of 203 basis points from the first six months of 2008. This increase reflected the decrease in average equity, which decreased 29%, to $9.9 billion in the first six months of 2009 from $14.0 billion in the first six months of 2008.

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

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2009, advances maturing within five years totaled $165.4 billion, significantly in excess of the $0.3 billion of member deposits on that date. At December 31, 2008, advances maturing within five years totaled $225.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of June 30, 2009, and December 31, 2008, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to SFAS 133 and SFAS 159 – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from SFAS 133. Effective January 1, 2008, the Bank’s Retained Earnings and Dividend Policy was amended to also include in restricted retained earnings any cumulative net gains resulting from the transition impact of adopting SFAS 159 and the ongoing impact from the application of SFAS 159. As SFAS 133- and SFAS 159-related cumulative net gains are reversed by periodic SFAS 133- and SFAS 159-related net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $170 million at June 30, 2009, and $52 million at December 31, 2008.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from the application of SFAS 133 and SFAS 159, the Bank holds an additional amount of other restricted retained earnings intended to protect members’ paid-in capital from an extremely adverse credit event, an extremely adverse operations risk event, and/or an extremely adverse SFAS 133 or SFAS 159 quarterly result, combined with an extremely low level of pre-SFAS 133 and pre-SFAS 159 net income resulting from an adverse interest rate environment, as well as the risk of a write-down on MBS with unrealized losses if the losses were determined to be other than temporary. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,002 million at June 30, 2009, and $124 million at December 31, 2008. The Bank’s current target is $1.2 billion. On May 29, 2009, the Bank’s Board of Directors amended the Bank’s Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target.

Dividends – On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total amount of the dividend is $28 million. The Bank did not pay a dividend for the first quarter of 2009. The Bank’s dividend rate was 6.19% (annualized) for the second quarter of 2008 and 5.96% (annualized) for the first six months of 2008.

The dividend for the second quarter of 2009 will be paid in cash rather than in shares of Class B capital stock to comply with Finance Agency rules. Under Finance Agency rules, an FHLBank may not pay dividends in the form of capital stock or issue excess stock to members if the FHLBank’s excess stock exceeds 1% of its total assets or if the issuance of stock would cause the FHLBank’s excess stock to exceed 1% of its total assets. At June 30, 2009, the Bank’s excess capital stock totaled $4.6 billion, or 2% of total assets.

On July 14, 2009, the Bank notified members that it would not repurchase excess capital stock on July 31, 2009, in order to preserve the Bank’s capital in light of the ongoing potential for additional OTTI charges because of uncertainty regarding future conditions in the mortgage and capital markets. The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information in determining the status of excess capital stock repurchases in future quarters.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2008 to 2007 – Dividends” in the Bank’s 2008 Form 10-K.

Financial Condition

Total assets were $238.9 billion at June 30, 2009, a 26% decrease from $321.2 billion at December 31, 2008, primarily as a result of decline in advances, which decreased by $61.0 billion or 26%, to $174.7 billion at June 30, 2009, from $235.7 billion at December 31, 2008. In addition to the decline in advances, cash and due from banks decreased to $0.8 billion at June 30, 2009, from $19.6 billion at December 31, 2008. Average total assets were $257.9 billion for the second quarter of 2009, a 23% decrease compared to $334.8 billion for the second quarter of 2008. Average total assets were $279.8 billion for the first six months of 2009, a 16% decrease compared to $332.9 billion for the first six months of 2008. Average advances were $190.5 billion for the second quarter of 2009, a 25% decrease from $252.9 billion in the second quarter of 2008. Average advances were $206.1 billion for the first six months of 2009, an 18% decrease from $250.2 billion in the first six months of 2008.

Members decreased their use of Bank advances during the first six months of 2009 for a variety of reasons, including increases in core deposits, reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank. The decrease in cash and due from banks was primarily in cash held at the FRBSF, reflecting a reduction in the Bank’s short-term liquidity needs.

Advances outstanding at June 30, 2009, included unrealized gains of $1.8 billion, of which $885 million represented unrealized gains on advances hedged in accordance with SFAS 133 and $953 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. Advances outstanding at December 31, 2008, included unrealized gains of $2.7 billion, of which $1.4 billion represented unrealized gains on advances hedged in accordance with SFAS 133 and $1.3 billion represented unrealized gains on economically hedged advances that are carried at fair value in accordance with SFAS 159. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2008, to June 30, 2009, was primarily attributable to lower interest rates on advances during the first six months of 2009.

Total liabilities were $230.2 billion at June 30, 2009, a 26% decrease from $311.5 billion at December 31, 2008, reflecting decreases in consolidated obligations outstanding from $304.9 billion at December 31, 2008, to $225.2 billion at June 30, 2009. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2009. Average total liabilities were $248.2 billion for the second quarter of 2009, a 23% decrease compared to $320.7 billion for the second quarter of 2008. Average total liabilities were $269.8 billion for the first six months of 2009, a 15% decrease compared to $318.9 billion for the first six months of 2008. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $237.8 billion in the second quarter of 2009 and $311.6 billion in the second quarter of 2008. Average consolidated obligations were $258.5 billion in the first six months of 2009 and $308.6 billion in the first six months of 2008.

Consolidated obligations outstanding at June 30, 2009, included unrealized losses of $2.4 billion on consolidated obligation bonds hedged in accordance with SFAS 133 and $82 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. Consolidated obligations outstanding at December 31, 2008, included unrealized losses of $3.9 billion on consolidated obligation bonds hedged in accordance with SFAS 133 and $50 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with SFAS 159. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2008, to June 30, 2009, was primarily attributable to higher interest rates during the first six months of 2009.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,055.9 billion at June 30, 2009, and $1,251.5 billion at December 31, 2008.

As of June 30, 2009, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of June 30, 2009, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA. As of June 30, 2009, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2009, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Agency to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $202.4 billion (85% of total assets) at June 30, 2009, from $278.2 billion (87% of total assets) at December 31, 2008, representing a decrease of $75.8 billion, or 27%. The decrease primarily reflected lower demand for advances by the Bank’s members.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $189 million in the second quarter of 2009, a decrease of $34 million, or 15%, compared to $223 million in the second quarter of 2008. In the first six months of 2009, adjusted net interest income for this segment was $393 million, a decrease of $56 million, or 12%, compared to $449 million in the first six months of 2008. The declines were primarily attributable to the lower yield on invested capital due to the lower interest rate environment during 2009, lower net interest spreads on the non-MBS investment portfolio, and lower average balances of advances. These decreases were partially offset by a higher spread on advances, which was due, in part, to the refinancing of certain short-term and callable debt at lower interest rate levels. Members and nonmember borrowers prepaid $11.4 billion of advances in the second quarter of 2009 compared to $0.4 billion in the second quarter of 2008. Members and nonmember borrowers prepaid $14.1 billion of advances in the first six months of 2009 compared to $1.2 billion in the first six months of 2008. Advance prepayment fees totaled $18 million in the second quarter of 2009 and were immaterial in the second quarter of 2008. Advance prepayment fees totaled $20 million in the first six months of 2009 and totaled $0.5 million in the first six months of 2008. The increase in advance prepayments in the first six months of 2009 reflected members’ reduced liquidity needs, as described below.

Adjusted net interest income for this segment represented 62% and 66% of total adjusted net interest income for the second quarter of 2009 and 2008, respectively, and 61% and 68% of total adjusted net interest income for the first six months of 2009 and 2008, respectively.

Advances – The par amount of advances outstanding decreased by $60.1 billion, or 26%, to $172.8 billion at June 30, 2009, from $232.9 billion at December 31, 2008. The decrease reflects a $24.1 billion decrease in fixed rate advances and a $36.0 billion decrease in adjustable rate advances, partially offset by a $16 million increase in variable rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $112.4 billion at June 30, 2009, a net decrease of $49.2 billion from $161.6 billion at December 31, 2008. The remaining $10.9 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 61 institutions increased their advances during the first six months of 2009, while 221 institutions decreased their advances.

Average advances were $190.5 billion in the second quarter of 2009, a 25% decrease from $252.9 billion in the second quarter of 2008. Average advances were $206.1 billion in the first six months of 2009, an 18% decrease from $250.2 billion in the first six months of 2008. Members decreased their use of Bank advances during the first six months of 2009 for a variety of reasons, increases in core deposits, including reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank.

The components of the advances portfolio at June 30, 2009, and December 31, 2008, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	June 30, 2009	December 31, 2008

Standard advances:
Adjustable – LIBOR	$75,745	$111,603
Adjustable – other indices	291	444
Fixed	59,244	80,035
Daily variable rate	3,580	3,564

Subtotal	138,860	195,646

Customized advances:
Adjustable – LIBOR, with caps and/or floors	—	10
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	1,625	1,625
Fixed – amortizing	516	578
Fixed with PPS(1)	27,259	30,156
Fixed – callable at member’s option	270	315
Fixed – putable at Bank’s option	3,793	4,009
Fixed – putable at Bank’s option with PPS(1)	503	588

Subtotal	33,966	37,281

Total par value	172,826	232,927
SFAS 133 valuation adjustments	885	1,353
SFAS 159 valuation adjustments	953	1,299
Net unamortized premiums	68	85

Total	$174,732	$235,664

(1)	PPS means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $26.0 billion as of June 30, 2009, an increase of $4.4 billion, or 20%, from $21.6 billion as of December 31, 2008. During the first six months of 2009, Federal funds sold increased $7.2 billion and commercial paper increased $2.1 billion, while interest-bearing deposits in banks decreased $4.9 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds shortened to 17 days as of June 30, 2009, from 21 days as of December 31, 2008. As of June 2009, the Bank funded a greater percentage of the portfolio for short-term (under one month) cash management purposes, instead of match-funding investments with one-month to three-month maturities.

Cash and Due from Banks – Cash and due from banks decreased to $0.8 billion at June 30, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting a reduction in the Bank’s short-term liquidity needs.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $74.7 billion, or 28%, from $268.4 billion at December 31, 2008, to $193.7 billion at June 30, 2009. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At June 30, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $261.2 billion, of which $176.2 billion were hedging consolidated obligations, $84.6 billion were hedging advances, and $0.4 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $308.9 billion, of which $87.9 billion were hedging advances, $220.7 billion were hedging consolidated obligations, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. However, starting in the third quarter of 2008, market conditions significantly increased volatility in GSE debt pricing and funding costs compared to recent historical levels. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview.”

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first six months of 2009, rates on short-term and long-term U.S. Treasury securities increased because of market expectations of increased Treasury issuance and investor concern about inflation. The following table provides selected market interest rates as of the dates shown.

Market Instrument	June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	2.00%	4.25%
3-month Treasury bill	0.19	0.13	1.72	3.24
3-month LIBOR	0.60	1.43	2.78	4.70
2-year Treasury note	1.12	0.77	2.63	3.06
5-year Treasury note	2.56	1.55	3.34	3.46

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes was lower in the first six months of 2009 than in the first six months of 2008 as a result of the general decline in market interest rates and the purchase of GSE debt by the Federal Reserve.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds and discount notes relative to comparable term LIBOR rates in the first six months of 2009 and 2008. Continued investor demand for short-term GSE debt resulted in lowered borrowing costs on the FHLBank System’s discount notes relative to LIBOR compared to a year ago. However, lower investor demand for longer-term GSE debt increased the System’s bond costs relative to LIBOR compared to a year ago.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2009	June 30, 2008
Consolidated obligation bonds	–16.4	–19.4
Consolidated obligation discount notes (one month and greater)	–61.5	–47.7

At June 30, 2009, the Bank had $142.4 billion of swapped non-callable bonds, $28.9 billion of swapped discounts notes, and $4.9 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 84% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2008, the Bank had $157.6 billion of swapped non-callable bonds and $8.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 78% of the Bank’s total consolidated obligation bonds outstanding.

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

At June 30, 2009, assets associated with this segment were $36.5 billion (15% of total assets), a decrease of $6.5 billion, or 15%, from $43.0 billion at December 31, 2008 (13% of total assets). The decrease was due to lower investment balances in the MBS portfolio because of run-off (paydowns, prepayments, and maturities) on the portfolio and OTTI write-downs and because the Bank did not purchase any additional MBS during the first six months of 2009. The MBS portfolio decreased $6.2 billion to $32.9 billion at June 30, 2009, from $39.1 billion at December 31, 2008, and mortgage loan balances decreased $0.3 billion to $3.4 billion at June 30, 2009, from $3.7 billion at December 31, 2008.

In the second quarter of 2009, average MBS investments were $36.6 billion, a decrease of $3.5 billion compared to $40.1 billion in the second quarter of 2008. In the first six months of 2009, average MBS investments increased $0.6 billion to $37.7 billion compared to $37.1 billion in the first six months of 2008. This increase was due to the growth in capital and the availability of MBS that met the Bank’s risk-adjusted spread and credit enhancement requirements during 2008. There were no purchases of MBS investments in the first six months of 2009.

Average mortgage loans were $3.5 billion in the second quarter of 2009, a decrease of $0.5 billion from $4.0 billion in the second quarter of 2008. Average mortgage loans decreased $0.4 billion to $3.6 billion in the first six months of 2009 from $4.0 billion in the first six months of 2008.

Adjusted net interest income for this segment was $118 million in the second quarter of 2009, an increase of $1 million, or 1%, from $117 million in the second quarter of 2008. In the second quarter of 2009, the favorable impact of lower interest rates and a steeper yield curve were substantially offset by the unfavorable $32 million retrospective SFAS 91 adjustment in the second quarter of 2009 from the amortization of MBS and net discounts on mortgage loans, and by the impact of lower investment balances in the mortgage portfolio. The unfavorable $32 million retrospective SFAS 91 adjustment was primarily due to a higher mortgage rate environment during 2009, resulting in slower projected prepayment rates.

In the first six months of 2009, adjusted net interest income for this segment was $254 million, an increase of $47 million, or 23%, from $207 million in the first six months of 2008. The increase for the first six months of 2009 was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates and a steeper yield curve. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. These factors were partially offset by the unfavorable $23 million retrospective SFAS 91 adjustment.

Adjusted net interest income for this segment represented 38% and 34% of total adjusted net interest income for the second quarter of 2009 and 2008, respectively, and 39% and 32% of total adjusted net interest income for the first six months of 2009 and 2008, respectively.

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

At June 30, 2009, and December 31, 2008, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2008 Form 10-K. Mortgage loan balances at June 30, 2009, and December 31, 2008, were as follows:

(In millions)	June 30, 2009	December 31, 2008

MPF Plus	$3,088	$3,387
Original MPF	289	336

Subtotal	3,377	3,723
Net unamortized discounts	(18)	(10)

Mortgage loans held for portfolio	3,359	3,713
Less: Allowance for credit losses	(2)	(1)

Mortgage loans held for portfolio, net	$3,357	$3,712

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $2 million at June 30, 2009, and $1 million at December 31, 2008. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2008 Form 10-K.

A loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of June 30, 2009, and December 31, 2008.

(Dollars in millions)	June 30, 2009		December 31, 2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 31 and 59 days	215	$27	235	$29
Between 60 and 89 days	73	8	44	5
Over 90 days	130	16	84	9

Total	418	$51	363	$43

At June 30, 2009, the Bank had 418 loans that were 30 days or more delinquent totaling $51 million, of which 130 loans totaling $16 million were classified as nonaccrual or impaired. For 82 of these loans, totaling $9 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

At June 30, 2009, the Bank’s other assets included $2 million of real estate owned resulting from the foreclosure of 13 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 million of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $32.9 billion, or 226% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at June 30, 2009, compared to $39.1 billion, or 289% of Bank capital, at December 31, 2008. The Bank’s MBS portfolio decreased because of run-off (paydowns, prepayments, and maturities) on the portfolio and OTTI write-downs and because the Bank did not purchase any additional MBS during the first six months of 2009. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $6.5 billion, or 15%, from $43.0 billion at December 31, 2008, to $36.5 billion at June 30, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At June 30, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $20.5 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under SFAS 133, and notional amount as of June 30, 2009, and December 31, 2008.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2009	December 31, 2008
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$43,038	$36,106
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	3,500	2,000
Receive fixed, pay floating interest rate swap	LIBOR index rate advance converted to a fixed rate	Economic Hedge(1)	150	150
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	161	314
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	3,956	12,342
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	32,132	35,357

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2009	December 31, 2008
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	1,625	1,635
Subtotal Economic Hedges(1)			41,524	51,798
Total			84,562	87,904
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	60,430	71,071
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	9,836	9,988
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	495	15
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	300	4,730
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	34,530	29,978
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	42,245	44,993
Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,385	1,810
Subtotal Economic Hedges(1)			90,791	91,514
Total			151,221	162,585
Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	4,422	7,197
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	460	1,044
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option in accordance with SFAS 159	Economic Hedge(1)	50	243
Subtotal Economic Hedges(1)			510	1,287

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2009	December 31, 2008
Total			4,932	8,484
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,045	4,000
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	38,198	68,014
Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	330	300
Total			40,573	72,314
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	9	10
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	86	86
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	340	260
Total			426	346
Total Notional Amount			$281,723	$331,643

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under SFAS 133.

At June 30, 2009, the total notional amount of interest rate exchange agreements outstanding was $281.7 billion, compared with $331.6 billion at December 31, 2008. The $49.9 billion decrease in the notional amount of derivatives during the first six months of 2009 was primarily due to a net $31.7 billion decrease in interest rate exchange agreements hedging consolidated obligation discount notes, a net $14.9 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, and a net $3.3 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances. The decrease in interest rate exchange agreements hedging consolidated obligation discount notes reflected decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of discount notes outstanding at June 30, 2009, relative to December 31, 2008. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under SFAS 133 to an economic hedge classification under SFAS 159. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of June 30, 2009, and December 31, 2008.

(In millions)

June 30, 2009

	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$43,038	$(867)	$885	$—	$18
Non-callable bonds	60,430	2,285	(2,301)	—	(16)
Callable bonds	4,422	108	(107)	—	1

Subtotal	107,890	1,526	(1,523)	—	3

Not qualifying for hedge accounting (economic hedges):
Advances	41,524	(884)	—	807	(77)
Non-callable bonds	90,607	584	—	(63)	521
Non-callable bonds with embedded derivatives	184	2	—	—	2
Callable bonds	510	9	—	2	11
Discount notes	40,573	68	—	—	68
MBS – trading	9	—	—	—	—
Intermediated	426	—	—	—	—

Subtotal	173,833	(221)	—	746	525

Total excluding accrued interest	281,723	1,305	(1,523)	746	528
Accrued interest	—	485	(499)	125	111

Total	$281,723	$1,790	$(2,022)	$871	$639

(In millions)

December 31, 2008

	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$36,106	$(1,304)	$1,353	$—	$49
Non-callable bonds	71,071	3,589	(3,651)	—	(62)
Callable bonds	7,197	201	(211)	—	(10)

Subtotal	114,374	2,486	(2,509)	—	(23)

Not qualifying for hedge accounting (economic hedges):
Advances	51,798	(1,361)	—	1,139	(222)
Non-callable bonds	91,330	366	—	(23)	343
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	1,287	16	—	2	18
Discount notes	72,314	53	—	—	53
MBS – trading	10	—	—	—	—
Intermediated	346	—	—	—	—

Subtotal	217,269	(925)	—	1,118	193

Total excluding accrued interest	331,643	1,561	(2,509)	1,118	170
Accrued interest	—	520	(704)	130	(54)

Total	$331,643	$2,081	$(3,213)	$1,248	$116

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with SFAS 133. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2009, and December 31, 2008.

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

SFAS 133- and SFAS 159-related income effects during the first six months of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) reversal of prior period gains and losses; and (iii) increases in swaption volatilities. The positive fair value impact resulted in primarily unrealized net gains. These gains are generally expected to reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining term to maturity.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2009, and December 31, 2008.

Concentration of Derivatives Counterparties

(Dollars in millions)		June 30, 2009		December 31, 2008
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional

Deutsche Bank AG	A	$48,572	17%	$75,316	23%
JPMorgan Chase Bank, National Association	AA	47,016	17	51,287	15
Barclays Bank PLC	AA	42,270	15	50,015	15

Subtotal		137,858	49	176,618	53
Others	At least A	143,865	51	155,025	47

Total		$281,723	100%	$331,643	100%

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

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

The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Finance Agency guidelines require each FHLBank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a targeted period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank can not access the capital markets for a targeted period of five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. As early as the second quarter of 2008, Bank management had already implemented similar contingent liquidity guidelines, which were easily adapted to satisfy the Finance Agency’s final guidelines released in March 2009.

The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. The regulatory requirement does not stipulate that the Bank renew any maturing advances during the five-day timeframe. In addition to the regulatory requirement and Finance Agency guidelines on contingency liquidity, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations markets disruption. This guideline allows the Bank to consider its mortgage assets as a source of funds by using those assets as collateral in the repurchase agreement markets. The Bank maintained at least three months of liquidity at all times during the first six months of 2009 and during 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’ projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available and funds needed for the five-business-day and 90-day periods following June 30, 2009, and December 31, 2008. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2009		As of December 31, 2008
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days

Obligations due:
Commitments for new advances	$600	$600	$470	$470
Demand deposits	1,763	1,763	2,552	2,552
Maturing member term deposits	15	56	63	103
Discount note and bond maturities and expected exercises of bond call options	4,809	69,048	14,686	101,157

Subtotal obligations	7,187	71,467	17,771	104,282

Sources of available funds:
Maturing investments	12,688	24,211	10,986	20,781
Cash at FRBSF	810	810	19,630	19,630
Proceeds from scheduled settlements of discount notes and bonds	1,075	1,085	960	960
Maturing advances and scheduled prepayments	6,104	44,237	6,349	62,727

Subtotal sources	20,677	70,343	37,925	104,098

Net funds available	13,490	(1,124)	20,154	(184)

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	25,008	—	27,567
Housing finance agency bonds	—	544	—	561
Marketable money market investments	4,868	—	5,909	—

Subtotal contingent sources	4,868	25,552	5,909	28,128

Total contingent funds available	$18,358	$24,428	$26,063	$27,944

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

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

Capital

Total capital as of June 30, 2009, was $8.7 billion, an 11% decrease from $9.8 billion as of December 31, 2008. The decrease was primarily due to the impairment loss related to all other factors recorded in other comprehensive income in the first six months of 2009 on the Bank’s non-agency MBS, partially offset by the acquisition by members of mandatorily redeemable capital stock previously held by nonmembers. Bank capital stock acquired by members from nonmembers is reclassified from mandatorily redeemable capital stock (a liability) to capital stock.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.) The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2009, and December 31, 2008. During the first six months of 2009, the Bank’s required risk-based capital decreased from $8.6 billion at December 31, 2008, to $8.2 billion at June 30, 2009. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank’s market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	June 30, 2009		December 31, 2008
(Dollars in millions)	Required	Actual	Required	Actual

Risk-based capital	$8,226	$14,590	$8,635	$13,539
Total regulatory capital	$9,557	$14,590	$12,850	$13,539
Total capital-to-assets ratio	4.00%	6.11%	4.00%	4.21%
Leverage capital	$11,946	$21,884	$16,062	$20,308
Leverage ratio	5.00%	9.16%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 6.11% at June 30, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted previously.

The Bank’s capital requirements are more fully discussed in the Bank’s 2008 Form 10-K in Note 13 to the Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

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

Pursuant to the Bank’s lending agreements with its members, the Bank limits the amount it will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of the Bank’s collateral field review of the member’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of a member’s pledged eligible collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its outstanding credit.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2009, and December 31, 2008. During the first six months of 2009, the Bank’s internal credit ratings reflected continued financial deterioration of some members and nonmember borrowers resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each member and nonmember borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of members and nonmember borrowers in each of the credit quality rating categories may occur because of the addition of new Bank members as well as changes to the credit quality ratings of the institutions based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Credit Quality Rating

(Dollars in millions)

June 30, 2009

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	80	62	$18,866	$33,908	56%
4-6	218	152	147,489	206,935	71
7-10	141	113	12,228	22,584	54

Total	439	327	$178,583	$263,427	68%

December 31, 2008

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	124	104	$24,128	$49,077	49%
4-6	268	203	201,726	224,398	90
7-10	49	40	12,802	16,144	79

Total	441	347	$238,656	$289,619	82%

(1)	Includes secured advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Unused Borrowing Capacity

(Dollars in millions) June 30, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	37	$66,392	$67,661
11% - 25%	35	20,948	25,395
26% - 50%	93	77,893	115,831
More than 50%	162	13,350	54,540

Total	327	$178,583	$263,427

December 31, 2008
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	71	$195,344	$200,892
11% - 25%	51	20,814	25,232
26% - 50%	81	11,051	17,308
More than 50%	144	11,447	46,187

Total	347	$238,656	$289,619

(1)	Includes secured advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2009, the borrowing capacities assigned to U.S. Treasury and Agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to non-agency MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2009, and December 31, 2008.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	June 30, 2009		December 31, 2008
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity

U.S. Treasury (bills, notes, bonds)	$287	$278	$217	$216
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	6,802	6,681	2,004	1,982
Agency pools and collateralized mortgage obligations	29,027	28,076	26,020	25,032
Non-agency residential MBS – publicly registered AAA-rated senior tranches	1,468	983	6,523	3,903
Non-agency home equity MBS – publicly registered AAA-rated senior tranches	201	77	420	178
Non-agency commercial MBS – publicly registered AAA-rated senior tranches	1,491	904	1,394	817
Non-agency residential MBS – publicly registered AA-rated senior tranches	277	99	1,619	545
Non-agency residential MBS – publicly registered A-rated senior tranches	211	28	5,329	625
Non-agency residential MBS – publicly registered BBB-rated senior tranches	439	29	321	17
Non-agency residential MBS – publicly registered AAA- or AA-rated subordinate tranches	112	5	1,599	176
Non-agency home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	1,762	328	2,279	509
Non-agency commercial MBS – publicly registered AAA-rated subordinate tranches	3,014	1,002	3,018	907
Non-agency residential MBS – private placement AAA-rated senior tranches	2	1	3	2
Term deposits with the FHLBank of San Francisco	63	63	89	89
Other	—	—	4,403	440

Total	$45,156	$38,554	$55,238	$35,438

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

As of June 30, 2009, 58% of the loan collateral pledged to the Bank was pledged by 61 institutions under specific identification, 30% was pledged by 163 institutions under blanket lien with detailed reporting, and 12% was pledged by 167 institutions under blanket lien with summary reporting.

As of June 30, 2009, the Bank’s maximum borrowing capacities for loan collateral ranged from 40% to 93% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 93% for first lien residential mortgage loans, 75% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 40% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2009, and December 31, 2008.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	June 30, 2009		December 31, 2008
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity

First lien residential mortgage loans	$223,062	$119,434	$260,598	$142,004
Second lien residential mortgage loans and home equity lines of credit	103,085	32,646	111,275	34,568
Multifamily mortgage loans	39,837	25,038	41,437	26,517
Commercial mortgage loans	64,957	33,366	71,207	36,643
Loan participations	23,716	13,151	20,728	11,679
Small business, small farm, and small agribusiness loans	3,908	860	4,252	963
Other	1,269	378	6,357	1,807

Total	$459,834	$224,873	$515,854	$254,181

The Bank holds a security interest in subprime residential mortgage loans (loans with a borrower FICO score of 620 or less) pledged as collateral. At June 30, 2009, the amount of these loans totaled $23 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between the Bank’s best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it determines that it will be unable to recover the entire amortized cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers several quantitative and qualitative factors when determining whether other-than-temporary impairment has occurred, including recent external rating agency actions or changes in a security’s external credit rating, credit quality of the underlying collateral, sufficiency of the credit enhancement, and the length of time that and extent to which fair value has been less than the amortized cost, as well as the Bank’s intent to hold the security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining amortized cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)

June 30, 2009

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	Total

Federal funds sold	$—	$11,582	$5,076	$—	$—	$—	$—	$16,658
Trading securities:
MBS:
Ginnie Mae	25	—	—	—	—	—	—	25
Fannie Mae	9	—	—	—	—	—	—	9

Total trading securities	34	—	—	—	—	—	—	34

Held-to-maturity securities:
Interest-bearing deposits in banks	—	2,790	3,513	—	—	—	—	6,303
Commercial paper	—	1,000	1,250	—	—	—	—	2,250
Housing finance agency bonds	28	749	—	—	—	—	—	777
MBS:
Ginnie Mae	17	—	—	—	—	—	—	17
Freddie Mac	3,891	—	—	—	—	—	—	3,891
Fannie Mae	9,230	—	—	—	—	—	—	9,230
Non-agency	6,042	1,414	2,598	3,455	3,347	1,887	1,030	19,773

Total held-to-maturity securities	19,208	5,953	7,361	3,455	3,347	1,887	1,030	42,241

Total investments	$19,242	$17,535	$12,437	$3,455	$3,347	$1,887	$1,030	$58,933

Investment Credit Exposure

(In millions)

December 31, 2008

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	B	Total

Federal funds sold	$—	$7,335	$2,015	$81	$—	$9,431
Trading securities:
MBS:
Ginnie Mae	25	—	—	—	—	25
Fannie Mae	10	—	—	—	—	10

Total trading securities	35	—	—	—	—	35

Held-to-maturity securities:
Interest-bearing deposits in banks	—	3,340	7,860	—	—	11,200
Commercial paper	—	150	—	—	—	150
Housing finance agency bonds	31	771	—	—	—	802
MBS:
Ginnie Mae	19	—	—	—	—	19
Freddie Mac	4,408	—	—	—	—	4,408
Fannie Mae	10,083	—	—	—	—	10,083
Non-agency	22,014	667	847	817	198	24,543

Total held-to-maturity securities	36,555	4,928	8,707	817	198	51,205

Total investments	$36,590	$12,263	$10,722	$898	$198	$60,671

(1)	Credit ratings of BB and lower are below investment grade.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. The Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits in banks, and commercial paper are temporary because: (i) the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness, (ii) the short-term unsecured Federal funds sold, interest-bearing deposits in banks, and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2009, (iii) all of the securities had maturity dates within 45 days of quarter-end, (iv) the Bank does not intend to sell these securities, (v) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (vi) the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, which is the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first liens on residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Financial Security Assurance Incorporated (FSA). During 2008, all but one of the bonds were downgraded from AAA to AA by Moody’s, Standard & Poor’s, or Fitch Ratings. There were no rating downgrades to the Bank’s housing finance agency bonds from January 1, 2009, to August 7, 2009. As of August 7, 2009, $580 million of the AA-rated housing finance agency bonds and $28 million of the AAA-rated housing finance agency bonds issued by CHFA and insured by FSA were on negative watch according to Moody’s, Standard & Poor’s, and Fitch Ratings.

At June 30, 2009, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $35 million. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on its housing finance agency bonds are temporary because: (i) the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations, (ii) the California Housing Finance Agency had a credit rating of AA– at June 30, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings), (iii) the Bank does not intend to sell these securities, (iv) it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and (v) the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments also include residential agency MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and residential non-agency MBS, some of which were issued by and/or purchased from members, former members, or their respective affiliates. At June 30, 2009, MBS representing 43% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of June 30, 2009, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $7.2 billion, most of which were related to non-agency MBS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. In addition, all of the Bank’s agency MBS had a credit rating of AAA at June 30, 2009. Because of these factors and because the Bank expects to recover the entire amortized cost basis of these securities, does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, the Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its non-agency MBS, the Bank performed a cash flow analysis for each of its non-agency MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss; below investment grade rating agency actions on the security; and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement.

For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned.

In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year, and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules.

In addition to evaluating the risk-based selection of its non-agency MBS under a base case (or best estimate) scenario, the Bank also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, and 2 percent in the third year and in each subsequent year.

The following table shows the base case scenario and what the impact on OTTI would have been under the more stressful housing price scenario:

	Three Months Ended June 30, 2009
	Base Case Scenario			Adverse Scenario
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss

Other-than-temporarily impaired non-agency MBS backed by loans classified as:
Prime	5	$1,203	$15	4	$912	$42
Alt-A	71	5,743	73	84	7,110	282

Total	76	$6,946	$88	88	$8,022	$324

The Bank uses models in projecting the cash flows for non-agency MBS with unrealized losses for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank’s OTTI analysis and reviews, see Note 3 to the Financial Statements.

The following table presents the ratings of the Bank’s non-agency MBS investments as of June 30, 2009, by year of issuance.

Unpaid Principal Balance of Non-Agency MBS by Year of Issuance and Credit Rating

June 30, 2009

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AAA	AA	A	BBB	BB	B	CCC	Total

Prime
2004 and earlier	$3,588	$257	$121	$—	$—	$—	$—	$3,966
2005	133	61	144	—	—	—	—	338
2006	299	70	403	324	131	138	—	1,365
2007	427	—	25	252	103	—	231	1,038
2008	44	—	376	—	—	—	—	420

Total Prime	4,491	388	1,069	576	234	138	231	7,127

Alt-A
2004 and earlier	503	609	614	97	—	—	—	1,823
2005	209	356	883	2,256	1,614	976	81	6,375
2006	130	—	73	307	502	314	618	1,944
2007	997	123	90	118	1,650	1,276	802	5,056
2008	—	—	—	346	—	—	—	346

Total Alt-A	1,839	1,088	1,660	3,124	3,766	2,566	1,501	15,544

Total par amount	$6,330	$1,476	$2,729	$3,700	$4,000	$2,704	$1,732	$22,671

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank’s non-agency MBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral, and credit enhancement statistics by type of collateral and year of issuance. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

Non-Agency MBS Credit Characteristics

June 30, 2009

(Dollars in millions)

				For the Three Months Ended June 30, 2009			Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrecognized Holding Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support

Prime
2004 and earlier	$3,970	$598	$3,372	$—	$—	$—	3.60%	3.92%	7.69%	3.80%
2005	337	99	238	—	—	—	10.16	11.54	16.31	6.02
2006	1,340	219	1,092	—	29	29	5.56	8.86	9.74	6.50
2007	1,023	73	672	15	223	238	16.23	23.15	23.27	7.18
2008	425	28	337	—	60	60	16.00	30.00	31.12	31.12

Total Prime	7,095	1,017	5,711	15	312	327	6.86	9.57	12.14	3.80

Alt-A
2004 and earlier	1,844	514	1,330	—	—	—	11.07	7.92	16.49	8.65
2005	6,342	1,460	4,135	25	375	400	15.66	13.98	17.92	5.28
2006	1,868	242	1,141	21	57	78	27.59	22.71	23.29	10.20
2007	4,988	1,097	2,850	27	451	478	26.10	32.96	33.30	10.03
2008	346	143	203	—	—	—	13.83	31.80	32.54	32.54

Total Alt-A	15,388	3,456	9,659	73	883	956	19.97	20.93	23.75	5.28

Total	$22,483	$4,473	$15,370	$88	$1,195	$1,283	15.85%	17.36%	20.10%	—%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s non-agency MBS by collateral type and credit rating.

Weighted Average Collateral Delinquency of Non-Agency MBS as of June 30, 2009

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrecognized Holding Losses	60+ Days Collateral Delinquency

Prime
AAA-rated	$4,491	$4,486	$4,347	$606	4.68%
AA-rated	388	386	386	93	9.16
A-rated	1,068	1,064	1,004	179	10.39
BBB-rated	576	562	509	76	9.10
BB-rated	235	232	232	58	3.35
B-rated	138	136	107	5	15.93
CCC-rated	231	229	144	—	21.57

Total Prime	$7,127	$7,095	$6,729	$1,017	6.86%

Alt-A
AAA-rated	$1,839	$1,839	$1,695	$421	16.24%
AA-rated	1,088	1,093	1,028	246	15.01
A-rated	1,660	1,662	1,594	467	13.02
BBB-rated	3,124	3,110	2,946	949	14.05
BB-rated	3,766	3,718	3,116	871	21.25
B-rated	2,566	2,521	1,779	417	27.16
CCC-rated	1,501	1,445	886	85	32.62

Total Alt-A	$15,544	$15,388	$13,044	$3,456	19.97%

Unpaid Principal Balance of Non-Agency MBS by Collateral Type

	June 30, 2009			December 31, 2008
(In millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total

Non-agency MBS:
Prime	$4,486	$2,641	$7,127	$6,616	$1,823	$8,439
Alt-A	9,135	6,409	15,544	10,274	6,415	16,689

Total	$13,621	$9,050	$22,671	$16,890	$8,238	$25,128

Weighted Average Collateral Delinquency Rates and Credit Ratings of Non-Agency MBS

at June 30, 2009, and Credit Ratings as of August 7, 2009

	June 30, 2009						August 7, 2009
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist

Non-agency MBS backed by:
Prime	$7,127	$7,095	$6,729	$1,017	6.86%	63.02%	45.04%	77.86%	22.14%	2.62%
Alt-A	15,544	15,388	13,044	3,456	19.97	11.83	4.91	39.43	60.57	1.19

Total	$22,671	$22,483	$19,773	$4,473	15.85%	27.92%	17.52%	51.51%	48.49%	1.64%

The following table presents the fair value of the Bank’s non-agency MBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of Non-Agency MBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type and Year of Securitization	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008

Prime
2004 and earlier	85.02%	80.49%	83.03%	94.79%	95.75%
2005	70.43	63.61	74.71	84.99	88.92
2006	80.03	73.38	78.77	90.98	94.83
2007	64.78	63.10	73.05	84.96	93.94
2008	80.25	72.77	69.63	86.88	91.76
Weighted average of all Prime	80.14%	75.50%	79.78%	91.92%	94.84%

Alt-A
2004 and earlier	72.98%	72.24%	76.77%	85.00%	92.31%
2005	64.85	60.84	65.50	75.97	82.43
2006	58.69	57.38	63.44	71.15	78.93
2007	56.36	55.19	58.10	70.53	79.35
2008	58.72	66.20	72.40	92.16	96.13
Weighted average of all Alt-A	62.14%	60.07%	64.39%	75.13%	82.58%

Weighted average of all non-agency MBS	67.80%	65.13%	69.56%	80.84%	86.80%

The following table summarizes rating agency downgrade actions on non-agency MBS that occurred after June 30, 2009. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Non-Agency MBS Downgraded from July 1, 2009, to August 7, 2009

Dollar amounts at June 30, 2009

	To AA		To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Non-agency MBS:
Downgrade from AAA	$544	$455	$607	$478	$45	$34	$874	$718	$2,070	$1,685
Downgrade from AA	—	—	—	—	69	54	29	24	98	78
Downgrade from A	—	—	—	—	—	—	539	492	539	492
Downgrade from BBB	—	—	—	—	—	—	491	399	491	399

Total	$544	$455	$607	$478	$114	$88	$1,933	$1,633	$3,198	$2,654

Non-Agency MBS Downgraded to Below Investment Grade from July 1, 2009, to August 7, 2009

Dollar amounts at June 30, 2009

	To BB		To B		To CCC		To CC		To C		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Non-agency MBS:
Downgrade from AAA	$404	$248	$—	$—	$470	$470	$—	$—	$—	$—	$874	$718
Downgrade from AA	29	24	—	—	—	—	—	—	—	—	29	24
Downgrade from A	346	324	—	—	—	—	193	168	—	—	539	492
Downgrade from BBB	62	42	106	67	78	41	181	185	64	64	491	399

Subtotal	841	638	106	67	548	511	374	353	64	64	1,933	1,633

Downgrade from BB	—	—	71	52	436	283	321	264	—	—	828	599
Downgrade from B	—	—	—	—	408	371	136	139	—	—	544	510

Total	$841	$638	$177	$119	$1,392	$1,165	$831	$756	$64	$64	$3,305	$2,742

Between July 1, 2009, and August 7, 2009, one $3 million AAA-rated non-agency MBS held by the Bank was placed on negative watch, but was not downgraded by the rating agencies.

The Bank had already performed OTTI reviews on all but two of the securities that were downgraded to below investment grade status. Following these rating agency actions, the Bank performed OTTI reviews on the two securities. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of June 30, 2009, all of the gross unrealized losses on these two securities are temporary.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have begun or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, these mortgage loans or MBS related to these mortgage loans.

The Bank believes that, as of June 30, 2009, the gross unrealized losses on the remainder of the held-to-maturity MBS are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date. If market conditions and the performance of mortgage assets continue to deteriorate, however, the Bank may recognize significant OTTI charges in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)

June 30, 2009

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure

AA	$118,657	$1,138	$1,133	$5
A(2)	162,853	845	823	22

Subtotal	281,510	1,983	1,956	27
Member institutions(3)	213	—	—	—

Total derivatives	$281,723	$1,983	$1,956	$27

December 31, 2008
Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure

AA	$150,584	$1,466	$1,462	$4
A(2)	180,886	1,027	1,010	17

Subtotal	331,470	2,493	2,472	21
Member institutions(3)	173	—	—	—

Total derivatives	$331,643	$2,493	$2,472	$21

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $8.3 billion at June 30, 2009, and $4.7 billion at December 31, 2008, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at June 30, 2009, and at December 31, 2008.

At June 30, 2009, the Bank had a total of $281.7 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$281.5 billion represented notional amounts of derivatives contracts outstanding with 16 derivatives dealer counterparties. Seven of these counterparties made up 83% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 17% of the total. The remaining counterparties each represented less than 17% of the total. Six of these counterparties, with $127.5 billion of derivatives outstanding at June 30, 2009, were affiliates of members, and one counterparty, with $8.3 billion outstanding at June 30, 2009, was a member of the Bank.

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

Gross credit exposure on derivatives contracts at June 30, 2009, was $2.0 billion, which consisted of:

•

$2.0 billion of gross credit exposure on open derivatives contracts with 12 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $27 million.

•

$0.2 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $2.0 billion at June 30, 2009, and $2.5 billion at December 31, 2008. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure decreased $0.5 billion from December 31, 2008, to June 30, 2009. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2008, to June 30, 2009, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

Any significant changes in the judgments and assumptions made during the first six months of 2009 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2008 Form 10-K and in Note 10 to the Financial Statements.

Other-Than-Temporary Impairment for Investment Securities. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

For impaired debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of non-agency MBS and their adoption of FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining OTTI for non-agency MBS.

Beginning with the second quarter of 2009, consistent with the objectives of the Finance Agency guidance, the FHLBanks formed an OTTI Governance Committee (OTTI Committee) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for non-agency MBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold the same non-agency MBS are required to consult with one another to make sure that any decision that a commonly held non-agency MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

For the three months ended June 30, 2009, the Bank completed its OTTI analysis and made its impairment determination using the key modeling assumptions approved by the OTTI Committee and by the Bank.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the statements of earnings. In these instances, the impairment is separated into (i) the amount of the total OTTI related to the credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected. The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

Recent Developments

Capital Classification and Prompt Corrective Action Authority over FHLBanks. Pursuant to the Housing and Economic Recovery Act of 2008 (Housing Act), to implement the Finance Agency’s prompt corrective action authority over the FHLBanks, the Finance Agency published an interim final rule on January 30, 2009, that establishes the criteria for each of the following capital classifications for the FHLBanks specified in the Housing Act: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has reclassified an FHLBank based on factors other than its capital levels, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet or exceed both its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements, but is not significantly undercapitalized; is significantly undercapitalized if the total or permanent capital held by the FHLBank is equal to or less than 75 percent of what is required to meet any of its requirements, but is not critically undercapitalized; and is critically undercapitalized if it fails to maintain an amount of total or permanent capital equal to two percent of its total assets. For additional information on the prompt corrective action capital categories, see “Business – Regulatory Oversight, Audits, and Examinations” in the Bank’s 2008 Form 10-K.

By letter dated July 29, 2009, the Director of the Finance Agency notified the Bank that, based on March 31, 2009, financial information, the Bank met the definition of adequately capitalized under the Finance Agency’s Capital Classification and Prompt Corrective Action rule.

On August 4, 2009, the Finance Agency published a final rule that seeks to clarify the interim final rule and makes certain changes to the rule, including the following: (i) provides that the restriction on acquiring an interest in any entity imposed on any FHLBank that is not adequately capitalized applies to the acquisition of any equity interest in another operating entity and clarifies that the restriction is not meant to prevent an FHLBank from enforcing any security interest granted to it or otherwise taking possession of collateral in the normal course of business; (ii) extends the period of time for an FHLBank to submit a capital restoration plan to 15 business days after the FHLBank receives written notification that such a plan is required; (iii) provides that all mandatory and discretionary restrictions or obligations applicable to an undercapitalized FHLBank continue to apply to that FHLBank if it is reclassified as significantly undercapitalized; (iv) provides that restrictions and obligations previously imposed on a significantly undercapitalized FHLBank continue to apply to that FHLBank if it is reclassified as critically undercapitalized until such time as the Finance Agency is appointed conservator or receiver; and (v) further specifies the type of information that an FHLBank should include in any capital restoration plan submitted to the Finance Agency.

Proposed Rule to Amend FHLBank Membership Regulations for Community Development Financial Institutions. On May 15, 2009, the Finance Agency published a proposed rule to amend its membership regulations to authorize non-federally insured Community Development Financial Institutions (CDFIs) to become members of an FHLBank. The proposed rule specifies that the newly eligible CDFIs include community development loan funds, venture capital funds, and state-chartered credit unions without federal insurance. The proposed rule sets forth the eligibility and procedural requirements for CDFIs that want to become members of an FHLBank. Comments were due on or before July 14, 2009.

Executive Compensation. On June 5, 2009, the Finance Agency published a proposed rule with a request for comment to set forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, FHLBanks (regulated entities), and the Office of Finance. The rule addresses the authority of the Finance Agency Director (Director) to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the regulated entities. The proposed regulation also addresses the Director’s authority to pre-approve agreements or contracts of executive officers that provide compensation in connection with termination of employment. In addition, the proposed regulation requires the submission of relevant information by the regulated entities and the Office of Finance to the Finance Agency on a timely basis. The proposed rule also prohibits a regulated entity or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with the requirements of the proposed rule may result in supervisory action by the Finance Agency, including an enforcement action to require an individual to make restitution to or reimbursement of excessive compensation or inappropriately paid termination benefits. Comments were due on or before August 4, 2009.

Board of Directors of Federal Home Loan Bank System Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposal to increase the size of the Board of Directors of the Office of Finance and have it consist of the 12 FHLBank presidents and three to five independent directors. The proposed rule provides that independent directors serve as the audit committee of the Office of

Finance and be charged with the oversight of the Office of Finance’s preparation of accurate combined financial reports. The proposed rule also gives responsibilities to the audit committee to ensure that the FHLBanks adopt consistent accounting policies and procedures. If the FHLBanks are not able to agree on such consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may prescribe them. Comments are due on or before October 5, 2009.

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

The Bank’s joint and several contingent liability is a guarantee, as defined by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), but is excluded from the initial recognition and measurement provisions of FIN 45. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,055.9 billion at June 30, 2009, and $1,251.5 billion at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $222.5 billion at June 30, 2009, and $301.2 billion at December 31, 2008. At June 30, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, $1.0 billion of which were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 million in consolidated obligation bonds, of which $500 million were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are to be agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of June 30, 2009, the Bank gave the U.S. Treasury a listing of advances collateral totaling $35.9 billion, which would provide for a maximum possible borrowing of $31.2 billion, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, and through August 7, 2009, none of the FHLBanks had drawn on the GSE Credit Facility. The Lending Agreement will terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date.

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

These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2009, the Bank had $600 million of advance commitments and $5.8 billion in standby letters of credit outstanding. At December 31, 2008, the Bank had $470 million of advance commitments and $5.7 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at June 30, 2009, and December 31, 2008.

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

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of net portfolio value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of June 30, 2009. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

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

Interest Rate Scenario(1)	June 30, 2009	December 31, 2008

+200 basis-point change above current rates	–6.4%	–17.2%
+100 basis-point change above current rates	–4.4	–11.2
–100 basis-point change below current rates(2)	+13.4	+20.6
–200 basis-point change below current rates(2)	+21.4	+38.3

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2009, show less sensitivity than the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of June 30, 2009, were 40 basis points lower for terms of 1 year, 84 basis points higher for terms of 5 years, and 122 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely impacted when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

The Net Portfolio Value of Capital Sensitivity table below measures and reports on the sensitivity of the net portfolio value of capital and future earnings (excluding the impact of SFAS 133 and SFAS 159, but including effects resulting from other-than-temporary impairment) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2009, show greater sensitivity compared to the estimates as of December 31, 2008. This change is primarily due to the increasing amount of other-than-temporarily impaired MBS priced at discount market levels at the time of impairment.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2009	December 31, 2008

+200 basis-point change above current rates	–3.8%	–2.9%
+100 basis-point change above current rates	–2.0	–1.1
–100 basis-point change below current rates(2)	+2.3	+2.5
–200 basis-point change below current rates(2)	+5.0	+2.9

(1) Instantaneous change from actual rates at dates indicated.
(2) Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield

The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains recognized in accordance with SFAS 133, SFAS 157, and SFAS 159, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable stock.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period July 2009 through June 2010 would be expected to decrease by 12 basis points, well within the policy limit of –120 basis points.

Repricing Gap Analysis

Repricing gap analysis shows the interest rate sensitivity of assets, liabilities, and interest rate exchange agreements by term-to-maturity (fixed rate instruments) or repricing interval (adjustable rate instruments). In assigning assets to repricing periods, management considers expected prepayment speeds, amortization of principal, repricing frequency, where applicable, and contractual maturities of financial instruments. The repricing gap analysis excludes the reinvestment of cash received or paid for maturing instruments. The Bank monitors the net repricing gaps at the total Bank level but does not have a policy limit. The amounts shown in the following table represent the net difference between total asset and liability repricings, including the impact of interest rate exchange agreements, for a specified time period (periodic gap). For example, the positive periodic gap for the “6 months or less” time period indicates that, as of June 30, 2009, there were $3.8 billion more assets than liabilities repricing or maturing during the 6-month period beginning on June 30, 2009. The positive net periodic gap in the first 6-month period equals approximately 43% of the Bank’s total capital, is consistent with the Bank’s interest rate risk management strategies, and indicates that: (i) the market value risk for a large portion of invested Bank capital, as measured by net periodic gaps, is maintained at a low level, and (ii) the income sensitivity for a large portion of invested Bank capital is responsive to changes in short-term interest rates.

Repricing Gap Analysis

As of June 30, 2009

	Interest Rate Sensitivity Period
(In millions)	6 Months or Less	> 6 Months to 1 Year	> 1 to 5 Years	Over 5 Years

Advances-related business:
Assets
Investments	$26,799	$—	$—	$—
Advances	115,072	21,850	34,348	3,462
Other assets	875	—	—	—

Total Assets	142,746	21,850	34,348	3,462

Liabilities
Consolidated obligations:
Bonds	92,052	9,863	41,678	5,600
Discount notes	35,022	4,477	—	—
Deposits	257	—	—	—
Mandatorily redeemable capital stock	—	—	3,165	—
Other liabilities	1,286	—	203	95

Total Liabilities	128,617	14,340	45,046	5,695

Interest rate exchange agreements	(7,606)	(6,847)	12,302	2,151

Periodic gap of advances-related business	6,523	663	1,604	(82)

Mortgage-related business:
Assets
MBS	9,137	2,721	14,205	6,882
Mortgage loans	345	222	1,344	1,446
Other assets	216	—	—	—

Total Assets	9,698	2,943	15,549	8,328

Liabilities
Consolidated obligations:
Bonds	5,555	2,255	13,421	5,776
Discount notes	7,964	1,546	—	—
Other liabilities	1	—	—	—

Total Liabilities	13,520	3,801	13,421	5,776

Interest rate exchange agreements	1,052	1,208	(1,110)	(1,150)

Periodic gap of mortgage-related business	(2,770)	350	1,018	1,402

Total periodic gap	3,753	1,013	2,622	1,320

Cumulative gap	$3,753	$4,766	$7,388	$8,708

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was two months at June 30, 2009, and three months at December 31, 2008.

Total Bank Duration Gap Analysis

	June 30, 2009		December 31, 2008
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)

Assets	$238,924	7	$321,244	7
Liabilities	230,216	5	311,459	4

Net	$8,708	2	$9,785	3

(1)	Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of June 30, 2009, decreased slightly compared to December 31, 2008. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that market value based sensitivity risk measures provide a fundamental indication of risk. If mortgage asset spreads were closer to the historical average, and the assets were priced closer to par, the Bank’s duration gap would indicate considerably less risk and would be substantially unchanged from prior periods.

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

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing the members’ contributed capital. The Bank invests approximately 50% of its capital in short-term assets (maturities of three months or less) and approximately 50% of its capital in a portfolio of intermediate-term fixed rate financial instruments with maturities out to four years (targeted gaps).

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank’s interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. The repricing gap analysis table as of June 30, 2009, in “Repricing Gap Analysis” above shows that approximately $6.5 billion of net assets for the advances-related business (75% of capital) were scheduled to mature or reprice in the six-month period following June 30, 2009, which is consistent with the Bank’s guidelines. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

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

The Bank manages the estimated interest rate and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, temporary hedges of mortgage loan purchase commitments, or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2009, and December 31, 2008.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2009	December 31, 2008

+200 basis-point change	–3.7%	–15.0%
+100 basis-point change	–3.0	–10.0
–100 basis-point change(2)	+11.4	+16.7
–200 basis-point change(2)	+18.0	+31.3
(1) Instantaneous change from actual rates at dates indicated.
(2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2009, show less sensitivity than the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of June 30, 2009, were 40 basis points lower for terms of 1 year, 84 basis points higher for terms of 5 years, and 122 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment rates decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced closer to par, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2009, show greater sensitivity compared to the estimates as of December 31, 2008. This change is primarily due to the increasing amount of other-than-temporarily impaired mortgage-related assets priced at discount market levels at the time of impairment.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2009	December 31, 2008

+200 basis-point change above current rates	–2.2%	–2.0%
+100 basis-point change above current rates	–1.1	–0.6
–100 basis-point change below current rates(2)	+1.2	+0.9
–200 basis-point change below current rates(2)	+3.0	+0.1

(1) Instantaneous change from actual rates at dates indicated.
(2) Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

For the first six months of 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other FHLBanks. Because the FHLBanks are independently managed and operated, the Bank’s management relies on information that is provided or disseminated by the Federal Housing Finance Agency (Finance Agency), the Office of Finance, and the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

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

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco’s (Bank’s) Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2009.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)