Form 10-Q
period 2009-09-30
Federal Home Loan Bank of San Francisco
filed 2009-11-12
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 30, 2009
Class B Stock, par value $100	134,050,083

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$6,115	$19,632
Federal funds sold	7,086	9,431
Trading securities(a)	32	35
Held-to-maturity securities (fair values were $37,137 and $44,270, respectively)(b)	38,825	51,205
Advances (includes $27,381 and $38,573 at fair value under the fair value option, respectively)	154,962	235,664
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2 and $1, respectively	3,172	3,712
Accrued interest receivable	371	865
Premises and equipment, net	21	20
Derivative assets	458	467
Receivable from REFCORP	19	51
Other assets	151	162

Total Assets	$211,212	$321,244
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$174	$491
Term	48	103
Other	1	8
Non-interest-bearing - Other	2	2

Total deposits	225	604

Consolidated obligations, net:
Bonds (includes $26,205 and $30,286 at fair value under the fair value option, respectively)	154,869	213,114
Discount notes	43,901	91,819

Total consolidated obligations	198,770	304,933

Mandatorily redeemable capital stock	3,159	3,747
Accrued interest payable	878	1,451
Affordable Housing Program	180	180
Derivative liabilities	197	437
Other liabilities	95	107

Total Liabilities	203,504	311,459

Commitments and Contingencies (Note 11)
Capital (Note 7):
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
103 shares and 96 shares, respectively	10,244	9,616
Restricted retained earnings	1,065	176
Accumulated other comprehensive loss	(3,601)	(7)

Total Capital	7,708	9,785

Total Liabilities and Capital	$211,212	$321,244

(a)	At September 30, 2009, and at December 31, 2008, none of these securities were pledged as collateral that may be repledged.
(b)	Includes $118 at September 30, 2009, and $307 at December 31, 2008, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Interest Income:
Advances	$546	$1,841	$2,363	$6,289
Prepayment fees on advances, net	2	(10)	22	(10)
Federal funds sold	5	78	18	287
Trading securities	—	—	1	2
Held-to-maturity securities	358	585	1,162	1,784
Mortgage loans held for portfolio	39	48	118	145

Total Interest Income	950	2,542	3,684	8,497

Interest Expense:
Consolidated obligations:
Bonds	418	1,673	1,866	5,704
Discount notes	67	462	435	1,793
Deposits	—	6	—	23
Mandatorily redeemable capital stock	7	8	7	14

Total Interest Expense	492	2,149	2,308	7,534

Net Interest Income	458	393	1,376	963

Provision for credit losses on mortgage loans	—	—	1	—

Net Interest Income After Mortgage Loan Loss Provision	458	393	1,375	963

Other Loss:
Services to members	—	1	1	1
Net gain on trading securities	—	—	1	—
Total other-than-temporary impairment loss on held-to-maturity securities	(1,385)	—	(3,824)	—
Portion of loss recognized in other comprehensive income	1,069	—	3,332	—

Net other-than-temporary impairment loss on held-to-maturity securities (credit-related loss)	(316)	—	(492)	—
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(62)	99	(423)	145
Net (loss)/gain on derivatives and hedging activities	(166)	(326)	92	(264)
Other	1	1	3	3

Total Other Loss	(543)	(225)	(818)	(115)

Other Expense:
Compensation and benefits	14	13	44	39
Other operating expense	12	12	36	27
Federal Housing Finance Agency/Federal Housing Finance Board	3	3	8	7
Office of Finance	2	1	5	5

Total Other Expense	31	29	93	78

(Loss)/Income Before Assessments	(116)	139	464	770

REFCORP	(21)	25	85	141
Affordable Housing Program	(10)	13	38	65

Total Assessments	(31)	38	123	206

Net (Loss)/Income	$(85)	$101	$341	$564

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	16	1,587					1,587
Repurchase/redemption of capital stock	(12)	(1,196)					(1,196)
Capital stock reclassified to mandatorily redeemable capital stock	(37)	(3,707)					(3,707)
Comprehensive income:
Net income				564	564		564
Other comprehensive income:
Net amounts recognized as earnings						1	1

Total comprehensive income							565

Transfers to restricted retained earnings			53	(53)	—		—
Dividends on capital stock (5.24%)
Stock issued	5	527		(527)	(527)		—

Balance, September 30, 2008	106	$10,614	$280	$—	$280	$(2)	$10,892
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(b)				570	570	(570)	—
Issuance of capital stock	1	56					56
Capital stock reclassified from mandatorily redeemable capital stock, net	6	572					572
Comprehensive income/(loss):
Net income				341	341		341
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(1)	(1)
Other-than-temporary impairment loss related to all other factors						(3,740)	(3,740)
Reclassified to income for previously impaired securities						408	408
Accretion of impairment loss						309	309

Total other-than-temporary impairment loss related to all other factors						(3,023)	(3,023)

Total comprehensive income/(loss)							(2,683)

Transfers to restricted retained earnings			889	(889)	—		—
Dividends on capital stock (0.28%)
Cash dividends paid		—	—	(22)	(22)		(22)

Balance, September 30, 2009	103	$10,244	$1,065	$—	$1,065	$(3,601)	$7,708

(a)	Adjustments to the opening balance consist of the effects of adopting the fair value option for financial assets and financial liabilities, and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with the accounting for employers’ defined benefit pension and other postretirement plans. For more information, see Note 2 to the Financial Statements in the Bank’s 2008 Form 10-K.

(b)	Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2009	2008
Cash Flows from Operating Activities:
Net Income	$341	$564
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	(232)	(230)
Provision for credit losses on mortgage loans	1	—
Non-cash interest on mandatorily redeemable capital stock	—	14
Change in net fair value adjustment on trading securities	(1)	—
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	423	(145)
Change in net fair value adjustment on derivatives and hedging activities	(597)	(65)
Net other-than-temporary impairment loss on held-to-maturity securities	492	—
Other adjustments	1	—
Net change in:
Accrued interest receivable	547	539
Other assets	7	(67)
Accrued interest payable	(585)	(628)
Other liabilities	20	36

Total adjustments	76	(546)

Net cash provided by operating activities	417	18

Cash Flows from Investing Activities:
Net change in:
Federal funds sold	2,345	(3,720)
Premises and equipment	(6)	(7)
Trading securities:
Proceeds from maturities	4	21
Held-to-maturity securities:
Net decrease in short-term	3,324	6,105
Proceeds from maturities of long-term	5,933	4,646
Purchases of long-term	(406)	(12,105)
Advances:
Principal collected	835,367	1,177,982
Made to members	(755,682)	(1,190,091)
Mortgage loans held for portfolio:
Principal collected	530	336

Net cash provided by/(used in) investing activities	91,409	(16,833)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2009	2008

Cash Flows from Financing Activities:
Net change in:
Deposits	(834)	428
Borrowings from other Federal Home Loan Banks	—	(955)
Other borrowings	—	(100)
Net payments on derivative contracts with financing elements	106	(116)
Net proceeds from consolidated obligations:
Bonds issued	57,264	108,270
Discount notes issued	126,457	657,679
Bonds transferred from other Federal Home Loan Banks	—	164
Payments for consolidated obligations:
Bonds matured or retired	(114,199)	(98,085)
Discount notes matured or retired	(174,155)	(648,355)
Proceeds from issuance of capital stock	56	1,587
Payments for repurchase/redemption of mandatorily redeemable capital stock	(16)	(52)
Payments for repurchase/redemption of capital stock	—	(1,196)
Cash dividends paid	(22)	—
Net cash (used in)/provided by financing activities	(105,343)	19,269

Net (decrease)/increase in cash and cash equivalents	(13,517)	2,454

Cash and cash equivalents at beginning of period	19,632	5

Cash and cash equivalents at end of period	$6,115	$2,459

Supplemental Disclosures:
Interest paid during the period	$3,528	$9,437
Affordable Housing Program payments during the period	38	30
REFCORP payments during the period	53	174
Transfers of mortgage loans to real estate owned	3	2
Non-cash dividends on capital stock	—	527

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Unaudited)

(Dollars in millions)

Background Information

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the Federal Home Loan Banks (FHLBanks) effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout these notes to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Note 1 – Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2008 Form 10-K. Other changes to these policies as of September 30, 2009, are discussed in Note 2.

Note 2 – Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value. On August 28, 2009, the Financial Accounting Standards Board (FASB) issued an amendment to existing fair value measurement guidance with respect to measuring liabilities in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by U.S. GAAP. This guidance reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

presumed to continue and is not settled with the counterparty. In addition, this guidance emphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (that is, a transfer notion), this guidance requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (that is, a Level 1 fair value measurement). This guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a quoted price in an active market for the identical liability, an entity must use one or more of the following valuation techniques to estimate fair value:

•	A valuation technique that uses:

•	The quoted price of an identical liability when traded as an asset.

•	The quoted price of a similar liability or of a similar liability when traded as an asset.

•	Another valuation technique that is consistent with the accounting principles for fair value measurements and disclosures, including one of the following:

•	An income approach, such as a present value technique.

•	A market approach, such as a technique based on the amount at the measurement date that an entity would pay to transfer an identical liability or would receive to enter into an identical liability.

In addition, this guidance clarifies that when estimating the fair value of a liability, a reporting entity should not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009, for the Bank). Entities may also elect to adopt this guidance early if financial statements have not been issued. The Bank does not expect the adoption of this guidance to have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities. This guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has not yet determined what effect, if any, the adoption of this guidance will have on its results of operations, financial condition, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has not yet determined what effect, if any, the adoption of this guidance will have on its results of operations, financial condition, or cash flows.

Employers’ Disclosures About Postretirement Benefit Plan Assets. On December 30, 2008, the FASB issued guidance requiring additional disclosures about plan assets of a defined benefit pension or other

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

postretirement plan. This guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Bank). In periods after initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. Because this guidance affects financial statement disclosures only, its adoption will not have a material impact on the Bank’s results of operations, financial condition, or cash flows. Its adoption will result in increased financial statement disclosures.

Recently Adopted Accounting Guidance

Accounting Standards Codification. On June 29, 2009, the FASB issued the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is not intended to change current U.S. GAAP; rather, its intent is to organize the authoritative accounting literature by topic in one place. The Codification modifies the U.S. GAAP hierarchy to include only two levels of GAAP, authoritative and non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Following the establishment of the Codification, the FASB will issue new accounting guidance in the form of Accounting Standards Updates (ASU). The ASU will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. Because the Codification is not intended to change or alter previous U.S. GAAP, its adoption did not have any impact on the Bank’s results of operations, financial condition, or cash flows.

Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted this guidance for the period ended June 30, 2009. Its adoption resulted in increased financial statement disclosures. Subsequent events have been evaluated until the time of the Form 10-Q filing with the SEC on November 12, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the recognition and reporting requirements of the other-than-temporary impairment (OTTI) guidance in U.S. GAAP for debt securities classified as available-for-sale and held-to-maturity to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This OTTI guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This OTTI guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This OTTI guidance expands and increases the frequency of existing OTTI disclosures for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.

For impaired debt securities, this guidance requires an entity to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security. If either of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the statements of earnings. The impairment is separated into (i) the amount of the total impairment related to credit loss, and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected. The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

Following implementation of this OTTI guidance, the present value of the cash flows expected to be collected with respect to any debt security is compared to the amortized cost basis of the security to determine whether a credit loss exists. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted on a prospective basis when there is a significant increase in the expected cash flows. This accretion is included in net interest income in the Statements of Income.

This OTTI guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This OTTI guidance is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. If an entity elects to adopt this OTTI guidance early, it must also concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or when price quotations are associated with transactions that are not orderly (discussed below). This OTTI guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted this OTTI guidance as of January 1, 2009, and recognized the effects as a change in accounting principle. The Bank recognized the cumulative effect of initially applying this OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive loss. This adjustment did not affect either the Bank’s Affordable Housing Program or Resolution Funding Corporation expense or accruals, because these assessments are calculated based on GAAP net income. Had the Bank elected not to adopt this OTTI guidance early, the Bank would have recognized the entire first quarter 2009 OTTI amount in other income in the first quarter of 2009. The adoption of this OTTI guidance also increased financial statement disclosures.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also including guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under U.S. GAAP remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements.

This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If an entity elects to adopt this guidance early, it must also concurrently adopt the new OTTI guidance discussed above. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted this guidance as of January 1, 2009, and the adoption did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Interim Disclosures About Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosures of the method(s) and significant assumptions used to estimate the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt this guidance early only if it also concurrently adopts the new guidance discussed in the preceding paragraphs on OTTI and fair value. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Bank adopted this guidance as of January 1, 2009. Its adoption resulted in increased financial statement disclosures.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under U.S. GAAP; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Bank adopted this guidance on January 1, 2009. Its adoption resulted in increased financial statement disclosures.

Determining Fair Value for Non-Financial Assets and Liabilities. On February 12, 2008, the FASB issued guidance delaying the effective date of fair value measurement guidance for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Bank adopted the fair value measurement guidance for these items as of January 1, 2009, and its adoption did not have a material impact on the Bank’s results of operations, financial condition, or cash flows.

Note 3 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2009

	Amortized Cost(1)	OTTI Related to All Other Factors Recognized in Accumulated Other Comprehensive Loss(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits in banks	$7,029	$—	$7,029	$—	$—	$7,029
Commercial paper	1,000	—	1,000	—	—	1,000
Housing finance agency bonds	769	—	769	—	(24)	745
Subtotal	8,798	—	8,798	—	(24)	8,774
Mortgage-backed securities (MBS):
Ginnie Mae	16	—	16	—	—	16
Freddie Mac	3,639	—	3,639	153	(3)	3,789
Fannie Mae	9,031	—	9,031	302	(15)	9,318
Private-label residential MBS (PLRMBS)	20,934	(3,593)	17,341	287	(2,388)	15,240
Total MBS	33,620	(3,593)	30,027	742	(2,406)	28,363
Total	$42,418	$(3,593)	$38,825	$742	$(2,430)	$37,137

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2008

	Amortized Cost(1)	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Estimated Fair Value

Interest-bearing deposits in banks	$11,200	$—	$—	$11,200
Commercial paper	150	—	—	150
Housing finance agency bonds	802	4	—	806

Subtotal	12,152	4	—	12,156

MBS:
Ginnie Mae	19	—	(1)	18
Freddie Mac	4,408	57	(8)	4,457
Fannie Mae	10,083	99	(22)	10,160
PLRMBS	24,543	—	(7,064)	17,479

Total MBS	39,053	156	(7,095)	32,114

Total	$51,205	$160	$(7,095)	$44,270

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income/(loss). At December 31, 2008, amortized cost was equivalent to carrying value.
(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

As of September 30, 2009, all of the interest-bearing deposits in banks had a credit rating of at least A, all of the commercial paper had a credit rating of A, and all of the housing finance agency bonds had a credit rating of at least AA. In addition, as of September 30, 2009, all of the residential agency MBS, which are backed by Ginnie Mae, Freddie Mac, or Fannie Mae, had a credit rating of AAA, and 50% of the PLRMBS were rated above investment grade (15% had a credit rating of AAA based on the amortized cost), and the remaining 50% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2009

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Interest-bearing deposits in banks	$7,029	—	$—	$—	$7,029	$—
Housing finance agency bonds	745	24	—	—	745	24

Subtotal	7,774	24	—	—	7,774	24

MBS:
Ginnie Mae	10	—	6	—	16	—
Freddie Mac	44	2	40	1	84	3
Fannie Mae	483	11	182	4	665	15
PLRMBS(1)	1	—	15,239	5,981	15,240	5,981

Total	$8,312	37	$15,467	$5,986	$23,779	$6,023

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2008

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

MBS:
Ginnie Mae	$10	$—	$8	$1	$18	$1
Freddie Mac	707	6	44	2	751	8
Fannie Mae	2,230	20	117	2	2,347	22
PLRMBS	3,708	1,145	12,847	5,919	16,555	7,064

Total	$6,655	$1,171	$13,016	$5,924	$19,671	$7,095

(1)	Includes securities with gross unrecognized holding losses of $2,388 and securities with OTTI losses of $3,593 that have been recorded in other comprehensive income/(loss).

As indicated in the tables above, as of September 30, 2009, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $6,023, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For a discussion of the Bank’s OTTI analysis, see Other-Than-Temporary Impairment section below.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of September 30, 2009, and December 31, 2008, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2009

Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate

Held-to-maturity securities other than MBS:
Due in one year or less	$8,029	$8,029	$8,029	0.18%
Due after one year through five years	12	12	12	0.63
Due after five years through ten years	27	27	26	0.60
Due after ten years	730	730	707	0.72

Subtotal	8,798	8,798	8,774	0.22

MBS:
Ginnie Mae	16	16	16	1.32
Freddie Mac	3,639	3,639	3,789	4.84
Fannie Mae	9,031	9,031	9,318	4.17
PLRMBS	20,934	17,341	15,240	3.85

Total MBS	33,620	30,027	28,363	4.04

Total	$42,418	$38,825	$37,137	3.26%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2008

Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate

Held-to-maturity securities other than MBS:
Due in one year or less	$11,350	$11,350	0.53%
Due one year through five years	17	17	3.34
Due after five years through ten years	28	28	3.31
Due after ten years	757	761	3.40

Subtotal	12,152	12,156	0.72

MBS:
Ginnie Mae	19	18	2.07
Freddie Mac	4,408	4,457	4.95
Fannie Mae	10,083	10,160	4.38
PLRMBS	24,543	17,479	4.11

Total MBS	39,053	32,114	4.27

Total	$51,205	$44,270	3.44%

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income/(loss). At December 31, 2008, amortized cost was equivalent to carrying value.

The carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $4,133 at September 30, 2009, and net discounts of $597 at December 31, 2008. At September 30, 2009, net discounts included $512 from the OTTI related to credit losses and $3,593 from the OTTI related to all other factors. At December 31, 2008, net discounts included $20 from the OTTI related to credit losses and $570 from the OTTI related to all other factors.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2009, and December 31, 2008, are detailed in the following table:

	September 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$8,029	$11,350
Adjustable rate	769	802

Subtotal	8,798	12,152

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	3,556	4,120
Adjustable rate	90	100
Collateralized mortgage obligations:
Fixed rate	18,712	24,604
Adjustable rate	11,262	10,229

Subtotal	33,620	39,053

Total	$42,418	$51,205

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

Other-Than-Temporary Impairment. On a quarterly basis, the Bank evaluates its individual held-to-maturity investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

For all the securities in its held-to-maturity portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its interest-bearing deposits in banks and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the interest-bearing deposits in banks and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2009; and all of the securities had maturity dates within 45 days of September 30, 2009. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of September 30, 2009, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency, had gross unrealized losses totaling $24. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and the California Housing Finance Agency had a credit rating of AA–  at September 30, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all but five of its PLRMBS as of September 30, 2009. For the remaining five PLRMBS, for which underlying collateral data is not available, alternative procedures were used to assess these securities for OTTI.

In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed CBSA-level current-to-trough housing price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

For securities determined to be other-than-temporarily impaired as of September 30, 2009 (that is, securities for which the Bank determined that it was more likely than not that the entire amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2009.

	Significant Inputs						Current

	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement

Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
2004 and earlier	16.6	13.5 – 18.2	17.7	12.5 – 28.2	18.4	11.2 – 33.2	17.3	14.4 – 23.1
2005	10.0	6.8 – 14.7	41.7	16.4 – 78.0	43.4	33.1 – 57.8	19.0	9.1 – 34.0
2006	9.6	2.8 – 12.6	48.0	23.6 – 89.1	44.8	35.0 – 57.9	25.4	11.4 – 43.1
2007	8.5	4.9 – 13.0	61.5	17.5 – 87.8	44.2	37.5 – 54.2	29.8	10.0 – 46.2
2008	11.5	10.5 – 11.7	48.8	47.6 – 49.2	41.7	41.7	31.3	31.3
Total	9.3	2.8 – 18.2	52.3	12.5 – 89.1	43.9	11.2 – 57.9	25.9	9.1 – 46.2

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Based on the analysis described above, the Bank recorded OTTI related to credit loss of $316 and $492 that was recognized in “Other Loss” for the third quarter of 2009 and the first nine months of 2009, respectively, and recognized OTTI related to all other factors of $1,069 and $3,332 in “Other comprehensive income/(loss)” for the third quarter of 2009 and the first nine months of 2009, respectively. For each security, the estimated impairment related to all other factors for each security will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At September 30, 2009, the estimated weighted average life of these securities was approximately four years.

The following table presents the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss).”

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Balance, beginning of the period(1)	$196	$2,710	$2,906	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	34	1,219	1,253	308	3,368	3,676
Additional charges on securities for which OTTI was previously recognized(2)	282	(150)	132	184	(36)	148
Accretion of impairment related to all other factors	—	(186)	(186)	—	(309)	(309)

Balance, end of the period	$512	$3,593	$4,105	$512	$3,593	$4,105

(1)	The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive loss.
(2)	For the three months ended September 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to July 1, 2009. For the nine months ended September 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2009.

To determine the estimated fair value of PLRMBS at December 31, 2008, March 31, 2009, and June 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believed market participants would use to purchase the PLRMBS. In evaluating the resulting estimated fair value of PLRMBS, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing PLRMBS.

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology. In this regard, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all mortgage-backed securities from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009.

The following table presents the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended September 30, 2009, by loan collateral type:

September 30, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,396	$1,357	$923	$935
Alt-A, option ARM	2,146	1,971	986	997
Alt-A, other	6,142	5,835	3,915	4,124

Total	$9,684	$9,163	$5,824	$6,056

The following table presents the Bank’s total portfolio of other-than-temporarily impaired PLRMBS at September 30, 2009, by loan collateral type:
September 30, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,396	$1,357	$923	$935
Alt-A, option ARM	2,146	1,971	986	997
Alt-A, other	6,800	6,494	4,320	4,576

Total	$10,342	$9,822	$6,229	$6,508

The following table presents the Bank’s OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the three months and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$26	$91	$117	$41	$403	$444
Alt-A, option ARM	121	425	546	171	981	1,152
Alt-A, other	169	553	722	280	1,948	2,228

Total	$316	$1,069	$1,385	$492	$3,332	$3,824

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables present the other-than-temporarily impaired PLRMBS for the three and nine months ended September 30, 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the current period write-down:

	Three Months Ended September 30, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$8	$18	$26	$(8)	$99	$91
Alt-A, option ARM	—	121	121	—	425	425
Alt-A, other	—	169	169	—	553	553

Total	$8	$308	$316	$(8)	$1,077	$1,069

	Nine Months Ended September 30, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$17	$24	$41	$(9)	$412	$403
Alt-A, option ARM	—	171	171	—	981	981
Alt-A, other	—	280	280	—	1,948	1,948

Total	$17	$475	$492	$(9)	$3,341	$3,332

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of September 30, 2009, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of September 30, 2009, the gross unrealized losses on these remaining PLRMBS are temporary. Thirty-seven percent of the PLRMBS that were not other-than-temporarily impaired were rated investment grade (10% were rated AAA based on the amortized cost), with the remainder rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

At September 30, 2009, PLRMBS representing 43% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

From October 1, 2009, through October 30, 2009, the rating agencies downgraded certain PLRMBS held by the Bank with a carrying value of approximately $159 and an estimated fair value of approximately $141. These downgraded securities were included in the Bank’s OTTI analysis performed as of September 30, 2009, and no additional OTTI charges were required as a result of these downgrades. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on these securities are temporary.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

If current conditions in the mortgage markets and general business and economic conditions continue or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional MBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2009. Additional future OTTI charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its MBS in the future.

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

Note 4 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.05% to 8.57% at September 30, 2009, and December 31, 2008, as summarized below.

	September 30, 2009		December 31, 2008

Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Within 1 year	$94,735	1.77%	$139,842	2.42%
After 1 year through 2 years	28,908	2.05	41,671	3.24
After 2 years through 3 years	11,191	2.30	25,853	2.70
After 3 years through 4 years	8,203	2.00	6,158	3.78
After 4 years through 5 years	3,068	2.84	11,599	2.70
After 5 years	7,136	2.18	7,804	2.80

Total par amount	153,241	1.91%	232,927	2.66%

Valuation adjustments for hedging activities	822		1,353
Valuation adjustments under fair value option	840		1,299
Net unamortized premiums	59		85

Total	$154,962		$235,664

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008

Within 1 year	$94,745	$140,147
After 1 year through 2 years	28,908	41,678
After 2 years through 3 years	11,196	25,851
After 3 years through 4 years	8,193	5,858
After 4 years through 5 years	3,068	11,589
After 5 years	7,131	7,804

Total par amount	$153,241	$232,927

The following table summarizes advances at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	September 30, 2009	December 31, 2008

Within 1 year	$97,416	$143,424
After 1 year through 2 years	29,078	41,200
After 2 years through 3 years	10,299	25,755
After 3 years through 4 years	7,875	5,099
After 4 years through 5 years	2,800	11,189
After 5 years	5,773	6,260

Total par amount	$153,241	$232,927

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans or securities representing a whole interest in such loans as collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions for 2008 as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2009, the cap was $1,011. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms. For more information on security terms, see Note 6 to the Financial Statements in the Bank’s 2008 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following tables present the concentration in advances to these three institutions as of September 30, 2009, and December 31, 2008. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the third quarter of 2009 and 2008 and for the first nine months of 2009 and 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	September 30, 2009		December 31, 2008
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding

Citibank, N.A.	$49,025	32%	$80,026	34%
JPMorgan Chase Bank, National Association(2)	29,123	19	57,528	25
Wachovia Mortgage, FSB(3)	16,231	11	24,015	10

Subtotal	94,379	62	161,569	69
Others	58,862	38	71,358	31

Total par amount	$153,241	100%	$232,927	100%

Concentration of Interest Income from Advances
	Three Months Ended
	September 30, 2009		September 30, 2008
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances

Citibank, N.A.	$57	7%	$568	28%
JPMorgan Chase Bank, National Association(2)	299	36	447	22
Wachovia Mortgage, FSB(3)	45	5	232	12

Subtotal	401	48	1,247	62
Others	439	52	748	38
Total	$840	100%	$1,995	100%

	Nine Months Ended
	September 30, 2009		September 30, 2008
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances

Citibank, N.A.	$414	13%	$2,147	33%
JPMorgan Chase Bank, National Association(2)	1,040	33	1,414	21
Wachovia Mortgage, FSB(3)	208	7	719	11

Subtotal	1,662	53	4,280	65
Others	1,466	47	2,322	35
Total	$3,128	100%	$6,602	100%

(1)	Borrower advance amounts and total advance amounts are at par value and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and the fair value option.

(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold some of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.

(3)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, continued to operate as a separate entity and continued to be a member of the Bank. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. Also effective November 1, 2009, Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank has reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).

(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank held a security interest in collateral from each of its three largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2009, and December 31, 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator for IndyMac Federal Bank, FSB. IndyMac Federal Bank, FSB, assumed the outstanding Bank advances of IndyMac Bank, F.S.B., and acquired the associated Bank capital stock. Bank capital stock acquired by IndyMac Federal Bank, FSB, was classified as mandatorily redeemable capital stock (a liability). On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, and acquired the associated Bank capital stock. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

During the first nine months of 2009, 16 member institutions were placed into receivership or liquidation. Three of these institutions had no advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to the other 13 institutions were either repaid prior to September 30, 2009, or assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by 11 of the 16 institutions totaling $46 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other five institutions was transferred to other member institutions.

From October 1, 2009, to October 30, 2009, five member institutions were placed into receivership. The outstanding advances to four institutions were assumed by a nonmember institution, and the Bank capital stock held by the institutions totaling $115 was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the other institution were assumed by another member institution.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2009, and December 31, 2008, are detailed below:

	September 30, 2009	December 31, 2008
Par amount of advances:
Fixed rate	$82,383	$115,681
Adjustable rate	70,858	117,246
Total par amount	$153,241	$232,927

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

The following table presents information as of September 30, 2009, and December 31, 2008, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes.

	September 30, 2009	December 31, 2008
Fixed rate medium-term mortgage loans	$982	$1,172
Fixed rate long-term mortgage loans	2,210	2,551
Subtotal	3,192	3,723
Net unamortized discounts	(18)	(10)
Mortgage loans held for portfolio	3,174	3,713
Less: Allowance for credit losses	(2)	(1)
Total mortgage loans held for portfolio	$3,172	$3,712

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the third quarter of 2009 and 2008, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first nine months of 2009 and 2008, the Bank reduced net interest income for credit enhancement fees totaling $2 and $3, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at September 30, 2009, and December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

September 30, 2009

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,489	78%	19,160	73%
OneWest Bank, FSB(2)	432	14	5,046	19
Subtotal	2,921	92	24,206	92
Others	271	8	2,197	8
Total	$3,192	100%	26,403	100%

December 31, 2008
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, FSB(2)	509	14	5,532	19
Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9
Total	$3,723	100%	29,568	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its servicing obligations under its participating financial institution agreement with the Bank and to provide supplemental mortgage insurance for its master commitments.

(2)	On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the obligations of IndyMac Federal Bank, FSB, with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B., and agreed to fulfill its obligations to provide credit enhancement to the Bank and to service the mortgage loans as required.

Credit Risk. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of September 30, 2009, and December 31, 2008.

	September 30, 2009		December 31, 2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	195	$23	235	$29
Between 60 and 89 days	79	9	44	5
Over 90 days	159	20	84	9
Total	433	$52	363	$43

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At September 30, 2009, the Bank had 433 loans that were 30 days or more delinquent totaling $52, of which 159 loans totaling $20 were classified as nonaccrual or impaired. For 111 of these loans, totaling $13, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43, of which 84 loans totaling $9 were classified as nonaccrual or impaired. For 51 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Balance, beginning of the period	$2.0	$0.9	$1.0	$0.9
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—
Provision for/(recovery of) credit losses	(0.1)	0.1	0.9	0.1
Balance, end of the period	$1.9	$1.0	$1.9	$1.0

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 7 to the Financial Statements in the Bank’s 2008 Form 10-K.

The Bank’s average recorded investment in impaired loans totaled $17 for the third quarter of 2009 and $6 for the third quarter of 2008. The Bank’s average recorded investment in impaired loans totaled $13 and $6 for the nine months ended September 30, 2009 and 2008, respectively. The Bank did not recognize any interest income for impaired loans in the third quarter of 2009 and 2008 and in the first nine months of 2009 and 2008.

At September 30, 2009, the Bank’s other assets included $2 of real estate owned resulting from the foreclosure of 20 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at September 30, 2009, and December 31, 2008.

	September 30, 2009		December 31, 2008
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Within 1 year	$78,243	1.41%	$116,069	2.29%
After 1 year through 2 years	33,905	2.69	37,803	2.88
After 2 years through 3 years	13,631	3.53	21,270	4.37
After 3 years through 4 years	10,131	4.16	3,862	4.67
After 4 years through 5 years	5,470	3.87	14,195	4.24
After 5 years	10,725	4.90	15,840	5.14
Index amortizing notes	6	4.61	8	4.61

Total par amount	152,111	2.40%	209,047	3.00%

Unamortized premiums/(discounts)	281		154
Valuation adjustments for hedging activities	2,409		3,863
Fair value option valuation adjustments	68		50

Total	$154,869		$213,114

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $20,504 at September 30, 2009, and $24,429 at December 31, 2008. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $13,769 at September 30, 2009, and $8,484 at December 31, 2008. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s participation in consolidated obligation bonds was as follows:

	September 30, 2009	December 31, 2008
Par amount of consolidated obligation bonds:
Non-callable	$131,607	$184,618
Callable	20,504	24,429
Total par amount	$152,111	$209,047

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008
Within 1 year	$95,047	$131,783
After 1 year through 2 years	33,535	43,003
After 2 years through 3 years	9,551	19,795
After 3 years through 4 years	6,521	819
After 4 years through 5 years	3,010	8,755
After 5 years	4,441	4,884
Index amortizing notes	6	8
Total par amount	$152,111	$209,047

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2009		December 31, 2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Par amount	$43,945	0.50%	$92,155	1.49%
Unamortized discounts	(44)		(336)

Total	$43,901		$91,819

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2009, and December 31, 2008, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2008 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	September 30, 2009	December 31, 2008
Par amount of consolidated obligations:
Bonds:
Fixed rate	$96,694	$112,952
Adjustable rate	51,934	95,570
Step-up	3,265	196
Step-down	—	18
Adjustable rate that converts to fixed rate	125	100
Range bonds	87	203
Index amortizing notes	6	8
Total bonds, par	152,111	209,047
Discount notes, par	43,945	92,155
Total consolidated obligations, par	$196,056	$301,202

Note 7 – Capital

Capital Requirements. Under the Housing Act, the director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and the regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss).

The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Bank is subject to a 5% minimum leverage capital ratio with a 1.5 weighting factor for permanent capital, and a 4% minimum total capital-to-assets ratio calculated without reference to the 1.5 weighting factor. As of September 30, 2009, and December 31, 2008, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2009, and December 31, 2008.

Regulatory Capital Requirements

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$7,309	$14,468	$8,635	$13,539
Total regulatory capital	$8,448	$14,468	$12,850	$13,539
Total capital-to-assets ratio	4.00%	6.85%	4.00%	4.21%
Leverage capital	$10,561	$21,701	$16,062	$20,308
Leverage ratio	5.00%	10.27%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 6.85% at September 30, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding coupled with the Bank’s decision not to repurchase excess capital stock, as noted below.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,159 at September 30, 2009, and $3,747 at December 31, 2008. The decrease in mandatorily redeemable capital stock is primarily due to members’ acquisition of mandatorily redeemable capital stock held by nonmembers.

The changes in mandatorily redeemable capital stock for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended
	September 30, 2009			September 30, 2008
	Number of Institutions	Amount		Number of Institutions	Amount
Balance at the beginning of the period	34	$3,165		19	$189
Reclassified from/(to) capital during the period:
Termination of membership	6	10		6	3,702
Withdrawal from membership	—	—		1	3
Merger of nonmember institution	1	—		(1)	—
Redemption of mandatorily redeemable capital stock	(2)	(16)		—	—
Repurchase of excess mandatorily redeemable capital stock	—	—		—	(4)
Dividends accrued on mandatorily redeemable capital stock	—	—		—	8
Balance at the end of the period	39	$3,159		25	$3,898

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Number of Institutions	Amount		Number of Institutions	Amount
Balance at the beginning of the period	30	$3,747		16	$229
Reclassified from/(to) capital during the period:
Termination of membership	10	46		6	3,702
Withdrawal from membership	—	—		4	5
Acquired by/transferred to new members	—	(618	)(1)	—	—
Merger of nonmember institution	1	—		(1)	—
Redemption of mandatorily redeemable capital stock	(2)	(16)		—	—
Repurchase of excess mandatorily redeemable capital stock	—	—		—	(52)
Dividends accrued on mandatorily redeemable capital stock	—	—		—	14
Balance at the end of the period	39	$3,159		25	$3,898

(1)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2009, and December 31, 2008.

Contractual Redemption Period	September 30, 2009	December 31, 2008
Within 1 year	$3	$17
After 1 year through 2 years	55	3
After 2 years through 3 years	85	63
After 3 years through 4 years	2,776	91
After 4 years through 5 years	240	3,573
Total	$3,159	$3,747

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $116 at September 30, 2009, and $52 at December 31, 2008. In accordance with this provision, the amount increased by $64 in the first nine months of 2009 as a result of net unrealized gains resulting from valuation adjustments during this period.

Other Retained Earnings–Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members’ paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit losses related to other-than-temporary impairment of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment. In September 2009, the Board of Directors increased the targeted amount to $1,800. Most of the increase in the target was due to an increase in the projected losses on the collateral underlying the Bank’s PLRMBS under stress case assumptions about housing market conditions. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $949 at September 30, 2009, and $124 at December 31, 2008.

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

Dividend Payments – Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On October 29, 2009, the Bank announced that it would not pay a dividend for the third quarter of 2009 and would not repurchase excess capital stock during the fourth quarter of 2009. The Bank continues to face a number of uncertainties in the current economic environment. Market conditions continue to be volatile, particularly in the MBS market, which could result in additional OTTI charges on the Bank’s PLRMBS. In light of these and other uncertainties in the Bank’s operating environment, the Bank determined that it is essential to preserve the Bank’s capital. The Bank will continue to monitor the condition of the Bank’s MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and capital stock repurchases in future quarters.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Although the Bank continues to redeem stock upon expiration of the five-year redemption period, the Bank has not repurchased excess stock since the fourth quarter of 2008 to preserve the Bank’s capital. As noted above, the Bank does not intend to repurchase any excess capital stock during the fourth quarter of 2009.

For the nine months ended September 30, 2009, the Bank did not repurchase any capital stock. In the first nine months of 2008, the Bank repurchased surplus capital stock totaling $727 and excess capital stock that was not surplus capital stock totaling $521.

Excess capital stock totaled $5,467 as of September 30, 2009, which included surplus capital stock of $4,605.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2008 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2009, or December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	September 30, 2009		December 31, 2008
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,695	20	2,995	22
Wachovia Mortgage, FSB(2)	1,572	12	1,572	12
Subtotal	8,144	61	8,444	63
Others	5,259	39	4,919	37
Total	$13,403	100%	$13,363	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold some of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).

(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, continued to operate as a separate entity and continued to be a member of the Bank. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. Also effective November 1, 2009, Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank has reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).

Note 8 – Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management’s overall assessment of financial performance.

For more information on these operating segments, see Note 15 to the Financial Statements in the Bank’s 2008 Form 10-K.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to (loss)/income before assessments for the three and nine months ended September 30, 2009 and 2008.

Reconciliation of Adjusted Net Interest Income and (Loss)/Income Before Assessments

	Advances- Related Business	Mortgage- Related Business	Adjusted Net Interest Income	Amortization of Deferred Gains/(Losses)(1)	Net Interest Income/ (Expense) on Economic Hedges(2)	Interest Expense on Mandatorily Redeemable Capital Stock(3)	Net Interest Income	Other Loss	Other Expense	(Loss)/ Income Before Assessments

Three months ended:
September 30, 2009	$159	$151	$310	$(21)	$(134)	$7	$458	$(543)	$31	$(116)
September 30, 2008	232	122	354	1	(48)	8	393	(225)	29	139
Nine months ended:
September 30, 2009	552	405	957	(66)	(359)	7	1,375	(818)	93	464
September 30, 2008	681	329	1,010	18	15	14	963	(115)	78	770

(1)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank’s Retained Earnings and Dividend Policy.

(2)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”

(3)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2009, and December 31, 2008.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2009	$177,784	$33,428	$211,212
December 31, 2008	278,221	43,023	321,244

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

Additional active uses of interest rate exchange agreements include: (i) offsetting interest rate caps, floors, corridors, or collars embedded in adjustable rate advances made to members, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (iv) modifying the repricing intervals between variable rate assets and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

variable rate liabilities, and (v) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank’s use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a forecasted transaction, (iii) a cash flow hedge of an underlying financial instrument, (iv) an economic hedge for specific asset and liability management purposes, or (v) an intermediary transaction for members.

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

The Bank discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) management determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) management decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Intermediation – As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary may also arise when the Bank enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net gain/(loss) on derivatives and hedging activities.”

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $606 at September 30, 2009, and $346 at December 31, 2008. The Bank did not have any interest rate exchange agreements outstanding at September 30, 2009, and December 31, 2008, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate risk and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and cause modest income volatility. Investment securities may be classified as held-to-maturity or trading.

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

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or an adjustable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

Mortgage Loans – The Bank’s investment portfolio includes fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgages with lower-yielding assets and the Bank’s higher funding costs are not reduced accordingly.

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

Consolidated Obligations – Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount and structure of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed on or after the date of issuance of the consolidated obligations and are accounted for based on the accounting for derivative instruments and hedging activities.

Consolidated obligation bonds are structured to meet the Bank’s and/or investors’ needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of just an adjustable rate bond. These transactions generally receive fair value hedge accounting treatment.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2009, or the twelve months ended December 31, 2008.

Firm Commitments – A firm commitment for a forward starting advance hedged through the use of an offsetting forward starting interest rate swap is considered a derivative. In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. When the commitment is terminated and the advance is made, the current market value associated with the firm commitment is included with the basis of the advance. The basis adjustment is then amortized into interest income over the life of the advance.

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

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All of the Bank’s derivative agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank’s risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on derivative agreements.

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $261,907 and $331,643 at September 30, 2009, and December 31, 2008, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2009, the Bank’s maximum credit risk, as defined above, was estimated at $2,055, including $541 of net accrued interest and fees receivable. At December 31, 2008, the Bank’s maximum credit risk was estimated at $2,493, including $493 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $2,057 and $2,508 as collateral from counterparties as of September 30, 2009, and December 31, 2008, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 11.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below A, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2009, was $187, for which the Bank had posted collateral of $118 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to AAA/AA, then the Bank would have been required to deliver up to an additional $54 of collateral to its derivatives counterparties at September 30, 2009. The Bank’s credit ratings continue to be AAA/AAA.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of September 30, 2009, and December 31, 2008. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	September 30, 2009			December 31, 2008
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$112,677	$2,986	$977	$114,374	$4,216	$1,340

Total	112,677	2,986	977	114,374	4,216	1,340

Derivatives not designated as hedging instruments:
Interest rate swaps	147,585	865	1,007	215,374	923	1,699
Interest rate caps. floors, corridors, and/or collars	1,645	10	19	1,895	1	20

Total	149,230	875	1,026	217,269	924	1,719

Total derivatives before netting and collateral adjustments	$261,907	3,861	2,003	$331,643	5,140	3,059

Netting adjustments by counterparty		(1,806)	(1,806)		(2,647)	(2,647)
Cash collateral and related accrued interest		(1,597)	—		(2,026)	25

Total collateral and netting adjustments(1)		(3,403)	(1,806)		(4,673)	(2,622)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$458	$197		$467	$437

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(10)	$(1)	$14	$43
Total net gain/(loss) related to fair value hedge ineffectiveness	(10)	(1)	14	43
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(21)	(276)	428	(298)
Interest rate swaptions	—	—	—	(20)
Interest rate caps, floors, corridors, and/or collars	(1)	(1)	9	(4)
Net interest settlements	(134)	(48)	(359)	15
Total net gain/(loss) related to derivatives not designated as hedging instruments	(156)	(325)	78	(307)
Net gain/(loss) on derivatives and hedging activities	$(166)	$(326)	$92	$(264)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30, 2009				September 30, 2008
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$44	$(56)	$(12)	$(281)	$2	$(77)	$(75)	$(151)
Consolidated obligation bonds	2	—	2	556	(48)	122	74	502

Total	$46	$(56)	$(10)	$275	$(46)	$45	$(1)	$351

	Nine Months Ended
	September 30, 2009				September 30, 2008
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$437	$(477)	$(40)	$(709)	$(24)	$(54)	$(78)	$(305)
Consolidated obligation bonds	(1,173)	1,227	54	1,578	(100)	221	121	1,254

Total	$(736)	$750	$14	$869	$(124)	$167	$43	$949

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and nine months ended September 30, 2009 and 2008, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2009, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2009, and December 31, 2008.

	September 30, 2009		December 31, 2008
Type of Derivative and Hedge Classification	Notional Amount of Derivatives	Estimated Fair Value	Notional Amount of Derivatives	Estimated Fair Value

Interest rate swaps:
Fair value	$112,677	$1,578	$114,374	$2,486
Economic	147,585	(235)	215,374	(907)
Interest rate caps, floors, corridors, and/or collars:
Economic	1,645	(9)	1,895	(18)

Total	$261,907	$1,334	$331,643	$1,561

Total derivatives excluding accrued interest		$1,334		$1,561
Accrued interest, net		524		520
Cash collateral held from counterparties – liabilities(1)		(1,597)		(2,051)

Net derivative balances		$261		$30

Derivative assets		$458		$467
Derivative liabilities		(197)		(437)

Net derivative balances		$261		$30

(1)	Amounts represent the amount receivable or payable, including accrued interest, related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of September 30, 2009, and December 31, 2008.

Note 10 – Fair Values

Fair Value Measurement. Fair value measurement guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Bank adopted the fair value measurement guidance on January 1, 2008. This guidance applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Bank uses fair value measurements to record fair value adjustments for certain financial assets and liabilities and to determine fair value disclosures.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, and the price used to measure fair value is an exit price considered from the perspective of the market participant that holds the asset or owes the liability.

This guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2009:

•	Trading securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by fair value hierarchy (as described above).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

September 30, 2009

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$ 32	$—	$—	$32
Advances(2)	—	29,415	—	—	29,415
Derivative assets	—	3,861	—	(3,403)	458
Total assets	$—	$33,308	$—	$(3,403)	$29,905
Liabilities:
Consolidated obligation bonds(3)	$—	$28,231	$—	$—	$28,231
Derivative liabilities	—	2,003	—	(1,806)	197
Total liabilities	$—	$30,234	$—	$(1,806)	$28,428

December 31, 2008

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities	$—	$ 35	$—	$—	$35
Advances(2)	—	41,599	—	—	41,599
Derivative assets	—	5,140	—	(4,673)	467
Total assets	$—	$46,774	$—	$(4,673)	$42,101
Liabilities:
Consolidated obligation bonds(3)	$—	$32,243	$—	$—	$32,243
Derivative liabilities	—	3,059	—	(2,622)	437
Total liabilities	$—	$35,302	$—	$(2,622)	$32,680

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)	Includes $27,381 and $38,573 of advances recorded under the fair value option at September 30, 2009, and December 31, 2008, respectively, and $2,034 and $3,026 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at September 30, 2009, and December 31, 2008, respectively.

(3)	Includes $26,205 and $30,286 of consolidated obligation bonds recorded under the fair value option at September 30, 2009, and December 31, 2008, respectively, and $2,026 and $1,957 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at September 30, 2009, and December 31, 2008, respectively.

The following is a description of the Bank’s valuation methodologies for assets and liabilities measured at fair value. These valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of electing the fair value option or because they were previously carried at fair value.

Trading Securities – The Bank’s trading securities portfolio currently consists of agency MBS investments collateralized by residential mortgages. These securities are recorded at fair value on a recurring basis. Fair value measurement is based on prices from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price. Because quoted prices are not available for these securities, the Bank has primarily relied on the pricing vendors’ use of market-observable inputs and model-based valuation techniques for the fair value measurements, and the Bank classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in the fair values of the trading securities are included in the other income section on the Statements of Income.

Advances – Certain advances either elected for the fair value option or accounted for in a qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices are not

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These adjustments are not market observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. In addition, the Bank obtains market-observable inputs from derivatives dealers for complex advances. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market observable, and the Bank classifies these advances as Level 2 within the valuation hierarchy.

The contractual interest income on advances is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values of the advances are included in the other income section on the Statements of Income.

Derivative Assets and Derivative Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, the Bank measures fair value using internally developed models that use primarily market-observable inputs, such as yield curves and option volatilities adjusted for counterparty credit risk, as necessary.

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

The Bank records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify for fair value hedge accounting represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability for asset/liability management (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 9.

Consolidated Obligation Bonds – Certain consolidated obligation bonds either elected for the fair value option or accounted for in a qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based inputs obtained from the Office of Finance and provided to the Bank. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. For example, the Bank uses swaption volatilities as an input.

Adjustments may be necessary to reflect the Bank’s credit quality or the credit quality of the FHLBank System when valuing consolidated obligation bonds measured at fair value. The Bank monitors its own creditworthiness and the creditworthiness of the other 11 FHLBanks and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of consolidated obligation bonds. The credit ratings of the FHLBank System and any changes to those credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk.

The inputs used in the Bank’s fair value measurement of these consolidated obligation bonds are primarily market observable, and the Bank classifies these consolidated obligation bonds as Level 2 within the valuation hierarchy. For complex transactions, market-observable inputs may not be available and the inputs are evaluated to determine whether they may result in a Level 3 classification in the fair value hierarchy.

The contractual interest expense on the consolidated obligation bonds is recorded as net interest income on the Statements of Income. The remaining changes in fair values of the consolidated obligation bonds are included in the other income section on the Statements of Income.

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At September 30, 2009, and December 31, 2008, the Bank measured certain of its held-to-maturity investment securities at fair value on a nonrecurring basis. The following tables present the investment securities as of September 30, 2009, and December 31, 2008, for which a nonrecurring change in fair value was recorded during the third quarter of 2009 and during the fourth quarter of 2008, by level within the fair value hierarchy.

September 30, 2009

				Three Months Ended September 30, 2009
	Fair Value Measurement Using:			OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$3,575	$141	$1,244	$1,385

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

PLRMBS with a carrying value of $4,960 were written down to their fair value of $3,575, resulting in an OTTI charge taken in the third quarter of 2009 of $141 for the OTTI related to credit losses, which was recognized in “Other (loss)/income,” and $1,244 for the OTTI related to all other factors, which was recognized in “Other comprehensive income/(loss).”

December 31, 2008

				Three Months Ended December 31, 2008
	Fair Value Measurement Using:			OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$924	$20	$570	$590

PLRMBS with a carrying value of $1,514 were written down to their fair value of $924, resulting in an OTTI charge taken in the fourth quarter of 2008 of $590, which was recorded in “Other Loss.” The Bank adopted OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying this OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in accumulated other comprehensive loss.

To determine the estimated fair value of PLRMBS at December 31, 2008, March 31, 2009, and June 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believed market participants would use to purchase the PLRMBS. The divergence among prices obtained from third-party broker/dealers and pricing services, which were derived from third parties’ proprietary models, led the Bank to conclude that the prices received were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS. In an effort to achieve consistency among all the FHLBanks in applying a fair value methodology, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all mortgage-backed securities from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009.

Fair Value Option. The fair value option permits an entity to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Bank elected the fair value option for certain financial instruments on January 1, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The fair value option requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in other income and presented as “Net (loss)/gain on advances and consolidated obligation bonds held at fair value.”

For more information, see Note 2 and Note 17 to the Financial Statements in the Bank’s 2008 Form 10-K.

The following tables summarize the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30, 2009		September 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds

Balance, beginning of the period	$34,869	$35,157	$22,497	$26,406
New transactions elected for fair value option	50	2,737	18,463	3,854
Maturities and terminations	(7,426)	(11,675)	(2,223)	(370)
Net (loss)/gain on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(72)	(10)	(143)	(242)
Change in accrued interest	(40)	(4)	72	10

Balance, end of the period	$27,381	$26,205	$38,666	$29,658

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds

Balance, beginning of the period	$38,573	$30,286	$15,985	$1,247
New transactions elected for fair value option	243	21,322	27,424	30,479
Maturities and terminations	(10,989)	(25,421)	(4,655)	(1,823)
Net (loss)/gain on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(393)	30	(160)	(305)
Change in accrued interest	(53)	(12)	72	60

Balance, end of the period	$27,381	$26,205	$38,666	$29,658

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three and nine months ended September 30, 2009 and 2008, was not material.

The following tables present the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected:

	Three Months Ended
	September 30, 2009				September 30, 2008
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$257	$—	$(72)	$185	$286	$—	$(143)	$143
Consolidated obligation bonds	—	(45)	10	(35)	—	(168)	242	74
Total	$257	$(45)	$(62)	$150	$286	$(168)	$99	$217

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2009				September 30, 2008
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings

Advances	$878	$—	$(393)	$485	$667	$—	$(160)	$507
Consolidated obligation bonds	—	(140)	(30)	(170)	—	(378)	305	(73)

Total	$878	$(140)	$(423)	$315	$667	$(378)	$145	$434

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected:

	At September 30, 2009			At December 31, 2008
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$26,541	$27,381	$840	$37,274	$38,573	$1,299
Consolidated obligation bonds	26,137	26,205	68	30,236	30,286	50

(1)	At September 30, 2009, and December 31, 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values of Financial Instruments. The tables below show the estimated fair values of the Bank’s financial instruments at September 30, 2009, and December 31, 2008. These estimates are based on pertinent information available to the Bank as of September 30, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The assumptions used in estimating the fair values of the Bank’s financial instruments at September 30, 2009, and at December 31, 2008, are discussed below.

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

Trading and Held-to-Maturity Securities – The estimated fair value of interest-bearing deposits in banks has been determined based on quoted prices or by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. The estimated fair value of all other instruments has been determined by calculating the present value of expected cash flows using market-observable inputs as of the last business day of the quarter excluding accrued interest, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for securities with similar terms. The estimated fair value of trading securities is measured as described in “Fair Value Measurement – Trading Securities” above and the estimated fair value of held-to-maturity MBS is measured as described in Note 3.

Advances – The estimated fair value of these instruments is measured as described in “Fair Value Measurement – Advances” above.

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market spreads for agency passthrough MBS adjusted for differences in credit, coupon, average loan rate, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates.

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

Commitments – The estimated fair value of the Bank’s commitments to extend credit, including letters of credit, was immaterial at September 30, 2009, and December 31, 2008.

Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$6,115	$6,115	$19,632	$19,632
Federal funds sold	7,086	7,086	9,431	9,431
Trading securities	32	32	35	35
Held-to-maturity securities	38,825	37,137	51,205	44,270
Advances (includes $27,381 and $38,573 at fair value under the fair value option, respectively)	154,962	155,190	235,664	235,626
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,172	3,258	3,712	3,755
Accrued interest receivable	371	371	865	865
Derivative assets(1)	458	458	467	467
Liabilities
Deposits	$225	$225	$604	$604
Consolidated obligations:
Bonds (includes $26,205 and $30,286 at fair value under the fair value option, respectively)	154,869	155,226	213,114	213,047
Discount notes	43,901	43,934	91,819	92,096
Mandatorily redeemable capital stock	3,159	3,159	3,747	3,747
Accrued interest payable	878	878	1,451	1,451
Derivative liabilities(1)	197	197	437	437

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

As of September 30, 2009, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $1,688. These net unrecognized holding losses were primarily in MBS and were mainly due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 3.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 11 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2009, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $973,579 at September 30, 2009, and $1,251,542 at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $196,056 at September 30, 2009, and $301,202 at December 31, 2008. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are to be agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of September 30, 2009, the Bank gave the U.S. Treasury a collateral listing of advances totaling $35,890, which would provide for a maximum possible borrowing of $31,224, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time by delivery of an updated listing of collateral. As of September 30, 2009, and through October 30, 2009, none of the FHLBanks had drawn on the GSE Credit Facility. The Lending Agreement will terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date.

Commitments that legally obligate the Bank for additional advances totaled $1,250 at September 30, 2009, and $470 at December 31, 2008. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing agreement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit were as follows:

	September 30, 2009	December 31, 2008
Outstanding notional	$5,170	$5,723
Original terms	23 days to 10 years	23 days to 10 years
Final expiration year	2019	2018

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $28 at September 30, 2009, and $39 at December 31, 2008. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 4). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of September 30, 2009, and December 31, 2008.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by, guarantees from related entities that have long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of September 30, 2009, the Bank had pledged as collateral securities with a carrying value of $118, all of which may be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives. As of December 31, 2008, the Bank had pledged as collateral securities with a carrying value of $307, all of which may be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At September 30, 2009, the Bank had committed to the issuance of $2,540 in consolidated obligation bonds, all of which were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 in consolidated obligation bonds, of which $500 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $2,540 at September 30, 2009, and $1,230 at December 31, 2008.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	September 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$—	$1
Federal funds sold	1,333	460
Held-to-maturity securities(1)	2,853	4,268
Advances	99,395	164,349
Mortgage loans held for portfolio	2,492	2,880
Accrued interest receivable	150	537
Derivative assets	1,043	1,350
Total	$107,266	$173,845
Liabilities:
Deposits	$1,039	$1,384
Mandatorily redeemable capital stock	2,720	3,021
Derivative liabilities	—	39
Total	$3,759	$4,444
Notional amount of derivatives	$57,364	$62,819
Letters of credit	3,885	4,579

(1)	Held-to-maturity securities include MBS securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest Income:
Federal funds sold	$1	$1	$2	$2
Held-to-maturity securities	32	34	114	118
Advances(1)	382	1,270	1,632	4,359
Mortgage loans held for portfolio	31	37	99	113

Total	$446	$1,342	$1,847	$4,592

Interest Expense:
Deposits	$—	$1	$—	$2
Mandatorily redeemable capital stock	6	2	6	2
Consolidated obligations(1)	(179)	(10)	(484)	(22)

Total	$(173)	$(7)	$(478)	$(18)

Other (Loss)/Income:
Net (loss)/gain on derivatives and hedging activities	$26	$(41)	$(296)	$(55)
Other income	1	1	3	2

Total	$27	$(40)	$(293)	$(53)

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 13 – Subsequent Events

The Bank has evaluated events subsequent to September 30, 2009, until the time of the Form 10-Q filing with the SEC on November 12, 2009, and no material subsequent events were identified, other than those discussed below.

On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, continued to operate as a separate entity and continued to be a member of the Bank. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. Also effective November 1, 2009, Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank has reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	changes in the Bank’s ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

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

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this report to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Quarterly Overview

Financial and housing markets have been in turmoil for over two years, with repercussions throughout the U.S. and global economies. As a result of the extensive efforts of the U.S. government and other governments around the world to stimulate economic activity, support companies close to failure, and provide liquidity to the capital markets, the U.S. and world economies have been stabilizing. The U.S. economy appears to be emerging from its recession, and the U.S. gross national product reportedly grew by 3.5% during the third quarter of 2009. However, unemployment and underemployment are at high levels and still rising. In addition, many government programs that support the financial and housing markets remain in place, and there may be risks to the economy as these programs wind down and the government withdraws its support from a number of markets and institutions.

The housing market continues to be weak, with great variations in market performance from region to region throughout the country. Housing prices are low and still falling in many areas, although there are signs of increasing stability in other areas. Delinquency and foreclosure rates have continued to rise. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private-label MBS market has not recovered. In addition, the commercial real estate market is still trending downwards.

These economic conditions, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Federal Home Loan Bank of San Francisco’s (Bank) business and results of operations and the Bank’s members in the third quarter of 2009 and may continue to exert a significant negative effect in the immediate future.

For the third quarter of 2009, the Bank had a net loss of $85 million, compared with net income of $101 million in the third quarter of 2008. The loss in the third quarter of 2009 was primarily due to credit-related other-than-temporary impairment (OTTI) losses on certain private-label residential MBS (PLRMBS) in the Bank’s held-to-maturity securities portfolio and to net losses associated with derivatives, hedged items, and financial instruments carried at fair value.

Net interest income for the third quarter of 2009 rose $65 million, or 17%, to $458 million from $393 million for the third quarter of 2008. Most of the increase in net interest income was related to economically hedged assets and liabilities. Net interest income on economically hedged assets and liabilities is generally offset by net interest expense on derivative instruments used in economic hedges, which is reflected in other income. Net interest income for the third quarter of 2009 also reflected lower earnings on the Bank’s invested capital, which declined relative to the same period in 2008 because of the lower interest rate environment in the third quarter of 2009.

Other income for the third quarter of 2009 was a net loss of $543 million, compared to a net loss of $225 million for the third quarter of 2008. The losses in other income for the third quarter of 2009 reflected a credit-related OTTI charge of $316 million on certain PLRMBS; a net loss of $94 million associated with derivatives, hedged items, and financial instruments carried at fair value; and net interest expense of $134 million on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities.

The $94 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the third quarter of 2009 was less than the $179 million net loss for the third quarter of 2008. This decrease was primarily driven by changes in overall interest rate spreads and an increase in swaption volatilities. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of June 30, 2009, cumulative net gains associated with derivatives, hedged items, and financial instruments carried at fair value totaled $232 million. Most of the losses in the third quarter of 2009 reflected reversals of prior-period net gains.

The credit-related OTTI charge of $316 million resulted from an increase in projected losses on the loan collateral underlying the Bank’s PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions and updated information on the loans supporting the Bank’s PLRMBS and revises the assumptions in its collateral loss projection models based on more recent information. The increase in projected collateral loss rates in the Bank’s OTTI analysis for the third quarter of 2009 was caused by increases in projected loan defaults and in the projected severity of losses on defaulted loans. Several factors contributed to these increases, including lower forecasted housing prices, greater-than-expected deterioration in the credit quality of the loan collateral, and changes to the Bank’s collateral loss projection model assumptions that resulted in slower projected prepayment speeds–leading to an increase in projected loan defaults–and higher projected losses on defaulted loans.

Based on the cash flow analysis performed on the Bank’s PLRMBS, the Bank determined that 105 of its PLRMBS were other-than-temporarily impaired at September 30, 2009, because the Bank determined it was likely that it would not recover the entire amortized cost basis of each of these securities. These securities included the 15 PLRMBS that had been identified as other-than-temporarily impaired prior to January 1, 2009, and the 28, 33, and 29 PLRMBS that were first identified as other-than-temporarily impaired at the end of the first, second, and third quarters of 2009, respectively.

Nine of these securities did not have additional impairment in the third quarter of 2009. The Bank recorded OTTI charges for 96 of these securities during the three months ended September 30, 2009, as follows:

(Dollars in millions)	For the Three Months Ended September 30, 2009
First Identified as Other-Than-Temporarily Impaired	Number of Securities	OTTI Related to Credit Losses	OTTI Related to All Other Factors

Prior to January 1, 2009	15	$94	$(88)
At March 31, 2009	25	129	(70)
At June 30, 2009	27	59	8
At September 30, 2009	29	34	1,219

Total	96	$316	$1,069

In early 2009, the FASB issued additional guidance related to the recognition and presentation of other-than-temporary impairments (OTTI guidance). In accordance with the OTTI guidance, for the third quarter of 2009, the OTTI related to credit loss of $316 million was recognized in “Other Loss” and the OTTI related to all other factors of $1,069 million was recognized in “Other comprehensive income/(loss).” The non-credit-related charge was primarily related to securities that were identified as other-than-temporarily impaired for the first time in the third quarter of 2009 as a result of the updated OTTI analysis. The continued severe lack of liquidity in the PLRMBS market adversely affected the valuation of these PLRMBS, contributing to the large non-credit-related OTTI charge recorded in accumulated other comprehensive income.

For each security, the amount of the non-credit-related impairment will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At September 30, 2009, the estimated weighted average life of the affected securities was approximately four years.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected. To preserve the Bank’s capital, the Bank did not pay a dividend for the third quarter of 2009 and will not repurchase excess capital stock during the fourth quarter of 2009. The Bank will continue to monitor the condition of the Bank’s MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and capital stock repurchases in future quarters.

As of September 30, 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital-to-assets ratio was 6.85%, exceeding the 4.00% requirement, and its risk-based capital was $14.5 billion, exceeding its $7.3 billion requirement.

During the first nine months of 2009, total assets decreased $110 billion, or 34%, to $211.2 billion from $321.2 billion at December 31, 2008, primarily as a result of a decline in advances, which decreased by $80.7 billion, or 34%, to $155.0 billion at September 30, 2009, from $235.7 billion at December 31, 2008. Members decreased their use of Bank advances during the first nine months of 2009 for a variety of reasons, including increases in core deposits, reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank. Held-to-maturity securities decreased to $38.8 billion at September 30, 2009, from $51.2 billion at December 31, 2008, primarily because of lower investment balances in the MBS portfolio resulting from run-off (paydowns, prepayments, and maturities) in the portfolio, OTTI recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. During the first nine months of 2009, the Bank purchased $0.4 billion of MBS, all of which were residential agency MBS. Cash and due from banks decreased to $6.1 billion at September 30, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting a reduction in the Bank’s short-term liquidity needs.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the third quarter of 2009, the Bank continued to review and adjust its general lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the third quarter of 2009.

Eight member institutions were placed into receivership or liquidation during the third quarter of 2009. Two of these institutions had no advances outstanding as of the date of the receivership or liquidation. The advances outstanding to the other six institutions were either repaid prior to September 30, 2009, or assumed by other institutions, and no losses were incurred by the Bank. The Bank capital stock held by six of the eight institutions totaling $10 million was classified as mandatory redeemable capital stock (a liability). The capital stock of the other two institutions was transferred to other member institutions.

From October 1, 2009, to October 30, 2009, five member institutions were placed into receivership. The advances outstanding to four institutions were assumed by a nonmember institution, and the Bank capital stock held by the four institutions totaling $115 million was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the other institution were assumed by a member institution.

Funding and Liquidity

The U.S. government’s ongoing support of the agency debt markets improved the FHLBanks’ ability to issue term debt in 2009. On November 25, 2008, the Federal Reserve announced it would initiate a program to purchase the direct obligations of Fannie Mae, Freddie Mac, and the FHLBanks and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The Federal Reserve stated that this action was taken to reduce the cost and increase the availability of credit for the purchase of homes, which in turn was expected to support housing markets and foster improved conditions in financial markets generally. The Federal Reserve indicated that purchases of up to $100 billion in government-sponsored enterprise (GSE) direct obligations under the program would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and would begin in early December 2008. The Federal Reserve subsequently increased the total purchase capacity to $200 billion. On November 4, 2009, the Federal Reserve announced that it will purchase a total of about $175 billion of GSE debt. The Federal Reserve stated that it will gradually slow the pace of its purchases and anticipates that these transactions will be executed by the end of the first quarter of 2010. During the first nine months of 2009, the Federal Reserve purchased $116.1 billion in agency term obligations, including $25.5 billion in FHLBank consolidated obligation bonds. The combination of declining FHLBank funding needs, Federal Reserve purchases of FHLBank direct obligations, and a monthly debt issuance calendar for global bonds has generally improved the FHLBanks’ ability to issue debt at reasonable costs. During the first nine months of 2009, the FHLBanks issued $69.4 billion in global bonds and over $440 billion in auctioned discount notes.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008

Selected Balance Sheet Items at Quarter End
Total Assets	$211,212	$238,924	$270,287	$321,244	$341,429
Advances	154,962	174,732	203,904	235,664	263,045
Held-to-Maturity Securities	38,825	42,241	47,183	51,205	53,830
Federal Funds Sold	7,086	16,658	12,384	9,431	16,360
Consolidated Obligations:(1)
Bonds	154,869	176,200	189,382	213,114	235,290
Discount Notes	43,901	49,009	66,239	91,819	87,455
Mandatorily Redeemable Capital Stock	3,159	3,165	3,145	3,747	3,898
Capital Stock – Class B – Putable	10,244	10,253	10,238	9,616	10,614
Retained Earnings	1,065	1,172	869	176	280
Accumulated Other Comprehensive Loss	(3,601)	(2,717)	(1,615)	(7)	(2)
Total Capital	7,708	8,708	9,492	9,785	10,892
Selected Operating Results for the Quarter
Net Interest Income	$458	$484	$434	$468	$393
Provision for Credit Losses on Mortgage Loans	—	1	—	—	—
Other Loss	(543)	(39)	(236)	(575)	(225)
Other Expense	31	31	31	34	29
Assessments	(31)	110	44	(38)	38

Net (Loss)/Income	$(85)	$303	$123	$(103)	$101

Selected Other Data for the Quarter
Net Interest Margin(2)	0.81%	0.77%	0.60%	0.58%	0.48%
Operating Expenses as a Percent of Average Assets	0.05	0.04	0.03	0.04	0.03
Return on Assets	(0.15)	0.47	0.17	(0.13)	0.12
Return on Equity	(3.84)	12.49	4.95	(3.99)	2.96
Annualized Dividend Rate(3)	—	0.84	—	—	3.85
Spread of Dividend Rate to Dividend Benchmark(3)(4)	(1.86)	(1.93)	(2.00)	(2.24)	0.87
Dividend Payout Ratio (3)(5)	—	7.08	—	—	125.29
Selected Other Data at Quarter End
Capital to Assets Ratio (6)	6.85	6.11	5.27	4.21	4.33
Duration Gap (in months)	4	2	4	3	2

(1)	As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or the regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulations authorize the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
September 30, 2009	$973,579
June 30, 2009	1,055,863
March 31, 2009	1,135,379
December 31, 2008	1,251,542
September 30, 2008	1,327,904

(2)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(3)	On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009.
(4)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate, and (ii) the four-year moving average of the U.S. Treasury note yield calculated as the average of the three-year and five-year U.S. Treasury note yields.
(5)	This ratio is calculated as dividends declared per share divided by net income per share.
(6)	This ratio is based on regulatory capital, which includes mandatorily redeemable capital stock (which is classified as a liability) and excludes other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less the interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2009 and 2008, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the third quarter of 2009 compared to the third quarter of 2008 and for the first nine months of 2009 compared to the first nine months of 2008. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Third Quarter of 2009 Compared to Third Quarter of 2008

Average Balance Sheets

	Three Months Ended
	September 30, 2009				September 30, 2008
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance			Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Resale agreements	$24		$—	0.17%	$			$—	—%
Federal funds sold	13,874		5	0.14		13,764		78	2.25
Trading securities:
MBS	32		—	4.45		38		—	5.17
Held-to-maturity securities:
MBS	34,583		353	4.05		40,933		485	4.71
Other investments	9,053		5	0.22		15,034		100	2.65
Mortgage loans	3,259		39	4.75		3,848		48	4.96
Advances(1)	164,187		548	1.32		253,195		1,831	2.88
Loans to other FHLBanks	193		—	0.11		20		—	2.08

Total interest-earning assets	225,205		950	1.67		326,832		2,542	3.09
Other assets(2)(3)(4)	2,894		—	—		5,575		—	—

Total Assets	$228,099		$950	1.65%		$332,407		$2,542	3.04%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$163,394		$418	1.01%		$235,671		$1,673	2.82%
Discount notes	46,278		67	0.57		75,457		462	2.44
Deposits(2)	1,880		—	0.03		1,436		6	1.66
Borrowings from other FHLBanks	3		—	0.15		42		—	0.77
Mandatorily redeemable capital stock	3,164		7	0.84		811		8	3.85
Other borrowings	—		—	—		28		—	1.79

Total interest-bearing liabilities	214,719		492	0.91		313,445		2,149	2.73
Other liabilities(2)(3)	4,533		—	—		5,352		—	—

Total Liabilities	219,252		492	0.89		318,797		2,149	2.68
Total Capital	8,847		—	—		13,610		—	—

Total Liabilities and Capital	$228,099		$492	0.86		$332,407		$2,149	2.57%

Net Interest Income			$458					$393

Net Interest Spread(5)				0.76%					0.36%

Net Interest Margin(6)				0.81%					0.48%

Interest-earning Assets/ Interest-bearing Liabilities	104.88%					104.27%

Total Average Assets/Capital Ratio(7)	19.0	x				23.1	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $281 million and $151 million for the third quarter of 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $556 million and $502 million for the third quarter of 2009 and 2008, respectively.
(2)	Average balances do not reflect the effect of reclassifications of cash collateral.
(3)	Includes forward settling transactions and valuation adjustments for certain cash items.
(4)	Includes OTTI losses on held-to-maturity securities related to all other factors.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(7)	For this purpose, capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

	Increase/ (Decrease)	Attributable to Changes in(1)

(In millions)		Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(73)	$1	$(74)
Trading securities:
MBS	—	—	—
Held-to-maturity securities:
MBS	(132)	(69)	(63)
Other investments	(95)	(29)	(66)
Mortgage loans	(9)	(7)	(2)
Advances(2)	(1,283)	(506)	(777)

Total interest-earning assets	(1,592)	(610)	(982)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1,255)	(406)	(849)
Discount notes	(395)	(133)	(262)
Deposits	(6)	1	(7)
Mandatorily redeemable capital stock	(1)	9	(10)

Total interest-bearing liabilities	(1,657)	(529)	(1,128)

Net interest income	$65	$(81)	$146

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the third quarter of 2009 was $458 million, a 17% increase from $393 million in the third quarter of 2008. This increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $168 million in the third quarter of 2009 compared to the third quarter of 2008. The decrease consisted of a $140 million decrease attributable to lower average yields on non-MBS investments and a $28 million decrease attributable to a 20% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $141 million in the third quarter of 2009 compared to the third quarter of 2008. The decrease consisted of a $65 million decrease attributable to lower average yields on MBS investments and mortgage loans, a $69 million decrease attributable to a 16% decrease in average MBS outstanding, and a $7 million decrease attributable to a 15% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by an immaterial amount in the third quarter of 2009 and increased interest income by $5 million in the third quarter of 2008. This decrease was primarily due to slower projected prepayment speeds during 2009.

•

Interest income from advances decreased $1.3 billion in the third quarter of 2009 compared to the third quarter of 2008. The decrease consisted of a $0.8 billion decrease attributable to lower average yields and a $0.5 billion decrease attributable to a 35% decrease in average advances outstanding, reflecting lower member demand during the third quarter of 2009 relative to the third quarter of 2008. Interest income from advances also includes the impact of advance prepayments, which increased interest income by $2 million in the third quarter of 2009 and reduced interest income by $10 million in the third quarter of 2008. The increase in the third quarter of 2009 primarily reflects prepayment fees received on the advances, partially offset by net losses on the interest rate exchange agreements hedging the prepaid advances.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $1.6 billion in the third quarter of 2009 compared to the third quarter of 2008. The decrease consisted of a $1.1 billion decrease attributable to lower interest rates on consolidated obligations and a $0.5 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

As a result of these factors, the net interest margin was 81 basis points for the third quarter of 2009, 33 basis points higher than the net interest margin for the third quarter of 2008, which was 48 basis points. The net interest spread was 76 basis points for the third quarter of 2009, 40 basis points higher than the net interest spread for the third quarter of 2008, which was 36 basis points. The increase primarily reflected a higher net interest spread on the Bank’s fixed rate advances accounted for in accordance with the fair value option and the fixed rate mortgage portfolio resulting from the favorable impact of lower interest rates on the associated adjustable rate funding. This increase was partially offset by lower yields on the Bank’s invested capital during the third quarter of 2009 relative to the same period in 2008 because of the lower interest rate environment in the third quarter of 2009.

The increase in net interest income was also partially offset by the increase in net interest expense on derivative instruments used in economic hedges, recognized in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate assets with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in the London Inter-Bank Offered Rate (LIBOR)—the rate received on the adjustable rate leg—throughout the third quarter of 2009 significantly increased the interest rate swaps’ net interest expense.

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

Other Loss

The following table presents the components of “Other Loss” for the three months ended September 30, 2009 and 2008.

	Three Months Ended

(In millions)	September 30, 2009	September 30, 2008

Other Loss:
Services to members	$—	$1
Total other-than-temporary impairment loss on held-to-maturity securities	(1,385)	—

Portion of loss recognized in other comprehensive income/(loss)	1,069	—

Net other-than-temporary impairment loss on held-to-maturity securities (credit-related loss)	(316)	—
Net (loss)/gain on advances and consolidation obligation bonds held at fair value	(62)	99
Net loss on derivatives and hedging activities	(166)	(326)
Other	1	1

Total Other Loss	$(543)	$(225)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities (Credit-Related Loss) – The Bank recognized a $316 million OTTI charge related to credit loss on PLRMBS during the third quarter of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with the fair value option were unrealized fair value losses of $62 million for the third quarter of 2009 compared to unrealized fair value gains of $99 million for the third quarter of 2008. For the third quarter of 2009, the $62 million in unrealized fair value losses, primarily driven by the decrease in market rates in the third quarter of 2009 relative to the second quarter of 2009, consisted of $72 million in unrealized fair value losses on advances carried at fair value and $10 million in unrealized fair value gains on consolidated obligation bonds carried at fair value. For the third quarter of 2008, the $99 million in unrealized fair value gains, primarily driven by the increase in market rates in the third quarter of 2008 relative to the second quarter of 2008, consisted of $242 million in unrealized fair value gains on consolidated obligation bonds carried at fair value, partially offset by $143 million in unrealized fair value losses on advances carried at fair value. In general, transactions elected for the fair value option are in economic hedge relationships.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the third quarter of 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

(In millions)	Three Months Ended
Hedged Item	September 30, 2009				September 30, 2008
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges

Advances:
Elected for fair value option	$—	$51	$(201)	$(150)	$—	$10	$(60)	$(50)
Not elected for fair value option	(12)	7	(35)	(40)	(75)	4	2	(69)
Consolidated obligations:
Elected for fair value option	—	13	13	26	—	(176)	(23)	(199)
Not elected for fair value option	2	(93)	89	(2)	74	(115)	33	(8)

Total	$(10)	$(22)	$(134)	$(166)	$(1)	$(277)	$(48)	$(326)

During the third quarter of 2009, net losses on derivatives and hedging activities totaled $166 million compared to net losses of $326 million in the third quarter of 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $134 million in the third quarter of 2009, compared to net interest expense on derivative instruments used in economic hedges of $48 million in the third quarter of 2008.

Excluding the $134 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2009 totaled $32 million. The $32 million in net losses were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the third quarter of 2009. These net losses consisted of net losses of $5 million attributable to the hedges related to advances and net losses of $91 million attributable to the hedges related to consolidated obligations accounted for under the accounting for derivative instruments and hedging activities, partially offset by net gains of $51 million attributable to the hedges related to advances and net gains of $13 million attributable to the hedges related to consolidated obligations accounted for under the fair value option.

The $134 million of net interest expense on derivative instruments used in economic hedges for the third quarter of 2009 consisted of $201 million of net interest expense primarily attributable to interest rate swaps associated with advances accounted for under the fair value option and $35 million of net interest expense attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities. These amounts were partially offset by $89 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities and $13 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR throughout the third quarter of 2009 on the floating leg of the interest rate swaps.

Excluding the $48 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2008 totaled $278 million. The $278 million in net losses were primarily attributable to significant increases in short-term interest rates toward the end of the third quarter of 2008. These net losses consisted of net losses of $176 million attributable to the hedges related to consolidated obligations accounted for under the fair value option, net losses of $71 million attributable to the hedges related to advances, and net losses of $41 million attributable to the hedges related to consolidated obligations under the accounting for derivative instruments and hedging activities, partially offset by net gains of $10 million attributable to the hedges related to advances accounted for under the fair value option.

The $48 million of net interest expense on derivative instruments used in economic hedges for the third quarter of 2008 consisted of $60 million and $23 million of net interest expense attributable to interest rate swaps associated with advances and with consolidated obligation bonds, respectively, accounted for under the fair value option. These amounts were partially offset by $33 million and $2 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes and with advances, respectively, in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR throughout most of 2008 on the floating leg of the interest rate swaps.

The hedging and fair value option valuation adjustments during the third quarter of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) increases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Average Balance Sheets

	Nine Months Ended
	September 30, 2009				September 30, 2008
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Resale agreements	$8		$—	0.17%	$—		$—	—%
Federal funds sold	14,107		18	0.17	14,221		287	2.70
Trading securities:
MBS	33		1	4.05	49		2	5.45
Held-to-maturity securities:
MBS	36,610		1,136	4.15	38,362		1,395	4.86
Other investments	10,644		26	0.33	17,217		389	3.02
Mortgage loans	3,467		118	4.55	3,965		145	4.88
Advances(1)	191,972		2,385	1.66	251,217		6,279	3.34
Loans to other FHLBanks	291		—	0.11	17		—	2.50

Total interest-earning assets	257,132		3,684	1.92	325,048		8,497	3.49
Other assets(2)(3)(4)	5,213		—	—	7,711		—	—

Total Assets	$262,345		$3,684	1.88%	$332,759		$8,497	3.41%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$180,367		$1,866	1.38%	$229,989		$5,704	3.31%
Discount notes	61,664		435	0.94	79,479		1,793	3.01
Deposits(2)	2,149		—	0.05	1,395		23	2.20
Borrowings from other FHLBanks	8		—	0.16	25		—	1.06
Mandatorily redeemable capital stock	3,292		7	0.28	409		14	5.24
Other borrowings	9		—	0.08	15		—	2.27

Total interest-bearing liabilities	247,489		2,308	1.25	311,312		7,534	3.23
Other liabilities(2)(3)	5,309		—	—	7,565		—	—

Total Liabilities	252,798		2,308	1.22	318,877		7,534	3.16
Total Capital	9,547		—	—	13,882		—	—

Total Liabilities and Capital	$262,345		$2,308	1.18%	$332,759		$7,534	3.02%

Net Interest Income			$1,376				$963

Net Interest Spread(5)				0.67%				0.26%

Net Interest Margin(6)				0.72%				0.40%

Interest-earning Assets/ Interest-bearing Liabilities	103.90%				104.41%

Total Average Assets/Capital Ratio(7)	20.4	x			23.3	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $709 million and $305 million for the first nine months of 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $1.6 billion and $1.3 billion for the first nine months of 2009 and 2008, respectively.

(2)	Average balances do not reflect the effect of reclassifications of cash collateral.

(3)	Includes forward settling transactions and valuation adjustments for certain cash items.

(4)	Includes OTTI losses on held-to-maturity securities related to all other factors.

(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(7)	For this purpose, capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

	Increase/ (Decrease)	Attributable to Changes in(1)

(In millions)		Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(269)	$(2)	$(267)
Trading securities:
MBS	(1)	(1)	—
Held-to-maturity securities:
MBS	(259)	(62)	(197)
Other investments	(363)	(109)	(254)
Mortgage loans	(27)	(17)	(10)
Advances(2)	(3,894)	(1,244)	(2,650)
Loans to other FHLBanks	—	1	(1)

Total interest-earning assets	(4,813)	(1,434)	(3,379)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(3,838)	(1,037)	(2,801)
Discount notes	(1,358)	(334)	(1,024)
Deposits	(23)	8	(31)
Mandatorily redeemable capital stock	(7)	20	(27)

Total interest-bearing liabilities	(5,226)	(1,343)	(3,883)

Net interest income	$413	$(91)	$504

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the first nine months of 2009 was $1,376 million, a 43% increase from $963 million in the first nine months of 2008. The increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $632 million in the first nine months of 2009 compared to the first nine months of 2008. The decrease consisted of a $521 million decrease attributable to lower average yields on non-MBS investments and an $111 million decrease attributable to a 21% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $287 million in the first nine months of 2009 compared to the first nine months of 2008. The decrease consisted of a $207 million decrease attributable to lower average yields on MBS investments and mortgage loans, a $63 million decrease attributable to a 5% decrease in average MBS investments outstanding, and a $17 million decrease attributable to a 13% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by $23 million in the first nine months of 2009 and increased interest income by $7 million in the first nine months of 2008. This decrease was primarily due to slower projected prepayment speeds during 2009.

•

Interest income from advances decreased $3.9 billion in the first nine months of 2009 compared to the first nine months of 2008. The decrease consisted of a $2.7 billion decrease attributable to lower average yields and a $1.2 billion decrease attributable to a 24% decrease in average advances outstanding, reflecting lower member demand during the first nine months of 2009 relative to the first nine months of 2008. Interest income from advances also includes the impact of advance prepayments, which increased interest income by $22 million in the first nine months of 2009. In the first nine months of 2008, interest income was decreased by prepayment credits of $10 million. The increase in the first nine months of 2009 primarily reflects prepayment fees received on the advances, partially offset by net losses on the interest rate exchange agreements hedging the prepaid advances.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $5.2 billion in the first nine months of 2009 compared to the first nine months of 2008. The decrease consisted of a $3.8 billion decrease attributable to lower interest rates on consolidated obligations and a $1.4 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

As a result of these factors, the net interest margin was 72 basis points for the first nine months of 2009, 32 basis points higher than the net interest margin for the first nine months of 2008, which was 40 basis points. The net interest spread was 67 basis points for the first nine months of 2009, 41 basis points higher than the net interest spread for the first nine months of 2008, which was 26 basis points. The increase primarily reflected a higher net interest spread on the Bank’s fixed rate advances and the fixed rate mortgage portfolio resulting from the favorable impact of lower interest rates on the associated adjustable rate funding. This increase was primarily offset by lower yields on the Bank’s invested capital during the first nine months of 2009 relative to the same period in 2008 because of the lower interest rate environment in the first nine months of 2009.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, recognized in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate advances and MBS with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in LIBOR—the rate received on the adjustable rate leg—throughout the first nine months of 2009 significantly increased the interest rate swaps’ net interest expense.

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

Other Loss

The following table presents the various components of “Other Loss” for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
(In millions)	September 30, 2009	September 30, 2008

Other Loss:
Services to members	$1	$1
Net gain on trading securities	1	—
Total other-than-temporary impairment loss on held-to-maturity securities	(3,824)	—

Portion of loss recognized in other comprehensive income/(loss)	3,332	—

Net other-than-temporary impairment loss on held-to-maturity securities (credit-related loss)	(492)	—
Net (loss)/gain on advances and consolidation obligation bonds held at fair value	(423)	145
Net gain/(loss) on derivatives and hedging activities	92	(264)
Other	3	3

Total Other Loss	$(818)	$(115)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities (Credit-Related Loss) – The Bank realized a $492 million OTTI charge related to credit loss on PLRMBS during the first nine months of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – Fair value adjustments on advances and consolidated obligation bonds carried at fair value in accordance with the fair value option were unrealized net fair value losses of $423 million for the first nine months of 2009 compared to unrealized net fair value gains of $145 million for the first nine months of 2008. For the first nine months of 2009, the $423 million unrealized net fair value losses were primarily driven by the decline in interest rates and an increase in swaption volatility, and consisted of $393 million in unrealized fair value losses on advances carried at fair value and $30 million in unrealized fair value losses on consolidated obligation bonds carried at fair value. For the first nine months of 2008, the $145 million unrealized net fair value gains, primarily driven by the decline in interest rates and an increase in swaption volatility during the first nine months of 2008, consisted of $305 million in unrealized fair value gains on consolidated obligation bonds carried at fair value, partially offset by $160 million in unrealized fair value losses on advances carried at fair value. In general, transactions elected for the fair value option are in economic hedge relationships.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the first nine months of 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

(In millions)	Nine Months Ended
Hedged Item	September 30, 2009				September 30, 2008
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges

Advances:
Elected for fair value option	$—	$404	$(543)	$(139)	$—	$28	$(118)	$(90)
Not elected for fair value option	(40)	109	(121)	(52)	(78)	4	12	(62)
Consolidated obligations:
Elected for fair value option	—	143	(96)	47	—	(238)	(43)	(281)
Not elected for fair value option	54	(219)	401	236	121	(116)	164	169

Total	$14	$437	$(359)	$92	$43	$(322)	$15	$(264)

During the first nine months of 2009, net gains on derivatives and hedging activities totaled $92 million compared to net losses of $264 million in the first nine months of 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $359 million in the first nine months of 2009, compared to net interest income on derivative instruments used in economic hedges of $15 million in the first nine months of 2008.

Excluding the $359 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first nine months of 2009 totaled $451 million. The $451 million in net gains were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the first nine months of 2009. These net gains consisted of net gains of $404 million attributable to the hedges related to advances and net gains of $143 million attributable to the hedges related to consolidated obligations accounted for under the fair value option, and net gains of $109 million attributable to the hedges related to advances accounted for under the accounting for derivative instruments and hedging activities. These amounts were partially offset by net losses of $219 million attributable to the hedges related to consolidated obligations under the accounting for derivative instruments and hedging activities.

The $359 million of net interest expense on derivative instruments used in economic hedges for the first nine months of 2009 consisted of $543 million of net interest expense attributable to interest rate swaps associated with advances accounted for under the fair value option, $96 million of net interest expense attributable to interest rate swaps associated with consolidated obligation bonds accounted for under the fair value option, and $121 million of net interest expense attributable to interest rate swaps associated with advances in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities. These amounts were partially offset by $401 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities. The net interest expense attributable to interest rate swaps associated with advances and the net interest income attributable to interest rate swaps associated with consolidated obligations were primarily due to the impact of the decrease in LIBOR throughout the first nine months of 2009 on the floating leg of the interest rate swaps.

Excluding the $15 million impact from net interest income on derivative instruments used in economic hedges, net losses for the first nine months of 2008 totaled $279 million. The $279 million in net losses, primarily attributable to the decline in interest rates through the first nine months of 2008, consisted of net losses of $238 million attributable to the hedges related to consolidated obligations accounted for under the fair value option and net losses of $74 million attributable to the hedges related to advances under the accounting for derivative instruments and hedging activities, partially offset by net gains of $28 million attributable to the hedges related to advances accounted for under the fair value option and net gains of $5 million attributable to the hedges related to consolidated obligations under the accounting for derivative instruments and hedging activities.

The $15 million of net interest income on derivative instruments used in economic hedges for the first nine months of 2008 consisted of $164 million and $12 million of net interest income attributable to interest rate swaps associated with consolidated obligation bonds and discount notes and with advances, respectively, in hedge relationships that do not qualify as fair value or cash flow hedges under the accounting for derivative instruments and hedging activities. These amounts were partially offset by $118 million and $43 million of net interest expense attributable to interest rate swaps associated with advances and consolidated obligation bonds, respectively, accounted for under the fair value option. The net interest income on derivative instruments used in economic hedges for the first nine months of 2008 was primarily due to the decrease in interest rates that occurred during 2008, which had a favorable effect on certain LIBOR-based interest rate swaps that effectively converted the repricing frequency of the interest rate swaps from three months to one month. The favorable effect resulted from the one-month leg of the interest rate swaps repricing at the lower interest rates more quickly than the three-month leg of the interest rate swaps.

The hedging and fair value option valuation adjustments during the first nine months of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) increases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Return on Equity

Return on equity (ROE) was (3.84)% (annualized) for the third quarter of 2009, a decrease of 680 basis points from the third quarter of 2008. This decrease primarily reflected the decrease in net income in the third quarter of 2009 coupled with a decrease in average equity compared to the same period in 2008.

ROE was 4.77% (annualized) for the first nine months of 2009, a decrease of 67 basis points compared to the first nine months of 2008. This decrease reflected the decline in average equity, which decreased 32%, to $9.5 billion in the first nine months of 2009 from $13.9 billion in the first nine months of 2008, coupled with a decrease in net income in the first nine months of 2009.

Dividends and Retained Earnings

By regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a formal Retained Earnings and Dividend Policy that is reviewed at least annually by the Bank’s Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2009, advances maturing within five years totaled $146.1 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2008, advances maturing within five years totaled $225.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of September 30, 2009, and December 31, 2008, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from the accounting for derivative instruments and hedging activities and any cumulative net gains resulting from the transition impact of adopting the fair value option and the ongoing impact from the application of the fair value option. As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $116 million at September 30, 2009, and $52 million at December 31, 2008.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members’ paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit losses related to other-than-temporary impairment of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $949 million at September 30, 2009, and $124 million at December 31, 2008. On May 29, 2009, the Bank’s Board of Directors amended the Bank’s Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target. In September 2009, the Board of Directors increased the targeted amount to $1.8 billion. Most of the increase in the target was due to an increase in the projected losses on the collateral underlying the Bank’s PLRMBS under stress case assumptions about housing market conditions.

Dividends – On October 29, 2009, the Bank announced that it would not pay a dividend for the third quarter of 2009 and would not repurchase excess capital stock during the fourth quarter of 2009. The Bank continues to focus on preserving capital in response to the ongoing challenges in the housing and mortgage markets and the possibility of future OTTI charges. The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information in determining the status of dividends and excess capital stock repurchases in future quarters. The Bank’s dividend rate was 3.85% (annualized) for the third quarter of 2008 and 5.24% (annualized) for the first nine months of 2008.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2008 to 2007 – Dividends” in the Bank’s 2008 Form 10-K.

Financial Condition

Total assets were $211.2 billion at September 30, 2009, a 34% decrease from $321.2 billion at December 31, 2008, primarily as a result of decline in advances, which decreased by $80.7 billion or 34%, to $155.0 billion at September 30, 2009, from $235.7 billion at December 31, 2008. In addition to the decline in advances, cash and due from banks decreased to $6.1 billion at September 30, 2009, from $19.6 billion at December 31, 2008, and held-to-maturity securities decreased to $38.8 billion at September 30, 2009, from $51.2 billion at December 31, 2008. Average total assets were $228.1 billion for the third quarter of 2009, a 31% decrease compared to $332.4 billion for the third quarter of 2008. Average total assets were $262.3 billion for the first nine months of 2009, a 21% decrease compared to $332.8 billion for the first nine months of 2008. Average advances were $164.2 billion for the third quarter of 2009, a 35% decrease from $253.2 billion in the third quarter of 2008. Average advances were $192.0 billion for the first nine months of 2009, a 24% decrease from $251.2 billion in the first nine months of 2008.

Members decreased their use of Bank advances during the first nine months of 2009 for a variety of reasons, including increases in core deposits, reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank. Held-to-maturity securities decreased primarily because of lower investment balances in the MBS portfolio resulting from run-off (paydowns, prepayments, and maturities) in the portfolio, OTTI recognized on the PLRMBS, and a substantial reduction in purchases of new MBS. The decrease in cash and due from banks was primarily in cash held at the FRBSF, reflecting a reduction in the Bank’s short-term liquidity needs.

Advances outstanding at September 30, 2009, included unrealized gains of $1.7 billion, of which $822 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $840 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2008, included unrealized gains of $2.7 billion, of which $1.4 billion represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $1.3 billion represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2008, to September 30, 2009, was primarily attributable to lower interest rates on advances during the first nine months of 2009.

Total liabilities were $203.5 billion at September 30, 2009, a 35% decrease from $311.5 billion at December 31, 2008, reflecting decreases in consolidated obligations outstanding from $304.9 billion at December 31, 2008, to $198.8 billion at September 30, 2009. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first nine months of 2009. Average total liabilities were $219.2 billion for the third quarter of 2009, a 31% decrease compared to $318.8 billion for the third quarter of 2008. Average total liabilities were $252.8 billion for the first nine months of 2009, a 21% decrease compared to $318.9 billion for the first nine months of 2008. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $209.6 billion in the third quarter of 2009 and $311.1 billion in the third quarter of 2008. Average consolidated obligations were $242.0 billion in the first nine months of 2009 and $309.5 billion in the first nine months of 2008.

Consolidated obligations outstanding at September 30, 2009, included unrealized losses of $2.4 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and $68 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2008, included unrealized losses of $3.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and $50 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2008, to September 30, 2009, was primarily attributable to the reversal of prior period losses.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $973.6 billion at September 30, 2009, and $1,251.5 billion at December 31, 2008.

As of September 30, 2009, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of September 30, 2009, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA+. As of September 30, 2009, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2009, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required by the Finance Agency to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 8 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $177.8 billion (84% of total assets) at September 30, 2009, from $278.2 billion (87% of total assets) at December 31, 2008, representing a decrease of $100.4 billion, or 36%. The decrease primarily reflected lower demand for advances by the Bank’s members.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $159 million in the third quarter of 2009, a decrease of $73 million, or 31%, compared to $232 million in the third quarter of 2008. In the first nine months of 2009, adjusted net interest income for this segment was $552 million, a decrease of $129 million, or 19%, compared to $681 million in the first nine months of 2008. The declines were primarily attributable to the lower yield on invested capital because of the lower interest rate environment during 2009, lower net interest spreads on the non-MBS investment portfolio, and lower average balances of advances. Members and nonmember borrowers prepaid $391 million of advances in the third quarter of 2009 compared to $2.0 billion in the third quarter of 2008. Members and nonmember borrowers prepaid $14.5 billion of advances in the first nine months of 2009 compared to $3.1 billion in the first nine months of 2008. Interest income from advances also includes the impact of advance prepayments, which increased interest income by $2 million in the third quarter of 2009. In the third quarter of 2008, interest income was decreased by prepayment credits of $10 million. Interest income from advances also includes the impact of advance prepayments, which increased interest income by $22 million in the first nine months of 2009. In the first nine months of 2008, interest income was decreased by prepayment credits of $10 million. The increase in advance prepayments in the first nine months of 2009 reflected members’ reduced liquidity needs, as described below.

Adjusted net interest income for this segment represented 51% and 66% of total adjusted net interest income for the third quarter of 2009 and 2008, respectively, and 58% and 67% of total adjusted net interest income for the first nine months of 2009 and 2008, respectively. The decrease was primarily the result of lower earnings from the Bank’s invested capital.

Advances – The par amount of advances outstanding decreased by $79.7 billion, or 34%, to $153.2 billion at September 30, 2009, from $232.9 billion at December 31, 2008. The decrease reflects a $33.3 billion decrease in fixed rate advances, a $46.3 billion decrease in adjustable rate advances, and a $52 million decrease in daily variable rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $94.4 billion at September 30, 2009, a net decrease of $67.2 billion from $161.6 billion at December 31, 2008. The remaining $12.5 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 58 institutions increased their advances during the first nine months of 2009, while 233 institutions decreased their advances.

Average advances were $164.2 billion in the third quarter of 2009, a 35% decrease from $253.2 billion in the third quarter of 2008. Average advances were $192.0 billion in the first nine months of 2009, a 24% decrease from $251.2 billion in the first nine months of 2008. Members decreased their use of Bank advances during the first nine months of 2009 for a variety of reasons, including increases in core deposits, reduced lending activity, the use of Troubled Asset Relief Program funds, active Temporary Liquidity Guarantee Program issuances, access to the Federal Reserve Bank discount window, and reductions in the borrowing capacity of collateral pledged to the Bank.

The components of the advances portfolio at September 30, 2009, and December 31, 2008, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2009	December 31, 2008
Standard advances:
Adjustable – LIBOR	$65,933	$111,603
Adjustable – other indices	288	444
Fixed	56,915	80,035
Daily variable rate	3,512	3,564
Subtotal	126,648	195,646
Customized advances:
Adjustable – LIBOR, with caps and/or floors	—	10
Adjustable – LIBOR, with caps and/or floors and partial prepayment symmetry (PPS)(1)	1,125	1,625
Fixed – amortizing	504	578
Fixed with PPS(1)	20,590	30,156
Fixed – callable at member’s option	169	315
Fixed – putable at Bank’s option	3,702	4,009
Fixed – putable at Bank’s option with PPS(1)	503	588
Subtotal	26,593	37,281
Total par value	153,241	232,927
Hedging valuation adjustments	822	1,353
Fair value option valuation adjustments	840	1,299
Net unamortized premiums	59	85
Total	$154,962	$235,664

(1)	PPS means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $15.9 billion as of September 30, 2009, a decrease of $5.7 billion, or 26%, from $21.6 billion as of December 31, 2008. During the first nine months of 2009, Federal funds sold decreased $2.3 billion and interest-bearing deposits in banks decreased $4.2 billion, while commercial paper increased $0.8 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds shortened to 17 days as of September 30, 2009, from 21 days as of December 31, 2008. From December 31, 2008, to September 30, 2009, the proportion of short-term (under one month) non-MBS investments for cash management purposes increased relative to the proportion of non-MBS investments with one-month to three-month maturities.

Cash and Due from Banks – Cash and due from banks decreased to $6.1 billion at September 30, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the FRBSF, reflecting a reduction in the Bank’s short-term liquidity needs.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $98.3 billion, or 37%, from $268.4 billion at December 31, 2008, to $170.1 billion at September 30, 2009. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At September 30, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $242.1 billion, of which $73.6 billion were hedging advances, $167.9 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $308.9 billion, of which $87.9 billion were hedging advances, $220.7 billion were hedging consolidated obligations, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first nine months of 2009, rates on long-term U.S. Treasury securities increased because of market expectations of increased Treasury issuance and investor concern about inflation. Since December 31, 2008, 3-month LIBOR declined from 1.43% to 0.29% as conditions in the short-term interbank lending market improved. The following table provides selected market interest rates as of the dates shown.

Market Instrument	September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	2.00%	4.25%
3-month Treasury bill	0.13	0.13	0.91	3.24
3-month LIBOR	0.29	1.43	4.05	4.70
2-year Treasury note	0.95	0.77	1.97	3.06
5-year Treasury note	2.31	1.55	2.97	3.46

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes was lower in the first nine months of 2009 than in the first nine months of 2008 as a result of the general decline in market interest rates and the purchase of GSE debt by the Federal Reserve.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first nine months of 2009 and 2008. Lower issuance and strong investor demand for GSE debt resulted in lowered borrowing costs on the FHLBank System bonds and discount notes relative to LIBOR compared to a year ago.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2009	September 30, 2008

Consolidated obligation bonds	–18.3	–17.3
Consolidated obligation discount notes (one month and greater)	–48.6	–46.5

At September 30, 2009, the Bank had $122.5 billion of swapped non-callable bonds, $32.4 billion of swapped discount notes, and $13.0 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 88% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2008, the Bank had $157.6 billion of swapped non-callable bonds and $8.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 78% of the Bank’s total consolidated obligation bonds outstanding.

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

At September 30, 2009, assets associated with this segment were $33.4 billion (16% of total assets), a decrease of $9.6 billion, or 22%, from $43.0 billion at December 31, 2008 (13% of total assets). The decrease was due to lower investment balances in the MBS portfolio primarily because of run-off (paydowns, prepayments, and maturities) in the portfolio, OTTI recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. During the first nine months of 2009, the Bank purchased $0.4 billion of MBS, all of which were residential agency MBS. The MBS portfolio decreased $9.0 billion to $30.1 billion at September 30, 2009, from $39.1 billion at December 31, 2008, and mortgage loan balances decreased $0.5 billion to $3.2 billion at September 30, 2009, from $3.7 billion at December 31, 2008.

In the third quarter of 2009, average MBS investments were $34.6 billion, a decrease of $6.4 billion compared to $41.0 billion in the third quarter of 2008. In the first nine months of 2009, average MBS investments decreased $1.8 billion to $36.6 billion compared to $38.4 billion in the first nine months of 2008.

Average mortgage loans were $3.3 billion in the third quarter of 2009, a decrease of $0.5 billion from $3.8 billion in the third quarter of 2008. Average mortgage loans decreased $0.5 billion to $3.5 billion in the first nine months of 2009 from $4.0 billion in the first nine months of 2008.

Adjusted net interest income for this segment was $151 million in the third quarter of 2009, an increase of $29 million, or 24%, from $122 million in the third quarter of 2008. The increase was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates and a steeper yield curve. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. In addition, hybrid adjustable rate mortgage loans have been converting to adjustable rate mortgage loans with attractive spreads.

In the first nine months of 2009, adjusted net interest income for this segment was $405 million, an increase of $76 million, or 23%, from $329 million in the first nine months of 2008. The increase for the first nine months of 2009 was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates and a steeper yield curve. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. In addition, hybrid adjustable rate mortgage loans have been converting to adjustable rate mortgage loans with attractive spreads.

Adjusted net interest income for this segment represented 49% and 34% of total adjusted net interest income for the third quarter of 2009 and 2008, respectively, and 42% and 33% of total adjusted net interest income for the first nine months of 2009 and 2008, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. For each loan, the Bank manages the interest rate risk, prepayment risk, and liquidity risk of the loan. The Bank and the member that sold the loan share in the credit risk of the loan. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2008 Form 10-K.

At September 30, 2009, and December 31, 2008, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2008 Form 10-K. Mortgage loan balances at September 30, 2009, and December 31, 2008, were as follows:

(In millions)	September 30, 2009	December 31, 2008

MPF Plus	$2,921	$3,387
Original MPF	271	336

Subtotal	3,192	3,723
Net unamortized discounts	(18)	(10)

Mortgage loans held for portfolio	3,174	3,713
Less: Allowance for credit losses	(2)	(1)

Mortgage loans held for portfolio, net	$3,172	$3,712

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $2 million at

September 30, 2009, and $1 million at December 31, 2008. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2008 Form 10-K.

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of September 30, 2009, and December 31, 2008.

(Dollars in millions)	September 30, 2009		December 31, 2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	195	$23	235	$29
Between 60 and 89 days	79	9	44	5
Over 90 days	159	20	84	9
Total	433	$52	363	$43

At September 30, 2009, the Bank had 433 loans that were 30 days or more delinquent totaling $52 million, of which 159 loans totaling $20 million were classified as nonaccrual or impaired. For 111 of these loans, totaling $13 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

At September 30, 2009, the Bank’s other assets included $2 million of real estate owned resulting from the foreclosure of 20 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 million of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $30.1 billion, or 208% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at September 30, 2009, compared to $39.1 billion, or 289% of Bank capital, at December 31, 2008. During the first nine months of 2009, the Bank’s MBS portfolio decreased primarily because of run-off (paydowns, prepayments, and maturities) in the portfolio, OTTI recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. The Bank purchased $0.4 billion of MBS, all of which were residential agency MBS, during the first nine months of 2009. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management –Investments.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $9.6 billion, or 22%, from $43.0 billion at December 31, 2008, to $33.4 billion at September 30, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At September 30, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $19.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2009, and December 31, 2008.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2009	December 31, 2008
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$40,798	$36,106
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	4,000	2,000
Receive fixed, pay floating interest rate swap	LIBOR floating rate advance converted to a fixed rate	Economic Hedge(1)	150	150
Basis swap	Floating rate index advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	158	314
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,067	12,342
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	25,254	35,357

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2009	December 31, 2008
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,125	1,635
Subtotal Economic Hedges(1)			32,754	51,798
Total			73,552	87,904
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	62,332	71,071
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	12,230	9,988
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	495	15
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	—	4,730
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	25,430	29,978
Basis swap	Floating rate index non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	29,121	44,993
Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,480	1,810
Subtotal Economic Hedges(1)			70,756	91,514
Total			133,088	162,585
Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	9,547	7,197
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	3,960	1,044
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	262	243
Subtotal Economic Hedges(1)			4,222	1,287
Total			13,769	8,484
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,950	4,000

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2009	December 31, 2008
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	38,603	68,014
Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	330	300
Total			40,883	72,314
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	9	10
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	86	86
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	520	260
Total			606	346
Total Notional Amount			$261,907	$331,643

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2009, the total notional amount of interest rate exchange agreements outstanding was $261.9 billion, compared with $331.6 billion at December 31, 2008. The $69.7 billion decrease in the notional amount of derivatives during the first nine months of 2009 was primarily due to a net $31.4 billion decrease in interest rate exchange agreements hedging consolidated obligation discount notes, a net $24.2 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, and a net $14.4 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, partially offset by a net $0.3 billion increase in interest rate exchange agreements hedging intermediary positions. The decrease in interest rate exchange agreements hedging consolidated obligation discount notes reflected decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of discount notes outstanding at September 30, 2009, relative to December 31, 2008. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under the accounting for derivative instruments and hedging activities to an economic hedge classification under the fair value option. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of September 30, 2009, and December 31, 2008.

(In millions)

September 30, 2009
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$40,798	$(817)	$822	$—	$5
Non-callable bonds	62,332	2,309	(2,324)	—	(15)
Callable bonds	9,547	86	(84)	—	2

Subtotal	112,677	1,578	(1,586)	—	(8)

Not qualifying for hedge accounting (economic hedges):
Advances	32,754	(823)	—	733	(90)
Non-callable bonds	70,572	544	—	(53)	491
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	4,222	7	—	3	10
Discount notes	40,883	27	—	—	27
MBS – trading	9	—	—	—	—
Intermediated	606	—	—	—	—

Subtotal	149,230	(244)	—	683	439

Total excluding accrued interest	261,907	1,334	(1,586)	683	431
Accrued interest	—	524	(500)	89	113

Total	$261,907	$1,858	$(2,086)	$772	$544

(In millions)

December 31, 2008
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$36,106	$(1,304)	$1,353	$—	$49
Non-callable bonds	71,071	3,589	(3,651)	—	(62)
Callable bonds	7,197	201	(211)	—	(10)

Subtotal	114,374	2,486	(2,509)	—	(23)

Not qualifying for hedge accounting (economic hedges):
Advances	51,798	(1,361)	—	1,139	(222)
Non-callable bonds	91,330	366	—	(23)	343
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	1,287	16	—	2	18
Discount notes	72,314	53	—	—	53
MBS – trading	10	—	—	—	—
Intermediated	346	—	—	—	—

Subtotal	217,269	(925)	—	1,118	193

Total excluding accrued interest	331,643	1,561	(2,509)	1,118	170
Accrued interest	—	520	(704)	130	(54)

Total	$331,643	$2,081	$(3,213)	$1,248	$116

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of September 30, 2009, and December 31, 2008.

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

The hedging and fair value option valuation adjustments during the first nine months of 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) reversal of prior period gains and losses; and (iii) increases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Credit Risk. For a discussion of derivatives credit exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivatives Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivatives dealer counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of September 30, 2009, and December 31, 2008.

Concentration of Derivatives Counterparties

(Dollars in millions)		September 30, 2009		December 31, 2008
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount

Deutsche Bank AG	A	$41,505	16%	$75,316	23%
JPMorgan Chase Bank, National Association	AA	40,435	15	51,287	15
Barclays Bank PLC	AA	35,759	14	50,015	15

Subtotal		117,699	45	176,618	53
Others	At least A	144,208	55	155,025	47

Total		$261,907	100%	$331,643	100%

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

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

The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Finance Agency guidelines require each FHLBank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the FHLBank cannot access the capital markets for a targeted period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the FHLBank cannot access the capital markets for a targeted period of five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. As early as the second quarter of 2008, Bank management had already implemented similar contingent liquidity guidelines, which were easily adapted to satisfy the Finance Agency’s final guidelines released in March 2009.

The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. The regulatory requirement does not stipulate that the Bank renew any maturing advances during the five-day timeframe. In addition to the regulatory requirement and Finance Agency guidelines on contingency liquidity, the Bank’s asset-liability management committee has a formal guideline to maintain at least three months of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This guideline allows the Bank to consider its mortgage assets as a source of funds by using those assets as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least three months of liquidity at all times during the first nine months of 2009 and during 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference of funds available and funds needed for the five-business-day and 90-day periods following September 30, 2009, and December 31, 2008. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2009		As of December 31, 2008
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days

Obligations due:
Commitments for new advances	$1,250	$1,250	$470	$470
Demand deposits	1,774	1,774	2,552	2,552
Maturing member term deposits	6	48	63	103
Discount note and bond maturities and expected exercises of bond call options	5,911	51,467	14,686	101,157

Subtotal obligations	8,941	54,539	17,771	104,282

Sources of available funds:
Maturing investments	8,156	15,115	10,986	20,781
Cash at FRBSF	6,114	6,114	19,630	19,630
Proceeds from scheduled settlements of discount notes and bonds	165	2,540	960	960
Maturing advances and scheduled prepayments	4,823	45,542	6,349	62,727

Subtotal sources	19,258	69,311	37,925	104,098

Net funds available	10,317	14,772	20,154	(184)

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	23,852	—	27,567
Housing finance agency bonds	—	538	—	561
Marketable money market investments	4,350	—	5,909	—

Subtotal contingent sources	4,350	24,390	5,909	28,128

Total contingent funds available	$14,667	$39,162	$26,063	$27,944

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

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

Capital

Total capital as of September 30, 2009, was $7.7 billion, a 21% decrease from $9.8 billion as of December 31, 2008. The decrease was primarily due to the impairment loss related to all other factors recorded in other comprehensive income in the first nine months of 2009 on the Bank’s PLRMBS, partially offset by an increase in retained earnings and the acquisition by members of mandatorily redeemable capital stock previously held by nonmembers. Bank capital stock acquired by members from nonmembers is reclassified from mandatorily redeemable capital stock (a liability) to capital stock.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.) The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at September 30, 2009, and December 31, 2008. During the first nine months of 2009, the Bank’s required risk-based capital decreased from $8.6 billion at December 31, 2008, to $7.3 billion at September 30, 2009. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank’s market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	September 30, 2009		December 31, 2008
(Dollars in millions)	Required	Actual	Required	Actual

Risk-based capital	$7,309	$14,468	$8,635	$13,539
Total regulatory capital	$8,448	$14,468	$12,850	$13,539
Total capital-to-assets ratio	4.00%	6.85%	4.00%	4.21%
Leverage capital	$10,561	$21,701	$16,062	$20,308
Leverage ratio	5.00%	10.27%	5.00%	6.32%

The Bank’s total capital-to-assets ratio increased to 6.85% at September 30, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted previously.

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

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets that they pledge as collateral. Creditworthiness is determined and periodically assessed using the financial information provided by members, quarterly financial reports filed by members with their primary regulators, regulatory examination reports and known regulatory enforcement actions, and public information.

Pursuant to the Bank’s lending agreements with its members, the Bank limits the amount it will lend to a specified percentage of the value assigned to pledged collateral. This percentage, known as the “borrowing capacity,” varies according to several factors, including the collateral type, the results of the Bank’s collateral field review of the member’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of a member’s pledged eligible collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its obligations to the Bank, as required.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of September 30, 2009, and December 31, 2008. During the first nine months of 2009, the Bank’s internal credit ratings reflected continued financial deterioration of some members and nonmember borrowers resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each member and nonmember borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of members and nonmember borrowers in each of the credit quality rating categories may occur because of the addition of new Bank members as well as changes to the credit quality ratings of the institutions based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Credit Quality Rating

(Dollars in millions)

September 30, 2009

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	73	52	$24,855	$33,026	75%
4-6	217	148	120,710	190,215	63
7-10	140	111	12,852	19,240	67

Total	430	311	$158,417	$242,481	65%

December 31, 2008

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	124	104	$24,128	$49,077	49%
4-6	268	203	201,726	224,398	90
7-10	49	40	12,802	16,144	79

Total	441	347	$238,656	$289,619	82%

(1)	Includes secured advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Unused Borrowing Capacity

(Dollars in millions)

September 30, 2009

Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	35	$18,831	$19,249
11% - 25%	42	60,761	76,228
26% - 50%	75	68,646	102,392
More than 50%	159	10,179	44,612

Total	311	$158,417	$242,481

December 31, 2008
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	71	$195,344	$200,892
11% - 25%	51	20,814	25,232
26% - 50%	81	11,051	17,308
More than 50%	144	11,447	46,187

Total	347	$238,656	$289,619

(1)	Includes secured advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2009, the borrowing capacities assigned to U.S. Treasury and agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2009, and December 31, 2008.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	September 30, 2009		December 31, 2008
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity

U.S. Treasury (bills, notes, bonds)	$613	$604	$217	$216
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	7,963	7,888	2,004	1,982
Agency pools and collateralized mortgage obligations	27,539	26,850	26,020	25,032
PLRMBS – publicly registered AAA-rated senior tranches	688	467	6,523	3,903
Private-label home equity MBS – publicly registered AAA-rated senior tranches	1	—	420	178
Private-label commercial MBS – publicly registered AAA-rated senior tranches	87	65	1,394	817
PLRMBS – publicly registered AA-rated senior tranches	190	73	1,619	545
PLRMBS – publicly registered A-rated senior tranches	216	31	5,329	625
PLRMBS – publicly registered BBB-rated senior tranches	209	22	321	17
PLRMBS – publicly registered AAA- or AA-rated subordinate tranches	4	1	1,599	176
Private-label home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	16	3	2,279	509
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	50	28	3,018	907
PLRMBS – private placement AAA-rated senior tranches	—	—	3	2
Private-label commercial MBS – private placement AAA- or AA-rated senior tranches	280	84	—	—
Term deposits with the FHLBank of San Francisco	48	48	89	89
Other	—	—	4,403	440

Total	$37,904	$36,164	$55,238	$35,438

With respect to loan collateral, most members may choose to pledge loan collateral using a specific identification method or a blanket lien method. Members pledging under the specific identification method must provide a detailed listing of pledged loans on a monthly or quarterly basis, and only those loans are pledged to the Bank. Under the blanket lien method, a member generally pledges all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans; whether or not the loans are eligible to receive borrowing capacity. Members pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

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

As of September 30, 2009, 68% of the loan collateral pledged to the Bank was pledged by 64 institutions under specific identification, 17% was pledged by 170 institutions under blanket lien with detailed reporting, and 15% was pledged by 137 institutions under blanket lien with summary reporting.

As of September 30, 2009, the Bank’s maximum borrowing capacities for loan collateral ranged from 30% to 93% of the value assigned to the collateral. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 93% for first lien residential mortgage loans, 68% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 30% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2009, and December 31, 2008.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	September 30, 2009		December 31, 2008
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity

First lien residential mortgage loans	$216,031	$115,428	$260,598	$142,004
Second lien residential mortgage loans and home equity lines of credit	90,405	23,070	111,275	34,568
Multifamily mortgage loans	39,871	22,844	41,437	26,517
Commercial mortgage loans	62,274	32,148	71,207	36,643
Loan participations	21,435	11,738	20,728	11,679
Small business, small farm, and small agribusiness loans	3,733	746	4,252	963
Other	1,154	343	6,357	1,807

Total	$434,903	$206,317	$515,854	$254,181

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 620 or less) pledged as collateral. At September 30, 2009, the amount of these loans totaled $20 billion. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it determines that it will be unable to recover the entire amortized cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers its intent to hold the security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining amortized cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)

September 30, 2009

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Federal funds sold	$—	$4,933	$2,153	$—	$—	$—	$—	$—	$—	$7,086
Trading securities:
MBS:
Ginnie Mae	24	—	—	—	—	—	—	—	—	24
Fannie Mae	8	—	—	—	—	—	—	—	—	8

Total trading securities	32	—	—	—	—	—	—	—	—	32

Held-to-maturity securities:
Interest-bearing deposits in banks	—	2,780	4,249	—	—	—	—	—	—	7,029
Commercial paper(2)	—	1,000	—	—	—	—	—	—	—	1,000
Housing finance agency bonds	28	741	—	—	—	—	—	—	—	769
MBS:
Ginnie Mae	16	—	—	—	—	—	—	—	—	16
Freddie Mac	3,639	—	—	—	—	—	—	—	—	3,639
Fannie Mae	9,031	—	—	—	—	—	—	—	—	9,031
PLRMBS	3,162	1,789	2,493	2,746	2,614	1,411	2,254	808	64	17,341

Total held-to-maturity securities	15,876	6,310	6,742	2,746	2,614	1,411	2,254	808	64	38,825

Total investments	$15,908	$11,243	$8,895	$2,746	$2,614	$1,411	$2,254	$808	$64	$45,943

Investment Credit Exposure

(In millions)

December 31, 2008

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	B	Total

Federal funds sold	$—	$7,335	$2,015	$81	$—	$9,431
Trading securities:
MBS:
Ginnie Mae	25	—	—	—	—	25
Fannie Mae	10	—	—	—	—	10

Total trading securities	35	—	—	—	—	35

Held-to-maturity securities:
Interest-bearing deposits in banks	—	3,340	7,860	—	—	11,200
Commercial paper(2)	—	150	—	—	—	150
Housing finance agency bonds	31	771	—	—	—	802
MBS:
Ginnie Mae	19	—	—	—	—	19
Freddie Mac	4,408	—	—	—	—	4,408
Fannie Mae	10,083	—	—	—	—	10,083
PLRMBS	22,014	667	847	817	198	24,543

Total held-to-maturity securities	36,555	4,928	8,707	817	198	51,205

Total investments	$36,590	$12,263	$10,722	$898	$198	$60,671

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank’s investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its held-to-maturity portfolio and Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits in banks), and commercial paper with member and nonmember counterparties. The Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits in banks, and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits in banks, and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2009; and all of the securities had maturity dates within 45 days of September 30, 2009.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, which is the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first liens on residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Financial Security Assurance Incorporated (FSA). At September 30, 2009, all of the bonds were rated at least AA by Moody’s, Standard & Poor’s, or Fitch Ratings. There were no rating downgrades to the Bank’s housing finance agency bonds from October 1, 2009, to October 30, 2009. As of October 30, 2009, $390 million of the AA-rated housing finance agency bonds issued by CHFA and insured by FSA were on negative watch according to Moody’s, Standard & Poor’s, or Fitch Ratings.

At September 30, 2009, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $24 million. These gross unrealized losses were mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing these investments to be valued at a discount to their acquisition cost. The Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its housing finance agency bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and the California Housing Finance Agency had a credit rating of AA- at September 30, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments also include residential agency MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS, some of which were issued by and/or purchased from members, former members, or their respective affiliates. At September 30, 2009, PLRMBS representing 43% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of September 30, 2009, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $6.0 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all but five of its PLRMBS as of September 30, 2009. For the remaining five PLRMBS for which underlying collateral data is not available, alternative procedures were used to assess these securities for OTTI.

In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed CBSA-level current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to the cash flow analysis of the Bank’s PLRMBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was 5 percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of 3 percent compared to 4 percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in the third and fourth year, and 3 percent in each subsequent year.

The following table shows the base case scenario and what the impact on OTTI would have been under the more stressful housing price scenario:

	Three Months Ended September 30, 2009
	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	8	$1,396	$26	$91	8	$1,396	$78	$38
Alt-A	88	8,288	290	978	123	10,493	594	1,295

Total	96	$9,684	$316	$1,069	131	$11,889	$672	$1,333

The Bank uses models in projecting the cash flows for PLRMBS with unrealized losses for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank’s OTTI analysis and reviews, see Note 3 to the Financial Statements.

The following table presents the ratings of the Bank’s PLRMBS investments as of September 30, 2009, by year of issuance.

Unpaid Principal Balance of PLRMBS by Year of Issuance and Credit Rating

September 30, 2009

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Prime
2004 and earlier	$2,471	$673	$426	$—	$26	$—	$—	$—	$—	$3,596
2005	119	59	135	—	—	—	—	—	—	313
2006	274	—	352	325	104	—	128	—	—	1,183
2007	—	—	24	108	100	—	630	138	—	1,000
2008	—	—	—	44	283	—	—	78	—	405

Total Prime	2,864	732	937	477	513	—	758	216	—	6,497

Alt-A
2004 and earlier	268	653	728	92	—	—	—	—	—	1,741
2005	27	344	893	1,871	1,348	804	730	102	—	6,119
2006	—	—	—	115	361	57	804	537	—	1,874
2007	—	118	—	—	1,309	1,557	1,348	441	115	4,888
2008	—	—	—	318	—	—	—	—	—	318

Total Alt-A	295	1,115	1,621	2,396	3,018	2,418	2,882	1,080	115	14,940

Total par amount	$3,159	$1,847	$2,558	$2,873	$3,531	$2,418	$3,640	$1,296	$115	$21,437

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank’s PLRMBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of issuance. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

PLRMBS Credit Characteristics

September 30, 2009

(Dollars in millions)

				For the Nine Months Ended September 30, 2009			Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support

Prime
2004 and earlier	$3,600	$370	$3,229	$—	$—	$—	4.67%	3.95%	7.99%	3.94%
2005	312	68	245	—	11	11	12.06	11.66	16.58	6.29
2006	1,161	152	1,017	2	27	29	6.94	9.06	9.90	6.76
2007	965	343	627	35	266	301	18.94	23.12	22.80	7.23
2008	407	104	302	4	99	103	19.45	30.00	31.25	31.25

Total Prime	6,445	1,037	5,420	41	403	444	8.56	9.83	12.48	3.94

Alt-A
2004 and earlier	1,760	346	1,415	—	12	12	12.06	7.92	16.54	8.73
2005	5,976	1,957	4,133	160	920	1,080	17.37	14.00	17.67	5.52
2006	1,723	576	1,209	133	277	410	29.90	22.69	22.53	10.06
2007	4,712	1,903	2,907	158	1,720	1,878	29.01	32.96	32.91	9.96
2008	318	162	156	—	—	—	14.95	31.80	32.80	32.80

Total Alt-A	14,489	4,944	9,820	451	2,929	3,380	22.08	20.96	23.45	5.52

Total	$20,934	$5,981	$15,240	$492	$3,332	$3,824	17.98%	17.59%	20.13%	3.94%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s PLRMBS by collateral type based on the classification at the time of origination and current credit rating.

Credit Ratings of PLRMBS as of September 30, 2009

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate

Prime
AAA-rated	$2,864	$2,864	$2,864	$264	3.43%
AA-rated	732	729	729	113	8.11
A-rated	937	930	920	170	8.75
BBB-rated	477	473	440	58	9.20
BB-rated	513	514	430	121	13.38
CCC-rated	758	737	485	256	21.08
CC-rated	216	198	143	55	20.49

Total Prime	$6,497	$6,445	$6,011	$1,037	8.56%

Alt-A
AAA-rated	$295	$298	$298	$56	12.16%
AA-rated	1,115	1,121	1,060	307	15.98
A-rated	1,621	1,629	1,573	401	12.27
BBB-rated	2,396	2,398	2,306	739	14.59
BB-rated	3,018	2,957	2,184	1,023	20.27
B-rated	2,418	2,330	1,412	999	27.61
CCC-rated	2,882	2,672	1,768	1,064	30.96
CC-rated	1,080	974	665	309	31.73
C-rated	115	110	64	46	19.21

Total Alt-A	$14,940	$14,489	$11,330	$4,944	22.08%

Unpaid Principal Balance of PLRMBS by Collateral Type Classified at Origination

	September 30, 2009			December 31, 2008
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total

PLRMBS:
Prime	$3,586	$2,911	$6,497	$6,616	$1,823	$8,439
Alt-A	8,581	6,359	14,940	10,274	6,415	16,689

Total	$12,167	$9,270	$21,437	$16,890	$8,238	$25,128

PLRMBS in a Loss Position

at September 30, 2009, and Credit Ratings as of October 30, 2009

(Dollars in millions)

	September 30, 2009						October 30, 2009
PLRMBS backed by loans classified at origination as:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist

Prime	$6,497	$6,445	$6,011	$1,037	8.56%	44.09%	42.40%	77.11%	22.88%	—%
Alt-A	14,940	14,489	11,330	4,944	22.08	1.98	1.98	36.33	63.67	1.19

Total	$21,437	$20,934	$17,341	$5,981	17.98%	14.74%	14.23%	48.69%	51.31%	0.83%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008

Prime
2004 and earlier	89.79%	85.02%	80.49%	83.03%	94.79%
2005	78.16	70.43	63.61	74.71	84.99
2006	85.95	80.03	73.38	78.77	90.98
2007	62.69	64.78	63.10	73.05	84.96
2008	74.55	80.25	72.77	69.63	86.88
Weighted average of all Prime	83.41%	80.14%	75.50%	79.78%	91.92%

Alt-A
2004 and earlier	81.27%	72.98%	72.24%	76.77%	85.00%
2005	67.55	64.85	60.84	65.50	75.97
2006	64.48	58.69	57.38	63.44	71.15
2007	59.48	56.36	55.19	58.10	70.53
2008	49.16	58.72	66.20	72.40	92.16
Weighted average of all Alt-A	65.73%	62.14%	60.07%	64.39%	75.13%

Weighted average of all PLRMBS	71.09%	67.80%	65.13%	69.56%	80.84%

The following table summarizes rating agency downgrade actions on PLRMBS that occurred from October 1, 2009, to October 30, 2009. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

PLRMBS Downgraded from October 1, 2009, to October 30, 2009

Dollar amounts at September 30, 2009

	To AA		To A		To BBB		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

PLRMBS:
Downgrade from AAA	$83	$73	$27	$24	$—	$—	$110	$97
Downgrade from AA	—	—	16	14	33	30	49	44

Total	$83	$73	$43	$38	$33	$30	$159	$141

The securities that were downgraded from October 1, 2009, to October 30, 2009, were included in the Bank’s OTTI analysis performed as of September 30, 2009, and no additional OTTI charges were required as a result of these downgrades.

The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on these securities are temporary.

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

The Bank believes that, as of September 30, 2009, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date. If market conditions and the performance of mortgage assets continue to deteriorate, however, the Bank may recognize significant OTTI charges in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)

September 30, 2009

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$104,792	$1,168	$1,156	$12
A(2)	156,812	887	881	6
Subtotal	261,604	2,055	2,037	18
Member institutions(3)	303	—	—	—
Total derivatives	$261,907	$2,055	$2,037	$18

December 31, 2008
Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$150,584	$1,466	$1,462	$4
A(2)	180,886	1,027	1,010	17
Subtotal	331,470	2,493	2,472	21
Member institutions(3)	173	—	—	—
Total derivatives	$331,643	$2,493	$2,472	$21

(1)	The credit ratings are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $14.2 billion at September 30, 2009, and $4.7 billion at December 31, 2008, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at September 30, 2009, and at December 31, 2008.

At September 30, 2009, the Bank had a total of $261.9 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$261.6 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Eight of these counterparties made up 83% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 16% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $111.8 billion of derivatives outstanding at September 30, 2009, were affiliates of members, and one counterparty, with $14.2 billion outstanding at September 30, 2009, was a member of the Bank.

•

$303 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at September 30, 2009, was $2.1 billion, which consisted of:

•

$2.1 billion of gross credit exposure on open derivatives contracts with 11 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled
$18 million.

•

$0.4 million of gross credit exposure on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

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

•

$173 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with nonmember derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $2.1 billion at September 30, 2009, and $2.5 billion at December 31, 2008. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure decreased $0.4 billion from December 31, 2008, to September 30, 2009. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2008, to September 30, 2009, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in gross credit exposure because the fair values of derivatives contracts are generally zero at inception.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements.

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

In the Bank’s 2008 Form 10-K, the following accounting policies and estimates were identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and other-than-temporarily impaired, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

Any significant changes in the judgments and assumptions made during the first nine months of 2009 in applying the Bank’s critical accounting policies are described below. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2008 Form 10-K and in Note 10 to the Financial Statements.

Other-Than-Temporary Impairment for Investment Securities. On April 9, 2009, the FASB issued guidance which amended the existing OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This OTTI guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

For impaired debt securities, an entity is required to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security. If either of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changes the presentation and amount of the OTTI recognized in the statements of earnings. The impairment is separated into (i) the amount of the total OTTI related to credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected. The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of PLRMBS and their adoption of the OTTI guidance in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency among all FHLBanks in the process for determining OTTI for PLRMBS.

Beginning with the second quarter of 2009, consistent with the objectives of the Finance Agency guidance, the FHLBanks formed an OTTI Governance Committee (OTTI Committee) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLRMBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

Each FHLBank is responsible for making its own determination of impairment and of the reasonableness of the assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

Because there is a continuing risk that further declines in the fair value of the Bank’s MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected.

Additional information about OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 3 to the Financial Statements.

To determine the estimated fair value of PLRMBS at December 31, 2008, March 31, 2009, and June 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believed market participants would use to purchase the PLRMBS. In evaluating the resulting estimated fair value of PLRMBS, the Bank compared the estimated implied yields to a range of broker indications of yields for similar transactions or to a range of yields that brokers reported market participants would use in purchasing PLRMBS. As a result of this methodology, the Bank has primarily used prices from an external pricing service to estimate the fair value of its PLRMBS.

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology. In this regard, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all mortgage-backed securities from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009.

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

By letter dated September 30, 2009, the Director of the Finance Agency notified the Bank that, based on June 30, 2009, financial information, the Bank met the definition of adequately capitalized under the Finance Agency’s Capital Classification and Prompt Corrective Action rule.

Board of Directors of Federal Home Loan Bank System Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposal to expand the Board of Directors of the Office of Finance to include the 12 FHLBank presidents and three to five independent directors. The proposed rule provides that independent directors serve as the audit committee of the Office of Finance and be charged with the oversight of the Office of

Finance’s preparation of accurate combined financial reports for the FHLBanks. The proposed rule also gives the audit committee the responsibility to ensure that the FHLBanks adopt consistent accounting policies and procedures. If the FHLBanks are not able to agree on such consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may prescribe them. Comments were due on or before November 4, 2009.

Board of Directors: Eligibility and Elections – Final Rule. On October 7, 2009, the Finance Agency published a final rule on the eligibility and election of FHLBank directors. The final rule amends the interim final rule regarding the eligibility and election of the FHLBank directors published on September 26, 2008. See “Part I. Item 4. Submission of Matters to a Vote of Security Holders,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance” of the Bank’s 2008 Form 10-K for additional information on the eligibility and election of FHLBank directors under the interim final rule. The final rule clarifies and changes the interim final rule in certain respects, including the following: if only one individual is nominated by the Board of Directors of an FHLBank for each open independent directorship, that individual must receive at least 20 percent of the eligible votes to be elected; and if the number of individuals nominated by the Board of Directors of an FHLBank exceeds the number of open independent directorships, the individuals with the highest number of votes may be declared elected by the FHLBank.

Directors’ Compensation. On October 23, 2009, the Finance Agency published a proposed rule and a request for comment to set forth requirements and processes with respect to compensation provided to directors of the FHLBanks. The proposed rule implements changes made by HERA relating to director compensation, eliminating the former statutory caps on director compensation and authorizing the FHLBanks to pay “reasonable compensation and expenses” subject to Finance Agency oversight and authority to disapprove. The proposed rule would also add new regulatory reporting requirements and additional disclosures in an FHLBank’s annual report relating to director compensation and attendance at board meetings. Comments on the proposed rule are due on or before December 7, 2009.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLBank Act, and in accordance with the FHLBank Act, each FHLBank, including the Bank, is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLBank Act. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $973.6 billion at September 30, 2009, and $1,251.5 billion at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $196.1 billion at September 30, 2009, and $301.2 billion at December 31, 2008. At September 30, 2009, the Bank had committed to the issuance of $2.5 billion in consolidated obligation bonds, all of which were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 million in consolidated obligation bonds, of which $500 million were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank’s 2008 Form 10-K.

In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. The GSE Credit Facility is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are to be agreed to at the time of the borrowing. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances that have been collateralized in accordance with regulatory standards or mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. As of September 30, 2009, the Bank gave the U.S. Treasury a collateral listing of advances totaling $35.9 billion, which would provide for a maximum possible borrowing of $31.2 billion, if needed. The amount of collateral can be increased or decreased (subject to approval of the U.S. Treasury) at any time by delivery of an updated listing of collateral. As of September 30, 2009, and through October 30, 2009, none of the FHLBanks had drawn on the GSE Credit Facility. The Lending Agreement will terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2009, the Bank had $1.3 billion of advance commitments and $5.2 billion in standby letters of credit outstanding. At December 31, 2008, the Bank had $470 million of advance commitments and $5.7 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at September 30, 2009, and December 31, 2008.

The Bank’s financial statements do not include a liability for future statutorily mandated payments from the Bank to the Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its Affordable Housing Program obligation) to the REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under the accounting for contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Federal Home Loan Bank of San Francisco’s (Bank) market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. This profile reflects the Bank’s objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of net portfolio value of capital and future earnings (excluding the impact of any net cumulative gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses and net portfolio value of capital sensitivity analyses and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as the primary metric for measuring the Bank’s exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. In the case of specific assets classified as other-than-temporarily impaired, the total principal of the impaired security is reduced by the cumulative amount of the projected principal shortfall. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of September 30, 2009. In combination, these parameters limit the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –7% of the estimated net portfolio value of capital.

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

The Market Value of Capital Sensitivity table below presents the sensitivity of capital value to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2009	December 31, 2008
+200 basis-point change above current rates	–10.4%	–17.2%
+100 basis-point change above current rates	–6.6	–11.2
–100 basis-point change below current rates(2)	+10.9	+20.6
–200 basis-point change below current rates(2)	+25.4	+38.3

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2009, show less sensitivity than the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of September 30, 2009, were 74 basis points lower for terms of 1 year, 52 basis points higher for terms of 5 years, and 90 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced based on the historical spreads, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2009, show substantially the same sensitivity compared to the estimates as of December 31, 2008.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2009	December 31, 2008
+200 basis-point change above current rates	–3.5%	–2.9%
+100 basis-point change above current rates	–1.3	–1.1
–100 basis-point change below current rates(2)	+0.6	+2.5
–200 basis-point change below current rates(2)	+0.7	+2.9

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield

The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable stock.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period September 2009 through August 2010 would be expected to decrease by 3 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was four months at September 30, 2009, and three months at December 31, 2008.

Total Bank Duration Gap Analysis

	September 30, 2009		December 31, 2008
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$211,212	9	$321,244	7
Liabilities	203,504	5	311,459	4
Net	$7,708	4	$9,785	3

(1)	Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of September 30, 2009, increased slightly compared to December 31, 2008. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk. If mortgage asset spreads were closer to the historical average, and the assets were priced based on the historical spreads, the Bank’s duration gap would indicate considerably less risk and would be substantially unchanged from prior periods.

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

Mortgage-Related Business

The Bank’s mortgage assets include MBS, most of which are classified as held-to-maturity and a small amount of which are classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans that have been acquired are long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

The estimated market risk of the mortgage-related business is managed both at the time an individual asset is purchased and on a total portfolio level. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated net market value sensitivity, taking into consideration the estimated prepayment sensitivity of the mortgage assets and anticipated funding and hedging under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

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

The Bank manages the estimated interest rate risk and prepayment risk associated with mortgage assets through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives similar to those expected on the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, temporary hedges of mortgage loan purchase commitments, or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. In the case of specific assets classified as other-than-temporarily impaired, the total principal of the impaired security is reduced by the cumulative amount of the projected principal shortfall. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2009, and December 31, 2008.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2009	December 31, 2008
+200 basis-point change	–7.9%	–15.0%
+100 basis-point change	–5.3	–10.0
–100 basis-point change(2)	+9.4	+16.7
–200 basis-point change(2)	+22.6	+31.3

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2009, show less sensitivity than the estimates as of December 31, 2008. Compared to interest rates as of December 31, 2008, interest rates as of September 30, 2009, were 74 basis points lower for terms of 1 year, 52 basis points higher for terms of 5 years, and 90 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the credit enhancement protection of these securities and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore provided additional net portfolio value of capital sensitivities. If mortgage asset spreads were closer to the historical average and the assets were priced based on the historical spreads, the Bank’s market value sensitivity would indicate considerably less risk and would be substantially unchanged from prior periods.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2009, show substantially the same sensitivity compared to the estimates as of December 31, 2008.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2009	December 31, 2008
+200 basis-point change above current rates	–2.0%	–2.0%
+100 basis-point change above current rates	–0.6	–0.6
–100 basis-point change below current rates(2)	–0.3	+0.9
–200 basis-point change below current rates(2)	–0.9	+0.1

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended September 30, 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

2009 President’s Incentive Plan (2009 PIP), 2009 Executive Incentive Plan (2009 EIP), and the 2009-2011 Executive Performance Unit Plan (2009 EPUP). In May 2009, the Board of Directors (Board) approved the 2009 PIP, the 2009 EIP, and the 2009 EPUP. The Board’s approval is subject to the completion of the Federal Housing Finance Agency’s review. The incentive compensation plans are designed to provide incentive compensation opportunities to the Federal Home Loan Bank of San Francisco’s (Bank) officers for accomplishing Bank goals that are approved by the Board, as well as individual goals.

The 2009 PIP is solely for the Bank’s president, a named executive officer. The 2009 EIP, which includes the Bank’s other named executive officers, is for any Bank executive vice president and senior vice president, but does not apply to the Bank’s internal audit director (also a named executive officer). Awards under the 2009 PIP and the 2009 EIP are based on the total weighted achievement level of Bank goals and individual goals during 2009. Bank goals are given significant weight in the calculation of awards for senior officers because these officers have a direct impact on the Bank’s overall performance.

Any award determination under the 2009 PIP and the 2009 EIP will be at the discretion of the Board. Award recommendations will be considered by the Board in 2010. The Board also approved a potential 2009 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2009 PIP and the 2009 EIP (and the 2009 Audit Executive Incentive Plan, discussed below). Awards made under the 2009 PIP and the 2009 EIP (and the 2009 Audit Executive Incentive Plan, as discussed below) in the aggregate may be greater or less than the pool amount, at the discretion of the Board. Awards, if any, under the 2009 PIP and the 2009 EIP are to be paid following Board approval and completion of any required regulatory review.

For the 2009 PIP and the 2009 EIP, awards are based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). The Board has discretion to modify any and all incentive payments under these two plans. Any awards for achievement below the threshold total weighted achievement level are also at the discretion of the Board.

The 2009 EPUP is for the Bank’s president, executive vice president, and senior vice presidents, including the named executive officers (except the Bank’s internal audit director). Awards under the Bank’s 2009 EPUP are based on the three-year performance period 2009-2011. A new three-year performance period is established each year, so that there are three separate performance periods in effect at one time. Any award determination under the 2009 EPUP will be at the discretion of the Board. Award recommendations will be considered by the Board in 2012.

Awards for an executive under the 2009 EPUP are based on the total weighted achievement level of specified Bank goals over the three-year performance period, multiplied by a target award percentage, multiplied by the executive’s base salary in the first year of the three-year performance period. For the 2009 EPUP, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). If the total weighted achievement level of Bank goals is between 100% and 200% of target, the range of awards as a percentage of base salary are as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents. The Board has the discretion to increase or decrease awards under the 2009 EPUP by 25% to account for performance that is not captured by the performance metrics. Any awards for achievement below the threshold total weighted achievement level are also at the discretion of the Board. Awards, if any, are to be paid following Board approval after the end of the three-year performance period and completion of any required regulatory review.

2009 Audit Executive Incentive Plan (2009 AEIP) and the 2009-2011 Audit Performance Unit Plan (2009 APUP). In July 2009, the Audit Committee of the Bank approved the 2009 AEIP and the 2009 APUP. The Audit Committee’s approval is subject to the completion of the Federal Housing Finance Agency’s review. The 2009 AEIP is designed to provide incentive compensation opportunities to motivate the Bank’s internal audit director (a named executive officer) to exceed individual and internal audit department goals (approved by the Audit Committee), that support the overall internal audit plan. The 2009 APUP is designed to motivate the internal audit director to exceed goals (approved by the Audit Committee) on a long-term basis that directly support the annual audit plans and strategic departmental objectives.

The 2009 AEIP is solely for the Bank’s internal audit director, a named executive officer. An award under the 2009 AEIP is based on the total weighted achievement level of individual goals and internal audit department goals during 2009. Individual goals are assessed annually by the Audit Committee. Internal audit department goals are given significant weight in the calculation of awards for the internal audit director because this officer has a direct impact on the internal audit department’s overall performance.

Any award determination under the 2009 AEIP will be at the discretion of the Audit Committee and the Board. Award recommendations will be considered by the Audit Committee and the Board in 2010. As discussed above, the Board approved a potential 2009 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2009 PIP, the 2009 EIP, and the 2009 AEIP based on the overall goal achievement levels. Awards made under the 2009 AEIP along with awards under the 2009 PIP and the 2009 EIP (as discussed above) in the aggregate may be greater or less than the pool amount, at the discretion of the Board. Awards, if any, under the 2009 AEIP are to be paid following Audit Committee and Board approval and completion of any required regulatory review.

For the 2009 AEIP, awards are based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target goal). The Audit Committee and the Board have discretion to modify any and all incentive payments under this plan. Any awards for achievement below the threshold total weighted achievement level are also at the discretion of the Audit Committee and the Board.

An award under the 2009 APUP is based on the average of the actual department goal achievement levels under short-term incentive plans for 2009, 2010, and 2011 over the three-year performance period multiplied by a target award percentage, multiplied by the executive’s base salary in the first year of the three-year performance period. Unlike the short-term incentive plans (for example, the 2009 AEIP), the 2009 APUP does not have an individual goal component. For the 2009 APUP, an award is to be calculated based on ranges from 75% of target (threshold) to 200% of target (far exceeding target). If the average of the actual department goal achievement levels under short-term incentive plans for 2009, 2010, and 2011 is between 100% and 200% of target, the range of awards as a percentage of base salary will be between 35% and 70%. If the average of the actual department goal achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 18%. The Audit Committee has the discretion to increase or decrease awards under the 2009 APUP by 25% to account for performance that is not captured by the performance metrics. Achievement below the threshold achievement level will normally not result in an incentive award. All awards under the 2009 APUP will be considered by the Audit Committee and Board following the end of the three-year performance period. An award, if any, is to be paid following Audit Committee and Board approval, and after the completion of any required regulatory review.

ITEM 6.	EXHIBITS

10.1+	2009 Executive Incentive Plan

10.2+	2009 President’s Incentive Plan

10.3	2009 Executive Performance Unit Plan

10.4	2009 Audit Executive Incentive Plan

10.5	2009 Audit Performance Unit Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2009

+	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2009.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President and Controller (Chief Accounting Officer)