Form 10-K
period 2009-12-31
Federal Home Loan Bank of San Francisco
filed 2010-03-25
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the stock held by shareholders of the registrant was approximately $13,418 million. At February 26, 2010, the total shares of stock outstanding, including mandatorily redeemable capital stock, totaled 134,213,418.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Federal Home Loan Bank of San Francisco

2009 Annual Report on Form 10-K

PART I.

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the worldwide capital markets and seek to manage our own liquidity so that funds are available when our customers need them. By providing needed liquidity and enhancing competition in the mortgage market, our credit programs benefit homebuyers and communities.

We are one of 12 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank is a separate entity with its own board of directors, management, and employees. The FHLBanks operate under federal charters and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks were regulated by the Federal Housing Finance Board (Finance Board), an independent federal agency, through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new federal regulator of the FHLBanks, effective July 30, 2008. On October 27, 2008, the Finance Board merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions of the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member’s stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank stock is issued, exchanged, redeemed, and repurchased at its stated par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members are financial services firms from a number of different sectors. As of December 31, 2009, the Bank’s membership consisted of 277 commercial banks, 97 credit unions, 25 savings institutions, 8 thrift and loan companies, and 3 insurance companies. Their principal places of business are located in Arizona, California, or Nevada, the three states that make up the 11th District of the FHLBank System, but many do business in other parts of the country. Members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States. Effective February 4, 2010, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are eligible to become members of an FHLBank.

Our primary business is providing competitively priced, collateralized loans, known as advances, to our members. Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability.

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s Rating Services (Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically priced at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below market-rate loans that support their involvement in creating affordable housing and revitalizing communities.

Our Business Model

Our cooperative ownership structure has led us to develop a business model that is different from that of a typical financial services firm. Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide an adequate return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a market-rate dividend.

As a cooperatively owned wholesale bank, we require our members to purchase capital stock to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are generally priced at a small to moderate spread above U.S. Treasury security yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest borrowers.

We also invest in residential mortgage-backed securities (MBS), all of which are AAA-rated at the time of purchase or agency-issued and guaranteed through the direct obligation of or support from the U.S. government, up to the current Bank policy limit of three times capital. We also have a limited portfolio of residential mortgage loans purchased from members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, as a result of the distressed housing and mortgage markets, the private-label residential MBS (PLRMBS) we hold have significantly increased our credit risk exposure and have adversely affected our earnings and total capital. These mortgage portfolios have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members and have enhanced the Bank’s earnings. As a result of the other-than-temporary impairment (OTTI) charges on certain PLRMBS during 2008 and 2009, however, these mortgage assets have had a negative impact on our earnings and total capital and have had a negative near-term impact on our financial flexibility.

Throughout 2009, in response to the possibility of future OTTI charges on our PLRMBS portfolio, we focused on preserving capital by building retained earnings and suspending the repurchase of members’ excess capital stock. As a result, we did not pay a dividend for the first and third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. The dividend for the fourth quarter of 2009 was declared by the Bank’s Board of Directors on February 22, 2010, at an annualized rate of 0.27%. We recorded and expect to pay the fourth quarter dividend during the first quarter of 2010. Although we did not repurchase excess capital stock during 2009, the five-year redemption period for $16 million in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates. We will continue to monitor the condition of our MBS portfolio, our overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and capital stock repurchases in future quarters.

The Bank’s business model, approved by our Board of Directors, is intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank stock. We seek to keep advances prices low, and we assess the effectiveness of our low-cost credit policy by comparing our members’ total borrowings from the Bank to their use of other wholesale credit sources. We also strive to pay a market-rate return on our members’ investment in the Bank’s capital, and we assess the effectiveness of our market-rate return policy by comparing our potential dividend rate to a benchmark calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals. Although we paid a small dividend for 2009, we continued to use the benchmark to measure our financial results based on the earnings that would have been available for dividends but were used to build retained earnings instead.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members’ credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. Our capital shrinks when we repurchase capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have generally been able to achieve our mission by meeting member credit needs and paying market-rate dividends, despite significant fluctuations in total assets, liabilities, and capital. Although we did not repurchase capital stock or pay a market-rate dividend in 2009, we continued to meet member credit needs throughout the year.

Products and Services

Advances.  We offer our members a wide array of fixed and adjustable rate loans, called advances, with maturities ranging from one day to 30 years. Our advance products are designed to help members compete effectively in their markets and meet the credit needs of their communities. For members that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgages. As a result, advances support an array of housing market segments, including those focused on low- and moderate-income households. For members that sell or securitize mortgages and other assets, advances can provide interim funding.

Our credit products also help members with asset-liability management. Members can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member’s option and advances with embedded option features (such as caps, floors, corridors, and collars), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with embedded caps in portfolio.

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, corridors, and collars, and call and put options);

•	amortizing advances; and

•

advances with partial prepayment symmetry. (Partial prepayment symmetry means the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2009, customized advances represented 16% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting credit and collateral terms in response to deterioration in member creditworthiness and collateral quality.

We limit the amount we will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of our field review of the member’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type pledged by the member. Under the terms of our lending agreements, the aggregate borrowing capacity of a member’s pledged collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. We monitor each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its obligations to us, as required.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1.029 billion.

We conduct a collateral field review for each member at least every six months to three years, depending on the risk profile of the member and the types of collateral pledged by the member. During the review, we examine a statistical sample of the member’s pledged loans to validate loan ownership and to confirm that the critical legal documents are available to the Bank. As part of the loan examination, we also identify secondary market discounts, including discounts for high-risk credit attributes.

We collect collateral data from most members on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to each type of collateral pledged by the member. Borrowing capacity is determined based on the value assigned to the collateral and a margin for the costs and risks of liquidation. We may also apply a credit risk margin to loan collateral if the member’s financial condition has deteriorated substantially. Securities pledged as collateral typically have higher borrowing capacities than loan collateral because securities tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged. Our maximum borrowing capacities vary by collateral type and generally range from 30% to 100% of the market value or unpaid principal balance of the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while second lien residential mortgage loans have a maximum borrowing capacity of 30%.

Throughout 2009, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, and we required additional collateral, when necessary, to fully secure advances. Based on our risk assessment of prevailing mortgage market conditions and of individual members and their collateral, we periodically decreased the maximum borrowing capacity for certain collateral types and applied additional credit risk margins when needed to address the deteriorating financial condition of individual members.

We perfect our security interest in securities collateral by taking delivery of all securities at the time they are pledged. We perfect our security interest in loan collateral by filing a UCC-1 financing statement for each member. We may require certain members to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the member is a de novo institution (chartered within the last three years), we are concerned about the member’s creditworthiness, or we are concerned about the maintenance of our collateral or the priority of our security interest. In addition, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar party that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.

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

As of December 31, 2009, we had $133.6 billion of advances outstanding, including $37.0 billion to nonmember borrowers. For members and nonmembers with credit outstanding, the total borrowing capacity of pledged collateral as of that date was $231.8 billion, including $59.5 billion pledged to secure advances outstanding to nonmember borrowers. For the year ended December 31, 2009, we had average advances of $179.7 billion and average collateral pledged with an estimated borrowing capacity of $254.9 billion.

We have policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, our credit analyses of members’ financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances is deemed necessary by management. We have never experienced a credit loss on an advance.

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which enables us to be financially indifferent to the prepayment of the advance. In 2009, 2008, and 2007, the prepayment fees/(credits) realized in connection with prepaid advances, including advances with partial prepayment symmetry, were $34.3 million, $(4.3) million, and $1.5 million, respectively.

At December 31, 2009, we had a concentration of advances totaling $81.9 billion outstanding to three institutions, representing 62% of total advances outstanding. Advances held by these three institutions generated approximately $1.9 billion, or 51%, of advances interest income excluding the impact of interest rate exchange agreements in 2009. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Because of the funding alternatives available to our largest borrowers, we employ a market pricing practice for member credit to determine advances prices that reflect the market choices available to our largest members each day. We offer the same advances prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.

Standby Letters of Credit.  We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired. As of December 31, 2009, we had $5.3 billion in standby letters of credit outstanding.

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

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), commercial paper, and corporate debentures issued under the Temporary Liquidity Guarantee Program (TLGP), which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advances price levels. Our investments also include housing finance agency bonds, limited to those issued by housing finance agencies located in the 11th District of the FHLBank System (Arizona, California, and Nevada). These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation, MBIA Insurance Corporation, or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). During 2009, all of the bonds were rated at least AA by Moody’s, Standard & Poor’s, or Fitch Ratings.

In addition, our investments include agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS, all of which were AAA-rated at the time of purchase. Some of these PLRMBS were issued by and/or purchased from members, former members, or their respective affiliates. As of December 31, 2009, 49% of our PLRMBS were rated above investment grade (14% had a credit rating of AAA based on the amortized cost), and the remaining 51% were rated below investment grade. Credit ratings of BB+ and lower are below investment grade. The credit ratings we use are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

As of December 31, 2009, our investment in MBS classified as held-to-maturity had gross unrealized losses totaling $5.5 billion, primarily relating to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

We monitor our investments for substantive changes in relevant market conditions and any declines in fair value. When the fair value of an individual investment security falls below its amortized cost, we evaluate whether the decline is other than temporary. As part of this evaluation, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before our anticipated recovery of the amortized cost basis. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If our best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss. We generally view changes in the fair value of the securities caused by movements in interest rates to be temporary.

For all the securities in our available-for-sale and held-to-maturity portfolio and Federal funds sold, we do not intend to sell any security and it is not more likely than not that we will be required to sell any security before our anticipated recovery of the remaining amortized cost basis.

We have determined that, as of December 31, 2009, all of the gross unrealized losses on our short-term unsecured Federal funds sold and interest-bearing deposits are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold and interest-bearing deposits were all with issuers that had credit ratings of at least A at December 31, 2009; and all of the securities had maturity dates within 45 days of December 31, 2009.

At December 31, 2009, our investments in housing finance agency bonds, which were issued by CalHFA, had gross unrealized losses totaling $138 million. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at discounts to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using reasonable assumptions for default rates and loss severity, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. We have determined that, as of December 31, 2009, all of the gross unrealized losses on our housing finance agency bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of AA– at December 31, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings). As a result, we expect to recover the entire amortized cost basis of these securities.

For our TLGP investments and agency residential MBS, we expect to recover the entire amortized cost basis of these securities because we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on our expectations at December 31, 2009. As a result, we determined that, as of December 31, 2009, all of the gross unrealized losses on our TLGP investments and agency residential MBS are temporary.

To assess whether we expect to recover the entire amortized cost basis of our PLRMBS, we performed a cash flow analysis for all of our PLRMBS as of December 31, 2009. In performing the cash flow analysis for each security, we use two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed CBSA-level current-to-trough housing price declines ranging from 0% to 15% over the next 9 to 15 months (average price decline during this time period equaled 5.4%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

Based on the cash flow analysis performed on our PLRMBS, we determined that 123 of our PLRMBS were other-than-temporarily impaired at December 31, 2009, because we determined it was likely that we would not recover the entire amortized cost basis of each of these securities.

During the year ended December 31, 2009, the OTTI related to credit loss of $608 million was recognized in “Other (Loss)/Income” and the OTTI related to all other factors of $3.5 billion was recognized in “Other comprehensive income/(loss).” Illiquidity in the PLRMBS market adversely affected the valuation of these PLRMBS, contributing to the large non-credit-related OTTI charge recorded in accumulated other comprehensive income (AOCI).

For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis. At December 31, 2009, the estimated weighted average life of the affected securities was approximately four years.

Because there is a continuing risk that we may record additional material OTTI charges in future periods, our earnings and retained earnings and our ability to pay dividends and repurchase capital stock could be adversely affected. Throughout the year, in response to the possibility of future OTTI charges on our PLRMBS portfolio, we focused on preserving capital by building retained earnings and suspending the repurchase of members’ excess capital stock. As a result, we did not pay a dividend for the first and third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. Although we did not repurchase excess capital stock during 2009, the five-year redemption period for $16 million in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates. We will continue to monitor the condition of our MBS portfolio, our overall financial performance and retained earnings, developments in the mortgage and credit market, and other relevant information as the basis for determining the status of dividends and capital stock repurchases in future quarters. Additional information about our investments and OTTI charges associated with our PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 6 to the Financial Statements.

Affordable Housing Program.  Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year’s income for the AHP, to be awarded in the following year. Since 1990, we have awarded $602 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 94,000 affordable homes.

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

We allocate the remainder of our annual AHP subsidy, up to 35%, to our two homeownership set-aside programs, the Individual Development and Empowerment Account Program and the Workforce Initiative Subsidy for Homeownership Program. Under these programs, members reserve funds from the Bank to be used as matching grants for eligible homebuyers.

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

In addition, we offer members a discounted credit program available only in the form of advances. Members may use the Homeownership Preservation Advance Program to modify or refinance mortgage loans to low- and moderate-income homeowners who may be at risk of losing their primary residence because of delinquency or default on their mortgage loan.

Funding Sources

We obtain most of our funds from the sale of the FHLBanks’ debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of the FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see Note 18 to the Financial Statements. We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks’ status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance’s authority to redirect, limit, or prohibit the Bank’s requests for issuance of consolidated obligations has not adversely impacted the Bank’s ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks’ combined quarterly and annual financial statements. In addition, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

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

Segment Information

We use an analysis of the Bank’s financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on our held-to-maturity PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into management’s overall assessment of financial performance.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding these activities, cash flows from associated interest rate exchange agreements, and earnings on invested capital stock.

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

Use of Interest Rate Exchange Agreements

We use interest rate exchange agreements, also known as derivatives, as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. The types of derivatives we may use include interest rate swaps (including callable, putable, and basis swaps); swaptions; and interest rate cap, floor, corridor, and collar agreements.

The regulations governing the operations of the FHLBanks and the Bank’s Risk Management Policy establish guidelines for our use of derivatives. These regulations and policies prohibit trading in derivatives for profit and any other speculative use of these instruments. They also limit the amount of credit risk allowable from derivatives.

We primarily use derivatives to manage our exposure to changes in interest rates. The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated derivatives, are conservatively matched with respect to the expected maturities or repricings of the assets and the liabilities.

We may also use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances and outstanding bonds) to achieve risk management objectives. Upon request, we may also execute derivatives to act as an intermediary counterparty with member institutions for their own risk management activities.

At December 31, 2009, the total notional amount of our outstanding derivatives was $235.0 billion. The notional amount of a derivative serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction.

We are subject to credit risk in derivatives transactions in which we have an unrealized fair value gain because of the potential nonperformance by the derivatives counterparty. We seek to reduce this credit risk by executing derivatives transactions only with highly rated financial institutions. In addition, the legal agreements governing our derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted and require each counterparty to deliver high quality collateral to us once a specified net unsecured credit exposure is reached. At December 31, 2009, the Bank’s maximum credit exposure related to derivatives was approximately $1.8 billion; taking into account the delivery of required collateral, the net unsecured credit exposure was approximately $36 million.

We measure the Bank’s market risk on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was four months at December 31, 2009. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

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

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The three institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2009, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. Moreover, two of these three institutions were substantially acquired, directly or indirectly, by two nonmember financial institutions in the year ended December 31, 2008. For further information about these institutions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Members may have access to alternative funding sources through sales of securities under agreements to resell. Some members, particularly larger members, may have access to many more funding alternatives, including independent access to the national and global credit markets—including the covered bond market—and more recently, the ability to issue senior unsecured debt under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program and use funds under the U.S. Treasury’s Troubled

Asset Relief Program. The availability of alternative funding sources for members can significantly influence the demand for our advances and can vary as a result of many factors, including market conditions, members’ creditworthiness, members’ strategic objectives, and the availability of collateral.

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

Pursuant to the Housing Act, the Finance Agency published a final rule on August 4, 2009, to implement the Finance Agency’s prompt corrective action authority over the FHLBanks. The Capital Classification and Prompt Corrective Action rule establishes the criteria for each of the following capital classifications for the FHLBanks specified in the Housing Act: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has reclassified an FHLBank based on factors other than its capital levels, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet or exceed both its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements, but is not significantly undercapitalized; is significantly undercapitalized if the total or permanent capital held by the FHLBank is less than 75 percent of what is required to meet any of its requirements, but the FHLBank is not critically undercapitalized; and is critically undercapitalized if it fails to maintain an amount of total or permanent capital equal to two percent of its total assets.

By letter dated January 12, 2010, the Director of the Finance Agency notified the Bank that, based on September 30, 2009, financial information, the Bank met the definition of adequately capitalized under the Finance Agency’s Capital Classification and Prompt Corrective Action rule.

The Housing Act and Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, stock dividends, stock repurchases or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized or would be reclassified to a lower capital classification, or if such distribution violates any statutory or regulatory restriction, and in the case of a significantly undercapitalized FHLBank, an FHLBank may not make any capital distribution whatsoever without approval from the Director.

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

Available Information

The SEC maintains a website at www.sec.gov that contains all electronically filed, or furnished reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments. On our website (www.fhlbsf.com), we provide a link to the page on the SEC website that lists all of these reports. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. (Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330.) In addition, we provide direct links from our website to our annual report on Form 10-K and our quarterly reports on Form 10-Q on the SEC website as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC. (Note: The website addresses of the SEC and the Bank have been included as inactive textual references only. Information on those websites is not part of this report.)

Employees

We had 311 employees at December 31, 2009. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Economic weakness, including continued weakness in the housing and mortgage markets, has adversely affected the business of many of our members and our business and results of operations and could continue to do so.

Our business and results of operations are sensitive to the condition of the housing and mortgage markets, as well as general business and economic conditions. Adverse conditions and trends, including the U.S. economic recession, declining real estate values, illiquid mortgage markets, and fluctuations in both debt and equity capital markets, have adversely affected the business of many of our members and our business and results of operations. If these conditions in the housing and mortgage markets and general business and economic conditions remain adverse or deteriorate further, our business and results of operations could be further adversely affected. For example, prolonged economic weakness could result in further deterioration in many of our members’ credit characteristics, which could cause them to become delinquent or to default on their advances. In addition, further weakening of real estate prices and adverse performance trends in the residential and commercial mortgage lending sector could further reduce the value of collateral securing member credit obligations to the Bank and result in higher than anticipated actual and projected deterioration in the credit performance of the collateral supporting the Bank’s private-label residential mortgage-backed securities (PLRMBS) investments. This could increase the possibility that a member may not be able to meet additional collateral requirements, increasing the risk of failure of a member, or increase the risk of additional other-than-temporary impairment (OTTI) charges on the Bank’s PLRMBS investments.

Adverse economic conditions may contribute to further deterioration in the credit quality of our mortgage portfolio and could continue to have an adverse impact on our financial condition and results of operations and our ability to pay dividends or redeem or repurchase capital stock.

During 2009, the U.S. housing market continued to experience significant adverse trends, including significant price depreciation in some markets and high delinquency and default rates. These conditions contributed to high rates of loan delinquencies on the mortgage loans underlying our PLRMBS portfolio. OTTI credit charges on certain of our PLRMBS adversely affected our earnings in 2009. If deterioration in housing markets and housing prices is greater than our current expectations, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, a slow economic recovery, either in the U.S. as a whole or in specific regions of the country, could result in rising delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock.

Loan modification programs could adversely impact the value of our mortgage-backed securities.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our mortgage-backed securities.

Market uncertainty and volatility may continue to adversely affect our business, profitability, and results of operations.

The housing and mortgage markets continue to experience very difficult conditions and volatility. The adverse conditions in these markets have resulted in a decrease in the availability of corporate credit and liquidity within the mortgage industry, causing disruptions in normal operations of major mortgage originators, including some of our largest borrowers, and have resulted in the insolvency, receivership, closure, or acquisition of a number of major financial institutions. These conditions have also resulted in less liquidity, greater volatility, a widening of credit spreads, and a lack of price transparency, and have contributed to further consolidation within the financial services industry. We operate in these markets and continue to be subject to potential adverse effects on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

Changes in or limits on our ability to access the capital markets could adversely affect our financial condition and results of operations, and our ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Our primary source of funds is the sale of Federal Home Loan Bank (FHLBank) System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets, which are beyond our control. The sale of FHLBank System consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLBank System consolidated obligation bonds or discount notes. Based on these factors, we may not be able to obtain funding on acceptable terms. If we cannot access funding on acceptable terms when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations and our ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Prolonged interruptions in the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of the Bank’s business model.

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide an adequate return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a market-rate dividend. Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members’ credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advance borrowings. Our capital shrinks when we repurchase capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and paying market-rate dividends during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital. During 2009, however, we did not pay a dividend for two quarters and did not repurchase excess capital stock in any quarter in order to preserve capital in response to the possibility of future OTTI charges. The risk of additional OTTI charges in future quarters and the need to continue to build retained earnings may limit our ability to pay dividends or to pay market-rate dividends and may limit our ability to repurchase capital stock. Any prolonged interruptions to the payment of dividends and repurchase of excess capital stock may adversely affect the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

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

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations and our ability to pay dividends and redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayment and extension risks, which are, respectively, the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.

Our exposure to credit risk could adversely affect our financial condition, results of operations, and our ability to pay dividends or redeem or repurchase our capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions, which may currently present a higher degree of risk because of the ongoing housing market crisis, which has contributed to increased foreclosures and mortgage payment delinquencies. Credit losses could have an adverse effect on our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our results of operations or financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties; mortgage servicers that service the loans we hold as collateral on advances; third-party providers of credit enhancements on our PLRMBS investments, including mortgage insurers, bond insurers, and financial guarantors; and third-party providers of supplemental mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition, ability to pay dividends, or ability to redeem or repurchase capital stock.

We rely on derivative transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivative transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have the highest long-term credit ratings of Aaa from Moody’s and AAA from Standard & Poor’s. All of our derivatives counterparties currently have high long-term credit ratings from Moody’s and Standard & Poor’s. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition and results of operations and impair our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Insufficient collateral protection could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase our capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral based on the risks associated with that type of collateral. If we have insufficient collateral before or after an event of payment default by the member, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a member, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

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

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. In 2009, the FHLBanks competed to a certain degree with the federally guaranteed senior unsecured debt issued by financial institutions or their holding companies under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

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

We have a high concentration of advances and capital with three institutions, two of which are nonmembers that are not eligible to borrow new advances from the Bank or renew existing advances. All three of these institutions reduced their borrowings from the Bank significantly in 2009, contributing to a large decline in the Bank’s total assets. The nonmember institutions are expected to continue repaying their advances, and the remaining member institution may prepay or repay advances as they come due. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a further reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchased the institution’s excess capital stock, at its discretion, or redeemed the excess capital stock after the expiration of the five-year redemption period. The reduction in assets and capital could also reduce the Bank’s net income.

The timing and magnitude of the impact of a reduction in the amount of advances to these institutions will depend on a number of factors, including:

•	the amount and period of time over which the advances are prepaid or repaid,

•	the amount and timing of any corresponding decreases in activity-based capital stock,

•	the profitability of the advances,

•	the size and profitability of our short- and long-term investments,

•	the extent to which consolidated obligations mature as the advances are prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs.

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends or the amount of any dividend we pay and our ability to redeem or repurchase capital stock.

A material and prolonged decline in advances could adversely affect our results of operations, financial condition, ability to pay dividends, or ability to redeem or repurchase our capital stock.

During 2009, we experienced a significant decline in advances. The decline in member advance demand reflected diminished member lending activity in response to a contracting economy, tighter underwriting standards, and members’ efforts to preserve and build capital. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. In addition, the financial condition of many members deteriorated in 2009, and some members reduced their Bank borrowings in response to changes the Bank made to their credit and collateral terms. Although the Bank’s business model is designed to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members’ credit needs, if we experience a material decline in advances and the decline is prolonged, such a decline could affect our results of operations, financial condition, or ability to pay dividends.

Deteriorating market conditions increase the risk that our models will produce unreliable results.

We use market-based information as inputs to our models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. The downturn in the housing and mortgage markets creates additional risk regarding the reliability of our models, particularly since we are regularly adjusting our models in response to rapid changes in the responses of consumers and mortgagees to changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may be limited in our ability to pay dividends or to pay market-rate dividends.

In order to preserve capital in response to the possibility of future OTTI charges, we did not pay a dividend for the first and third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. The risk of additional OTTI charges in future quarters and the need to continue building retained earnings may limit our ability to pay dividends or to pay market-rate dividends. We may pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the level of dividends that we may be willing or able to pay.

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

We are affected by federal laws and regulations, which could change or be applied in a manner detrimental to our operations.

The FHLBanks are government-sponsored enterprises (GSEs), organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, and other federal laws and regulations. Effective July 30, 2008, the Finance Agency, an independent agency in the executive branch of the federal government, became the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks’ cost of funds, retained earnings and capital requirements, accounting policies, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, and the size, scope, and nature of the FHLBanks’ lending, investment, and mortgage purchase program activities. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could also negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank’s relationship with other FHLBanks, we could be affected by events other than another FHLBank’s default on a consolidated obligation. Events that affect other FHLBanks, such as member failures, capital deficiencies, and OTTI charges, could lead the Finance Agency to consider whether it may require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

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

Changes in the status, regulation, and perception of the housing GSEs or in policies and programs relating to the housing GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, and future dividend payments.

Changes in the status of Fannie Mae and Freddie Mac resulting from their conservatorships and the expiration of government support for GSE debt, such as the Federal Reserve’s program to purchase GSE debt and the U.S. Treasury’s financing agreements to help Fannie Mae and Freddie Mac continue to meet their obligations to holders of their debt securities, may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher spreads on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, an increase in the cost of issuing consolidated obligations could reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the pricing of our advances to avoid a decrease in the net interest margin, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advances and hedging activities. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructure may subject the Bank to a similar risk of failure or interruption in implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our ability to fund advances, member relations, risk management, and profitability, which could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Federal Home Loan Bank of San Francisco (Bank) maintains its principal offices in leased premises totaling 122,252 square feet of space at 600 California Street in San Francisco, California, and 580 California Street in San Francisco, California. The Bank also leases other offices totaling 12,040 square feet of space at 1155 15th Street NW in Washington, D.C., as well as off-site business continuity facilities located in San Francisco, California, and Rancho Cordova, California. The Bank believes these facilities are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business.

On March 15, 2010, the Bank filed two complaints in the Superior Court of the state of California, County of San Francisco, relating to the purchase of private-label residential mortgage-backed securities. The Bank’s complaints are actions for rescission and damages and assert claims for and violations of state and federal securities laws, negligent misrepresentation, and rescission of contract.

Defendants named in the first complaint are as follows: Deutsche Bank Securities Inc. (Deutsche) involving four certificates sold by Deutsche to the Bank in an amount paid of approximately $404 million, Deutsche Alt-A Securities Inc. as the issuer of one of the certificates sold by Deutsche to the Bank, and DB Structured Products, Inc., as the controlling person of the issuer; J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc., and referred to as Bear Stearns) involving four certificates sold by Bear Stearns to the Bank in an amount paid of approximately $609 million, Structured Asset Mortgage Investments II, Inc., as the issuer of three of the certificates sold by Bear Stearns to the Bank, and The Bear Stearns Companies, LLC (formerly known as The Bear Stearns Companies, Inc.) as the controlling person of the issuer (collectively, the Bear Stearns Defendants); Countrywide Securities Corporation (Countrywide) involving two certificates sold by Countrywide to the Bank in an amount paid of approximately $125 million; Credit Suisse Securities (USA) LLC (formerly known as Credit Suisse First Boston LLC, and referred to as Credit Suisse) involving eight certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.1 billion; RBS Securities, Inc. (formerly known as Greenwich Capital Markets, Inc., and referred to as Greenwich Capital) involving three certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $548 million, RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of the three certificates that Greenwich Capital sold to the Bank, and RBS Holdings USA, Inc. (formerly known as and referred to as Greenwich Capital Holdings, Inc.) as the controlling person of the issuer; Morgan Stanley & Co. Incorporated (Morgan Stanley) involving two certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $276 million; UBS Securities, LLC (UBS) involving seven certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of three of the certificates that UBS sold to the Bank; and Merrill Lynch, Pierce, Fenner & Smith, Inc. (Merrill Lynch) involving six certificates sold by Merrill Lynch to the Bank in an amount paid of approximately $654 million.

Defendants named in the second complaint are as follows: Credit Suisse involving ten certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.2 billion, and Credit Suisse First Boston Mortgage Securities Corp. as the issuer of five of the certificates that Credit Suisse sold to the Bank; Deutsche involving twenty-one certificates sold by Deutsche to the Bank in an amount paid of approximately $4.3 billion, and Deutsche Alt-A Securities Inc. as the issuer of five of the certificates sold by Deutsche to the Bank; Bear Stearns involving ten certificates sold by Bear Stearns to the Bank in an amount paid of approximately $2.0 billion, Structured Asset Mortgage Investments II, Inc. as the issuer of six of the certificates sold by Bear Stearns to the Bank, and The Bear Stearns Companies, LLC (formerly known as and referred to as The Bear Stearns Companies, Inc.) as the controlling person of the issuer; Greenwich Capital involving three certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $632 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of one of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley involving three certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $704 million; UBS involving twelve certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc. as the issuer of six of the certificates that UBS sold to the Bank; Banc of America Securities LLC (Banc of America) involving fifteen certificates sold by Banc of America to the Bank in an amount paid of approximately $2.2 billion, Banc of America Funding Corporation as the issuer of seven of the certificates that Banc of America sold to the Bank, Banc of America Mortgage Securities, Inc. as the issuer of seven of the certificates that Banc of America sold to the Bank (collectively, the Banc of America Defendants); Countrywide involving six certificates sold by Countrywide to the Bank in an amount paid of approximately $1.1 billion; and CWALT, Inc. (CWALT) as the issuer of three of the certificates that Credit Suisse sold to the Bank, fifteen of the certificates that Deutsche sold to the Bank, one of the certificates that Bear Stearns sold to the Bank, two of the certificates that Greenwich Capital sold to the Bank, three of the certificates that Morgan Stanley sold to the Bank, six of the certificates that UBS sold to the Bank, one of the certificates that Banc of America sold to the Bank, and five of the certificates that Countrywide sold to the Bank, and Countrywide Financial Corporation as the controlling person of the issuer.

JPMorgan Bank and Trust Company, a member of the Bank, and JPMorgan Chase Bank, National Association, a nonmember borrower of the Bank, are not defendants in these actions, but are affiliated with the Bear Stearns Defendants.

Bank of America California, N.A., a member of the Bank, is not a defendant in these actions, but is affiliated with Countrywide, Merrill Lynch, the Banc of America Defendants, CWALT, and Countrywide Financial Corporation.

After consultation with legal counsel, management is not aware of any other legal proceedings that are expected to have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank conducts its advances business exclusively with members. There is no established marketplace for the Bank’s stock. The Bank’s stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank’s capital plan, may be redeemed at par value, $100 per share, upon five years’ notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank’s capital requirements is set forth in Note 13 to the Financial Statements under “Item 8. Financial Statements and Supplementary Data.” At February 26, 2010, the Bank had 85.7 million shares of Class B stock held by 404 members and 48.5 million shares of Class B stock held by 43 nonmembers.

The Bank’s dividend rates declared (annualized) are listed in the table below and are calculated based on the $100 per share par value.

Quarter	2009 Rate(1)	2008 Rate(2)
First	—%	5.73%
Second	0.84	6.19
Third	—	3.85
Fourth	0.27	—

(1)    On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009. On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009, which was recorded and is expected to be paid during the first quarter of 2010.

(2)    All dividends except fractional shares were paid in the form of additional shares of capital stock.

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

(Dollars in millions)	2009	2008	2007	2006	2005
Selected Balance Sheet Items at Yearend
Total Assets(1)	$192,862	$321,244	$322,446	$244,915	$223,602
Advances	133,559	235,664	251,034	183,669	162,873
Mortgage Loans Held for Portfolio, Net	3,037	3,712	4,132	4,630	5,214
Investments(2)	47,006	60,671	64,913	55,391	54,465
Consolidated Obligations:(3)
Bonds	162,053	213,114	225,328	199,300	182,625
Discount Notes	18,246	91,819	78,368	30,128	27,618
Mandatorily Redeemable Capital Stock(4)	4,843	3,747	229	106	47
Capital Stock – Class B – Putable(4)	8,575	9,616	13,403	10,616	9,520
Retained Earnings	1,239	176	227	143	131
Accumulated Other Comprehensive Loss	(3,584)	(7)	(3)	(5)	(3)
Total Capital	6,230	9,785	13,627	10,754	9,648

Selected Operating Results for the Year
Net Interest Income	$1,782	$1,431	$931	$839	$683
Provision for Credit Losses on Mortgage Loans	1	—	—	—	—
Other (Loss)/Income	(948)	(690)	55	(10)	(100)
Other Expense	132	112	98	90	81
Assessments	186	168	236	197	133

Net Income	$515	$461	$652	$542	$369

Selected Other Data for the Year
Net Interest Margin(5)	0.73%	0.44%	0.36%	0.37%	0.34%
Operating Expenses as a Percentage of Average Assets	0.04	0.03	0.03	0.03	0.04
Return on Average Assets	0.21	0.14	0.25	0.23	0.18
Return on Average Equity	5.83	3.54	5.80	5.40	4.22
Dividend Rate(6)	0.28	3.93	5.20	5.41	4.44
Spread of Dividend Rate to Dividend Benchmark(7)	(1.61)	0.97	0.75	1.24	1.22
Dividend Payout Ratio(8)	5.36	114.32	87.14	97.70	102.36

Selected Other Data at Yearend
Regulatory Capital Ratio(1)(9)	7.60%	4.21%	4.30%	4.44%	4.34%
Average Equity to Average Assets Ratio	3.57	3.93	4.25	4.33	4.29
Duration Gap (in months)	4	3	2	1	1

(1)	Effective January 1, 2008, the Bank changed its accounting policy to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects as a change in accounting principle through retrospective application for all prior periods presented.
(2)	Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).
(3)	As provided by the Federal Home Loan Bank Act of 1932, as amended, or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009, and through the date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was as follows:

Yearend	Par amount
2009	$930,617
2008	1,251,542
2007	1,189,706
2006	951,990
2005	937,460

(4)	During 2008 and 2009, several members were placed into receivership or merged with nonmember institutions, including three large members. IndyMac Bank, F.S.B., and Washington Mutual Bank were placed into receivership during 2008, and Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a nonmember institution, in 2009. The Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability). See Note 13 to the Financial Statements for further information on these members.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%. The Bank recorded and expects to pay the fourth quarter dividend during the first quarter of 2010.
(7)	The dividend benchmark is calculated as the combined average of (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields).
(8)	This ratio is calculated as dividends per share divided by net income per share.
(9)	This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as changes in the Federal Home Loan Bank Act of 1932 as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or regulations applicable to the FHLBanks;

•	changes in the Bank’s capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	soundness of other financial institutions, including Bank members, nonmember borrowers, and the other FHLBanks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank’s derivatives counterparties;

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

On July 30, 2008, the Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act created a new federal agency, the Federal Housing Finance Agency (Finance Agency), which became the new federal regulator of the FHLBanks effective on the date of enactment of the Housing Act. On October 27, 2008, the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBanks prior to the creation of the Finance Agency, merged into the Finance Agency. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this report to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable.

Overview

After two tumultuous years, the financial markets appeared to have stabilized in 2009, particularly in the second half of the year. At yearend, the U.S. economy also appeared to be emerging from recession. Unemployment remains very high, however, and there is ongoing uncertainty about the speed and extent of recovery.

The housing market continues to be weak, with great variations in housing price performance from region to region throughout the country. Housing prices appear to be stabilizing in many markets, but several regions still face the potential for additional price declines. In addition, delinquency and foreclosure rates have continued to rise, although at a slower pace in many areas. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private-label residential MBS (PLRMBS) market has not recovered. In addition, the commercial real estate market is still trending downwards. Arizona, California, and Nevada were particularly hard-hit by the downturn in the housing market and the recession, and many areas in these states remain weak.

These economic conditions continued to affect the Bank’s business and results of operations and the Bank’s members in 2009 and may continue to exert a significant negative effect in the near term. In particular, the Bank experienced a significant decline in advances during 2009, as members and nonmember borrowers reduced their borrowings from $235.7 billion at December 31, 2008, to $133.6 billion at December 31, 2009. Most of this $102.1 billion decline was attributable to the Bank’s three largest borrowers, which decreased their advances by $79.7 billion. As of December 31, 2009, two of these institutions were nonmembers that were not eligible to borrow new advances from the Bank or renew existing advances. In total, 234 institutions decreased their advances, while 65 institutions increased their advances during the year. The decline in member advance demand reflected diminished member lending activity in response to a contracting economy, tighter underwriting standards, and members’ efforts to preserve and build capital. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. In addition, the financial condition of many members deteriorated in 2009, and some members reduced their Bank borrowings in response to changes the Bank made to their credit and collateral terms. Economic conditions also contributed to the failure of a number of Bank members during 2009. Ongoing economic weakness and uncertainty could lead to additional member failures or acquisitions and a further decrease in advances, which could adversely affect the Bank’s business and results of operations.

Ongoing weakness in the economy and in housing markets also continued to affect the loan collateral underlying certain PLRMBS in the Bank’s held-to-maturity portfolio, resulting in estimated future credit losses that required the Bank to take other-than-temporary impairment (OTTI) charges on certain PLRMBS. The credit-related charges on these securities reduced the Bank’s income for the year by $608 million before assessments, and the non-credit-related charges on the securities reduced the Bank’s other comprehensive income, a component of capital, by $3.5 billion. Because there is a continuing risk that the Bank’s estimate of future credit losses on some PLRMBS may increase, requiring the Bank to record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected. Continued illiquidity in the PLRMBS market adversely affected the valuation of the Bank’s PLRMBS, contributing to the large non-credit-related OTTI charges recorded in accumulated other comprehensive income (AOCI). Throughout the year, the Bank focused on preserving capital in response to the possibility of future OTTI charges on its PLRMBS portfolio. As a result, the Bank did not pay a dividend for the first and third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. Although the Bank did not repurchase excess capital stock during 2009, the five-year redemption period for $16 million in mandatorily redeemable capital stock expired in 2009, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates. The Bank will continue to monitor the condition of the Bank’s PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and capital stock repurchases in future quarters.

On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%. The Bank recorded and expects to pay the fourth quarter dividend during the first quarter of 2010. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about March 26, 2010.

The Bank paid the second quarter dividend and expects to pay the fourth quarter dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of December 31, 2009, the Bank’s excess capital stock totaled $6.5 billion, or 3% of total assets.

This overview should be read in conjunction with management’s discussion of its business, financial condition, and results of operations. If conditions in the mortgage and housing markets and general business and economic conditions remain adverse or deteriorate further, the Bank’s business, membership base, results of operations, capital, ability to pay dividends, and ability to redeem or repurchase capital stock could be further adversely affected.

Despite the challenging economic environment, in 2009 the Bank continued to raise funds in the capital markets, provide liquidity to members, increase net interest income, manage the credit risk of advances by adapting its credit and collateral terms to current market conditions, and take other actions to maintain the Bank’s long-term financial strength.

Net income for 2009 increased by $54 million, or 12%, to $515 million from $461 million in 2008. The increase primarily reflected net gains associated with derivatives, hedged items, and financial instruments carried at fair value and an increase in net interest income, partially offset by an increase in OTTI charges on certain PLRMBS in the Bank’s held-to-maturity securities portfolio.

Net interest income for 2009 rose $351 million, or 25%, to $1.8 billion from $1.4 billion in 2008. Most of the increase in net interest income for 2009 was offset by net interest expense on derivative instruments used in economic hedges (reflected in other income), which totaled $452 million in 2009 and $120 million in 2008. Net interest income for 2009 also reflected a rise in the average profit spread on the MBS and mortgage loan portfolios, reflecting the favorable impact of a lower interest rate environment and a steeper yield curve. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost. The increases in net interest income were partially offset by a lower yield on invested capital because of the lower interest rate environment during 2009 and lower net interest spreads on the non-MBS investment portfolio.

Other income for 2009 was a net loss of $948 million, compared to a net loss of $690 million for 2008. The losses in other income for 2009 reflected a credit-related OTTI charge of $608 million on certain PLRMBS; a net gain of $104 million associated with derivatives, hedged items, and financial instruments carried at fair value; and net interest expense of $452 million on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities. The loss in other income for 2008 reflected an OTTI charge of $590 million, which included a credit-related charge of $20 million and a non-credit-related charge of $570 million. In early 2009, the Financial Accounting Standards Board issued additional guidance related to the recognition and presentation of OTTI (OTTI guidance). The Bank adopted this OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570 million, as an increase in retained earnings at January 1, 2009, with a corresponding decrease in AOCI. Additional information about the OTTI charges is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 6 to the Financial Statements.

The credit-related OTTI charges of $608 million for 2009 resulted from projected credit losses on the loan collateral underlying the Bank’s PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions and updated information on the loans underlying the Bank’s PLRMBS and revises the assumptions in its collateral loss projection models based on more recent information. The increases in projected collateral loss rates in the Bank’s OTTI analyses during 2009 were caused by increases in projected loan defaults and in the projected severity of losses on defaulted loans. Several factors contributed to these increases, including but not limited to, lower forecasted housing prices (a greater current-to-trough decline and slower housing price recovery), greater-than-expected deterioration in the credit quality of the loan collateral, and periodic changes to the Bank’s collateral loss projection model based on a variety of information sources and intended to improve the model’s forecast accuracy and reasonableness of results.

Based on the cash flow analysis performed on the PLRMBS, the Bank determined that 123 of its PLRMBS were other-than-temporarily impaired at December 31, 2009, because the Bank determined it was likely that it would not recover the entire amortized cost basis of each of these securities.

For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At December 31, 2009, the estimated weighted average life of the affected securities was approximately four years.

Additional information about investments and OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 6 to the Financial Statements. Additional information about the Bank’s PLRMBS is also provided in “Item 3. Legal Proceedings.”

In 2009, the Bank’s restricted retained earnings increased significantly as a result of the Bank’s policy to hold a targeted amount of restricted retained earnings (in addition to any cumulative net gains resulting from valuation adjustments) to protect members’ paid-in capital from certain risks. These risks include the risk of higher-than-anticipated credit losses related to other-than-temporary impairment of PLRMBS, the risk of an extremely adverse credit event, the risk of an extremely adverse operations risk event, and the risk of an extremely high level of quarterly losses resulting from valuation adjustments related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, especially in periods of extremely low net income resulting from an adverse interest rate environment. In September 2009, the Board of Directors increased the targeted amount of restricted retained earnings to $1.8 billion from $1.2 billion, primarily to address an increase in the projected losses on the collateral underlying the Bank’s PLRMBS under stress case assumptions about housing market conditions. The retained earnings restricted in accordance with this policy increased to $1.1 billion at December 31, 2009, from $124 million at December 31, 2008.

As of December 31, 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 7.60%, exceeding the 4.00% requirement, and its risk-based capital was $14.7 billion, exceeding its $6.2 billion requirement.

During 2009, total assets decreased $128.3 billion, or 40%, to $192.9 billion at yearend 2009 from $321.2 billion at yearend 2008, primarily as a result of a decline in advances, which decreased by $102.1 billion, or 43%, to $133.6 billion at December 31, 2009, from $235.7 billion at December 31, 2008. Held-to-maturity securities decreased to $36.9 billion at December 31, 2009, from $51.2 billion at December 31, 2008, primarily because of principal payments, prepayments, and maturities in the MBS portfolio, OTTI charges recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. The reduction in MBS purchases during the year was due to the Bank’s decision to limit its purchases to agency residential MBS and to the scarcity of securities that met the Bank’s risk-adjusted spreads. During 2009, the Bank purchased $0.4 billion of MBS, all of which were agency residential MBS. Cash and due from banks decreased to $8.3 billion at December 31, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco (FRBSF), reflecting a reduction in the Bank’s short-term liquidity needs.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. In 2009, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during 2009.

Beginning in 2008, events affecting the financial services industry resulted in significant changes in the number, ownership structure, and liquidity of some of the industry’s largest companies, including some of the Bank’s largest borrowers. The Bank is not able to predict future trends in these and other institutions’ credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, and deposit growth, and the attractiveness of advances compared to other wholesale borrowing alternatives. If the advances outstanding to these and other institutions are not replaced when repaid, however, the decrease in advances may result in a reduction of the Bank’s total assets, capital, and net income. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank’s ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs. A significant decrease in advances could also affect the rate of dividends paid to the Bank’s shareholders, depending on how effectively the Bank reduces operating expenses as assets decrease and its ability to redeem or repurchase Bank capital stock.

On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold most of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank in 2008. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 million from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2.7 billion, remains classified as mandatorily redeemable capital stock (a liability). As of March 15, 2010, JPMorgan Chase Bank, National Association, was the Bank’s second largest borrower and shareholder.

On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells

Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 million from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1.6 billion, to mandatorily redeemable capital stock (a liability). As of March 15, 2010, Wells Fargo Bank, N.A. was the Bank’s fourth largest borrower and third largest shareholder.

During 2009, 25 member institutions were placed into receivership or liquidation. Four of these institutions had no advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to the other 21 institutions were either repaid prior to December 31, 2009, or assumed by other institutions, and no losses were incurred by the Bank. The Bank capital stock held by 16 of the 25 institutions totaling $162 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other nine institutions was transferred to other member institutions.

From January 1, 2010, to March 15, 2010, three member institutions were placed into receivership. The advances outstanding to two institutions were paid off prior to March 15, 2010, and the Bank capital stock held by these two institutions totaling $14 million was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the third institution were assumed by another member institution.

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

Funding and Liquidity

The U.S. government’s ongoing support of the agency debt markets improved the FHLBanks’ ability to issue term debt in 2009. On November 25, 2008, the Federal Reserve announced it would initiate a program to purchase the direct obligations of Fannie Mae, Freddie Mac, and the FHLBanks and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The Federal Reserve stated that this action was taken to reduce the cost and increase the availability of credit for the purchase of homes, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The Federal Reserve indicated that purchases of up to $100 billion in government-sponsored enterprises (GSE) direct obligations under the program would be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and would begin in early December 2008. The Federal Reserve subsequently increased the total purchase capacity to $200 billion. On November 4, 2009, the Federal Reserve announced that it would purchase a total of about $175 billion of GSE debt. The Federal Reserve stated that it would gradually slow the pace of its purchases and anticipated that these transactions would be executed by the end of the first quarter of 2010. During 2009, the Federal Reserve purchased $159.9 billion in agency term obligations, including $34.4 billion in FHLBank consolidated obligation bonds. The combination of declining FHLBank funding needs, Federal Reserve purchases of FHLBank direct obligations, and a monthly debt issuance calendar for global bonds generally improved the FHLBanks’ ability to issue debt at reasonable costs. During 2009, the FHLBanks issued $90.0 billion in global bonds and $641.3 billion in auctioned discount notes.

The FHLBanks’ funding costs for short-term discount notes relative to the London Interbank Offered Rate (LIBOR) generally increased during 2009. At the beginning of the year, LIBOR rates were relatively high because of low liquidity in the capital markets as a result of the financial crisis. Discount note rates remained low, however, as investors purchased GSE investments as part of a flight-to-quality strategy. Throughout 2009, liquidity conditions generally improved and LIBOR rates trended lower. As a result, the cost of discount notes relative to LIBOR increased to pre-credit crisis levels. As the spread between LIBOR and discount note rates rose during the second half of 2009, the Bank decreased the use of discount notes as a source of funding and increased the use of lower cost, short-lockout swapped callable bonds to meet the Bank’s liquidity needs.

In managing the Bank’s funding liquidity risk, the Bank considers the risk to three components it views as fundamental to its overall liquidity: structural liquidity, tactical liquidity, and contingency liquidity. Structural liquidity provides a framework for strategic positioning of the Bank’s long-term (greater than one year) funding needs. Tactical liquidity includes operational cash management in horizons as short as intraday to as long as one year. Contingency liquidity planning consists of stress testing the Bank’s ability to meet its funding obligations as they become due and to satisfy member requests to renew maturing advances through short-term investments in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a targeted period of 15 calendar days and that members do not renew any maturing, prepaid, or called advances during that time. The second scenario assumes that the Bank cannot access the capital markets for a targeted period of five calendar days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The Bank’s existing contingent liquidity guidelines were easily adapted to satisfy the Finance Agency’s final contingent liquidity guidelines, which were released in March 2009.

Following implementation of the U.S. government debt support programs in 2009, large domestic investors and some foreign investors resumed the purchase of GSE debt with maturities longer than one year. As a result, the Bank reduced its structural liquidity risk during 2009 through increased term issuance of bullet and swapped callable debt. The effects of the end of the U.S. government GSE debt purchase program are uncertain, may pose a risk to the Bank’s ability to issue long-term funding, and could lead the Bank to place greater reliance on short-term funding.

Results of Operations

Comparison of 2009 to 2008

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2009 and 2008, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2009				2008
(In millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$6		$—	0.17%	$—		$—	—%
Federal funds sold	14,230		23	0.16	13,927		318	2.28
Trading securities:
MBS	33		1	3.03	46		2	4.35
Available-for-sale securities:
Other investments	149		—	0.25	—		—	—
Held-to-maturity securities:
MBS	35,585		1,449	4.07	38,781		1,890	4.87
Other investments	10,012		31	0.31	15,545		425	2.73
Mortgage loans held for portfolio, net	3,376		157	4.65	3,911		200	5.11
Advances(1)	179,689		2,800	1.56	251,184		8,182	3.26
Loans to other FHLBanks	239		—	0.11	23		—	1.93

Total interest-earning assets	243,319		4,461	1.83	323,417		11,017	3.41
Other assets(2)(3)(4)	4,347		—	—	7,767		—	—

Total Assets	$247,666		$4,461	1.80%	$331,184		$11,017	3.33%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$174,350		$2,199	1.26%	$227,804		$7,282	3.20%
Discount notes	53,813		472	0.88	80,658		2,266	2.81
Deposits(2)	2,066		1	0.05	1,462		24	1.64
Borrowings from other FHLBanks	6		—	0.16	20		—	1.02
Mandatorily redeemable capital stock	3,541		7	0.21	1,249		14	3.93
Other borrowings	7		—	0.10	17		—	1.69

Total interest-bearing liabilities	233,783		2,679	1.15	311,210		9,586	3.08
Other liabilities(2)(3)	5,052		—	—	6,969		—	—

Total Liabilities	238,835		2,679	1.12	318,179		9,586	3.01
Total Capital	8,831		—	—	13,005		—	—

Total Liabilities and Capital	$247,666		$2,679	1.08%	$331,184		$9,586	2.89%

Net Interest Income			$1,782				$1,431

Net Interest Spread(5)				0.68%				0.33%

Net Interest Margin(6)				0.73%				0.44%

Interest-earning Assets/Interest-bearing Liabilities	104.08%				103.92%

Total Average Assets/Regulatory Capital Ratio(7)	20.0	x			23.2	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $966 million and $388 million for 2009 and 2008, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $2.1 billion and $1.5 billion for 2009 and 2008, respectively.
(2)	Average balances do not reflect the effect of reclassifications of cash collateral.
(3)	Includes forward settling transactions and fair value adjustments for certain cash items.
(4)	Includes OTTI charges on held-to-maturity securities related to all other factors.
(5)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	For this purpose, regulatory capital includes mandatorily redeemable capital stock and excludes accumulated other comprehensive income.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2009 compared to 2008. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2009 Compared to 2008

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(295)	$7	$(302)
Trading securities: MBS	(1)	—	(1)
Held-to-maturity securities:
MBS	(441)	(147)	(294)
Other investments	(394)	(113)	(281)
Mortgage loans held for portfolio	(43)	(26)	(17)
Advances(2)	(5,382)	(1,900)	(3,482)
Loans to other FHLBanks	—	1	(1)

Total interest-earning assets	(6,556)	(2,178)	(4,378)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(5,083)	(1,420)	(3,663)
Discount notes	(1,794)	(585)	(1,209)
Deposits	(23)	7	(30)
Mandatorily redeemable capital stock	(7)	57	(64)

Total interest-bearing liabilities	(6,907)	(1,941)	(4,966)

Net interest income	$351	$(237)	$588

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income.  Net interest income for 2009 was $1.8 billion, a 25% increase from $1.4 billion for 2008. The increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $689 million in 2009 compared to 2008. The decrease consisted of a $583 million decrease attributable to lower average yields on non-MBS investments and a $106 million decrease attributable to a 17% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $485 million in 2009 compared to 2008. The decrease consisted of a $312 million decrease attributable to lower average yields on MBS investments and mortgage loans, a $147 million decrease attributable to an 8% decrease in average MBS outstanding, and a $26 million decrease attributable to a 14% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by $17 million in 2009 and increased interest income by $41 million in 2008. This decrease was primarily due to slower projected prepayment speeds during 2009.

•

Interest income from advances decreased $5.4 billion in 2009 compared to 2008. The decrease consisted of a $3.5 billion decrease attributable to lower average yields and a $1.9 billion decrease attributable to a 28% decrease in average advances outstanding, reflecting lower member demand during 2009 relative to 2008. In addition, members and nonmember borrowers prepaid $17.6 billion of advances in 2009 compared to $12.2 billion in 2008. As a result of these advances prepayments, interest income was increased by net prepayment fees of $34 million in 2009. In 2008, interest income was decreased by net prepayment credits of $4 million. The increase in advances prepayments in 2009 reflected members’ reduced liquidity needs.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $6.9 billion in 2009 compared to 2008. The decrease consisted of a $4.9 billion decrease attributable to lower interest rates on consolidated obligations and a $2.0 billion decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

As a result of these factors, the net interest margin was 73 basis points for 2009, 29 basis points higher than the net interest margin for 2008, which was 44 basis points. The net interest spread was 68 basis points for 2009, 35 basis points higher than the net interest spread for 2008, which was 33 basis points. The increase in net interest income was partially offset by net interest expense on derivative instruments used in economic hedges, included in other income. In addition, the increase was partially due to a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of a lower interest rate environment and a steeper yield curve. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost. These increases were partially offset by the lower yield on invested capital because of the lower interest rate environment during 2009 and lower net interest spreads on the non-MBS investment portfolio.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, recognized in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate advances and MBS with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in LIBOR—the rate received on the adjustable rate leg—throughout 2009 significantly increased the interest rate swaps’ net interest expense.

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

Other Loss.  The following table presents the various components of other loss for the years ended December 31, 2009 and 2008.

(In millions)	2009	2008
Other Loss:
Services to members	$1	$1
Net gain/(loss) on trading securities	1	(1)
Total other-than-temporary impairment loss on held-to-maturity securities	(4,121)	(590)
Portion of impairment loss recognized in other comprehensive income/(loss)	3,513	—

Net other-than-temporary impairment loss on held-to-maturity securities	(608)	(590)
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(471)	890
Net gain/(loss) on derivatives and hedging activities	122	(1,008)
Other	7	18

Total Other Loss	$(948)	$(690)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $608 million OTTI credit-related charge on PLRMBS during 2009, compared to a $590 million OTTI charge, which included a credit-related charge of $20 million and a non-credit-related charge of $570 million, on PLRMBS during 2008. The main difference between the OTTI charge in 2009 compared to 2008 is the accounting treatment of the credit loss on PLRMBS in 2009 following the implementation of the new OTTI guidance. Under accounting guidance on OTTI adopted as of January 1, 2009, the portion of any OTTI related to credit loss is recognized in income, while the non-credit-related portion of any OTTI is recognized in other comprehensive income, a component of capital. Prior to the adoption of this guidance, all OTTI was recognized in income. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 6 to the Financial Statements.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net (loss)/gain on advances and consolidated obligation bonds held at fair value for the years ended December 31, 2009 and 2008.

(In millions)	2009	2008
Advances	$(572)	$914
Consolidated obligation bonds	101	(24)

Total	$(471)	$890

For 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank’s advances, partially offset by gains resulting from decreased swaption volatilities used in pricing fair value option putable advances during 2009. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds, partially offset by losses resulting from lower swaption volatilities used in pricing fair value option callable bonds during 2009.

For 2008, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank’s advances, partially offset by losses resulting from increased swaption volatilities used in pricing fair value option putable advances during 2008. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates of the consolidated obligation bonds, partially offset by gains resulting from increased swaption volatilities used in pricing fair value option callable bonds during 2008.

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that are economically hedged to these instruments.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities

2009 Compared to 2008

(In millions)	2009				2008
	Gains/(Loss)		Net Interest Income/ (Expense) on Economic Hedges		Gains/(Loss)		Net Interest Income/ (Expense) on Economic Hedges
Hedged Item	Fair Value Hedges, Net	Economic Hedges		Total	Fair Value Hedges, Net	Economic Hedges		Total
Advances:
Elected for fair value option	$—	$598	$(724)	$(126)	$—	$(908)	$(140)	$(1,048)
Not elected for fair value option	(36)	127	(141)	(50)	48	(167)	4	(115)
Consolidated obligations:
Elected for fair value option	—	68	(54)	14	—	(79)	(203)	(282)
Not elected for fair value option	60	(243)	467	284	(38)	256	219	437

Total	$24	$550	$(452)	$122	$10	$(898)	$(120)	$(1,008)

During 2009, net gains on derivatives and hedging activities totaled $122 million compared to net losses of $1.0 billion in 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $452 million in 2009, compared to net interest expense on derivative instruments used in economic hedges of $120 million in 2008. The increase in net interest expense was primarily due to the impact of the decrease in interest rates throughout 2009 on the floating leg of the interest rate swaps.

Excluding the $452 million impact from net interest expense on derivative instruments used in economic hedges, net gains for 2009 totaled $574 million as detailed above. The $574 million in net gains were primarily attributable to changes in interest rates and a decrease in swaption volatilities during 2009. Excluding the $120 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2008 totaled $888 million as detailed above. The $888 million in net losses was primarily attributable to the decline in interest rates and an increase in swaption volatilities during 2008.

Under the accounting for derivatives instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the underlying hedged instruments may also be carried at fair value so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value or cash flow hedges under the accounting for derivatives instruments and hedging activities. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

Under the fair value option, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank records the unrealized gains and losses on these assets and liabilities in “Net (loss)/gain on advances and consolidated obligation bonds held at fair value.” In general, transactions elected for the fair value option are in economic hedge relationships.

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

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) decreases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Other Expense.  Other expenses were $132 million in 2009 compared to $112 million in 2008, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and complexity.

Affordable Housing Program and Resolution Funding Corporation Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the Resolution Funding Corporation (REFCORP). REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. In addition, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank’s AHP provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. Each FHLBank provides its net income before the REFCORP and AHP assessments to REFCORP, which then performs the calculations for each quarter end.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). To the extent that the aggregate 10% calculation is less than $100 million, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $258 million, $197 million, and $318 million for their AHPs in 2009, 2008, and 2007, respectively, and there was no AHP shortfall in any of those years.

To fund REFCORP, each FHLBank is required to pay 20% of U.S. GAAP income after the assessment for the AHP, but before the assessment for REFCORP. The FHLBanks will continue to record an expense for the REFCORP assessments until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and on interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment occurs when the actual aggregate quarterly payment by all 12 FHLBanks falls short of $75 million.

The FHLBanks’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012. The FHLBanks’ aggregate payments through 2009 have satisfied $2 million of the $75 million scheduled payment due on April 15, 2012, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 million annual payments after December 31, 2009, until the annuity is satisfied.

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

In addition to the FHLBanks’ responsibility to fund REFCORP, the FHLBank presidents are appointed on a rotating basis to serve as two of the three directors on the REFCORP directorate.

The Bank set aside $58 million for the AHP in 2009, compared to $53 million in 2008, reflecting higher earnings in 2009. The Bank’s total REFCORP assessments equaled $128 million in 2009, compared to $115 million in 2008, reflecting higher earnings in 2009. The total assessments in 2009 and 2008 reflect the Bank’s effective “tax” rate on pre-assessment income of 27%. Since the Bank experienced a net loss in the fourth quarter of 2008, the Bank recorded a $51 million receivable from REFCORP in the Statements of Condition for the amount of the excess payments made during the nine months ended September 30, 2008. This receivable was applied as a credit toward the Bank’s 2009 REFCORP assessments.

Return on Average Equity.  Return on average equity (ROE) was 5.83% in 2009, an increase of 229 basis points from 3.54% in 2008. This increase reflected the decline in average equity, which decreased 32%, to $8.8 billion in 2009 from $13.0 billion in 2008, coupled with an increase in net income in 2009.

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

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2009, advances maturing within five years totaled $125.2 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2008, advances maturing within five years totaled $225.1 billion, also significantly in excess of the $0.6 billion of member deposits on that date. In addition, as of December 31, 2009 and 2008, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

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

As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may help preserve the Bank’s ability to pay dividends, the reversal of cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

Retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $181 million at December 31, 2009, and $52 million at December 31, 2008. In accordance with this provision, the amount increased by $129 million in 2009 as a result of net unrealized gains from valuation adjustments during this period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members’ paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit losses related to OTTI of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.1 billion at December 31, 2009, and $124 million at December 31, 2008. On May 29, 2009, the Bank’s Board of Directors amended the Bank’s Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target. In September 2009, the Board of Directors increased the targeted amount of restricted retained earnings to $1.8 billion from $1.2 billion. Most of the increase in the target was due to an increase in the projected losses on the collateral underlying the Bank’s PLRMBS under stress case assumptions about housing market conditions. On January 29, 2010, the Board of Directors adopted technical revisions to the Retained Earnings and Dividend Policy that did not have any impact on our methodology for calculating restricted retained earnings or the dividend.

Dividends Paid – In 2009, the Bank continued to face a number of challenges and uncertainties because of volatile market conditions, particularly in the PLRMBS market. Throughout the year, the Bank focused on preserving capital in response to the possibility of future OTTI charges on its PLRMBS portfolio. As a result, the Bank did not pay a dividend for the first and third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. The Bank recorded and paid the second quarter dividend during the third quarter of 2009. The Bank recorded the fourth quarter dividend on February 22, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the fourth quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about March 26, 2010. The Bank’s dividend rate for 2009, including both the second and fourth quarter dividends, was 0.28%. The Bank’s dividend rate for 2008 was 3.93%.

The Bank paid the second quarter dividend and expects to pay the fourth quarter dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of June 30, 2009, the Bank’s excess capital stock totaled $4.6 billion, or 2% of total assets. As of December 31, 2009, the Bank’s excess capital stock totaled $6.5 billion, or 3% of total assets.

The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

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

Comparison of 2008 to 2007

The Bank’s dividend rate for 2008 was 3.93%, compared to 5.20% for 2007. The 2008 dividend rate was lower than the rate for 2007 because the Bank did not pay a dividend for the fourth quarter of 2008 in anticipation of a potential OTTI charge. The OTTI charge incurred in the fourth quarter was partially offset by the increase in net income in 2008, which was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans).

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

Net income for 2008 decreased by $191 million, or 29%, to $461 million from $652 million in 2007. The decrease primarily reflected a decrease in other income, partially offset by growth in net interest income. The decrease in other income was chiefly due to the OTTI charge and to an increase in net interest expense on derivative instruments used in economic hedges.

Net interest income for 2008 rose $500 million, or 54%, to $1.4 billion from $931 million in 2007. The increase in net interest income was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans) and by higher average balances of advances and investments during 2008 compared to 2007.

The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2008 and 2007, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2008				2007
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$—		$—	—%	$242		$13	5.37%
Federal funds sold	13,927		318	2.28	12,679		660	5.21
Trading securities: MBS	46		2	4.35	63		4	6.35
Held-to-maturity securities: MBS	38,781		1,890	4.87	27,250		1,419	5.21
Other investments	15,545		425	2.73	14,132		741	5.24
Mortgage loans held for portfolio, net	3,911		200	5.11	4,370		215	4.92
Advances(1)	251,184		8,182	3.26	201,744		10,719	5.31
Loans to other FHLBanks	23		—	1.93	7		—	4.34

Total interest-earning assets	323,417		11,017	3.41	260,487		13,771	5.29
Other assets(2)(3)	7,767		—	—	4,098		—	—

Total Assets	$331,184		$11,017	3.33%	$264,585		$13,771	5.20%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)	$227,804		$7,282	3.20%	$206,630		$10,772	5.21%
Discount notes	80,658		2,266	2.81	41,075		2,038	4.96
Deposits(2)	1,462		24	1.64	467		22	4.71
Borrowings from other FHLBanks	20		—	1.02	6		—	2.55
Mandatorily redeemable capital stock	1,249		14	3.93	126		7	5.20
Other borrowings	17		—	1.69	13		1	5.28

Total interest-bearing liabilities	311,210		9,586	3.08	248,317		12,840	5.17
Other liabilities(2)(3)	6,969		—	—	5,022		—	—

Total Liabilities	318,179		9,586	3.01	253,339		12,840	5.07
Total Capital	13,005		—	—	11,246		—	—

Total Liabilities and Capital	$331,184		$9,586	2.89%	$264,585		$12,840	4.85%

Net Interest Income			$1,431				$931

Net Interest Spread(4)				0.33%				0.12%

Net Interest Margin(5)				0.44%				0.36%

Interest-earning Assets/Interest-bearing Liabilities	103.92%				104.90%

Total Average Assets/Regulatory Capital Ratio(6)	23.2	x			23.3	x

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest (expense)/income on interest rate exchange agreements of $(388) million and $230 million for 2008 and 2007, respectively. Interest expense on consolidated obligation bonds includes net interest income/(expense) on interest rate exchange agreements of $1.5 billion and $(867) million for 2008 and 2007, respectively.
(2)	Average balances do not reflect the effect of reclassifications of cash collateral.
(3)	Includes forward settling transactions and fair value adjustments for certain cash items.
(4)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	For this purpose, regulatory capital includes mandatorily redeemable capital stock and excludes accumulated other comprehensive income.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2008 compared to 2007. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis

2008 Compared to 2007

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$(13)	$(7)	$(6)
Federal funds sold	(342)	60	(402)
Trading securities: MBS	(2)	(1)	(1)
Held-to-maturity securities:
MBS	471	567	(96)
Other investments	(316)	68	(384)
Mortgage loans held for portfolio	(15)	(23)	8
Advances(2)	(2,537)	2,233	(4,770)

Total interest-earning assets	(2,754)	2,897	(5,651)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(3,490)	1,014	(4,504)
Discount notes	228	1,377	(1,149)
Deposits	2	24	(22)
Mandatorily redeemable capital stock	7	10	(3)
Other borrowings	(1)	—	(1)

Total interest-bearing liabilities	(3,254)	2,425	(5,679)

Net interest income	$500	$472	$28

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.
(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income.  Net interest income for 2008 rose $500 million, or 54%, to $1.4 billion from $931 million for 2007. The increase was driven primarily by the following:

•

Interest income on non-MBS investments decreased $671 million in 2008 compared to 2007. The decrease consisted of a $792 million decrease attributable to lower average yields on non-MBS investments, partially offset by a $121 million increase attributable to a 9% increase in average non-MBS investment balances.

•

Interest income from the mortgage portfolio increased $454 million in 2008 compared to 2007. The increase consisted of a $566 million increase attributable to a 42% increase in average MBS outstanding and an $8 million increase attributable to higher average yields on mortgage loans, partially offset by a $97 million decrease attributable to lower average yields on MBS investments, and a $23 million decrease attributable to an 11% decrease in average mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $41 million in 2008 and decreased interest income by $18 million in 2007. The increased amortization of net discounts was due to a lower interest rate environment during 2008, resulting in faster projected prepayment rates.

•

Interest income from advances decreased $2.5 billion in 2008 compared to 2007. The decrease consisted of a $4.7 billion decrease attributable to lower average yields because of decreases in interest rates for new advances and adjustable rate advances repricing at lower rates. The decrease was partially offset by a $2.2 billion increase attributable to a 25% increase in average advances outstanding, reflecting higher member demand during 2008 relative to 2007.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $3.3 billion in 2008 compared to 2007. The decrease consisted of a $5.7 billion decrease attributable to lower interest rates on consolidated obligations, partially offset by a $2.4 billion increase attributable to higher average consolidated obligation balances, which were issued primarily to finance the growth in advances and MBS investments.

•

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

As a result of these factors, the net interest margin was 44 basis points for 2008, 8 basis points higher than the net interest margin for 2007, which was 36 basis points. The increase reflected higher net interest spreads on the mortgage portfolio and a higher net interest spread on advances made to members during 2008 compared to 2007. The increases were partially offset by a lower yield on invested capital due to the lower interest rate environment during 2008.

The net interest spread was 33 basis points for 2008, 21 basis points higher than the net interest spread for 2007, which was 12 basis points. The increase reflected a higher net interest spread on the Bank’s mortgage portfolio, reflecting the favorable impact of a lower interest rate environment, a steeper yield curve, and wider market spreads on new MBS investments. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. In addition, lower short-term funding costs, measured as a spread below LIBOR, favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio and resulted in higher net interest spreads on new advances. The lower short-term funding costs relative to LIBOR were driven primarily by events adversely affecting the financial markets, which led to higher demand for short-term FHLBank consolidated obligations.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, recognized in “Other (Loss)/Income.” The increase reflected economic hedges used to hedge fixed rate advances and MBS with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in LIBOR—the rate received on the adjustable rate leg—throughout 2008 significantly increased the interest rate swaps’ net interest expense.

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

Other (Loss)/Income.  The following table presents the various components of other loss for the years ended December 31, 2008 and 2007.

(In millions)	2008	2007
Other (Loss)/Income:
Services to members	$1	$1
Net loss on trading securities	(1)	—
Other-than-temporary impairment charge on held-to-maturity securities	(590)	—
Net gain on advances and consolidated obligation bonds held at fair value	890	—
Net (loss)/gain on derivatives and hedging activities	(1,008)	52
Other	18	2

Total Other (Loss)/Income	$(690)	$55

Other-Than-Temporary Impairment Charge on Held-to-Maturity Securities – The Bank recognized a $590 million OTTI charge on PLRMBS during 2008. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments and in Note 5 to the Financial Statements in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gains on advances and consolidated obligation bonds held at fair value for the year ended December 31, 2008. The Bank adopted the fair value measurement guidance on January 1, 2008.

(In millions)	2008
Advances	$914
Consolidated obligation bonds	(24)

Total	$890

For 2008, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank’s advances, partially offset by losses resulting from increased swaption volatilities used in pricing fair value option putable advances during 2008. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates of the consolidated obligation bonds, partially offset by gains resulting from increased swaption volatilities used in pricing fair value option callable bonds during 2008.

In general, transactions elected for the fair value option are in economic hedge relationships. These gains or losses are generally offset by losses or gains on derivatives that are economically hedged to these instruments.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in 2008 and 2007.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

2008 Compared to 2007

(In millions)	2008				2007
	Gains/(Loss)		Net Interest Income/ (Expense) on Economic Hedges	Total	Gains/(Loss)		Net Interest Income/ (Expense) on Economic Hedges	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges			Fair Value Hedges, Net	Economic Hedges

Advances:
Elected for fair value option	$—	$(908)	$(140)	$(1,048)	$—	$—	$—	$—
Not elected for fair value option	48	(167)	4	(115)	2	(4)	4	2
Consolidated obligations:
Elected for fair value option	—	(79)	(203)	(282)	—	—	—	—
Not elected for fair value option	(38)	256	219	437	(26)	84	(8)	50

Total	$10	$(898)	$(120)	$(1,008)	$(24)	$80	$(4)	$52

During 2008, net losses on derivatives and hedging activities totaled $1.0 billion compared to net gains of $52 million in 2007. These amounts included net interest expense on derivative instruments used in economic hedges of $120 million in 2008, compared to net interest expense on derivative instruments used in economic hedges of $4 million in 2007. The increase in net interest expense was primarily due to the impact of the decrease in interest rates throughout most of 2008 on the floating leg of the interest rate swaps.

Excluding the $120 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2008 totaled $888 million. The $888 million in net losses was primarily attributable to the decline in interest rates and increase in swaption volatilities during 2008. Excluding the $4 million impact from net interest expense on derivative instruments used in economic hedges, net gains for 2007 totaled $56 million.

Other Expense.  Other expenses were $112 million in 2008 compared to $98 million in 2007, primarily because of increases in the number of employees, salary increases, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and complexity, as well as increased compliance requirements related to the Sarbanes-Oxley Act of 2002.

Return on Average Equity.  ROE was 3.54% in 2008, a decrease of 226 basis points from 5.80% in 2007. The decrease reflected the 29% decrease in net income, to $461 million in 2008 from $652 million in 2007. In addition, average capital increased 16% to $13.0 billion in 2008 from $11.2 billion in 2007.

Dividends.  The Bank’s dividend rate for 2008 was 3.93%, compared to 5.20% for 2007. The 2008 dividend rate was lower than the rate for 2007 primarily because the Bank did not pay a dividend for the fourth quarter of 2008 in anticipation of a potential OTTI charge. The OTTI charge incurred in the fourth quarter was partially offset by the increase in net interest income in 2008, which was primarily driven by a higher net interest spread on the Bank’s mortgage portfolio (MBS and mortgage loans), as well as higher average advances and investment balances.

The spread between the dividend rate and the dividend benchmark increased to 0.97% for 2008 from 0.75% for 2007. The increased spread reflects a decrease in the dividend benchmark, which resulted from the significant drop in short-term interest rates following the Federal Open Market Committee’s reductions in the target Federal funds rate from September 2007 through December 2008.

Financial Condition

Total assets were $192.9 billion at December 31, 2009, a 40% decrease from $321.2 billion at December 31, 2008, primarily as a result of a decline in advances, which decreased by $102.1 billion or 43%, to $133.6 billion at December 31, 2009, from $235.7 billion at December 31, 2008. In addition to the decline in advances, cash and due from banks decreased to $8.3 billion at December 31, 2009, from $19.6 billion at December 31, 2008, Federal funds sold decreased to $8.2 billion at December 31, 2009, from $9.4 billion at December 31, 2008, and held-to-maturity securities decreased to $36.9 billion at December 31, 2009, from $51.2 billion at December 31, 2008. Average total assets were $247.7 billion for 2009, a 25% decrease compared to $331.2 billion for 2008. Average advances were $179.7 billion for 2009, a 28% decrease from $251.2 billion for 2008.

The decline in member advance demand reflected diminished member lending activity in response to a contracting economy, tighter underwriting standards, and members’ efforts to preserve and build capital. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. In addition, the financial condition of many members deteriorated in 2009, and some members reduced their Bank borrowings in response to changes the Bank made to their credit and collateral terms. Held-to-maturity securities decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio, OTTI charges recognized on the PLRMBS, and a substantial reduction in purchases of new MBS. The reduction in MBS purchases during the year was due to the Bank’s decision to limit its purchases to agency residential MBS and to the scarcity of securities that met the Bank’s risk-adjusted spreads. During 2009, the Bank purchased $0.4 billion of MBS, all of which were agency residential MBS. The decrease in cash and due from banks was primarily in cash held at the FRBSF, reflecting a reduction in the Bank’s short-term liquidity needs.

Advances outstanding at December 31, 2009, included unrealized gains of $1.1 billion, of which $524 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $616 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2008, included unrealized gains of $2.7 billion, of which $1.4 billion represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $1.3 billion represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains on the hedged advances and advances carried at fair value from December 31, 2008, to December 31, 2009, was primarily attributable to increased long-term interest rates relative to the actual coupon rates on the Bank’s advances, partially offset by gains resulting from decreased swaption volatilities.

Total liabilities were $186.6 billion at December 31, 2009, a 40% decrease from $311.5 billion at December 31, 2008, reflecting decreases in consolidated obligations outstanding from $304.9 billion at December 31, 2008, to $180.3 billion at December 31, 2009. The decrease in consolidated obligations outstanding paralleled the decrease in assets during 2009. Average total liabilities were $238.8 billion for 2009, a 25% decrease compared to $318.2 billion for 2008. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $228.2 billion for 2009 and $308.5 billion for 2008.

Consolidated obligations outstanding at December 31, 2009, included unrealized losses of $1.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $53 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2008, included unrealized losses of $3.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and $50 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses of the hedged consolidated obligation bonds and consolidated obligation bonds carried at fair value from December 31, 2008, to December 31, 2009, was primarily attributable to the reversal of prior period losses.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $930.6 billion at December 31, 2009, and $1,251.5 billion at December 31, 2008.

As of December 31, 2009, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of December 31, 2009, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA+. As of December 31, 2009, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2009, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank may be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $161.4 billion (84% of total assets) at December 31, 2009, from $278.2 billion (87% of total assets) at December 31, 2008, representing a decrease of $116.8 billion, or 42%. The decrease primarily reflected lower demand for advances by the Bank’s members and, to a lesser extent, repayment and prepayment of advances by nonmember borrowers.

Adjusted net interest income for this segment was $700 million in 2009, a decrease of $162 million, or 19%, compared to $862 million in 2008. The declines were primarily attributable to the lower yield on invested capital because of the lower interest rate environment during 2009, lower net interest spreads on the non-MBS investment portfolio, and lower average balances of advances. Members and nonmember borrowers prepaid $17.6 billion of advances in 2009 compared to $12.2 billion in 2008. As a result of these advances prepayments, interest income was increased by net prepayment fees of $34 million in 2009. In 2008, interest income was decreased by net prepayment credits of $4 million. The increase in advances prepayments in 2009 reflected members’ reduced liquidity needs, as described below.

Adjusted net interest income for this segment was $862 million in 2008, an increase of $27 million, or 3%, compared to $835 million in 2007. The increase was primarily attributable to the effect of higher interest rates on higher average advances and investment balances. Members and nonmember borrowers prepaid $12.2 billion of advances in 2008 compared to $1.7 billion in 2007. Interest income from advances was partially offset by the impact of advances prepayments, which reduced interest income by $4 million in 2008. In 2007, interest income was increased by prepayment fees of $1 million. The decrease in advances prepayments in 2008 primarily reflected net losses on the interest rate exchange agreements hedging the prepaid advances, partially offset by prepayment fees received on the advances.

Adjusted net interest income for this segment represented 56%, 65%, and 87% of total adjusted net interest income for 2009, 2008, and 2007, respectively. The decreases in 2009 and 2008 were due to lower earnings on the Bank’s invested capital because of the lower interest rate environment and to an increase in adjusted net interest income for the mortgage-related business segment.

Advances – The par amount of advances outstanding decreased $100.6 billion, or 43%, to $132.3 billion at December 31, 2009, from $232.9 billion at December 31, 2008. The decrease reflects a $47.3 billion decrease in fixed rate advances, a $51.3 billion decrease in adjustable rate advances, and a $2.0 billion decrease in daily variable rate advances.

Advances outstanding to the Bank’s three largest borrowers totaled $81.9 billion at December 31, 2009, a net decrease of $79.7 billion from $161.6 billion at December 31, 2008. The remaining $20.9 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 65 institutions increased their advances during 2009, while 234 institutions decreased their advances.

Average advances were $179.7 billion in 2009, a 28% decrease from $251.2 billion in 2008. The decline in member advance demand reflected diminished member lending activity in response to a contracting economy, tighter underwriting standards, and members’ efforts to preserve and build capital. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. In addition, the financial condition of many members deteriorated in 2009, and some members reduced their Bank borrowings in response to changes the Bank made to their credit and collateral terms.

The components of the advances portfolio at December 31, 2009 and 2008, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	2009	2008
Standard advances:
Adjustable – LIBOR	$60,993	$111,603
Adjustable – other indices	288	444
Fixed	48,606	80,035
Daily variable rate	1,496	3,564

Subtotal	111,383	195,646

Customized advances:
Adjustable – LIBOR, with caps and/or floors	—	10
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,125	1,625
Fixed – amortizing	485	578
Fixed with PPS(1)	15,688	30,156
Fixed with caps and PPS(1)	200	—
Fixed – callable at member’s option	19	315
Fixed – putable at Bank’s option	2,910	4,009
Fixed – putable at Bank’s option with PPS(1)	503	588

Subtotal	20,930	37,281

Total par value	132,313	232,927
Hedging valuation adjustments	524	1,353
Fair value option valuation adjustments	616	1,299
Net unamortized premiums	106	85

Total	$133,559	$235,664

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $18.8 billion as of December 31, 2009, a decrease of $2.8 billion, or 13%, from $21.6 billion as of December 31, 2008. During 2009, Federal funds sold decreased $1.2 billion, interest-bearing deposits decreased $4.7 billion, while commercial paper increased $0.9 billion and Temporary Liquidity Guarantee Program (TLGP) investments increased $2.2 billion.

The weighted average maturity of non-MBS investments other than housing finance agency bonds has lengthened to 131 days as of December 31, 2009, from 21 days as of December 31, 2008. In the fourth quarter of 2009, the Bank purchased $2.2 billion of TLGP investments in the secondary market with one- to three-year remaining terms to maturity, which increased the weighted average maturity of the total non-MBS investment portfolio.

Cash and Due from Banks – Cash and due from banks decreased to $8.3 billion at December 31, 2009, from $19.6 billion at December 31, 2008. The decrease was primarily in cash held at the FRBSF, reflecting a reduction in the Bank’s short-term liquidity needs.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $113.3 billion, or 42%, from $268.4 billion at December 31, 2008, to $155.2 billion at December 31, 2009. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At December 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $220.8 billion, of which $53.7 billion were hedging advances, $166.5 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2008, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $308.9 billion, of which $87.9 billion were hedging advances and $220.7 billion were hedging consolidated obligations, and $0.3 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During 2009, rates on long-term U.S. Treasury securities increased because of market expectations of increased Treasury issuance and investor concern about inflation. Since December 31, 2008, 3-month LIBOR declined from 1.43% to 0.25% as credit and liquidity conditions in the short-term interbank lending market improved. The following table provides selected market interest rates as of the dates shown.

Market Instrument	December 31, 2009	December 31, 2008
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.06	0.13
3-month LIBOR	0.25	1.43
2-year Treasury note	1.14	0.77
5-year Treasury note	2.68	1.55

The average cost of fixed rate FHLBank System consolidated obligation bonds and discount notes was lower in 2009 than in 2008 as a result of the general decline in market interest rates and the purchase of GSE debt by the Federal Reserve.

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR rates in 2009 and 2008. Lower issuance and strong investor demand for longer-term GSE debt resulted in lowered borrowing costs for FHLBank System bonds relative to LIBOR compared to a year ago. For short-term debt in 2009, the Bank experienced a higher cost on discount notes relative to LIBOR compared to a year ago. The higher cost reflected the decrease of LIBOR and the change of investor sentiment, as the exceptionally strong demand for short-term, high-quality investments experienced in 2008 abated in 2009.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2009	December 31, 2008
Consolidated obligation bonds	–18.4	–16.7
Consolidated obligation discount notes (one month and greater)	–42.4	–73.5

At December 31, 2009, the Bank had $130.7 billion of swapped non-callable bonds and $25.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 96% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2008, the Bank had $157.6 billion of swapped non-callable bonds and $8.5 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 78% of the Bank’s total consolidated obligation bonds outstanding.

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

At December 31, 2009, assets associated with this segment were $31.5 billion (16% of total assets), a decrease of $11.5 billion, or 27%, from $43.0 billion at December 31, 2008 (13% of total assets). The decrease was due to principal payments, prepayments, and maturities in the MBS portfolio, OTTI charges recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. The reduction in MBS purchases during the year was due to the Bank’s decision to limit its purchases to agency residential MBS and to the scarcity of securities that met the Bank’s risk-adjusted spreads. During 2009, the Bank purchased $0.4 billion of MBS, all of which were agency residential MBS. The MBS portfolio decreased $10.9 billion to $28.2 billion at December 31, 2009, from $39.1 billion at December 31, 2008, and mortgage loan balances decreased $0.7 billion to $3.0 billion at December 31, 2009, from $3.7 billion at December 31, 2008. Average MBS investments decreased $3.2 billion in 2009 to $35.6 billion compared to $38.8 billion in 2008. Average mortgage loans decreased $0.5 billion to $3.4 billion in 2009 from $3.9 billion in 2008.

Adjusted net interest income for this segment was $543 million in 2009, an increase of $72 million, or 15%, from $471 million in 2008. The increase for 2009 was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of a lower interest rate environment and a steeper yield curve. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost.

Adjusted net interest income for this segment was $471 million in 2008, an increase of $344 million, or 271%, from $127 million in 2007. The increase was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rate environment, a steeper yield curve, and wider market spreads on new MBS investments. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost. The steeper yield curve further reduced the cost of financing the Bank’s investment in MBS and mortgage loans. Lower short-term funding costs, measured as a spread below LIBOR, also favorably impacted the spread on the floating rate portion of the Bank’s MBS portfolio. In 2008, the wider market spreads on MBS that had been prevalent since October 2007 allowed the Bank to invest in new MBS at higher than historical profit spreads, further improving the overall spread on the Bank’s portfolio of MBS and mortgage loans. The increase also reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased adjusted net interest income by $41 million in 2008 and decreased adjusted net interest income by $18 million in 2007. The increased amortization of net discounts was due to a lower interest rate environment during 2008, resulting in faster projected prepayment rates.

Adjusted net interest income for this segment represented 44%, 35%, and 13% of total adjusted net interest income for 2009, 2008, and 2007, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the member that sold the loan share in the credit risk of the loans. For more information regarding credit risk, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.”

Mortgage loans that were purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Under the MPF Program, a conforming loan is one that does not exceed the conforming loan limits for loans purchased by Fannie Mae based on data published and supervisory guidance issued by the Finance Agency, as successor to the Finance Board and the Office of Federal Housing Enterprise Oversight. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

The Federal Home Loan Bank of Chicago (FHLBank of Chicago), which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased as of December 31, 2009, until those loans are fully repaid.

At December 31, 2009 and 2008, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2009 and 2008, were as follows:

(In millions)	2009	2008
MPF Plus	$2,800	$3,387
Original MPF	257	336

Subtotal	3,057	3,723
Net unamortized discounts	(18)	(10)

Mortgage loans held for portfolio	3,039	3,713
Less: Allowance for credit losses	(2)	(1)

Mortgage loans held for portfolio, net	$3,037	$3,712

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2009 and 2008, only the FHLBank of Chicago owned participation interests in some of the Bank’s MPF loans.

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2009 and 2008.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2009	2008
Outstanding amounts wholly owned by the Bank	$1,948	$2,320
Outstanding amounts with participation interests by FHLBank:
San Francisco	1,109	1,403
Chicago	658	819

Total	$3,715	$4,542

Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	12,296	13,977
Number of outstanding loans participated	13,319	15,591

Total number of loans outstanding	25,615	29,568

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

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $2 million at December 31, 2009, and $1 million at December 31, 2008. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under MPF Program.”

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of December 31, 2009 and 2008.

(Dollars in millions)	2009		2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	243	$29	235	$29
Between 60 and 89 days	81	10	44	5
90 days or more	177	22	84	9

Total	501	$61	363	$43

At December 31, 2009, the Bank had 501 loans that were 30 days or more delinquent totaling $61 million, of which 177 loans totaling $22 million were classified as nonaccrual or impaired. For 103 of these loans, totaling $11 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

At December 31, 2009, the Bank’s other assets included $3 million of real estate owned resulting from the foreclosure of 26 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 million of real estate owned resulting from the foreclosure of 7 mortgage loans held by the Bank.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $28.2 billion, or 193% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at December 31, 2009, compared to $39.1 billion, or 289% of Bank capital, at December 31, 2008. During 2009, the Bank’s MBS portfolio decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio, OTTI charges recognized on the PLRMBS, and a substantial reduction in the purchase of new MBS investments. The reduction in MBS purchases during the year was due to the Bank’s decision to limit its purchases to agency residential MBS and to the scarcity of securities that met the Bank’s risk-adjusted spreads. The Bank purchased $0.4 billion of MBS, all of which were agency residential MBS, during 2009. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks by predominantly purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $11.5 billion, or 27%, to $31.5 billion at December 31, 2009, from $43 billion at December 31, 2008, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At December 31, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.2 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2008, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $22.7 billion, of which $21.9 billion were economic hedges associated with consolidated obligations and $0.8 billion were fair value hedges associated with consolidated obligations.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Moody’s has rated the FHLBanks’ consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.

During 2009, the ability of the GSEs, including the FHLBank System, to issue debt improved substantially compared to the prior year, especially in maturities of two to five years. Total debt issuance volume declined, however, because of the decline in advances outstanding in 2009. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

The Bank’s equity capital resources are governed by its capital plan, which is described in the “Capital” section below.

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

The Bank’s ability to expand in response to increased member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balance of outstanding advances increases (and formerly, as it sold mortgage loans to the Bank). The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum regulatory capital ratio requirement is currently 4.0%. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes AOCI. The additional capital stock from higher balances of advances and mortgage loans supports growth in the balance sheet, which includes not only the increase in advances and mortgage loans, but also increased investment in MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As changing member credit needs result in reduced advances and as mortgage loan balances decline, members will have capital stock in excess of the amount required by the capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s excess capital stock, at the Bank’s discretion, if the member reduces its advances or the balance of mortgage loans it has sold to the Bank decreases. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

During the last several years, the Bank experienced a significant expansion and then a contraction of its balance sheet. Advances increased from $162.9 billion at December 31, 2005, to $251.0 billion at December 31, 2007, and then declined to $133.6 billion at December 31, 2009. The expansion and contraction of advances were supported by similar increases and decreases in consolidated obligations. Consolidated obligations increased from $210.2 billion at December 31, 2005, to $303.7 billion at December 31, 2007, and then declined to $180.3 billion at December 31, 2009. The expansion was also supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), increased from $9.6 billion at December 31, 2005, to $13.6 billion at December 31, 2007. Capital stock did not contract significantly between December 31, 2007, and December 31, 2009, however, because the Bank did not repurchase excess capital stock during 2009 in order to preserve capital in response to the possibility of future OTTI charges on its PLRMBS portfolio. In 2009, the Bank redeemed, at par value, mandatorily redeemable capital stock in the amount of $16 million that had reached the end of its five-year redemption period. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), decreased slightly from $13.6 billion at December 31, 2007, to $13.4 billion at December 31, 2009.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, and deposit growth, and the attractiveness of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to pay operating expenditures as they come due, and to support its members’ daily liquidity needs. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Capital

Total capital as of December 31, 2009, was $6.2 billion, a 36% decrease from $9.8 billion as of December 31, 2008. The decrease is primarily due to the $3.5 billion impairment charge related to all other factors recorded in other comprehensive income in 2009 on the Bank’s PLRMBS. In addition, as a result of the merger of Wachovia Mortgage, FSB, into Wells Fargo Bank, N.A., the Bank transferred $1.6 billion in capital stock to mandatorily redeemable capital stock (a liability). These decreases were partially offset by an increase of $1.1 billion in retained earnings and the acquisition by members of $618 million in mandatorily redeemable capital stock previously held by nonmembers. Bank capital stock acquired by members from nonmembers is reclassified from mandatorily redeemable capital stock (a liability) to capital stock.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. During 2009, the five-year redemption period for $16 million in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates. Although the Bank continues to redeem stock upon expiration of the five-year redemption period, the Bank has not repurchased excess stock since the fourth quarter of 2008 to preserve the Bank’s capital.

The Bank repurchased surplus capital stock totaling $792 million and excess capital stock that was not surplus capital stock totaling $1.7 billion in 2008.

Excess capital stock totaled $6.5 billion as of December 31, 2009, which included surplus capital stock of $5.8 billion.

Provisions of the Bank’s capital plan are more fully discussed in Note 13 to the Financial Statements.

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.) The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank’s credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2009 and 2008. During 2009, the Bank’s required risk-based capital decreased from $8.6 billion at December 31, 2008, to $6.2 billion at December 31, 2009. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank’s market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	2009		2008
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$6,207	$14,657	$8,635	$13,539
Total regulatory capital	$7,714	$14,657	$12,850	$13,539
Total regulatory capital ratio	4.00%	7.60%	4.00%	4.21%
Leverage capital	$9,643	$21,984	$16,062	$20,308
Leverage ratio	5.00%	11.40%	5.00%	6.32%

The Bank’s total regulatory capital ratio increased to 7.60% at December 31, 2009, from 4.21% at December 31, 2008, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted previously.

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

Concentration Risk

Advances.  The following table presents the concentration in advances to institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding as of December 31, 2009, 2008, and 2007. It also presents the interest income from these advances excluding the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2009, 2008, and 2007.

Concentration of Advances and Interest Income from Advances

(Dollars in millions)	2009		2008		2007
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$46,544	35%	$80,026	34%	$95,879	38%
JPMorgan Chase Bank, National Association(2)	20,622	16	57,528	25	54,050	22
Wells Fargo Bank, N.A.(3)	14,695	11	24,015	10	24,110	10

Subtotal	81,861	62	161,569	69	174,039	70
Others	50,452	38	71,358	31	76,375	30

Total par amount	$132,313	100%	$232,927	100%	$250,414	100%

	2009		2008		2007
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$446	12%	$2,733	32%	$4,625	44%
JPMorgan Chase Bank, National Association(2)	1,255	33	1,898	22	1,537	15
Wells Fargo Bank, N.A.(3)	244	6	948	11	1,097	10

Subtotal	1,945	51	5,579	65	7,259	69
Others	1,854	49	3,014	35	3,227	31

Total	$3,799	100%	$8,593	100%	$10,486	100%

(1)	Borrower advance amounts and total advance amounts are at par value and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and the fair value option.
(2)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold most of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(3)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 million from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1.6 billion, to mandatorily redeemable capital stock (a liability).
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

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

If these institutions were to prepay the advances (subject to the Bank’s limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank’s assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank’s dividend rate until appropriate adjustments were made to the Bank’s capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank’s short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank’s capital plan, Class B stock is redeemable upon five years’ notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program.  The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2009 and 2008.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,391	78%	18,613	73%
OneWest Bank, FSB(2)	409	13	4,893	19

Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8

Total	$3,057	100%	25,615	100%

December 31, 2008
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, FSB(2)	509	14	5,532	19

Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9

Total	$3,723	100%	29,568	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its servicing obligations under its participating financial institution agreement with the Bank and to provide supplemental mortgage insurance for its master commitments when required.

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

Members that sold mortgage loans to the Bank through the MPF Program made representations and warranties that the loans comply with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank’s agreement with the institution provides that the institution is required to repurchase the loan as a result of the breach of the institution’s representations and warranties. In the case of Washington Mutual Bank, the MPF contractual obligations were assumed by JPMorgan Chase Bank, National Association, and in the case of IndyMac Bank, F.S.B., the MPF contractual obligations were assumed by IndyMac Federal Bank, FSB, and were subsequently assumed by OneWest Bank, FSB, making JPMorgan Chase Bank, National Association, IndyMac Federal Bank, FSB, and OneWest Bank, FSB, each a successor. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, FSB. The Bank obtains a Type II Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations, service auditor’s report to confirm the effectiveness of the MPF Provider’s controls over the services it provides to the Bank, including its monitoring of the participating institution’s servicing. During 2009, the FHLBank of Chicago outsourced a portion its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating institution a servicing termination fee, in the event a participating institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating institution or any successor.

Capital Stock.  The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2009 and 2008.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2009		2008
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,695	20	2,995	22
Wells Fargo Bank, N.A.(2)	1,567	12	1,572	12

Subtotal	8,139	61	8,444	63
Others	5,279	39	4,919	37

Total	$13,418	100%	$13,363	100%

(1)    On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold most of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank in 2008. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 million from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2.7 billion, remains classified as mandatorily redeemable capital stock (a liability).

(2)    On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 million from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1.6 billion, to mandatorily redeemable capital stock (a liability).

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Derivatives Counterparties.  The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of December 31, 2009 and 2008:

Concentration of Derivatives Counterparties

(Dollars in millions)		2009		2008
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional	Notional Amount	Percentage of Total Notional
Deutsche Bank AG	A	$36,257	15%	$75,316	23%
JPMorgan Chase Bank, National Association	AA	34,297	15	51,287	15
Barclays Bank PLC	AA	35,060	15	50,015	15
BNP Paribas	AA	25,388	11	22,251	7

Subtotal		131,002	56	198,869	60
Others	At least A	104,012	44	132,774	40

Total		$235,014	100%	$331,643	100%

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

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and with the Bank’s own Risk Management Policy. In their asset-liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs and to meet its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments and the issuance of new consolidated obligation bonds and discount notes. The Bank maintains short-term, high-quality money market investments in amounts that average up to three times the Bank’s capital as a primary source of funds to satisfy these requirements and objectives. Growth in advances to members may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the growth in advances is provided by the borrowing members, through their capital requirements, which are based in part on outstanding advances. At December 31, 2009, the Bank’s total regulatory capital ratio was 7.60%, 3.60% above the minimum regulatory requirement. At December 31, 2008, the Bank’s total regulatory capital ratio was 4.21%, 0.21% above the minimum regulatory requirement.

The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Finance Agency guidelines require each FHLBank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the FHLBank cannot access the capital markets for a targeted period of 15 calendar days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the FHLBank cannot access the capital markets for a targeted period of five calendar days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The Bank’s existing contingent liquidity guidelines were easily adapted to satisfy the Finance Agency’s final contingent liquidity guidelines, which were released in March 2009.

The Bank has a regulatory contingency liquidity requirement to maintain at least five business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. The regulatory requirement does not stipulate that the Bank renew any maturing advances during the five-day timeframe. In addition to the regulatory requirement and Finance Agency guidelines on contingency liquidity, the Bank’s asset-liability management committee has a formal guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This guideline allows the Bank to consider its mortgage assets as a source of funds by expecting to use those assets as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2009 and 2008. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. The Bank projects the amount and timing of expected exercises of the call options of callable bonds for which it is the primary obligor in its liquidity and debt issuance planning. The projections of expected exercises of bond calls are performed at then-current interest rates and at both higher and lower levels of interest rates. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the five-business-day and 90-day periods following December 31, 2009 and 2008. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2009		As of December 31, 2008
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$32	$32	$470	$470
Demand deposits	1,647	1,647	2,552	2,552
Maturing member term deposits	16	28	63	103
Discount note and bond maturities and expected exercises of bond call options	7,830	52,493	14,686	101,157

Subtotal obligations	9,525	54,200	17,771	104,282

Sources of available funds:
Maturing investments	9,185	15,774	10,986	20,781
Cash at FRBSF	8,280	8,280	19,630	19,630
Proceeds from scheduled settlements of discount notes and bonds	30	1,090	960	960
Maturing advances and scheduled prepayments	4,762	36,134	6,349	62,727

Subtotal sources	22,257	61,278	37,925	104,098

Net funds available	12,732	7,078	20,154	(184)

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,457	—	27,567
Housing finance agency bonds	—	—	—	561
Marketable money market investments	3,339	—	5,909	—
TLGP investments	2,186	2,186	—	—

Subtotal contingent sources	5,525	21,643	5,909	28,128

Total contingent funds available	$18,257	$28,721	$26,063	$27,944

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

The significant increase in net funds available in the 90-day period to a positive $7.1 billion in 2009 from a negative $184 million in 2008, as noted in the table above, was due to increased issuance of discount notes and bonds with maturities beyond 90 days in 2009 compared to 2008.

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2009.

In 2008, the Bank and the other FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility), as authorized by the Housing Act. None of the FHLBanks drew on the GSE Credit Facility in 2008 or in 2009, and the Lending Agreements expired on December 31, 2009. The GSE Credit Facility was designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings were to be agreed to at the time of borrowing. Loans under the Lending Agreements were to be secured by collateral acceptable to the U.S. Treasury, which could consist of FHLBank member advances collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. The amount of collateral was subject to an increase or decrease (subject to approval of the U.S. Treasury) at any time by delivery of an updated listing of collateral.

In general, the FHLBank System’s debt issuance capability increased significantly in 2009 compared to 2008 because of the Federal Reserve’s direct purchases of U.S. agency debt, a substantial increase in large domestic investor demand, and some additional interest by foreign investors. Short-term debt issuance, as represented by discount note funding costs, returned to near pre-2007 levels. In addition, investor demand for short-lockout callable debt enabled FHLBanks to return to using these swapped instruments as a reliable source of funding. Although the overall ability and cost to issue debt improved in 2009, the improvements took place when total debt issuance volume subsided because of a significant decline in advances outstanding.

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

Advances.  The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

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

In accordance with the FHLBank Act, members may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the FDIC with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1.029 billion.

Under the Bank’s written lending agreements with its members, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for the member to pledge additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding to the member and requiring the delivery of all pledged collateral. In addition, if a member fails to repay any advance or is otherwise in default on its obligations to the Bank, the Bank may foreclose on and liquidate the member’s collateral and apply the proceeds toward repayment of the member’s advances. The Bank’s collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the member’s collateral at the time of liquidation, and other factors could affect the amount of proceeds the Bank is able to realize from liquidating a member’s collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral it continued to hold and apply those proceeds toward repayment of the member’s advances.

The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a UCC-1 financing statement for each member pledging loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member’s creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers for value or by parties that have actual perfected security interests.

Pursuant to the Bank’s lending agreements with its members, the Bank limits the amount it will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank’s collateral field review of the member’s collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member’s financial strength and condition, and the concentration of collateral type. Under the terms of the Bank’s lending agreements, the aggregate borrowing capacity of a member’s pledged eligible collateral must meet or exceed the total amount of the member’s outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member’s aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member’s borrowing capacity to its obligations to the Bank, as required.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of December 31, 2009 and 2008. During 2009, the Bank’s internal member credit quality ratings reflected continued financial deterioration of some members and nonmember borrowers resulting from market conditions and other factors. Credit quality ratings are determined based on results from the Bank’s credit model and on other qualitative information, including regulatory examination reports. The Bank assigns each member and nonmember borrower an internal rating from one to ten, with one as the highest rating. Changes in the number of members and nonmember borrowers in each of the credit quality rating categories may occur because of the addition of new Bank members as well as changes to the credit quality ratings of the institutions based on the analysis discussed above.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

By Credit Quality Rating

(Dollars in millions)
December 31, 2009
Member or Nonmember Borrower Credit Quality Rating	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
	Number	Number	Credit Outstanding(1)	Total	Used
1-3	68	52	$23,374	$33,334	70%
4-6	204	143	107,273	185,845	58
7-10	149	107	6,940	12,589	55

Total	421	302	$137,587	$231,768	59%

December 31, 2008
Member or Nonmember Borrower Credit Quality Rating	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
	Number	Number	Credit Outstanding(1)	Total	Used
1-3	124	104	$24,128	$49,077	49%
4-6	268	203	201,726	224,398	90
7-10	49	40	12,802	16,144	79

Total	441	347	$238,656	$289,619	82%

(1)   Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)   Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

By Unused Borrowing Capacity

(Dollars in millions)

December 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	25	$7,281	$7,611
11% – 25%	43	33,154	42,353
26% – 50%	79	88,702	137,123
More than 50%	155	8,450	44,681

Total	302	$137,587	$231,768

December 31, 2008
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	71	$195,344	$200,892
11% – 25%	51	20,814	25,232
26% – 50%	81	11,051	17,308
More than 50%	144	11,447	46,187

Total	347	$238,656	$289,619

(1)    Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

The amount of credit outstanding to institutions that were using substantially all of their available collateral borrowing capacity decreased significantly in 2009 primarily because of the reduction in advances outstanding to members and nonmembers. Total collateral borrowing capacity declined in 2009 because members and nonmembers reduced the amount of collateral they pledged to the Bank as they reduced their borrowings. Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by management. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2009, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2009 and 2008.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)	December 31, 2009		December 31, 2008
Securities Type with Current Credit Rating	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$1,284	$1,280	$217	$216
Agency (notes, subordinated debt, structured notes, indexed amortization notes, and Small Business Administration pools)	7,366	7,298	2,004	1,982
Agency pools and collateralized mortgage obligations	23,348	22,738	26,020	25,032
PLRMBS – publicly registered AAA-rated senior tranches	535	379	6,523	3,903
Private-label home equity MBS – publicly registered AAA-rated senior tranches	1	—	420	178
Private-label commercial MBS – publicly registered AAA-rated senior tranches	89	68	1,394	817
PLRMBS – publicly registered AA-rated senior tranches	197	84	1,619	545
PLRMBS – publicly registered A-rated senior tranches	189	30	5,329	625
PLRMBS – publicly registered BBB-rated senior tranches	185	21	321	17
PLRMBS – publicly registered AAA- or AA-rated subordinate tranches	2	1	1,599	176
Private-label home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	16	3	2,279	509
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	13	8	3,018	907
PLRMBS – private placement AAA-rated senior tranches	—	—	3	2
Term deposits with the FHLBank of San Francisco	29	29	89	89
Other	—	—	4,403	440

Total	$33,254	$31,939	$55,238	$35,438

With respect to loan collateral, most members may choose to pledge loan collateral using a specific identification method or a blanket lien method. Members pledging under the specific identification method must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. Under the blanket lien method, a member generally pledges, if available, all loans secured by real estate, all loans made for commercial, corporate, or business purposes, and all participations in these loans, whether or not the individual loans are eligible to receive borrowing capacity. Members pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method, which entails a quarterly review by the Bank of certain data regarding the member and its pledged collateral.

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

As of December 31, 2009, 70% of the loan collateral pledged to the Bank was pledged by 40 institutions under specific identification, 16% was pledged by 184 institutions under blanket lien with detailed reporting, and 14% was pledged by 120 institutions under blanket lien with summary reporting.

For each member that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the member and the pledged collateral. During the member’s collateral field review, the Bank examines a statistical sample of the member’s pledged loans. The loan examination validates the loan ownership and confirms the existence of the critical legal documents. The loan examination also identifies applicable secondary market discount, including discounts for high-risk credit attributes.

The Bank monitors each member’s borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral reflect the assigned value of the collateral and a margin for the costs and risks of liquidation. The Bank reviews the margins for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For residential first lien mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses a third-party pricing vendor. The third-party vendor uses proprietary analytical tools to calculate the value of a residential mortgage loan based on the projected future cash flows of the loan. The vendor models the future performance of each individual loan and generates the monthly cash flows given the current loan characteristics and applying specific market assumptions. The value of each loan is determined based on the present value of those cash flows after being discounted by the current market yields commonly used by buyers of these types of loans. The current market yields are derived by the third-party pricing vendor from prevailing conditions in the secondary market. For residential first lien mortgage loans pledged under a blanket lien with summary reporting and for all other loan collateral types, the Bank does not use a third-party pricing vendor or its own pricing model. Instead, the Bank assigns a standard value for each collateral type using available market information.

As of December 31, 2009, the Bank’s maximum borrowing capacities for loan collateral ranged from 30% to 93% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under a blanket lien with detailed reporting were as follows: 93% for first lien residential mortgage loans, 68% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 30% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2009 and 2008.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)	December 31, 2009		December 31, 2008
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$203,874	$117,511	$260,598	$142,004
Second lien residential mortgage loans and home equity lines of credit	81,562	17,468	111,275	34,568
Multifamily mortgage loans	37,011	21,216	41,437	26,517
Commercial mortgage loans	58,783	30,550	71,207	36,643
Loan participations	21,389	12,097	20,728	11,679
Small business, small farm, and small agribusiness loans	3,422	672	4,252	963
Other	1,055	314	6,357	1,807

Total	$407,096	$199,828	$515,854	$254,181

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At December 31, 2009 and 2008, the amount of these loans totaled $38 billion and $53 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

MPF Program.  Both the Bank and the FHLBank of Chicago approved the Bank members that became participants in the MPF Program. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency’s acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

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

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank’s credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, the MPF Program methodology was confirmed by a nationally recognized statistical rating organization (NRSRO) as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expected to have the same probability of incurring credit losses in excess of the First Loss Account and the participating institution’s credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor would have of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

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

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member’s credit enhancement to the extent available. As a result of declines in the credit performance of certain master commitments combined with more stringent credit enhancement requirements in the NRSRO methodology, six of the ten Original MPF master commitments, totaling $246 million and representing 95% of total current principal, could no longer achieve the specified rating because of insufficient levels of credit enhancement. The Bank considers these additional risk characteristics in the evaluation of appropriate loss allowances and in the determination of its risk-based capital requirements.

The aggregate First Loss Account for all participating institutions for Original MPF for the years ended December 31, 2009, 2008, and 2007, was as follows:

First Loss Account for Original MPF

(In millions)	2009	2008	2007
Balance, beginning of the year	$1.0	$0.9	$0.7
Amount accumulated during the year	0.1	0.1	0.2

Balance, end of the year	$1.1	$1.0	$0.9

The participating institution’s credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.3 million in 2009, $0.4 million in 2008, and $0.4 million in 2007 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account was negotiated for each Master Commitment. The participating institution provides credit enhancement for loans sold to the Bank under MPF Plus by maintaining a supplemental mortgage insurance (SMI) policy that equals its credit enhancement obligation. Typically, the amount of the First Loss Account is equal to the deductible on the SMI policy. However, the SMI policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the SMI policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the SMI policy. If the deductible on the SMI policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the SMI policy deductible has been met. Once the deductible has been met, the SMI policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. If the SMI provider’s claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the SMI policy (or the substitute credit enhancement provided by the participating institution), all credit losses on loans not covered by the policy, and all special hazard losses, if any.

At December 31, 2009, 77% of the participating institutions’ credit enhancement obligation on MPF Plus loans was met through the maintenance of SMI. At December 31, 2008, 81% of the participating members’ credit enhancement obligation on MPF Plus loans was met through the maintenance of SMI. None of the SMI was provided by participating institutions or their affiliates at December 31, 2009 and 2008.

As a result of more stringent credit enhancement requirements in the NRSRO methodology or declines in the NRSRO claims-paying ability ratings of the SMI companies, as of December 31, 2009, four of the Bank’s MPF Plus master commitments (totaling $2.5 billion and representing 88% of outstanding MPF Plus balances) were no longer the credit equivalent of an AA rating. Three of these master commitments (totaling $2.3 billion) continued to rely on SMI coverage for a portion of their credit enhancement obligation, which was provided by two SMI companies and totaled $40.0 million. The claims-paying ability ratings of these two SMI companies were below the AA rating required for the program; one was rated BBB- and the other was rated B+. The participating institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $2.1 billion) did not achieve AA credit equivalency solely because the SMI company was rated BBB-.

The First Loss Account for MPF Plus for the years ended December 31, 2009, 2008, and 2007, was as follows:

First Loss Account for MPF Plus

(In millions)	2009	2008	2007
Balance, beginning of the year	$13	$13	$13
Amount accumulated during the year	—	—	—

Balance, end of the year	$13	$13	$13

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank had a de minimis loss in 2009, 2008, and 2007 on the sale of real-estate-owned property acquired as a result of foreclosure on MPF Plus loans and recovered the losses through the performance credit enhancement fees. The Bank reduced net interest income for credit enhancement fees totaling $2.5 million in 2009, $3.4 million in 2008, and $3.8 million in 2007 for MPF Plus loans. The Bank’s liability for performance-based credit enhancement fees for MPF Plus was $1 million at December 31, 2009, $1 million at December 31, 2008, and $1 million at December 31, 2007.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank’s mortgage loan portfolio on management’s estimate of probable credit losses in the portfolio as of the Statements of Condition date. The Bank performs periodic reviews of its portfolio to identify the probable losses within the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment.

Mortgage loan delinquencies for the past five years were as follows:

(Dollars in millions)	2009	2008	2007	2006	2005
30 – 59 days delinquent	$29	$29	$19	$22	$24
60 – 89 days delinquent	10	5	4	3	4
90 days or more delinquent	22	9	5	4	4

Total delinquencies	$61	$43	$28	$29	$32

Nonaccrual loans(1)	$22	$9	$5	$4	$4
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Delinquencies as a percentage of total mortgage loans outstanding	1.99%	1.17%	0.68%	0.62%	0.61%
Nonaccrual loans as a percentage of total mortgage loans outstanding	0.70%	0.25%	0.13%	0.09%	0.08%

(1)	Nonaccrual loans at December 31, 2009, included 103 loans, totaling $11 million, for which the loan was in foreclosure or the borrower of the loan was in bankruptcy. Nonaccrual loans at December 31, 2008, included 51 loans, totaling $5 million, for which the loan was in foreclosure or the borrower of the loan was in bankruptcy.

For 2009, the total amount of interest income that was contractually due on the nonaccrual loans, all of which was received, was insignificant.

Delinquencies amounted to 1.99% of the total loans in the Bank’s portfolio as of December 31, 2009, which was below the national delinquency rate for prime fixed rate mortgages of 6.31% in the fourth quarter of 2009 published in the Mortgage Bankers Association’s National Delinquency Survey. Delinquencies amounted to 1.17% of the total loans in the Bank’s portfolio as of December 31, 2008, which was below the national delinquency rate for prime fixed rate mortgages of 4.36% in the fourth quarter of 2008 published in the Mortgage Bankers Association’s National Delinquency Survey. The weighted average age of the Bank’s MPF mortgage loan portfolio was 77 months as of December 31, 2009, and 65 months as of December 31, 2008.

Investments.  The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank’s investments with any given counterparty according to the Bank’s own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing the best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

When the fair value of an individual investment security falls below its amortized cost, the Bank evaluates whether the decline is other than temporary. The Bank recognizes an other-than-temporary impairment when it determines that it will be unable to recover the entire amortized cost basis of the security and the fair value of the investment security is less than its amortized cost. The Bank considers its intent to hold the security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of the remaining cost basis, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

The following tables present the Bank’s investment credit exposure at the dates indicated, based on counterparties’ long-term credit ratings as provided by Moody’s, Standard & Poor’s, or Fitch Ratings.

Investment Credit Exposure

(In millions)

December 31, 2009
	Carrying Value
	Credit Rating(1)									Total
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C
Federal funds sold	$—	$5,374	$2,790	$—	$—	$—	$—	$—	$—	$8,164
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	23	—	—	—	—	—	—	—	—	23
GSEs:
Fannie Mae	8	—	—	—	—	—	—	—	—	8

Total trading securities	31	—	—	—	—	—	—	—	—	31

Available-for-sale securities:
TLGP(2)	1,931	—	—	—	—	—	—	—	—	1,931
Held-to-maturity securities:
Interest-bearing deposits	—	2,340	4,170	—	—	—	—	—	—	6,510
Commercial paper(3)	—	1,000	100	—	—	—	—	—	—	1,100
Housing finance agency bonds	28	741	—	—	—	—	—	—	—	769
TLGP(2)	304	—	—	—	—	—	—	—	—	304
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	—	—	—	—	—	—	—	16
GSEs:
Freddie Mac	3,423	—	—	—	—	—	—	—	—	3,423
Fannie Mae	8,467	—	—	—	—	—	—	—	—	8,467
Other:
PLRMBS	2,790	1,670	2,290	2,578	2,151	1,412	2,546	793	61	16,291

Total held-to-maturity securities	15,028	5,751	6,560	2,578	2,151	1,412	2,546	793	61	36,880

Total investments	$16,990	$11,125	$9,350	$2,578	$2,151	$1,412	$2,546	$793	$61	$47,006

Investment Credit Exposure

(In millions)
December 31, 2008
	Carrying Value
	Credit Rating(1)					Total
Investment Type	AAA	AA	A	BBB	B
Federal funds sold	$—	$7,335	$2,015	$81	$—	$9,431
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	25	—	—	—	—	25
GSEs:
Fannie Mae	10	—	—	—	—	10

Total trading securities	35	—	—	—	—	35

Held-to-maturity securities:
Interest-bearing deposits	—	3,340	7,860	—	—	11,200
Commercial paper(3)	—	150	—	—	—	150
Housing finance agency bonds	31	771	—	—	—	802
MBS:
Other U.S. obligations:
Ginnie Mae	19	—	—	—	—	19
GSEs:
Freddie Mac	4,408	—	—	—	—	4,408
Fannie Mae	10,083	—	—	—	—	10,083
Other:
PLRMBS	22,014	667	847	817	198	24,543

Total held-to-maturity securities	36,555	4,928	8,707	817	198	51,205

Total investments	$36,590	$12,263	$10,722	$898	$198	$60,671

(1)	Credit ratings of BB and lower are below investment grade.
(2)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.
(3)	The Bank’s investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its available-for-sale and held-to-maturity portfolios and Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposits (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its short-term unsecured Federal funds sold and interest-bearing deposits are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold and interest-bearing deposits were all with issuers that had credit ratings of at least A at December 31, 2009; and all of the securities had maturity dates within 45 days of December 31, 2009. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Bank policies set forth the capital and creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be FDIC-insured financial institutions or domestic branches of foreign commercial banks. In addition, for any unsecured credit line, a member counterparty must have at least $100 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital and a nonmember must have at least $250 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital. The general unsecured credit policy limits are as follows:

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	6
	A	9	18	3
	BBB	0	6	Overnight

Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

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

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, which is the 11th District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2009, all of the bonds were rated at least AA by Moody’s, Standard & Poor’s, or Fitch Ratings. There were no rating downgrades to the Bank’s housing finance agency bonds from January 1, 2010, to March 15, 2010. As of March 15, 2010, $386 million of the AA-rated housing finance agency bonds issued by CalHFA and insured by Ambac or MBIA were on negative watch according to Moody’s, Standard & Poor’s, or Fitch Ratings.

At December 31, 2009, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $138 million. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using reasonable assumptions for default rates and loss severity, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its housing finance agency bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of AA– at December 31, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank invests in corporate debentures issued under the Temporary TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its TLGP investments are temporary.

The Bank’s investments also include agency residential MBS that are backed by Fannie Mae, Freddie Mac, or Ginnie Mae and PLRMBS, some of which are issued by and/or purchased from members, former members, or their respective affiliates. The Bank does not have investment credit limits and terms that differ for members and nonmembers for these investments. Bank policy limits these MBS investments in total to three times the Bank’s capital.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank’s advances price levels.

All of the MBS purchased by the Bank are backed by pools of first lien residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. Bank policy prohibits the purchase of MBS backed by pools of mortgage loans labeled by the issuer as subprime or having certain Bank-defined subprime characteristics.

At December 31, 2009, PLRMBS representing 44% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of December 31, 2009, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $5.5 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its agency residential MBS are temporary.

In the second quarter of 2009, the 12 FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLRMBS.

Beginning in the second quarter of 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank completed its OTTI analysis primarily using key modeling assumptions provided by the OTTI Committee for the majority of its PLRMBS and certain home equity loan investments, including home equity asset-backed securities. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside of the scope of the FHLBanks’ OTTI Committee and were analyzed for OTTI by each individual FHLBank owning securities backed by such collateral.

Beginning with the third quarter of 2009, the process was changed by the OTTI Committee to expect each FHLBank to select 100% of its PLRMBS for purposes of OTTI cash flow analysis using the FHLBanks’ common platform and agreed-upon assumptions instead of only screening for at-risk securities. For certain PLRMBS for which underlying collateral data is not available, alternative procedures as determined by each FHLBank are expected to be used to assess these securities for OTTI.

The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

The Bank’s evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as proposed by the FHLBanks’ OTTI Committee and approved by the Bank, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2009. In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2009, assumed CBSA-level current-to-trough home price declines ranging from 0% to 15% over the next 9 to 15 months (average price decline during this time period equaled 5.4%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to the cash flow analysis of the Bank’s PLRMBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was 5 percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of 3% compared to 4% in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5% to 20% over the next 9 to 15 months. Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth year, and 3% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges could have been under the more stressful housing price scenario at December 31, 2009:

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	8	$1,046	$15	$(7)	11	$1,460	$61	$(40)
Alt-A	80	7,142	101	188	126	10,156	418	246

Total	88	$8,188	$116	$181	137	$11,616	$479	$206

The Bank uses models in projecting the cash flows for all PLRMBS for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank’s OTTI analysis and reviews, see Note 6 to the Financial Statements.

The following table presents the ratings of the Bank’s PLRMBS investments as of December 31, 2009, by year of issuance.

Unpaid Principal Balance of PLRMBS by Year of Issuance and Credit Rating

(In millions) December 31, 2009
	Unpaid Principal Balance
	Credit Rating(1)									Total
Year of Issuance	AAA	AA	A	BBB	BB	B	CCC	CC	C
Prime
2004 and earlier	$2,140	$706	$403	$81	$—	$25	$—	$—	$—	$3,355
2005	113	57	129	—	—	—	—	—	—	299
2006	257	—	316	287	86	—	115	—	—	1,061
2007	—	—	23	100	99	—	605	134	—	961
2008	—	—	—	44	269	—	—	77	—	390

Total Prime	2,510	763	871	512	454	25	720	211	—	6,066

Alt-A
2004 and earlier	254	629	652	96	—	45	—	—	—	1,676
2005	24	331	861	1,792	1,304	731	754	100	—	5,897
2006	—	—	—	111	306	99	774	525	—	1,815
2007	—	—	—	—	861	1,493	1,849	430	110	4,743
2008	—	—	—	303	—	—	—	—	—	303

Total Alt-A	278	960	1,513	2,302	2,471	2,368	3,377	1,055	110	14,434

Total par amount	$2,788	$1,723	$2,384	$2,814	$2,925	$2,393	$4,097	$1,266	$110	$20,500

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2009							Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support
Prime
2004 and earlier	$3,358	$353	$3,005	$—	$—	$—	5.55%	3.98%	8.27%	3.90%
2005	298	57	246	1	10	11	12.32	11.69	16.64	6.51
2006	1,043	136	907	4	32	36	8.41	9.15	9.92	6.77
2007	913	314	650	47	255	302	20.41	23.06	21.90	7.27
2008	387	101	302	4	99	103	22.58	30.00	31.19	31.19

Total Prime	5,999	961	5,110	56	396	452	9.83	9.96	12.61	3.90

Alt-A
2004 and earlier	1,693	310	1,384	2	39	41	13.02	7.92	16.53	8.78
2005	5,716	1,787	4,089	187	1,112	1,299	19.34	14.02	17.28	5.58
2006	1,641	517	1,211	152	261	413	32.05	22.65	21.58	9.74
2007	4,515	1,798	2,891	211	1,705	1,916	31.69	32.97	32.41	9.76
2008	302	147	155	—	—	—	17.28	31.80	32.88	32.88

Total Alt-A	13,867	4,559	9,730	552	3,117	3,669	24.22	21.00	23.03	5.58

Total	$19,866	$5,520	$14,840	$608	$3,513	$4,121	19.96%	17.73%	19.95%	3.90%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s PLRMBS by collateral type based on the classification at the time of origination and current credit rating.

Credit Ratings of PLRMBS as of December 31, 2009

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate
Prime
AAA-rated	$2,510	$2,510	$2,510	$225	3.86%
AA-rated	763	761	761	112	9.00
A-rated	871	864	854	155	9.58
BBB-rated	512	508	473	71	11.44
BB-rated	454	452	373	109	15.19
B-rated	25	25	25	5	22.11
CCC-rated	720	689	456	233	23.06
CC-rated	211	190	140	51	22.86

Total Prime	$6,066	$5,999	$5,592	$961	9.83%

Alt-A
AAA-rated	$278	$281	$281	$45	13.24%
AA-rated	960	968	909	209	14.16
A-rated	1,513	1,518	1,436	366	13.46
BBB-rated	2,302	2,301	2,104	665	16.12
BB-rated	2,471	2,393	1,778	855	23.18
B-rated	2,368	2,264	1,387	940	30.46
CCC-rated	3,377	3,111	2,090	1,163	31.52
CC-rated	1,055	926	653	272	34.90
C-rated	110	105	61	44	20.28

Total Alt-A	$14,434	$13,867	$10,699	$4,559	24.22%

Unpaid Principal Balance of PLRMBS by Collateral Type Classified at Origination

	December 31,
	2009			2008
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$3,083	$2,983	$6,066	$6,616	$1,823	$8,439
Alt-A	7,544	6,890	14,434	10,274	6,415	16,689

Total	$10,627	$9,873	$20,500	$16,890	$8,238	$25,128

PLRMBS in a Loss Position at December 31, 2009,

and Credit Ratings as of March 15, 2010

(Dollars in millions)
	December 31, 2009						March 15, 2010
PLRMBS backed by loans classified at origination as:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist
Prime	$6,066	$5,999	$5,592	$961	9.83%	41.38%	41.38%	74.49%	25.51%	21.53%
Alt-A	14,434	13,867	10,699	4,559	24.22	1.92	1.92	31.94	68.06	37.12

Total	$20,500	$19,866	$16,291	$5,520	19.96%	13.60%	13.60%	44.53%	55.47%	32.51%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Prime
2004 and earlier	89.57%	89.79%	85.02%	80.49%	83.03%
2005	82.15	78.16	70.43	63.61	74.71
2006	85.40	85.95	80.03	73.38	78.77
2007	67.64	62.69	64.78	63.10	73.05
2008	77.59	74.55	80.25	72.77	69.63
Weighted average of all Prime	84.23%	83.41%	80.14%	75.50%	79.78%

Alt-A
2004 and earlier	82.56%	81.27%	72.98%	72.24%	76.77%
2005	69.34	67.55	64.85	60.84	65.50
2006	66.74	64.48	58.69	57.38	63.44
2007	60.96	59.48	56.36	55.19	58.10
2008	51.17	49.16	58.72	66.20	72.40
Weighted average of all Alt-A	67.41%	65.73%	62.14%	60.07%	64.39%

Weighted average of all PLRMBS	72.39%	71.09%	67.80%	65.13%	69.56%

The following table summarizes rating agency downgrade actions on PLRMBS that occurred from January 1, 2010, to March 15, 2010. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

PLRMBS Downgraded from January 1, 2010, to March 15, 2010

Dollar Amounts as of December 31, 2009

	To BBB		To BB		To B		To CCC		To CC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AA	$52	$39	$—	$—	$—	$—	$—	$—	$—	$—	$52	$39
Downgrade from A	236	170	—	—	—	—	—	—	—	—	236	170
Downgrade from BBB	—	—	106	119	132	127	183	184	—	—	421	430
Downgrade from BB	—	—	—	—	173	166	336	355	—	—	509	521
Downgrade from B	—	—	—	—	—	—	330	364	—	—	330	364
Downgrade from CCC	—	—	—	—	—	—	—	—	244	265	244	265

Total	$288	$209	$106	$119	$305	$293	$849	$903	$244	$265	$1,792	$1,789

The securities that were downgraded from January 1, 2010, to March 15, 2010, were included in the Bank’s OTTI analysis performed as of December 31, 2009, and no additional OTTI charges were required as a result of these downgrades. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on these securities are temporary. The Bank believes that, as of December 31, 2009, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2009. Additional future OTTI credit charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2009 and 2008, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock) separately identified. The amounts include securities issued by the issuer’s holding company, along with its affiliated companies.

Investments: Portfolio Concentration

	December 31, 2009		December 31, 2008
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Federal funds sold	$8,164	$8,164	$9,431	$9,431
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	23	23	25	25
GSEs:
Fannie Mae	8	8	10	10

Total trading securities	31	31	35	35

Available-for-sale securities:
TLGP(1)	1,931	1,931	—	—
Held-to-maturity securities:
Interest-bearing deposits(2)	6,510	6,510	11,200	11,200
Commercial paper(2)	1,100	1,100	150	150
Housing finance agency bonds:
California Housing Finance Agency	769	631	802	806
TLGP(1)	304	303	—	—
MBS:
Other U.S. obligations:
Ginnie Mae	16	16	19	18
GSEs:
Freddie Mac	3,423	3,572	4,408	4,457
Fannie Mae	8,467	8,710	10,083	10,160
Other:
Bank of America Corporation	1,724	1,622	2,475	1,844
Bear Stearns Companies Inc.	—	—	1,626	1,070
Countrywide Financial Corporation	2,603	2,406	4,002	2,829
IndyMac Bank, F.S.B.	1,674	1,733	2,869	1,941
Lehman Brothers Inc.	2,343	2,126	3,245	2,324
UBS AG	1,202	1,113	1,962	1,290
Wells Fargo & Company	1,197	1,000	1,922	1,555
Other private-label issuers(2)	5,548	4,840	6,442	4,626

Total MBS	28,197	27,138	39,053	32,114

Total held-to-maturity securities	36,880	35,682	51,205	44,270

Total investments	$47,006	$45,808	$60,671	$53,736

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.
(2)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital.

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $4.6 billion carrying value of PLRMBS at December 31, 2009, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $2.5 billion carrying value of MBS at December 31, 2009, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $7.4 billion carrying value of PLRMBS at December 31, 2008, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $3.7 billion carrying value of MBS at December 31, 2008, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

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

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital, or (ii) an absolute dollar credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. The following table presents the Bank’s credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)

December 31, 2009

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$101,059	$1,129	$1,101	$28
A(2)	133,647	698	690	8

Subtotal	234,706	1,827	1,791	36
Member institutions(3)	308	—	—	—

Total derivatives	$235,014	$1,827	$1,791	$36

December 31, 2008

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$150,584	$1,466	$1,462	$4
A(2)	180,886	1,027	1,010	17

Subtotal	331,470	2,493	2,472	21
Member institutions(3)	173	—	—	—

Total derivatives	$331,643	$2,493	$2,472	$21

(1)    The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

(2)    Includes notional amounts of derivatives contracts outstanding totaling $16.6 billion at December 31, 2009, and $4.7 billion at December 31, 2008, with Citibank, N.A., a member that is a derivatives dealer counterparty.

(3)    Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at December 31, 2009, and at December 31, 2008.

At December 31, 2009, the Bank had a total of $235.0 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$234.7 billion represented notional amounts of derivatives contracts outstanding with 18 derivatives dealer counterparties. Seven of these counterparties made up 78% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 15% of the total. The remaining counterparties each represented less than

5% of the total. Six of these counterparties, with $95.9 billion of derivatives outstanding at December 31, 2009, were affiliates of members, and one counterparty, with $16.6 billion outstanding at December 31, 2009, was a member of the Bank.

•

$308 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at December 31, 2009, was $1.8 billion, which consisted of:

•

$1.8 billion of gross credit exposure on open derivatives contracts with 12 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $36 million.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, decreased to $1.8 billion at December 31, 2009, from $2.5 billion at December 31, 2008. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2008, to December 31, 2009, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

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

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). In September 2008, LBH filed for Chapter 11 bankruptcy. Because the bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank, the Bank terminated all outstanding positions with LBSF early and entered into derivatives transactions with other dealers to replace a large portion of the terminated transactions, which totaled $13.2 billion (notional). Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the terminations. LBSF subsequently filed for bankruptcy in October 2008.

Market Risk

Market risk is defined as the risk to the Bank’s net portfolio value of capital and net interest income (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

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

In May 2008, the Bank’s Board of Directors modified the market risk management objective in the Bank’s Risk Management Policy to maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank’s Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank’s asset-liability management committee (ALCO) apply to the Bank’s two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank’s exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Prior to the third quarter of 2009, in the case where specific PLRMBS were classified as other-than-temporarily impaired, market spreads were used from the date of impairment for the purpose of estimating net portfolio value of capital. Beginning in the third quarter of 2009, in the case of PLRMBS for which management expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of December 31, 2009.

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

The Market Value of Capital Sensitivity table below presents the sensitivity of the market value of capital (the market value of all of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using market spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2009	December 31, 2008
+200 basis-point change above current rates	–9.0%	–17.2%
+100 basis-point change above current rates	–5.3	–11.2
–100 basis-point change below current rates(2)	+12.1	+20.6
–200 basis-point change below current rates(2)	+21.6	+38.3

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2009, show less sensitivity than the estimates as of December 31, 2008, primarily because of improved MBS asset pricing and resulting reduced MBS asset spreads. Compared to interest rates as of December 31, 2008, interest rates as of December 31, 2009, were 102 basis points lower for terms of 1 year, 85 basis points higher for terms of 5 years, and 141 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2009, show substantially the same sensitivity compared to the estimates as of December 31, 2008.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2009	December 31, 2008
+200 basis-point change above current rates	–4.4%	–2.9%
+100 basis-point change above current rates	–1.8	–1.1
–100 basis-point change below current rates(2)	+0.2	+2.5
–200 basis-point change below current rates(2)	+0.1	+2.9

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank’s derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock.

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period January 2010 through December 2010 would be expected to decrease by 8 basis points, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was four months at December 31, 2009, and three months at December 31, 2008.

Total Bank Duration Gap Analysis

	December 31, 2009		December 31, 2008
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$192,862	9	$321,244	7
Liabilities	186,632	5	311,459	4

Net	$6,230	4	$9,785	3

(1) Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of December 31, 2009, is substantially the same compared to December 31, 2008.

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

The strategy to invest approximately 50% of members’ contributed capital in short-term assets is intended to mitigate the market value of capital risks associated with potential repurchase or redemption of members’ excess capital stock. The strategy to invest approximately 50% of capital in a laddered portfolio of instruments with maturities to four years is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

The Bank manages the estimated interest rate risk associated with mortgage assets, including prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance, temporary hedges of mortgage loan purchase commitments, or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Beginning in the third quarter of 2009, in the case of specific mortgage assets where management expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2009, and December 31, 2008.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital Attributable to the

Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2009	December 31, 2008
+200 basis-point change	–6.2%	–15.0%
+100 basis-point change	–4.0	–10.0
–100 basis-point change(2)	+11.1	+16.7
–200 basis-point change(2)	+19.8	+31.3

(1) Instantaneous change from actual rates at dates indicated. (2) Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2009, show less sensitivity than the estimates as of December 31, 2008, primarily because of improved MBS asset pricing and resulting reduced MBS asset spreads. Compared to interest rates as of December 31, 2008, interest rates as of December 31, 2009, were 102 basis points lower for terms of 1 year, 85 basis points higher for terms of 5 years, and 141 basis points higher for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe that the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2009, show substantially the same sensitivity compared to the estimates as of December 31, 2008.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2009	December 31, 2008
+200 basis-point change above current rates	–2.5%	–2.0%
+100 basis-point change above current rates	–1.0	–0.6
–100 basis-point change below current rates(2)	–0.4	+0.9
–200 basis-point change below current rates(2)	–1.0	+0.1

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

The primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks are as follows:

•	To convert fixed rate advances to LIBOR floating rate structures, which reduces the Bank’s exposure to fixed interest rates.

•	To convert non-LIBOR-indexed advances to LIBOR floating rate structures, which reduces the Bank’s exposure to basis risk from non-LIBOR interest rates.

•

To convert fixed rate consolidated obligations to LIBOR floating rate structures, which reduces the Bank’s exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable LIBOR floating rate debt instrument, allowing the Bank to reduce its funding costs.)

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2009 and 2008.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2009	December 31, 2008
Hedged Item: Advances

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$28,859	$36,106

Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,000	2,000

Receive fixed, pay floating interest rate swap	LIBOR floating rate advance converted to a fixed rate	Economic Hedge(1)	150	150

Basis swap	Floating rate advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	158	314

Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	1,708	12,342

Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	19,717	35,357

Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,125	1,635

Subtotal Economic Hedges(1)			24,858	51,798

Total			53,717	87,904

Hedged Item: Non-Callable Bonds

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	62,317	71,071

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	23,034	9,988

Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	505	15

Basis swap	Non-LIBOR floating rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	—	4,730

Basis swap	Non-LIBOR floating rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	28,130	29,978

Basis swap	Floating rate non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	24,261	44,993

Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	2,980	1,810

Subtotal Economic Hedges(1)			78,910	91,514

Total			141,227	162,585

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2009	December 31, 2008

Hedged Item: Callable Bonds

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	13,035	7,197

Pay fixed, receive floating interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	110	—

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	3,280	1,044

Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	9,105	243

Subtotal Economic Hedges(1)			12,495	1,287

Total			25,530	8,484

Hedged Item: Discount Notes

Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,685	4,000

Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	12,231	68,014

Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	—	300

Total			13,916	72,314

Hedged Item: Trading Securities

Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	8	10

Hedged Item: Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	46	86

Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	570	260

Total			616	346

Total Notional Amount			$235,014	$331,643

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives but do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). As a result, changes in the fair value of these interest rate exchange agreements are recorded in current period earnings. Finance Agency regulation and the Bank’s Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank’s policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The central focus of the financial management practices of the Bank is preserving and enhancing the long-term economic performance and risk management of the Bank. Under the accounting for derivative instruments and hedging activities, it is expected that reported U.S. GAAP net income and other comprehensive income will exhibit period to period volatility, which may be significant.

At December 31, 2009, the total notional amount of interest rate exchange agreements outstanding was $235.0 billion, compared with $331.6 billion at December 31, 2008. The $96.6 billion decrease in the notional amount of derivatives during 2009 was primarily due to a net $58.4 billion decrease in interest rate exchange agreements hedging consolidated obligation discount notes, a net $34.2 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, and a net $4.3 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, partially offset by a net $0.3 billion increase in interest rate exchange agreements hedging intermediary positions. The decrease in interest rate exchange agreements hedging consolidated obligation discount notes reflected decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of discount notes outstanding at December 31, 2009, relative to December 31, 2008. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under the accounting for derivative instruments and hedging activities to an economic hedge classification under the fair value option. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of December 31, 2009 and 2008.

(In millions)

December 31, 2009
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$28,859	$(523)	$524	$—	$1
Non-callable bonds	62,317	1,883	(1,893)	—	(10)
Callable bonds	13,035	32	(32)	—	—

Subtotal	104,211	1,392	(1,401)	—	(9)

Not qualifying for hedge accounting (economic hedges):
Advances	24,858	(560)	—	529	(31)
Non-callable bonds	78,826	457	—	(20)	437
Non-callable bonds with embedded derivatives	84	1	—	—	1
Callable bonds	12,495	(41)	—	100	59
Discount notes	13,916	60	—	—	60
MBS – trading	8	(1)	—	—	(1)
Intermediated	616	—	—	—	—

Subtotal	130,803	(84)	—	609	525

Total excluding accrued interest	235,014	1,308	(1,401)	609	516
Accrued interest	—	391	(395)	60	56

Total	$235,014	$1,699	$(1,796)	$669	$572

(In millions)

December 31, 2008
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$36,106	$(1,304)	$1,353	$—	$49
Non-callable bonds	71,071	3,589	(3,651)	—	(62)
Callable bonds	7,197	201	(211)	—	(10)

Subtotal	114,374	2,486	(2,509)	—	(23)

Not qualifying for hedge accounting (economic hedges):
Advances	51,798	(1,361)	—	1,139	(222)
Non-callable bonds	91,330	366	—	(23)	343
Non-callable bonds with embedded derivatives	184	1	—	—	1
Callable bonds	1,287	16	—	2	18
Discount notes	72,314	53	—	—	53
MBS – trading	10	—	—	—	—
Intermediated	346	—	—	—	—

Subtotal	217,269	(925)	—	1,118	193

Total excluding accrued interest	331,643	1,561	(2,509)	1,118	170
Accrued interest	—	520	(704)	130	(54)

Total	$331,643	$2,081	$(3,213)	$1,248	$116

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of December 31, 2009 and 2008.

Because the periodic and cumulative net gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value are primarily a matter of timing, the net gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationships may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The hedging and fair value option valuation adjustments during 2009 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) decreases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in these judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

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

Advances.  The allowance for credit losses on advances includes the following underlying assumptions that the Bank uses for evaluating its exposure to credit loss: (i) management’s judgment as to the creditworthiness of the members to which the Bank lends funds, and (ii) review and valuation of the collateral pledged by members. The Bank has policies and procedures in place to manage its credit risk on advances. These include:

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

At December 31, 2009, the Bank had $133.6 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $231.8 billion. At December 31, 2008, the Bank had $235.7 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $289.6 billion.

Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances is deemed necessary by management as of December 31, 2009 and 2008. The Bank has never experienced a credit loss on advances.

Significant changes to any of the factors described above could materially affect the Bank’s allowance for losses on advances. For example, the Bank’s current assumptions about the financial strength of any member may change because of various circumstances, such as new information becoming available regarding the member’s financial strength or changes in the national or regional economy. New information may require the Bank to place a member on credit watch, require the member to pledge additional collateral, require the member to deliver collateral, adjust the borrowing capacity of the member’s collateral, require prepayment of the advances, or provide for losses on advances.

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

The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels that management believes to be adequate to absorb estimated losses identified and inherent in the total mortgage portfolio. Setting the level of allowance for credit losses requires significant judgment and regular evaluation by management. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, are important in estimating mortgage loan losses, taking into account the credit enhancement. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.

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

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 million as of December 31, 2009. As of December 31, 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, and available credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the participating institution under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $1.0 million as of December 31, 2009, and $1.0 million as of December 31, 2008.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank’s potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If the analysis indicates the Bank has credit loss exposure, the Bank records a provision for credit losses on MPF Plus loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $0.7 million as of December 31, 2009. As of December 31, 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the participating institution under the terms of each Master Commitment. As of December 31, 2009 and 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

The following table presents information on delinquent mortgage loans as of December 31, 2009 and 2008.

(Dollars in millions)	2009		2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	243	$29	235	$29
Between 60 and 89 days	81	10	44	5
90 days or more	177	22	84	9

Total	501	$61	363	$43

At December 31, 2009, the Bank had 501 loans that were 30 days or more delinquent totaling $61 million, of which 177 loans totaling $22 million were classified as nonaccrual or impaired. For 103 of these loans, totaling $11 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43 million, of which 84 loans totaling $9 million were classified as nonaccrual or impaired. For 51 of these loans, totaling $5 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

(In millions)	2009	2008	2007	2006	2005
Balance, beginning of the year	$1.0	$0.9	$0.7	$0.7	$0.3
Chargeoffs – transferred to real estate owned	(0.3)	—	—	—	—
Recoveries	—	—	—	—	—
Provision for credit losses	1.3	0.1	0.2	—	0.4

Balance, end of the year	$2.0	$1.0	$0.9	$0.7	$0.7

Accounting for Derivatives

Accounting for derivatives includes the following assumptions and estimates by the Bank: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives (which is discussed in “Fair Values” below). The Bank’s assumptions and judgments include subjective calculations and estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

The Bank accounts for derivatives in accordance with the accounting for derivatives instruments and hedging activities. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following items:

•	Hedging strategy

•	Identification of the item being hedged

•	Determination of the accounting designation

•	Determination of the method used to assess the effectiveness of the hedging relationship

•	Assessment that the hedge is expected to be effective in the future if designated as a hedge

All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for qualifying hedges or as non-qualifying hedges (economic hedges). Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.

In addition, the Bank evaluates all transactions to determine whether an embedded derivative exists. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the Bank measures the fair value of the embedded derivative separately from the host contract and records the changes in fair value in earnings.

Assessment of Effectiveness.  Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet certain criteria under the accounting for derivative instruments and hedging activities may qualify for the “short-cut” method of assessing effectiveness. The short-cut method allows the Bank to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. No further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed. Included in these hedging relationships may be hedged items for which the settlement of the hedged item occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions to be 5 business days or less for advances and 30 calendar days, using a next business day convention, for consolidated obligations. The Bank designates the hedged item in a qualifying hedging relationship as of its trade date. Although the hedged item will not be recognized in the financial statements until settlement date, in certain circumstances when the fair value of the hedging instrument is zero on the trade date, the Bank believes that it meets a condition that allows the use of the short-cut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements. The Bank’s net unsecured credit exposure to derivatives counterparties was $36 million at December 31, 2009, and $21 million at December 31, 2008. See additional discussion of credit exposure to derivatives counterparties in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2009:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, the fair values of these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2009, the Bank measured certain of its held-to-maturity investment securities on a nonrecurring basis at Level 3 of the fair value hierarchy. For more information, see below for a discussion of the Bank’s OTTI analysis of its MBS portfolio.

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

The Bank employs internal control processes to validate the fair value of its financial instruments. These control processes are designed to ensure that the fair value measurements used for financial reporting are based on observable inputs wherever possible. In the event that observable market-based inputs are not available, the control processes are designed to ensure that the valuation approach used is appropriate and consistently applied and that the assumptions and judgments made are reasonable. The Bank’s control processes provide for segregation of duties and oversight of the fair value methodologies and valuations by management. Valuation models are regularly reviewed by the Bank and are subject to an independent model validation process. Any changes to the valuation methodology or the models are also reviewed to confirm that the changes are appropriate.

The assumptions and judgments applied by management may have a significant effect on the Bank’s estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank’s results of operations or financial condition. See Note 17 to the Financial Statements for further information regarding the fair value measurement guidance, including the classification within the fair value hierarchy of all the Bank’s assets and liabilities carried at fair value as of December 31, 2009.

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

Other-Than-Temporary Impairment for Investment Securities.  On April 9, 2009, the Financial Accounting Standards Board issued guidance that amended the existing OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This OTTI guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

For impaired debt securities, an entity is required to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security. If either of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changes the presentation and amount of the OTTI recognized in the statements of income. The impairment is separated into (i) the amount of the total OTTI related to credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income and is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The total OTTI is presented in the statements of income with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

The Bank closely monitors the performance of its investment securities classified as available-for-sale or held-to-maturity on at least a quarterly basis to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of PLRMBS and their adoption of the OTTI guidance in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency among all FHLBanks in the process for determining OTTI for PLRMBS.

In the second quarter of 2009, consistent with the objectives of the Finance Agency guidance, the 12 FHLBanks formed the OTTI Committee, which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLRMBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions. Each FHLBank is then responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies for its own use.

Beginning in the second quarter 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank completed its OTTI analysis primarily using key modeling assumptions approved by the OTTI Committee for the majority of its PLRMBS and certain home equity loan investments, including home equity asset-backed securities. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside the scope of the FHLBanks’ OTTI Committee and were analyzed for OTTI by each individual FHLBank owning securities backed by such collateral.

Beginning with the third quarter of 2009, the process was changed by the OTTI Committee to expect each FHLBank to select 100% of its PLRMBS for purposes of OTTI cash flow analysis using the FHLBanks’ common platform and agreed-upon assumptions instead of only screening for at-risk securities. For certain PLRMBS for which underlying collateral data was not available, alternative procedures as determined by each FHLBank were expected to be used to assess these securities for OTTI.

The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2009, assumed CBSA-level current-to-trough housing price declines ranging from 0% to 15% over the next 9 to 15 months (average price decline during this time period equaled 5.4%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank’s variable rate and hybrid PLRMBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology. In this regard, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009, and December 31, 2009.

For the quarter ended December 31, 2009, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable rate and hybrid PLRMBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation, which isolates the subsequent movements in the underlying interest rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time.

The Bank recorded an OTTI related to credit loss of $608 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for its variable rate and hybrid PLRMBS. If the Bank had continued to use its previous estimation technique, the OTTI related to credit loss would have been $674 million for the year ended December 31, 2009. The OTTI related to credit loss would not have been materially different from those previously reported had the Bank used the revised present value estimation technique.

Because there is a continuing risk that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock could be adversely affected.

Additional information about OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 6 to the Financial Statements.

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

The Bank amortizes premiums and accretes discounts from the acquisition dates of the MBS and mortgage loans. Where appropriate and allowed, the Bank uses estimates of prepayments and applies a level-yield calculation on a retrospective basis. The Bank applies the retrospective method on MBS and purchased mortgage loans for which prepayments reasonably can be expected and estimated. Use of the retrospective method may increase volatility of reported earnings during periods of changing interest rates, and the use of different estimates or assumptions as well as changes in external factors could produce significantly different results.

Recent Developments

Board of Directors of Federal Home Loan Bank System Office of Finance.  On August 4, 2009, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposal to expand the board of directors of the Office of Finance to include the 12 FHLBank presidents and three to five independent directors. The proposed rule provides that independent directors serve as the audit committee of the Office of Finance and be charged with the oversight of the Office of Finance’s preparation of accurate combined financial reports for the FHLBanks. The proposed rule also gives the audit committee the responsibility to ensure that the FHLBanks adopt consistent accounting policies and procedures. If the FHLBanks are not able to agree on consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may prescribe them. Comments were due on or before November 4, 2009.

FHLBank Membership for Community Development Financial Institutions (CDFIs).  On January 5, 2010, the Finance Agency published a final rule to amend its membership regulations to authorize non-federally insured CDFIs to become members of an

FHLBank. The newly eligible CDFIs include community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance. The final rule sets forth the eligibility and procedural requirements for CDFIs that want to become members of an FHLBank.

Minimum Capital.  On February 8, 2010, the Finance Agency published a notice of proposed rulemaking seeking comment on a proposed rule to effect Section 1111 of the Housing Act, which amended Section 1362 of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) to provide additional authorities for the Finance Agency regarding minimum capital requirements for the federal housing enterprises and the FHLBanks. Among other things, the amendment to the Safety and Soundness Act authorizes the Director of the Finance Agency to establish capital levels higher than the minimum levels specified for the FHLBanks under the Bank Act and for additional capital and reserve requirements with respect to products or activities, and to temporarily increase an established minimum capital level if it determines that an increase is necessary and consistent with prudential regulation and the safe and sound operation of an FHLBank. The proposed rule is intended to implement the Director’s authority in this regard and sets forth procedures and standards for imposing a temporary increase in the minimum capital levels to address the following factors: current or anticipated declines in the value of assets, the amounts of outstanding mortgage-backed securities, and the ability to access liquidity and funding; credit, market, operational, and other risks; current or projected declines in capital; compliance with regulations, written orders, or agreements; unsafe and unsound operations or practices; housing finance market conditions; level of reserves or retained earnings; initiatives, operations, products, or practices that entail heightened risk; ratio of the market value of equity to the par value of capital stock; or any other conditions as detailed by the Director. The proposed regulation also includes procedures for periodic review and rescission of a temporarily increased minimum capital level. The Bank is currently reviewing the notice of proposed rulemaking. Comments must be submitted by April 9, 2010.

Community Development Loans for Community Financial Institutions; Secured Lending by FHLBanks to Members and Affiliates.  On February 23, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposed rule that would implement Section 1211 of the Housing Act, which amended the Bank Act to include secured loans for community development activities as eligible collateral for community financial institution (CFI) members and to allow the Bank to make long-term advances to CFI members for purposes of financing community development activities. The proposed rule would add new definitions and make other conforming changes in accordance with Section 1211 of the Housing Act. The proposed rule would also add a new provision deeming any form of secured lending by an FHLBank to a member of any FHLBank to be an advance and prohibiting secured extensions of credit to an affiliate of any member. The Supplemental Information to the proposed rule clarifies that the Finance Agency considers any kind of secured lending to a member or member affiliate, including reverse repurchase agreements to be secured extensions of credit subject to the rule. Finally, the proposed rule would make some technical changes and transfer the advances and new business activities regulations from the Finance Board regulations to the Finance Agency regulations. The Bank is currently reviewing the notice of proposed rulemaking. Comments are due on or before April 26, 2010.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from the initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $930.6 billion at December 31, 2009, and $1,251.5 billion at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $178.2 billion at December 31, 2009, and $301.2 billion at December 31, 2008. At December 31, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 million in consolidated obligation bonds, of which $500 million were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements.

In 2008, the Bank and the other FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s GSE Credit Facility, as authorized by the Housing Act. None of the FHLBanks drew on the GSE Credit Facility in 2008 or 2009, and the Lending Agreements expired on December 31, 2009. The GSE Credit Facility was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings were to be agreed to at the time of borrowing. Loans under the Lending Agreements were to be secured by collateral acceptable to the U.S. Treasury, which could consist of FHLBank member advances collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. The amount of collateral was subject to an increase or decrease (subject to approval of the U.S. Treasury) at any time by delivery of an updated listing of collateral.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2009, the Bank had $32 million of advance commitments and $5.3 billion in standby letters of credit outstanding. At December 31, 2008, the Bank had $470 million of advance commitments and $5.7 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit are reported in Note 17 to the Financial Statements.

The Bank’s financial statements do not include a liability for future statutorily mandated payments from the Bank to REFCORP. No liability is recorded because each FHLBank must pay 20% of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under the accounting for contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Contractual Obligations

In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor and leases for premises.

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2009, except for obligations associated with short-term discount notes and pension and retirement benefits. Additional information with respect to the Bank’s consolidated obligations is presented in Notes 10 and 18 to the Financial Statements.

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

Contractual Obligations

(In millions)

As of December 31, 2009
	Payments due by period
Contractual Obligations	< 1 year	1 to < 3 years	3 to < 5 years	≥ 5 years	Total
Long-term debt	$75,865	$54,340	$18,163	$11,561	$159,929
Mandatorily redeemable capital stock	3	154	4,686	—	4,843
Operating leases	4	7	6	19	36

Total contractual obligations	$75,872	$54,501	$22,855	$11,580	$164,808

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” beginning on page 79 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining adequate internal control over the Bank’s financial reporting. There are inherent limitations in the ability of internal control over financial reporting to provide absolute assurance of achieving financial report objectives. These inherent limitations include the possibility of human error and the circumvention or overriding of controls. Accordingly, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process, however, and it is possible to design into the process safeguards to reduce, through not eliminate, this risk.

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in its report appearing on page 101, which expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of San Francisco:

In our opinion, the accompanying statements of condition and the related statements of income, capital accounts, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 – Recently Issued and Adopted Accounting Guidance, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, CA

March 25, 2010

Federal Home Loan Bank of San Francisco

Statements of Condition

(In millions-except par value)	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$8,280	$19,632
Federal funds sold	8,164	9,431
Trading securities(a)	31	35
Available-for-sale securities(b)	1,931	—
Held-to-maturity securities (fair values were $35,682 and $44,270, respectively)(c)	36,880	51,205
Advances (includes $21,616 and $38,573 at fair value under the fair value option, respectively)	133,559	235,664
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2 and $1, respectively	3,037	3,712
Accrued interest receivable	355	865
Premises and equipment, net	21	20
Derivative assets	452	467
Receivable from REFCORP	—	51
Other assets	152	162

Total Assets	$192,862	$321,244

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$192	$491
Term	29	103
Other	1	8
Non-interest-bearing – Other	2	2

Total deposits	224	604

Consolidated obligations, net:
Bonds (includes $37,022 and $30,286 at fair value under the fair value option, respectively)	162,053	213,114
Discount notes	18,246	91,819

Total consolidated obligations, net	180,299	304,933

Mandatorily redeemable capital stock	4,843	3,747
Accrued interest payable	754	1,451
Affordable Housing Program	186	180
Payable to REFCORP	25	—
Derivative liabilities	205	437
Other liabilities	96	107

Total Liabilities	186,632	311,459

Commitments and Contingencies (Note 18)
Capital:
Capital stock – Class B – Putable ($100 par value) issued and outstanding:
86 shares and 96 shares, respectively	8,575	9,616
Restricted retained earnings	1,239	176
Accumulated other comprehensive loss	(3,584)	(7)

Total Capital	6,230	9,785

Total Liabilities and Capital	$192,862	$321,244

(a)	At December 31, 2009, and at December 31, 2008, none of these securities were pledged as collateral that may be repledged.
(b)	At December 31, 2009, none of these securities were pledged as collateral that may be repledged.
(c)	Includes $40 at December 31, 2009, and $307 at December 31, 2008, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

	For the years ended December 31,
(In millions)	2009	2008	2007
Interest Income:
Advances	$2,800	$8,182	$10,719
Securities purchased under agreements to resell	—	—	13
Federal funds sold	23	318	660
Trading securities	1	2	4
Held-to-maturity securities	1,480	2,315	2,160
Mortgage loans held for portfolio	157	200	215

Total Interest Income	4,461	11,017	13,771

Interest Expense:
Consolidated obligations:
Bonds	2,199	7,282	10,772
Discount notes	472	2,266	2,038
Deposits	1	24	22
Other borrowings	—	—	1
Mandatorily redeemable capital stock	7	14	7

Total Interest Expense	2,679	9,586	12,840

Net Interest Income	1,782	1,431	931

Provision for credit losses on mortgage loans	1	—	—

Net Interest Income After Mortgage Loan Loss Provision	1,781	1,431	931

Other (Loss)/Income:
Services to members	1	1	1
Net gain/(loss) on trading securities	1	(1)	—
Total other-than-temporary impairment loss on held-to-maturity securities	(4,121)	(590)	—
Portion of impairment loss recognized in other comprehensive income	3,513	—	—

Net other-than-temporary impairment loss on held-to-maturity securities	(608)	(590)	—
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(471)	890	—
Net gain/(loss) on derivatives and hedging activities	122	(1,008)	52
Other	7	18	2

Total Other (Loss)/Income	(948)	(690)	55

Other Expense:
Compensation and benefits	60	53	48
Other operating expense	51	42	36
Federal Housing Finance Agency/Federal Housing Finance Board	11	10	8
Office of Finance	6	7	6
Other	4	—	—

Total Other Expense	132	112	98

Income Before Assessments	701	629	888

REFCORP	128	115	163
Affordable Housing Program	58	53	73

Total Assessments	186	168	236

Net Income	$515	$461	$652

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

	Capital Stock Class B-Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2006	106	$10,616	$143	$—	$143	$(5)	$10,754
Issuance of capital stock	53	5,342					5,342
Repurchase of capital stock	(30)	(2,975)					(2,975)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(148)					(148)
Comprehensive income:
Net income				652	652		652
Other comprehensive income:
Pension and postretirement benefits						2	2

Total comprehensive income							654

Transfers to restricted retained earnings			84	(84)	—		—
Dividends on capital stock (5.20%)
Stock issued	6	568	—	(568)	(568)		—

Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627

Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	17	1,720					1,720
Repurchase of capital stock	(21)	(2,134)					(2,134)
Capital stock reclassified to mandatorily redeemable capital stock	(39)	(3,901)					(3,901)
Comprehensive income:
Net income				461	461		461
Other comprehensive income:
Net amounts recognized as earnings						1	1
Additional minimum liability on benefit plans						(5)	(5)

Total comprehensive income							457

Transfers from restricted retained earnings			(51)	51	—		—
Dividends on capital stock (3.93%)
Stock issued	5	528	—	(528)	(528)		—

Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785

Adjustments to opening balance(b)				570	570	(570)	—
Issuance of capital stock	1	71					71
Capital stock reclassified to mandatorily redeemable capital stock, net	(11)	(1,112)					(1,112)
Comprehensive income/(loss):
Net income				515	515		515
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(1)	(1)
Net change in available-for-sale valuation						(1)	(1)
Other-than-temporary impairment loss related to all other factors						(4,034)	(4,034)
Reclassified to income for previously impaired securities						521	521
Accretion of impairment loss						508	508
Total other-than-temporary impairment loss related to all other factors						(3,005)	(3,005)

Total comprehensive income/(loss)							(2,492)

Transfers to restricted retained earnings			1,063	(1,063)	—		—
Dividends on capital stock (0.28%)
Cash dividends paid			—	(22)	(22)		(22)

Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230

(a)	Adjustments to the opening balance consist of the effects of adopting the fair value option for financial assets and financial liabilities, and changing the measurement date of the Bank’s pension and postretirement plans from September 30 to December 31, in accordance with the accounting for employers’ defined benefit pension and other postretirement plans. For more information, see Note 2 to the Financial Statements in the Bank’s 2008 Form 10-K.
(b)	Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$515	$461	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(321)	(279)	521
Provision for credit losses on mortgage loans	1	—	—
Non-cash interest on mandatorily redeemable capital stock	—	14	7
Change in net fair value adjustment on trading securities	(1)	1	—
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	471	(890)	—
Change in net fair value adjustment on derivatives and hedging activities	(599)	753	(429)
Net other-than-temporary impairment loss on held-to-maturity securities	608	590	—
Other adjustments	—	(13)	—
Net change in:
Accrued interest receivable	583	565	(512)
Other assets	10	(48)	(18)
Accrued interest payable	(699)	(954)	154
Other liabilities	70	(76)	55

Total adjustments	123	(337)	(222)

Net cash provided by operating activities	638	124	430

Cash Flows from Investing Activities:
Net change in:
Securities purchased under agreements to resell	—	—	200
Federal funds sold	1,267	2,249	3,763
Deposits for mortgage loan program with other Federal Home Loan Banks	—	—	1
Premises and equipment	(9)	(10)	(8)
Trading securities:
Proceeds from maturities	6	22	19
Available-for-sale securities:
Purchases	(1,931)	—	—
Held-to-maturity securities:
Net decrease/(increase) in short-term	3,744	6,988	(6,300)
Proceeds from maturities of long-term	7,659	5,827	5,430
Purchases of long-term	(717)	(12,105)	(12,277)
Advances:
Principal collected	963,054	1,486,351	1,910,806
Made to members	(862,499)	(1,468,936)	(1,977,387)
Mortgage loans held for portfolio:
Principal collected	666	427	498

Net cash provided by/(used in) investing activities	111,240	20,813	(75,255)

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

	For the years ended December 31,
(In millions)	2009	2008	2007
Cash Flows from Financing Activities:
Net change in:
Deposits	(980)	1,840	218
Borrowings from other Federal Home Loan Banks	—	(955)	955
Other borrowings	—	(100)	100
Net payments on derivative contracts with financing elements	109	(131)	—
Net proceeds from consolidated obligations:
Bonds issued	87,201	114,692	110,375
Discount notes issued	143,823	755,490	303,381
Bonds transferred from other Federal Home Loan Banks	—	164	732
Payments for consolidated obligations:
Bonds matured or retired	(136,330)	(129,707)	(87,636)
Discount notes matured or retired	(217,086)	(741,792)	(255,637)
Proceeds from issuance of capital stock	71	1,720	5,342
Payments for repurchase/redemption of mandatorily redeemable capital stock	(16)	(397)	(32)
Payments for repurchase of capital stock	—	(2,134)	(2,975)
Cash dividends paid	(22)	—	—

Net cash (used in)/provided by financing activities	(123,230)	(1,310)	74,823

Net (decrease)/increase in cash and cash equivalents	(11,352)	19,627	(2)
Cash and cash equivalents at beginning of year	19,632	5	7

Cash and cash equivalents at end of year	$8,280	$19,632	$5

Supplemental Disclosures:
Interest paid during the year	$4,048	$11,857	$12,730
Affordable Housing Program payments during the year	52	48	45
REFCORP payments during the year	52	224	144
Transfers of mortgage loans to real estate owned	4	2	2
Non-cash dividends on capital stock	—	528	568

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Current members own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock, which generally supports business transactions still reflected on the Bank’s Statements of Condition. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank’s Board of Directors. Regulated financial depositories and insurance companies engaged in residential housing finance and community financial institutions, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. Under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), community financial institutions are defined as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1,000 or less, as adjusted for inflation annually by the Federal Housing Finance Agency (Finance Agency). Effective January 1, 2010, the cap is $1,029. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 19 to the Financial Statements for more information.

The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks Office of Finance through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks and to prepare the combined quarterly and annual financial reports of the FHLBanks. With respect to the FHLBanks, the Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a financially safe and sound manner and maintain adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and the activities of each FHLBank and the manner in which each FHLBank is operated are consistent with the public interest. The Finance Agency also establishes policies and regulations governing the operations of the FHLBanks.

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

Note 1 – Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the amounts of reported assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the fair value of derivatives, investments classified as other-than-temporarily impaired, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Changes in judgments, estimates, and assumptions could potentially affect the Bank’s financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost.

Investment Securities.  The Bank classifies investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

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

The Bank classifies certain securities as available-for-sale and carries these securities at their fair value. Unrealized gains and losses on these securities are recognized in other comprehensive income.

Held-to-maturity securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts, if applicable, using the level-yield method. The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security’s fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank computes the amortization and accretion of premiums and discounts on investments using the level-yield method on a retrospective basis over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

On a quarterly basis, the Bank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for other-than-temporary impairment (OTTI). For impaired debt securities, an entity is required to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security. If either of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changes the presentation and amount of the OTTI recognized in the statements of income. The impairment is separated into (i) the amount of the total OTTI related to credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income and is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The total OTTI is presented in the statements of income with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For certain other-than-temporarily impaired securities that were previously impaired and subsequently incur additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in accumulated other comprehensive income (AOCI), will be reclassified out of non-credit-related OTTI in AOCI and charged to earnings.

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

Advances.  The Bank reports advances (loans to members) net of premiums and discounts and presents advances under the Affordable Housing Program (AHP) net of discounts. The Bank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income.

Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for advances to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure advances includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 7, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank has never experienced any credit losses on advances. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis and classifies as impaired any advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. Impaired advances are valued using the present value of expected future cash flows discounted at the advance’s effective interest rate, the advance’s observable market price or, if collateral dependent, the fair value of the advance’s underlying collateral. When an advance is classified as impaired, the accrual of interest is discontinued and unpaid accrued interest is reversed. Advances do not return to accrual status until they are brought current with respect to both principal and interest and until management believes future principal payments are no longer in doubt. No advances were classified as impaired during the periods presented. Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies, no allowance for losses on advances is deemed necessary by management.

Prepayment Fees.  When a member prepays certain advances prior to original maturity, the Bank may charge the member a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

For prepaid advances that are hedged and meet the hedge accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a hedged advance to that member, the Bank determines whether the new advance represents a modification of the original hedged advance or whether the prepayment represents an extinguishment of the original hedged advance. If the new advance represents a modification of the original hedged advance, the fair value gains or losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. If the prepayment represents an extinguishment of the original hedged advance, the prepayment fee and any fair value gain or loss are immediately recognized in interest income.

For prepaid advances that are not hedged or that are hedged but do not meet the hedge accounting requirements, the Bank records prepayment fees in interest income unless the Bank determines that the new advance represents a modification of the original advance. If the new advance represents a modification of the original advance, the prepayment fee on the original advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income.

Mortgage Loans Held in Portfolio.  Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans from its participating members. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the participating institution (either the original participating member that sold the loans to the Bank or a successor to that member) share in the credit risk of the loans, with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), and the participating institution assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation specified in the master agreement. The amount of the credit enhancement was originally calculated so that any Bank credit losses (excluding special hazard losses) in excess of the FLA were limited to those that would be expected from an equivalent investment with a long-term credit rating of AA.

For taking on the credit enhancement obligation, the Bank pays the participating institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating institution beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The participating institutions obtained supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider’s claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee.

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

Allowance for Credit Losses on Mortgage Loans.  The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses in the Bank’s mortgage loan portfolio as of the date of the Statements of Condition. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement.

Other Fees.  Letter of credit fees are recorded as other income over the term of the letter of credit.

Derivatives.  All derivatives are recognized on the Statements of Condition at their fair value. The Bank has elected to report derivative assets and derivative liabilities net of cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:

(1)	a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge);

(2)	a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge);

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

(3)	a non-qualifying hedge of an asset or liability for asset-liability management purposes (an economic hedge); or

(4)	a non-qualifying hedge of another derivative that is offered as a product to members or used to offset other derivatives with nonmember counterparties (an intermediation hedge).

Changes in the fair value of a derivative that qualifies as a fair value hedge and is designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability (hedged item) that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net gain/ (loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative that qualifies as a cash flow hedge and is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (until the periodic recognition of interest on a variable rate asset or liability is recorded in earnings).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net gain/(loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the interest income and interest expense associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

The differences between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income as “Net gain/(loss) on derivatives and hedging activities.”

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading, as well as hybrid financial instruments), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract, the entire contract is carried on the balance sheet at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation to be hedge effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item exactly offsets the change in the value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be 5 business days or less and for consolidated obligations to be 30 calendar days or less, using a next business day convention. The Bank records the changes in the fair value of the derivatives and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank meets a condition that allows the use of the short-cut method, provided that all the other criteria are also met. The Bank then records the changes in the fair value of the derivative and the hedged item beginning on the trade date.

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

When hedge accounting is discontinued because the Bank determines that a derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the Bank continues to carry the derivative on the balance sheet at its fair value and begins amortizing the derivative’s unrealized gain or loss recorded in AOCI to earnings when earnings are affected by the original forecasted transaction.

When the Bank discontinues cash flow hedge accounting because it is probable that the original forecasted transaction will not occur, the net gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. However, under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period or within the following two months but it is probable the transaction will still occur in the future, the net gain or loss on the derivative remains in AOCI and is recognized as earnings when the forecasted transaction affects earnings.

When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Mandatorily Redeemable Capital Stock.  The Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or after a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity, resulting in the member’s shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 13 to the Financial Statements for more information.

If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises and Equipment.  The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises and equipment totaled $34 and $26 at December 31, 2009 and 2008, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 15 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Improvements and major renewals are capitalized; ordinary maintenance and repairs

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

are expensed as incurred. Depreciation and amortization expense was $8 for 2009, $5 for 2008, and $5 for 2007. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank’s building, was $1, $1, and $1, in 2009, 2008, and 2007, respectively.

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $39 and $55 at December 31, 2009 and 2008, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $47, $54, and $29, in 2009, 2008, and 2007, respectively.

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

Resolution Funding Corporation Assessments.  Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the Resolution Funding Corporation (REFCORP) toward the interest on bonds issued by REFCORP. REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of REFCORP to carry out the functions of REFCORP. See Note 12 to the Financial Statements for more information.

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

Reclassifications.  During 2008, on a retrospective basis, the Bank reclassified its investments in certain held-to-maturity negotiable certificates of deposit from “interest-bearing deposits” to “held-to-maturity securities” in its Statements of Condition, Statements of Income, and Statements of Cash Flows. These financial instruments have been reclassified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on the total assets, net interest income, or net income of the Bank. The effect of the reclassifications on the Bank’s prior period financial statements is presented below:

	Before Reclassification	Reclassification	After Reclassification
Statements of Income
Year ended December 31, 2007:
Interest income: Interest-bearing deposits	$569	$(569)	$—
Interest income: Held-to-maturity securities	1,591	569	2,160

Statements of Cash Flows
Year ended December 31, 2007:
Investing Activities: Net change in interest-bearing deposits	(5,267)	5,267	—
Investing Activities: Held-to-maturity securities: Net increase in short-term	(1,033)	(5,267)	(6,300)

Note 2 – Recently Issued and Adopted Accounting Guidance

Embedded Credit Derivative Features.  On March 5, 2010, the Financial Accounting Standards Board (FASB) issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to potential bifurcation and separate accounting as a derivative. The amendments clarify that the circumstances listed below (among others) are not subject to the scope exception. This means that certain embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, will need to be assessed to determine whether bifurcation and separate accounting as a derivative are required.

•	An embedded derivative feature relating to another type of risk (including another type of credit risk) is present in the securitized financial instruments.

•

The holder of an interest in a tranche is exposed to the possibility (however remote) of being required to make potential future payments (not merely receive reduced cash inflows) because the possibility of those future payments is not created by subordination.

•	The holder owns an interest in a single-tranche securitization vehicle; therefore, the subordination of one tranche to another is not relevant.

The amendments are effective for the Bank as of July 1, 2010. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. If the fair value option is elected at adoption, whether the investment had been recorded at amortized cost or at fair value with changes recorded in other comprehensive income, the cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment to beginning retained earnings for the period of adoption. If the fair value option is not elected and the embedded credit derivative feature is required to be bifurcated and accounted for separately, the initial effect of adoption is also recorded as a cumulative-effect adjustment to the beginning retained earnings for the period of adoption. The Bank is currently assessing the potential effect of the amendments on its financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.  On January 21, 2010, the FASB issued amended guidance for fair value measurement disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank’s adoption of this amended guidance may result in increased annual and interim financial statement disclosures but will not impact the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.  On August 28, 2009, the FASB issued an amendment to existing fair value measurement guidance with respect to measuring liabilities in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by U.S. GAAP. This guidance reaffirmed that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, this guidance emphasized that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (that is, a transfer notion), this guidance required that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (that is, a Level 1 fair value measurement). This guidance clarified that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a quoted price in an active market for the identical liability, an entity must use one or more of the following valuation techniques to estimate fair value:

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

In addition, this guidance clarified that when estimating the fair value of a liability, a reporting entity should not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. Entities could also elect to adopt this guidance early if financial statements have not been issued. The Bank adopted this guidance as of October 1, 2009, and the adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Accounting Standards Codification.  On June 29, 2009, the FASB issued the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification was not intended to change current U.S. GAAP; rather, its intent was to organize the authoritative accounting literature by topic in one place. The Codification modified the U.S. GAAP hierarchy to include only two levels of GAAP, authoritative and non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws were also sources of authoritative U.S. GAAP for SEC registrants. Following the establishment of the Codification, the FASB will issue new accounting guidance in the form of Accounting Standards Updates (ASU). The ASU will only serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions regarding the changes to the Codification. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. Because the Codification was not intended to change or alter previous U.S. GAAP, its adoption did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities.  On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities (VIEs). This guidance was to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance amended the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. In addition, the guidance required enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Bank evaluated its investments in VIEs held as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance. Therefore, the adoption of this guidance did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets.  On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance included (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also required enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Subsequent Events.  On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance did not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted this guidance for the period ended June 30, 2009. Its adoption resulted in increased financial statement disclosures and did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

In addition, the subsequent events guidance was further amended on February 24, 2010, to clarify (i) which entities are required to evaluate subsequent events through the date the financial statements are issued, and (ii) the scope of the disclosure requirements related to subsequent events. The amended guidance requires SEC filers, as defined, to evaluate subsequent events through the date the financial statements are issued; however, it exempts SEC filers from disclosing the date through which subsequent events have been evaluated. All entities other than SEC filers continue to be required to evaluate subsequent events through the date the financial statements are available to be issued and to disclose the date through which subsequent events have been evaluated. In addition, the amended guidance defines the term “revised financial statements” as financial statements revised as a result of (i) correction of an error or (ii) retrospective application of U.S. GAAP. Upon revising its financial statements, an entity is required to update its evaluation of subsequent events through the date the revised financial statements are issued or are available to be issued. The amended guidance also requires non-SEC filers to disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued if the financial statements have been revised. This new guidance was effective upon issuance. The Bank adopted this new guidance for the period ended December 31, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments.  On April 9, 2009, the FASB issued guidance amending the recognition and reporting requirements of the OTTI guidance in U.S. GAAP for debt securities classified as available-for-sale and held-to-maturity to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This OTTI guidance clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changed the presentation and

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

calculation of the OTTI on debt securities recognized in earnings in the financial statements. This OTTI guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This OTTI guidance expanded and increased the frequency of existing OTTI disclosures for debt and equity securities and required new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss as well as a roll forward of that amount each period.

This OTTI guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This OTTI guidance was to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell the security and it was not more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, the entity was required to recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI. If an entity elected to adopt this OTTI guidance early, it also had to concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or when price quotations are associated with transactions that are not orderly (discussed below). This OTTI guidance did not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures were required only for periods ending after initial adoption. The Bank adopted this OTTI guidance as of January 1, 2009, and recognized the effects as a change in accounting principle. The Bank recognized the cumulative effect of initially applying this OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI. This adjustment did not affect either the Bank’s AHP or REFCORP expense or accruals, because these assessments are calculated based on net income. Had the Bank elected not to adopt this OTTI guidance early, the Bank would have recognized the entire first quarter 2009 OTTI amount in other income in the first quarter of 2009. The adoption of this OTTI guidance also increased financial statement disclosures.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  On April 9, 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also including guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasized that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under U.S. GAAP remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance required enhanced disclosures regarding fair value measurements.

This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and was required to be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. If an entity elected to adopt this guidance early, it also had to concurrently adopt the new OTTI guidance discussed above. This guidance did not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures were required only for periods ending after initial adoption. The Bank adopted this guidance as of January 1, 2009, and the adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Interim Disclosures About Fair Value of Financial Instruments.  On April 9, 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the guidance required disclosure in interim and annual financial statements of any changes in the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity could adopt this guidance early only if it also concurrently adopted the new guidance discussed in the preceding paragraphs on OTTI and fair value. This guidance did not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures were required only for periods ending after initial adoption. The Bank adopted this guidance as of January 1, 2009. Its adoption resulted in increased financial statement disclosures and did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

Employers’ Disclosures About Postretirement Benefit Plan Assets.  On December 30, 2008, the FASB issued guidance requiring additional disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance required more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance was effective for fiscal years ending after December 15, 2009. In periods after initial adoption, this guidance required comparative disclosures only for periods ending subsequent to initial adoption and did not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted this guidance for the period ended December 31, 2009. Its adoption resulted in increased financial statement disclosures and did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

Enhanced Disclosures about Derivative Instruments and Hedging Activities.  On March 19, 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under U.S. GAAP; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Bank adopted this guidance on January 1, 2009. Its adoption resulted in increased financial statement disclosures and did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

Determining Fair Value for Non-Financial Assets and Liabilities.  On February 12, 2008, the FASB issued guidance delaying the effective date of fair value measurement guidance for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Bank adopted the fair value measurement guidance for these items as of January 1, 2009, and its adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 – Cash and Due from Banks

Compensating Balances.  The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $2 for 2009 and $7 for 2008.

In addition, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco of approximately $1 for 2009 and $1 for 2008. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of San Francisco.

Note 4 – Trading Securities

Trading securities as of December 31, 2009 and 2008, were as follows:

	2009	2008
MBS:
Other U.S. obligations:
Ginnie Mae	$23	$25
Government-sponsored enterprises (GSEs):
Fannie Mae	8	10

Total	$31	$35

The net unrealized gain/(loss) on trading securities was $1 for 2009, $(1) for 2008, and immaterial for 2007. These amounts represent the changes in the fair value of the securities during the reported periods. The weighted average interest rates on trading securities were 4.28% for 2009 and 5.01% for 2008.

Note 5 – Available-for-Sale Securities

Available-for-sale securities as of December 31, 2009, were as follows:

	Amortized Cost(1)	OTTI Related to All Other Factors Recognized in AOCI(1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP(2)	$1,932	$—	$—	$(1)	$1,931	0.41%

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts.
(2)	Temporary Liquidity Guarantee Program (TLGP) securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank did not have any available-for-sale securities as of December 31, 2008.

The following table summarizes the available-for-sale securities with unrealized losses as of December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP(1)	$1,281	$1	$—	$—	$1,281	$1

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Redemption Terms.  The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) as of December 31, 2009, are shown below. Expected maturities of certain securities will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2009
Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Available-for-sale securities other than MBS:
Due after one year through five years	$1,932	$1,931	0.41%

(1) Amortized cost includes unpaid principal balance and unamortized premiums and discounts.

At December 31, 2009, the amortized cost of the Bank’s TLGP securities, which are classified as available-for-sale, included net premiums of $8.

Interest Rate Payment Terms.  Interest rate payment terms for available-for-sale securities at December 31, 2009, are detailed in the following table:

2009
Amortized cost of available-for-sale securities other than MBS:
Adjustable rate	$1,932

Other-Than-Temporary Impairment.  On a quarterly basis, the Bank evaluates its individual available-for-sale investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

For all the securities in its available-for-sale portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its available-for-sale investment securities are temporary because it determined that the strength of the guarantees and the direct support from the U.S. government was sufficient to protect the Bank from losses.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2009
	Amortized Cost(1)	OTTI Related to All Other Factors Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,510	$—	$6,510	$—	$—	$6,510
Commercial paper	1,100	—	1,100	—	—	1,100
Housing finance agency bonds	769	—	769	—	(138)	631
TLGP(3)	304	—	304	—	(1)	303

Subtotal	8,683	—	8,683	—	(139)	8,544

MBS:
Other U.S. obligations:
Ginnie Mae	16	—	16	—	—	16
GSEs:
Freddie Mac	3,423	—	3,423	150	(1)	3,572
Fannie Mae	8,467	—	8,467	256	(13)	8,710
Other:
PLRMBS	19,866	(3,575)	16,291	494	(1,945)	14,840

Total MBS	31,772	(3,575)	28,197	900	(1,959)	27,138

Total	$40,455	$(3,575)	$36,880	$900	$(2,098)	$35,682

December 31, 2008
			Amortized Cost(1)	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Estimated Fair Value
Interest-bearing deposits			$11,200	$—	$—	$11,200
Commercial paper			150	—	—	150
Housing finance agency bonds			802	4	—	806

Subtotal			12,152	4	—	12,156

MBS:
Other U.S. obligations:
Ginnie Mae			19	—	(1)	18
GSEs:
Freddie Mac			4,408	57	(8)	4,457
Fannie Mae			10,083	99	(22)	10,160
Other:
PLRMBS			24,543	—	(7,064)	17,479

Total MBS			39,053	156	(7,095)	32,114

Total			$51,205	$160	$(7,095)	$44,270

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income/(loss). At December 31, 2008, amortized cost was equivalent to carrying value.
(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.
(3)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

As of December 31, 2009, all of the interest-bearing deposits had a credit rating of at least A, all of the commercial paper had a credit rating of A, and all of the housing finance agency bonds had a credit rating of at least AA. The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, as of December 31, 2009, 49% of the private-label residential MBS (PLRMBS) were rated above investment grade (14% had a credit rating of AAA based on the amortized cost), and the remaining 51% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2009 and 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$6,510	$—	$—	$—	$6,510	$—
Housing finance agency bonds	30	7	600	131	630	138
TLGP(1)	303	1	—	—	303	1

Subtotal	6,843	8	600	131	7,443	139

MBS:
Other U.S. obligations:
Ginnie Mae	—	—	13	—	13	—
GSEs:
Freddie Mac	—	—	40	1	40	1
Fannie Mae	1,037	10	172	3	1,209	13
Other:
PLRMBS(2)	—	—	14,840	5,520	14,840	5,520

Total MBS	1,037	10	15,065	5,524	16,102	5,534

Total	$7,880	$18	$15,665	$5,655	$23,545	$5,673

December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS:
Other U.S. obligations:
Ginnie Mae	$10	$—	$8	$1	$18	$1
GSEs:
Freddie Mac	707	6	44	2	751	8
Fannie Mae	2,230	20	117	2	2,347	22
Other:
PLRMBS	3,708	1,145	12,847	5,919	16,555	7,064

Total	$6,655	$1,171	$13,016	$5,924	$19,671	$7,095

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.
(2)	Includes securities with gross unrecognized holding losses of $1,945 and securities with OTTI charges of $3,575 that have been recorded in other comprehensive income/(loss).

As indicated in the tables above, as of December 31, 2009, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $5,673, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms.  The amortized cost, carrying value, and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of December 31, 2009 and 2008, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2009
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$7,610	$7,610	$7,610	0.15%
Due after one year through five years	316	316	314	1.75
Due after five years through ten years	27	27	23	0.40
Due after ten years	730	730	597	0.53

Subtotal	8,683	8,683	8,544	0.24

MBS:
Other U.S. obligations:
Ginnie Mae	16	16	16	1.26
GSEs:
Freddie Mac	3,423	3,423	3,572	4.83
Fannie Mae	8,467	8,467	8,710	4.15
Other:
PLRMBS	19,866	16,291	14,840	3.73

Total MBS	31,772	28,197	27,138	3.95

Total	$40,455	$36,880	$35,682	3.17%

December 31, 2008
Year of Contractual Maturity		Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less		$11,350	$11,350	0.53%
Due after one year through five years		17	17	3.34
Due after five years through ten years		28	28	3.31
Due after ten years		757	761	3.40

Subtotal		12,152	12,156	0.72

MBS:
Other U.S. obligations:
Ginnie Mae		19	18	2.07
GSEs:
Freddie Mac		4,408	4,457	4.95
Fannie Mae		10,083	10,160	4.38
Other:
PLRMBS		24,543	17,479	4.11

Total MBS		39,053	32,114	4.27

Total		$51,205	$44,270	3.44%

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in other comprehensive income/(loss). At December 31, 2008, amortized cost was equivalent to carrying value.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At December 31, 2009, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $16, OTTI related to credit loss of $652 (including interest accretion adjustments of $24), and OTTI related to all other factors of $3,575. At December 31, 2008, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $7, OTTI related to credit loss of $20, and OTTI related to all other factors of $570.

Interest Rate Payment Terms.  Interest rate payment terms for held-to-maturity securities at December 31, 2009 and 2008, are detailed in the following table:

	2009	2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$7,914	$11,350
Adjustable rate	769	802

Subtotal	8,683	12,152

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	3,326	4,120
Adjustable rate	87	100
Collateralized mortgage obligations:
Fixed rate	16,619	24,604
Adjustable rate	11,740	10,229

Subtotal	31,772	39,053

Total	$40,455	$51,205

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

The Bank has determined that, as of December 31, 2009, the immaterial gross unrealized losses on its short-term unsecured Federal funds sold and interest-bearing deposits are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold and interest-bearing deposits were all with issuers that had credit ratings of at least A at December 31, 2009; and all of the securities had maturity dates within 45 days of December 31, 2009. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of December 31, 2009, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $138. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using reasonable assumptions for default rates and loss severity, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank has

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

determined that, as of December 31, 2009, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of AA– at December 31, 2009 (based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its TLGP investments are temporary.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its agency residential MBS are temporary.

In the second quarter of 2009, the 12 FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLRMBS.

Beginning in the second quarter 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank completed its OTTI analysis primarily using key modeling assumptions provided by the OTTI Committee for the majority of its PLRMBS and certain home equity loan investments, including home equity asset-backed securities. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside the scope of the FHLBanks’ OTTI Committee and were analyzed for OTTI by each individual FHLBank owning securities backed by such collateral.

Beginning with the third quarter of 2009, the process was changed by the OTTI Committee to expect each FHLBank to select 100% of its PLRMBS for purposes of OTTI cash flow analysis using the FHLBanks’ common platform and agreed-upon assumptions instead of only screening for at-risk securities. For certain PLRMBS for which underlying collateral data is not available, alternative procedures as determined by each FHLBank are expected to be used to assess these securities for OTTI.

The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

The Bank’s evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as proposed by the FHLBanks’ OTTI Committee and approved by the Bank, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2009. In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2009, assumed CBSA-level current-to-trough housing price declines ranging from 0% to 15% over the next 9 to 15 months (average price decline during this time period equaled 5.4%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank’s variable rate and hybrid PLRMBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For the quarter ended December 31, 2009, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable rate and hybrid PLRMBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation, which isolates the subsequent movements in the underlying interest rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time.

The Bank recorded an OTTI related to credit loss of $608 for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for its variable rate and hybrid PLRMBS. If the Bank had continued to use its previous estimation technique, the OTTI related to credit loss would have been $674 for the year ended December 31, 2009. The OTTI related to credit loss would not have been materially different from those previously reported had the Bank used the revised present value estimation technique.

For securities determined to be other-than-temporarily impaired as of December 31, 2009 (that is, securities for which the Bank determined that it was more likely than not that the entire amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the year ended December 31, 2009.

Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the PLRMBS investments in each category shown. The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2005	8.1	8.1	17.7	17.7	31.7	31.7	18.6	18.6
2006	6.5	6.2 – 7.2	21.5	19.6 – 25.3	45.1	43.7 – 48.2	8.9	8.7 – 8.9

Total Prime	7.0	6.2 – 8.1	20.4	17.7 – 25.3	41.3	31.7 – 48.2	11.6	8.7 – 18.6

Alt-A
2004 and earlier	14.7	10.5 – 18.2	34.5	3.4 – 52.6	37.8	11.2 – 49.9	21.1	14.4 – 30.7
2005	12.1	6.0 – 23.4	41.1	16.4 – 78.0	42.3	31.3 – 57.8	19.7	7.2 – 35.7
2006	10.6	2.8 – 18.6	51.1	23.6 – 89.2	43.9	29.2 – 59.2	24.3	11.1 – 44.5
2007	9.7	4.8 – 19.7	60.9	17.5 – 88.3	43.6	23.3 – 58.4	30.4	9.8 – 46.8
2008	14.1	10.5 – 17.4	42.9	35.7 – 49.2	38.9	35.6 – 41.7	31.2	31.1 – 31.3

Total Alt-A	10.7	2.8 – 23.4	52.6	3.4 – 89.2	43.2	11.2 – 59.2	26.0	7.2 – 46.8

Total	10.7	2.8 – 23.4	52.5	3.4 – 89.2	43.2	11.2 – 59.2	26.0	7.2 – 46.8

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Based on the analysis described above, the Bank recorded OTTI related to credit loss of $608 that was recognized in “Other Loss” during the year ended December 31, 2009, and recognized OTTI related to all other factors of $3,513 in “Other comprehensive income/(loss)” during the year ended December 31, 2009. For each security, the estimated impairment related to all other factors for each security is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). For the year ended December 31, 2009, the Bank accreted $508 from AOCI to increase the carrying value of the respective PLRMBS. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At December 31, 2009, the estimated weighted average life of these securities was approximately four years.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $521 for the year ended December 31, 2009.

The following table presents the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss)” for the year ended December 31, 2009.

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Balance, beginning of the year(1)	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	400	3,572	3,972
Additional charges on securities for which OTTI was previously recognized(2)	208	(59)	149
Accretion of impairment related to all other factors	—	(508)	(508)

Balance, end of the year	$628	$3,575	$4,203

(1)	The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.
(2)	For the year ended December 31, 2009, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2009.

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

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology. In this regard, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the year ended and for the life of the security as of December 31, 2009, by loan collateral type:

December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,392	$1,333	$927	$998
Alt-A, option ARM	2,084	1,873	964	1,001
Alt-A, other	7,410	7,031	4,771	5,150

Total	$10,886	$10,237	$6,662	$7,149

The following table presents the Bank’s OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the year ended December 31, 2009:

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$56	$396	$452
Alt-A, option ARM	208	967	1,175
Alt-A, other	344	2,150	2,494

Total	$608	$3,513	$4,121

The following table presents the other-than-temporarily impaired PLRMBS for the year ended December 31, 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the current period write-down:

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$56	$56	$—	$396	$396
Alt-A, option ARM	—	208	208	—	967	967
Alt-A, other	—	344	344	—	2,150	2,150

Total	$—	$608	$608	$—	$3,513	$3,513

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of December 31 2009, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of December 31, 2009, the gross unrealized losses on these remaining PLRMBS are temporary. Thirty-seven percent of the PLRMBS that were not other-than-temporarily impaired were rated investment grade (9% were rated AAA based on the amortized cost), with the remainder rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

At December 31, 2009, PLRMBS representing 44% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 7 – Advances

Redemption Terms.  The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.01% to 8.57% at December 31, 2009, and 0.05% to 8.57% at December 31, 2008, as summarized below.

	2009		2008
Redemption Terms	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$76,854	1.54%	$139,842	2.42%
After 1 year through 2 years	30,686	1.69	41,671	3.24
After 2 years through 3 years	7,313	2.85	25,853	2.70
After 3 years through 4 years	9,211	1.77	6,158	3.78
After 4 years through 5 years	1,183	4.12	11,599	2.70
After 5 years	7,066	2.12	7,804	2.80

Total par amount	132,313	1.72%	232,927	2.66%

Valuation adjustments for hedging activities	524		1,353
Valuation adjustments under fair value option	616		1,299
Net unamortized premiums	106		85

Total	$133,559		$235,664

Many of the Bank’s advances are prepayable at the member’s option. However, when advances are prepaid, the member is generally charged a prepayment fee designed to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $17,516 at December 31, 2009, and $32,369 at December 31, 2008. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $19 at December 31, 2009, and $315 at December 31, 2008.

The following table summarizes advances at December 31, 2009 and 2008, by the earlier of the year of contractual maturity or next call date for callable advances:

Earlier of Contractual Maturity or Next Call Date	2009	2008
Within 1 year	$76,864	$140,147
After 1 year through 2 years	30,686	41,678
After 2 years through 3 years	7,318	25,851
After 3 years through 4 years	9,201	5,858
After 4 years through 5 years	1,183	11,589
After 5 years	7,061	7,804

Total par amount	$132,313	$232,927

The Bank’s advances at December 31, 2009 and 2008, included $3,413 and $4,597, respectively, of putable advances. At the Bank’s discretion, the Bank may terminate these advances on predetermined exercise dates. The Bank would typically exercise such termination rights when interest rates increase.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes advances to members at December 31, 2009 and 2008, by the earlier of the year of contractual maturity or next put date for putable advances:

Earlier of Contractual Maturity or Next Put Date	2009	2008
Within 1 year	$79,552	$143,424
After 1 year through 2 years	30,693	41,200
After 2 years through 3 years	6,385	25,755
After 3 years through 4 years	8,933	5,099
After 4 years through 5 years	942	11,189
After 5 years	5,808	6,260

Total par amount	$132,313	$232,927

Security Terms.  The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defines community financial institutions as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1,029. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms.

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the Bank’s credit and collateral terms. At December 31, 2009 and 2008, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member’s affiliate on behalf of the member, with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its affiliate to retain physical possession of loan collateral assigned to the Bank, provided that the member and its affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its affiliate to deliver physical possession of loan collateral to the Bank or its safekeeping agent. All securities collateral is required to be delivered to the Bank’s safekeeping agent. All loan collateral pledged by the member is subject to a UCC-1 financing statement.

Section 10(e) of the FHLBank Act affords any security interest granted to the Bank by a member or any affiliate of the member priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

Credit and Concentration Risk.  The Bank’s potential credit risk from advances is concentrated in three institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following table presents the concentration in advances to these three institutions as of December 31, 2009 and 2008. The table also presents the interest income from these advances excluding the impact of interest rate exchange agreements associated with these advances for the years ended December 31, 2009, 2008, and 2007.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances and Interest Income from Advances

	2009		2008
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$46,544	35%	$80,026	34%
JPMorgan Chase Bank, National Association(2)	20,622	16	57,528	25
Wells Fargo Bank, N.A.(3)	14,695	11	24,015	10

Subtotal	81,861	62	161,569	69
Others	50,452	38	71,358	31

Total par amount	$132,313	100%	$232,927	100%

	2009		2008		2007
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$446	12%	$2,733	32%	$4,625	44%
JPMorgan Chase Bank, National Association(2)	1,255	33	1,898	22	1,537	15
Wells Fargo Bank, N.A.(3)	244	6	948	11	1,097	10

Subtotal	1,945	51	5,579	65	7,259	69
Others	1,854	49	3,014	35	3,227	31

Total	$3,799	100%	$8,593	100%	$10,486	100%

(1)	Borrower advance amounts and total advance amounts are at par value and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and the fair value option.
(2)	On September 25, 2008, the Office of Thrift Supervision (OTS) closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold most of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank.
(3)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

The Bank held a security interest in collateral from each of its three largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2009 and 2008, the Bank’s three largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wells Fargo Bank, N.A., or its predecessor, Wachovia Mortgage, FSB) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

During 2009, 25 member institutions were placed into receivership or liquidation. Four of these institutions had no advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to the other 21 institutions were either repaid prior to December 31, 2009, or assumed by other institutions, and no losses were incurred by the Bank. The Bank capital stock held by 16 of the 25 institutions totaling $162 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other nine institutions was transferred to other member institutions.

The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies, the Bank

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances is deemed necessary by management. The Bank has never experienced any credit losses on advances.

From January 1, 2010, to March 15, 2010, three member institutions were placed into receivership. The advances outstanding to two institutions were paid off prior to March 15, 2010, and the Bank capital stock held by these two institutions totaling $14 was classified as mandatorily redeemable capital stock (a liability). The outstanding advances and capital stock of the third institution were assumed by another member institution. Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to this member institution was deemed necessary by management.

Interest Rate Payment Terms.  Interest rate payment terms for advances at December 31, 2009 and 2008, are detailed below:

	2009	2008
Par amount of advances:
Fixed rate	$68,411	$115,681
Adjustable rate	63,902	117,246

Total par amount	$132,313	$232,927

Prepayment Fees, Net.  The Bank charged borrowers prepayment fees or paid borrowers prepayment credits when the principal on certain advances was paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2009, 2008, and 2007, as follows:

	2009	2008	2007
Prepayment fees received	$133	$16	$4
Fair value adjustments	(99)	(20)	(3)

Net	$34	$(4)	$1

Advance principal prepaid	$17,633	$12,232	$1,733

Note 8 – Mortgage Loans Held for Portfolio

Under the Mortgage Partnership Finance® (MPF®) Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from its participating members from May 2002 through October 2006. The mortgage loans are held-for-portfolio loans. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans.

On October 6, 2006, the Bank announced that it would no longer offer new commitments to purchase mortgage loans from its members, but that it would retain its existing portfolio of mortgage loans. The Bank’s commitment to purchase mortgage loans under the last outstanding Master Commitment expired on February 14, 2007.

The following table presents information as of December 31, 2009 and 2008, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes:

	2009	2008
Fixed rate medium-term mortgage loans	$927	$1,172
Fixed rate long-term mortgage loans	2,130	2,551

Subtotal	3,057	3,723
Net unamortized discounts	(18)	(10)

Mortgage loans held for portfolio	3,039	3,713
Less: Allowance for credit losses	(2)	(1)

Total mortgage loans held for portfolio, net	$3,037	$3,712

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $3 in 2009, $4 in 2008, and $4 in 2007.

Concentration Risk.  The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at December 31, 2009 and 2008.

Concentration of Mortgage Loans

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,391	78%	18,613	73%
OneWest Bank, FSB(2)	409	13	4,893	19

Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8

Total	$3,057	100%	25,615	100%

December 31, 2008
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$2,879	77%	21,435	72%
IndyMac Federal Bank, FSB(2)	509	14	5,532	19

Subtotal	3,388	91	26,967	91
Others	335	9	2,601	9

Total	$3,723	100%	29,568	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s obligations with respect to mortgage loans the Bank had purchased from Washington Mutual Bank. JPMorgan Chase Bank, National Association, continues to fulfill its servicing obligations under its participating financial institution agreement with the Bank and to provide supplemental mortgage insurance for its master commitments when required.
(2)	On July 11, 2008, the OTS closed IndyMac Bank, F.S.B., and appointed the FDIC as receiver for IndyMac Bank, F.S.B. In connection with the receivership, the OTS chartered IndyMac Federal Bank, FSB, and appointed the FDIC as conservator. IndyMac Federal Bank, FSB, assumed the obligations of IndyMac Bank, F.S.B., with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B. On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the obligations of IndyMac Federal Bank, FSB, with respect to mortgage loans the Bank had purchased from IndyMac Bank, F.S.B., and agreed to fulfill its obligations to provide credit enhancement to the Bank and to service the mortgage loans as required.

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

The following table presents information on delinquent mortgage loans as of December 31, 2009 and 2008.

	2009		2008
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	243	$29	235	$29
Between 60 and 89 days	81	10	44	5
90 days or more	177	22	84	9

Total	501	$61	363	$43

At December 31, 2009, the Bank had 501 loans that were 30 days or more delinquent totaling $61, of which 177 loans totaling $22 were classified as nonaccrual or impaired. For 103 of these loans, totaling $11, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2008, the Bank had 363 loans that were 30 days or more delinquent totaling $43, of which 84 loans totaling $9 were classified as nonaccrual or impaired. For 51 of these loans, totaling $5, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank’s average recorded investment in impaired loans totaled $15 in 2009, $7 in 2008, and $4 in 2007. The Bank did not recognize any interest income for impaired loans in 2009, 2008, and 2007.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	2009	2008	2007
Balance, beginning of the year	$1.0	$0.9	$0.7
Chargeoffs – transferred to real estate owned	(0.3)	—	—
Recoveries	—	—	—
Provision for credit losses	1.3	0.1	0.2

Balance, end of the year	$2.0	$1.0	$0.9

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. A loan is considered impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 as of December 31, 2009. As of December 31, 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on Original MPF loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, and available credit enhancements associated with these loans was in excess of the estimated loss exposure.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure based on the First Loss Account exposure on a loan pool basis and also considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or their successors or from mortgage insurers, and prevailing economic conditions, taking into account the credit

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

enhancement provided by the member or its successor under the terms of each Master Commitment. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $1.0 as of December 31, 2009, and $1.0 as of December 31, 2008.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank’s potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If the analysis indicates the Bank has exposure, the Bank records an allowance for credit losses on MPF Plus loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $0.7 as of December 31, 2009. As of December 31, 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans because the expected recovery from the liquidation value of the real property, primary mortgage insurance, available performance-based credit enhancements, and supplemental mortgage insurance associated with these loans was in excess of the estimated loss exposure.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank’s estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or their successors or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member or its successor under the terms of each Master Commitment. As of December 31, 2009 and 2008, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

At December 31, 2009, the Bank’s other assets included $3 of real estate owned resulting from foreclosure of 26 mortgage loans held by the Bank. At December 31, 2008, the Bank’s other assets included $1 of real estate owned resulting from foreclosure of 7 mortgage loans held by the Bank.

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

Interest Rate Payment Terms.  Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2009 and 2008, are detailed in the following table:

	2009		2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$29	0.01%	$103	0.27%
Adjustable rate	193	0.01	499	0.01

Total interest-bearing deposits	222	0.01	602	0.06
Non-interest-bearing deposits	2	—	2	—

Total	$224	0.01%	$604	0.06%

The aggregate amount of time deposits with a denomination of $0.1 or more was $28 at December 31, 2009, and $103 at December 31, 2008. These time deposits were scheduled to mature within 3 months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For discussion of the joint and several liability regulation, see Note 18 to the Financial Statements. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. Usually the maturity of consolidated obligation bonds ranges from 1 to 15 years, but the maturity is not subject to any statutory or regulatory limits. Consolidated obligation discount notes are primarily used to raise short-term funds. These notes are issued at less than their face amount and redeemed at par when they mature. On September 9, 2008, each of the FHLBanks, including the Bank, entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s Government-Sponsored Enterprise Credit Facility (GSE Credit Facility). The GSE Credit Facility was designed to serve as a contingent source of liquidity for each of the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. For more information, see Note 18 to the Financial Statements.

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $930,617 at December 31, 2009, and $1,251,542 at December 31, 2008. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2009, the Bank had qualifying assets totaling $192,196 to support the Bank’s participation in consolidated obligations outstanding of $180,299.

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

•

Index amortizing notes, which repay principal according to predetermined amortization schedules that are linked to the level of a certain index. As of December 31, 2009 and 2008, the Bank’s index amortizing notes had fixed rate coupon payment terms. Usually, as market interest rates rise/(fall), the maturity of the index amortizing notes extends/(contracts).

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

Redemption Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2009 and 2008:

	2009		2008
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$75,865	1.29%	$116,069	2.29%
After 1 year through 2 years	42,745	2.40	37,803	2.88
After 2 years through 3 years	11,589	2.12	21,270	4.37
After 3 years through 4 years	12,855	3.86	3,862	4.67
After 4 years through 5 years	5,308	3.11	14,195	4.24
After 5 years	11,561	4.38	15,840	5.14
Index amortizing notes	6	4.61	8	4.61

Total par amount	159,929	2.14%	209,047	3.00%

Net unamortized premiums/(discounts)	251		154
Valuation adjustments for hedging activities	1,926		3,863
Fair value option valuation adjustments	(53)		50

Total	$162,053		$213,114

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $32,185 at December 31, 2009, and $24,429 at December 31, 2008. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $25,530 at December 31, 2009, and $8,484 at December 31, 2008. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	2009	2008
Par amount of consolidated obligation bonds:
Non-callable	$127,744	$184,618
Callable	32,185	24,429

Total par amount	$159,929	$209,047

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2009 and 2008, by the earlier of the year of contractual maturity or next call date:

Earlier of Contractual Maturity or Next Call Date	2009	2008
Within 1 year	$103,215	$131,783
After 1 year through 2 years	36,750	43,003
After 2 years through 3 years	5,494	19,795
After 3 years through 4 years	9,480	819
After 4 years through 5 years	593	8,755
After 5 years	4,391	4,884
Index amortizing notes	6	8

Total par amount	$159,929	$209,047

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	2009		2008
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$18,257	0.35%	$92,155	1.49%
Unamortized discounts	(11)		(336)

Total	$18,246		$91,819

Interest Rate Payment Terms.  Interest rate payment terms for consolidated obligations at December 31, 2009 and 2008, are detailed in the following table:

	2009	2008
Par amount of consolidated obligations:
Bonds:
Fixed rate	$98,619	$112,952
Adjustable rate	49,244	95,570
Step-up	10,433	196
Step-down	350	18
Fixed rate that converts to adjustable rate	915	—
Adjustable rate that converts to fixed rate	250	100
Range bonds	112	203
Index amortizing notes	6	8

Total bonds, par	159,929	209,047
Discount notes, par	18,257	92,155

Total consolidated obligations, par	$178,186	$301,202

In general, the FHLBank System’s debt issuance capability increased significantly in 2009 compared to 2008 because of the Federal Reserve’s direct purchase of U.S. agency debt, a substantial increase in large domestic investor demand, and some additional interest by foreign investors. Short-term debt issuance, as represented by discount note funding costs, returned to near pre-2007 levels. In addition, investor demand for short-lockout callable debt enabled FHLBanks to return to using these swapped instruments as a reliable source of funding. Although the overall ability and cost to issue debt improved in 2009, the improvements took place when total debt issuance volume subsided because of a significant decline in advances outstanding.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 11 – Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 12. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2009, 2008, or 2007. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2009, 2008, or 2007.

The Bank set aside $58, $53, and $73 during 2009, 2008, and 2007, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2009	2008	2007
Balance, beginning of the year	$180	$175	$147
AHP assessments	58	53	73
AHP grant payments	(52)	(48)	(45)

Balance, end of the year	$186	$180	$175

All subsidies were distributed in the form of direct grants in 2009, 2008, and 2007. The Bank had $5 and $5 in outstanding AHP advances at December 31, 2009 and 2008, respectively.

Note 12 – Resolution Funding Corporation Assessments

The FHLBanks are required to make payments to REFCORP. REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the RTC, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank is required to pay 20% of income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 11.REFCORP has been designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before REFCORP and AHP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to record an expense for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 annual annuity (or a scheduled payment of $75 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to REFCORP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year. The Finance Agency is required to

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment for all 12 FHLBanks falls short of $75.

The FHLBanks’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012. The FHLBanks’ aggregate payments through 2009 have satisfied $2 of the $75 scheduled payment due on April 15, 2012, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will pay the required $300 annual payments after December 31, 2009, until the annuity is satisfied.

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

In addition to the FHLBanks’ responsibility to fund REFCORP, the FHLBank presidents are appointed to serve on a rotating basis as two of the three directors on the REFCORP Directorate.

The Bank’s total REFCORP assessments equaled $128 in 2009, $115 in 2008, and $163 in 2007. Since the Bank experienced a net loss in the fourth quarter of 2008, the Bank recorded a $51 receivable from REFCORP in the Statements of Condition for the amount of the excess payments made during the nine months ended September 30, 2008. This receivable was applied as a credit toward the Bank’s 2009 REFCORP assessments.

Changes in the REFCORP (asset)/liability were as follows:

	2009	2008
Balance, beginning of the year	$(51)	$58
REFCORP assessments	128	115
REFCORP payments	(52)	(224)

Balance, end of the year	$25	$(51)

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

Under the Housing Act, the director of the Finance Agency is responsible for setting risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months’ notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.)

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

As of December 31, 2009 and 2008, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2009 and 2008:

Regulatory Capital Requirements

	2009		2008
	Required	Actual	Required	Actual
Risk-based capital	$6,207	$14,657	$8,635	$13,539
Total regulatory capital	$7,714	$14,657	$12,850	$13,539
Total regulatory capital ratio	4.00%	7.60%	4.00%	4.21%
Leverage capital	$9,643	$21,984	$16,062	$20,308
Leverage ratio	5.00%	11.40%	5.00%	6.32%

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

Mandatorily Redeemable Capital Stock.  The Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or after a receiver or other liquidating agent for a member transfers the member’s Bank capital stock to a nonmember entity, resulting in the member’s shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

The Bank had mandatorily redeemable capital stock totaling $4,843 at December 31, 2009, and $3,747 at December 31, 2008. The increase in mandatorily redeemable capital stock is primarily due to the merger of Wachovia Mortgage, FSB, into Wells Fargo Bank, N.A. (for more information regarding the merger, see below), partially offset by members’ acquisition of mandatorily redeemable

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

capital stock held by nonmembers. Dividends on mandatorily redeemable capital stock in the amount of $7, $14, and $7 were recorded as interest expense for the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank has a cooperative ownership structure under which current member financial institutions own most of the Bank’s capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank’s capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements. Capital stock cannot be purchased or sold except between the Bank and its members (or their successors) at the stock’s par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase stock that is required to meet the minimum member retention requirement until five years after the member’s membership is terminated or after the Bank receives notice of the member’s withdrawal. The Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding, and then only if certain statutory and regulatory conditions are met. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

The change in mandatorily redeemable capital stock for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009		2008		2007
	Number of institutions	Amount	Number of institutions	Amount	Number of institutions	Amount
Balance at the beginning of the year	30	$3,747	16	$229	12	$106
Reclassified from/(to) capital during the year:
Merger with or acquisition by nonmember institution(1)	3	1,568	2	3	6	161
Withdrawal from membership	—	—	3	4	—	—
Termination of membership(2)	11	162	9	3,894	—	—
Acquired by/transferred to members(2)(3)	—	(618)	—	—	(2)	(13)
Redemption of mandatorily redeemable capital stock	(2)	(16)	—	—	—	—
Repurchase of excess mandatorily redeemable capital stock	—	—	—	(397)	—	(32)
Dividends accrued on mandatorily redeemable capital stock	—	—	—	14	—	7

Balance at the end of the year	42	$4,843	30	$3,747	16	$229

(1)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).
(2)	During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).
(3)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents mandatorily redeemable capital stock amounts by contractual year of redemption at December 31, 2009 and 2008.

Contractual Year of Redemption	2009	2008
Within 1 year	$3	$17
After 1 year through 2 years	63	3
After 2 years through 3 years	91	63
After 3 years through 4 years	2,955	91
After 4 years through 5 years	1,731	3,573

Total	$4,843	$3,747

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

Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Based on Finance Agency interpretation, the classification of certain shares of the Bank’s capital stock as mandatorily redeemable does not affect the definition of total capital for purposes of: determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure to other GSEs (limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

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

As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank’s ability to pay dividends, the reversal of the cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank’s other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

Retained earnings restricted in accordance with these provisions totaled $181 at December 31, 2009, and $52 at December 31, 2008. In accordance with this provision, the amount increased by $129 in 2009 as a result of net unrealized gains resulting from valuation adjustments during this period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members’ paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank’s derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated OTTI related to credit loss on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

In September 2009, the Board of Directors increased the targeted amount of restricted retained earnings to $1,800 from $1,200. Most of the increase in the target was due to an increase in the projected losses on the collateral underlying the Bank’s PLRMBS under stress

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

case assumptions about housing market conditions. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,058 at December 31, 2009, and $124 at December 31, 2008.

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

On January 29, 2010, the Board of Directors adopted technical revisions to the Retained Earnings and Dividend Policy that did not have any impact on the Bank’s methodology for calculating restricted retained earnings or the dividend.

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

In 2009, the Bank continued to face a number of challenges and uncertainties because of volatile market conditions, particularly in the PLRMBS market. Throughout the year, the Bank focused on preserving capital in response to the possibility of future OTTI charges on its PLRMBS portfolio. As a result, the Bank did not pay a dividend for the first or third quarters of 2009, and the dividends for the second and fourth quarters of 2009 were small. The Bank recorded and paid the second quarter dividend during the third quarter of 2009. The Bank recorded the fourth quarter dividend on February 22, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the fourth quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about March 26, 2010. The Bank’s dividend rate for 2009, including both the second and fourth quarter dividends, was 0.28%. The Bank’s dividend rate for 2008 was 3.93%.

The Bank paid the second quarter and expects to pay the fourth quarter dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of June 30, 2009, the Bank’s excess capital stock totaled $4,586, or 2% of total assets. As of December 31, 2009, the Bank’s excess capital stock totaled $6,462, or 3% of total assets.

The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

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

Although the Bank did not repurchase excess capital stock during 2009, the five-year redemption period for $16 in mandatorily redeemable capital stock expired in 2009, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

The Bank will continue to monitor the condition of its MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

In 2008, the Bank repurchased surplus capital stock totaling $792 and excess capital stock that was not surplus capital stock totaling $1,739.

Excess capital stock totaled $6,462 as of December 31, 2009, which included surplus capital stock of $5,769.

Concentration.  The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2009 and 2008.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	2009		2008
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,695	20	2,995	22
Wells Fargo Bank, N.A.(2)	1,567	12	1,572	12

Subtotal	8,139	61	8,444	63
Others	5,279	39	4,919	37

Total	$13,418	100%	$13,363	100%

(1)	On September 25, 2008, the OTS closed Washington Mutual Bank and appointed the FDIC as receiver for Washington Mutual Bank. On the same day, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The capital stock held by JPMorgan Chase Bank, National Association, is classified as mandatorily redeemable capital stock (a liability). JPMorgan Chase Bank, National Association, remains obligated for all of Washington Mutual Bank’s outstanding advances and continues to hold most of the Bank capital stock it acquired from the FDIC as receiver for Washington Mutual Bank. JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank in 2008. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).
(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 14 – Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans

Cash Balance Plan.  The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan covers all employees who have completed six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee’s annual pay, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a trust established by the Bank.

Non-Qualified Defined Benefit Plans.  The Bank sponsors several non-qualified defined benefit retirement plans. These non-qualified plans include the following:

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

Postretirement Health Benefit Plan.  The Bank provides a postretirement health benefit plan to employees hired before January 1, 2003. The Bank’s costs are capped at 1998 health care and premium amounts. As a result, changes in health care cost trend rates will have no effect on the Bank’s accumulated postretirement benefit obligation or service and interest costs.

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2009 and 2008.

	2009			2008
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the year	$18	$9	$2	$15	$7	$2
Service cost	2	1	—	2	1	—
Interest cost	1	1	—	2	1	—
Actuarial gain	2	1	—	—	—	—
Benefits paid	(1)	—	—	(1)	—	—

Benefit obligation, end of the year	$22	$12	$2	$18	$9	$2

Change in plan assets
Fair value of plan assets, beginning of the year	$12	$—	$—	$15	$—	$—
Actual return on plan assets	3	—	—	(4)	—	—
Employer contributions	4	—	—	2	—	—
Benefits paid	(1)	—	—	(1)	—	—

Fair value of plan assets, end of the year	$18	$—	$—	$12	$—	$—

Funded status at the end of the year	$(4)	$(12)	$(2)	$(6)	$(9)	$(2)

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Amounts recognized in the Statements of Condition at December 31, 2009 and 2008, consist of:

	2009			2008
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(4)	(12)	(2)	(6)	(9)	(2)

Net amount recognized	$(4)	$(12)	$(2)	$(6)	$(9)	$(2)

Amounts recognized in AOCI at December 31, 2009 and 2008, consist of:

	2009			2008
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net loss/(gain)	$6	$1	$(1)	$6	$—	$(1)
Transition obligation	—	—	1	—	—	1

AOCI	$6	$1	$—	$6	$—	$—

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2009 and 2008.

	2009			2008
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Projected benefit obligation	$22	$12	$2	$18	$9	$2
Accumulated benefit obligation	19	10	2	16	8	2
Fair value of plan assets	18	—	—	12	—	—

Components of the net periodic benefit costs/(income) and other amounts recognized in other comprehensive income for the years ended December 31, 2009, 2008, and 2007, were as follows:

	2009			2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$2	$1	$—	$2	$1	$—
Interest cost	1	1	—	1	—	—	1	—	—
Expected return on assets	(1)	—	—	(1)	—	—	(1)	—	—

Net periodic benefit cost	2	2	—	2	1	—	2	1	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	—	1	—	5	—	—	(2)	—	—

Total recognized in other comprehensive income	—	1	—	5	—	—	(2)	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$2	$3	$—	$7	$1	$—	$—	$1	$—

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2009 are immaterial.

Weighted-average assumptions used to determine the benefit obligations at December 31, 2009 and 2008, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2009			2008
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	5.75%	5.75%	5.86%	6.50%	6.50%	6.20%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2009, 2008, and 2007, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2009			2008			2007
	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan	Cash Balance Plan	Non- Qualified Defined Benefit Plans	Post- retirement Health Benefit Plan
Discount rate	6.50%	6.50%	6.20%	6.25%	6.25%	6.25%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

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

The table below presents the fair values of the Cash Balance Plan’s assets as of December 31, 2009, by asset category. See Note 17 to the Financial Statements for further information regarding the three levels of fair value measurement.

	Fair Value Measurement Using:			Total
Asset Category	Level 1	Level 2	Level 3
Cash and cash equivalents	$1	$—	$—	$1
Collective investment trust	2	—	—	2
Equity mutual funds	10	—	—	10
Fixed income mutual funds	4	—	—	4
Real estate mutual funds	—	—	—	—
Other mutual funds	1	—	—	1

Total	$18	$—	$—	$18

The Cash Balance Plan is administered by the Bank’s Retirement Committee, which establishes the plan’s Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan’s target allocation percentages for a mix range of 50-70% equity and 30-50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a quarterly basis.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Cash Balance Plan’s weighted average asset allocation at December 31, 2009 and 2008, by asset category was as follows:

Asset Category	2009	2008
Cash and cash equivalents	7%	5%
Collective investment trust	10	—
Equity mutual funds	57	55
Fixed income mutual funds	22	38
Real estate mutual funds	2	1
Other mutual funds	2	1

Total	100%	100%

The Bank contributed $4 in 2009 and expects to contribute $3 in 2010 to the Cash Balance Plan. Immaterial contribution amounts were made to the non-qualified defined benefit plans and postretirement health plan in 2009. The Bank expects to contribute $1 to the non-qualified defined benefit plans and postretirement health plan in 2010.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Postretirement Health Benefit Plan
2010	$1	$1	$—
2011	1	—	—
2012	2	4	—
2013	2	—	—
2014	2	1	—
2015 – 2019	13	7	1

Defined Contribution Plans

Retirement Savings Plan.  The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant’s compensation and a Bank matching contribution of up to 6% of each participant’s compensation. The Bank contributed approximately $2, $1, and $1 in 2009, 2008, and 2007, respectively.

Deferred Compensation Plan.  The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) officer or director deferral of current compensation, (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for officers that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s obligation for this plan at December 31, 2009, 2008, and 2007, was $25, $26, and $34, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including executive officers. Other liabilities include $11 and $9 for incentive compensation at December 31, 2009 and 2008, respectively.

Note 15 – Segment Information

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

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to (loss)/income before assessments for the years ended December 31, 2009, 2008, and 2007.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Deferred Gains/ (Losses)(2)	Net Interest Income/ (Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments
2009	$700	$543	$1,243	$(93)	$(452)	$7	$1,781	$(948)	$132	$701
2008	862	471	1,333	8	(120)	14	1,431	(690)	112	629
2007	835	127	962	28	(4)	7	931	55	98	888

(1)	Does not include credit-related OTTI charges of $608 and $20 for the years ended December 31, 2009 and 2008, respectively.
(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank’s Retained Earnings and Dividend Policy.
(3)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net gain/(loss) on derivatives and hedging activities.”
(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2009, 2008, and 2007:

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
2009	$161,406	$31,456	$192,862
2008	278,221	43,023	321,244
2007	284,046	38,400	322,446

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

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is LIBOR.

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

An economic hedge is defined as an interest rate exchange agreement hedging specific or nonspecific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting treatment, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability because the changes in fair value recorded on the interest rate exchange agreements are generally not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.

Consistent with Finance Agency regulations, the Bank enters into interest rate exchange agreements only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between members and counterparties. Bank management uses interest rate exchange agreements when they are deemed to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting (economic hedges). As a result, in those cases, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income as “Net gain/(loss) on derivatives and hedging activities,” with no offsetting fair value adjustments for the economically hedged asset, liability, or firm commitment.

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

The notional principal of interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $616 at December 31, 2009, and $346 at December 31, 2008. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2009 and 2008, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as trading or held-to-maturity.

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

Advances – The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

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

Consolidated Obligations – Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed on or after the issuance of consolidated obligations and are accounted for based on the accounting for derivative instruments and hedging activities.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2009, 2008, or 2007.

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

Anticipated Debt Issuance – The Bank may enter into interest rate swaps for the anticipated issuances of fixed rate bonds to hedge the cost of funding. These hedges are designated and accounted for as cash flow hedges. The interest rate swap is terminated upon issuance of the fixed rate bond, with the effective portion of the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $235,014 at December 31, 2009, and $331,643 at December 31, 2008. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2009 and 2008, the Bank’s maximum credit risk, as defined above,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

was estimated at $1,827 and $2,493, respectively, including $399 and $493 of net accrued interest and fees receivable, respectively. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,868 and $2,508 as collateral from counterparties as of December 31, 2009 and 2008, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 18.

One of the Bank’s derivatives counterparties was Lehman Brothers Special Financing Inc. (LBSF), a subsidiary of Lehman Brothers Holdings Inc. (LBH). In September 2008, LBH filed for Chapter 11 bankruptcy. Because the bankruptcy filing constituted an event of default under LBSF’s derivatives agreement with the Bank, the Bank terminated all outstanding positions with LBSF early and entered into derivatives transactions with other dealers to replace a large portion of the terminated transactions, which totaled $13,200 (notional). Because the Bank had adequate collateral from LBSF, the Bank did not incur a loss on the terminations. LBSF subsequently filed for bankruptcy in October 2008.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below A, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2009, was $190, for which the Bank had posted collateral of $40 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to AAA/AA, then the Bank would have been required to deliver up to an additional $48 of collateral to its derivatives counterparties at December 31, 2009. The Bank’s credit ratings continue to be AAA/AAA.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of December 31, 2009 and 2008. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	2009			2008
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$104,211	$2,476	$699	$114,374	$4,216	$1,340

Total	104,211	2,476	699	114,374	4,216	1,340

Derivatives not designated as hedging instruments:
Interest rate swaps	129,108	684	756	215,374	923	1,699
Interest rate caps, floors, corridors, and/or collars	1,695	16	22	1,895	1	20

Total	130,803	700	778	217,269	924	1,719

Total derivatives before netting and collateral adjustments	$235,014	3,176	1,477	$331,643	5,140	3,059

Netting adjustments by counterparty		(1,349)	(1,349)		(2,647)	(2,647)
Cash collateral and related accrued interest		(1,375)	77		(2,026)	25

Total collateral and netting adjustments(1)		(2,724)	(1,272)		(4,673)	(2,622)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$452	$205		$467	$437

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the components of net (loss)/gain on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$24	$10	$(24)

Total net gain/(loss) related to fair value hedge ineffectiveness	24	10	(24)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	538	(863)	65
Interest rate swaptions	—	(21)	15
Interest rate caps, floors, corridors, and/or collars	12	(14)	—
Net interest settlements	(452)	(120)	(4)

Total net (loss)/gain related to derivatives not designated as hedging instruments	98	(1,018)	76

Net (loss)/gain on derivatives and hedging activities	$122	$(1,008)	$52

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2009, 2008, and 2007.

Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2009:
Advances	$641	$(677)	$(36)	$(966)
Consolidated obligation bonds	(1,649)	1,709	60	2,099

Total	$(1,008)	$1,032	$24	$1,133

Year ended December 31, 2008:
Advances	$(1,016)	$1,064	$48	$(388)
Consolidated obligation bonds	2,528	(2,566)	(38)	1,541

Total	$1,512	$(1,502)	$10	$1,153

Year ended December 31, 2007:
Advances	$(800)	$802	$2	$230
Consolidated obligation bonds	2,405	(2,431)	(26)	(867)

Total	$1,605	$(1,629)	$(24)	$(637)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the years ended December 31, 2009 and 2008, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2009, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2009 and 2008:

	2009		2008
Type of Derivative and Hedge Classification	Notional Amount of Derivatives	Estimated Fair Value	Notional Amount of Derivatives	Estimated Fair Value
Interest rate swaps:
Fair value	$104,211	$1,392	$114,374	$2,486
Economic	129,108	(78)	215,374	(907)
Interest rate caps, floors, corridors, and/or collars:
Economic	1,695	(6)	1,895	(18)

Total	$235,014	$1,308	$331,643	$1,561

Total derivatives excluding accrued interest		$1,308		$1,561
Accrued interest, net		391		520
Cash collateral held from counterparties – liabilities(1)		(1,452)		(2,051)

Net derivative balances		$247		$30

Derivative assets		$452		$467
Derivative liabilities		(205)		(437)

Net derivative balances		$247		$30

(1)	Amount represents the receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of December 31, 2009 and 2008.

Note 17 – Estimated Fair Values

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2009:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by fair value hierarchy (as described above).

	Fair Value Measurement Using:			Netting Adjustments(1)	Total
December 31, 2009	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$31	$—	$—	$31
Available-for-sale securities	—	1,931	—	—	1,931
Advances(2)	—	22,952	—	—	22,952
Derivative assets	—	3,176	—	(2,724)	452

Total assets	$—	$28,090	$—	$(2,724)	$25,366

Liabilities:
Consolidated obligation bonds(3)	$—	$38,173	$—	$—	$38,173
Derivative liabilities	—	1,477	—	(1,272)	205

Total liabilities	$—	$39,650	$—	$(1,272)	$38,378

	Fair Value Measurement Using:			Netting Adjustments(1)	Total
December 31, 2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$35	$—	$—	$35
Advances(2)	—	41,599	—	—	41,599
Derivative assets	—	5,140	—	(4,673)	467

Total assets	$—	$46,774	$—	$(4,673)	$42,101

Liabilities:
Consolidated obligation bonds(3)	$—	$32,243	$—	$—	$32,243
Derivative liabilities	—	3,059	—	(2,622)	437

Total liabilities	$—	$35,302	$—	$(2,622)	$32,680

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.
(2)	Includes $21,616 and $38,573 of advances recorded under the fair value option at December 31, 2009 and 2008, respectively, and $1,336 and $3,026 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at December 31, 2009 and 2008, respectively.
(3)	Includes $37,022 and $30,286 of consolidated obligation bonds recorded under the fair value option at December 31, 2009 and 2008, respectively, and $1,151 and $1,957 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at December 31, 2009 and 2008, respectively.

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

Trading Securities – The Bank’s trading securities portfolio currently consists of agency residential MBS investments collateralized by residential mortgages. These securities are recorded at fair value on a recurring basis. In 2008, fair value measurement was based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. During 2009, the Bank changed the methodology used to estimate the fair value of agency residential MBS. In an effort to achieve consistency among all the FHLBanks in applying a fair value methodology, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for agency residential MBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. Because quoted prices are not available for these securities, the Bank has primarily relied on the pricing vendors’ use of market-observable inputs and model-based valuation techniques for the fair value measurements, and the Bank classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values on the trading securities are included in the other income section on the Statements of Income.

Available-for-Sale Securities – The Bank’s available-for-sale securities portfolio currently consists of corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. These securities are recorded at fair value on a recurring basis. In determining the estimated fair value, the Bank requests prices from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. Because of the observable inputs from an active market used by the pricing services, the Bank considers these to be Level 2 inputs.

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

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. In addition, the Bank obtains market-observable inputs from derivatives dealers for complex advances. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market-observable, and the Bank generally classifies these advances as Level 2 within the valuation hierarchy.

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

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market-observable, and the Bank generally classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The Bank records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify for fair value hedge accounting represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability for asset and liability management purposes (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 16 to the Financial Statements.

Consolidated Obligation Bonds – Certain consolidated obligation bonds either elected for the fair value option or accounted for in a qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based inputs obtained from the Office of Finance and provided to the Bank. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivative dealers. For example, the Bank uses swaption volatilities as an input.

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

The inputs used in the Bank’s fair value measurement of these consolidated obligation bonds are primarily market-observable, and the Bank generally classifies these consolidated obligation bonds as Level 2 within the valuation hierarchy. For complex transactions, market-observable inputs may not be available and the inputs are evaluated to determine whether they may result in a Level 3 classification in the fair value hierarchy.

The contractual interest expense on the consolidated obligation bonds is recorded as net interest income on the Statements of Income. The remaining changes in fair values of the consolidated obligation bonds are included in the other income section on the Statements of Income.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2009 and 2008, the Bank measured certain of its held-to-maturity investment securities at fair value on a nonrecurring basis. The following tables present the investment securities as of December 31, 2009 and 2008, for which a nonrecurring change in fair value was recorded at December 31, 2009 and 2008, by level within the fair value hierarchy.

	Fair Value Measurement Using:
December 31, 2009	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$1,880

PLRMBS with a carrying amount of $2,177 were written down to their fair value of $1,880.

	Fair Value Measurement Using:
December 31, 2008	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$924

PLRMBS with a carrying value of $1,514 were written down to their fair value of $924. The Bank adopted OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying this OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.

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

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS. In an effort to achieve consistency among all the FHLBanks in applying a fair value methodology, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

This change in fair value methodology did not have a significant impact on the Bank’s estimated fair values of its PLRMBS at September 30, 2009, and December 31, 2009.

Fair Value Option.  The fair value option permits an entity to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Bank elected the fair value option for certain financial instruments on January 1, 2008, as follows:

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

In addition to the items transitioned to the fair value option on January 1, 2008, the Bank has elected that any new transactions in these categories will be accounted for under the fair value option. In general, transactions for which the Bank has elected the fair value option are in economic hedge relationships. The Bank has also elected the fair value option for the following additional categories for all new transactions entered into starting on January 1, 2008:

•	Adjustable rate credit advances indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, Constant Maturity Swap (CMS), and 12-month Moving Treasury Average of one-year CMT (12MTA)

•	Adjustable rate consolidated obligation bonds indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, CMS, and 12MTA

The Bank has elected these items for the fair value option to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. The risk associated with using fair value only for the derivative is the Bank’s primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting or that have not previously met or may be at risk for not meeting the hedge effectiveness requirements.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option for the years ended December 31, 2009 and 2008:

	2009		2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the year	$38,573	$30,286	$15,985	$1,247
New transactions elected for fair value option	511	33,575	27,698	30,903
Maturities and terminations	(16,823)	(26,736)	(6,090)	(1,903)
Net (loss)/gain on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(572)	(101)	914	24
Change in accrued interest	(73)	(2)	66	15

Balance, end of the year	$21,616	$37,022	$38,573	$30,286

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for 2009 and 2008 was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the years ended December 31, 2009 and 2008:

	2009				2008
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net (Loss)/ Gain on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$1,084	$—	$(572)	$512	$1,003	$—	$914	$1,917
Consolidated obligation bonds	—	(188)	101	(87)	—	(452)	(24)	(476)

Total	$1,084	$(188)	$(471)	$425	$1,003	$(452)	$890	$1,441

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at December 31, 2009 and 2008:

	2009			2008
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$21,000	$21,616	$616	$37,274	$38,573	$1,299
Consolidated obligation bonds	37,075	37,022	(53)	30,236	30,286	50

(1)	At December 31, 2009 and 2008, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values.  The tables show the estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008. These estimates are based on pertinent information available to the Bank as of December 31, 2009 and 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Subjectivity of Estimates Related to Fair Values of Financial Instruments.  Estimates of the fair value of advances with embedded options, mortgage instruments, derivatives with embedded options, and consolidated obligation bonds with embedded options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific date, they are susceptible to material near term changes.

The assumptions used in estimating the fair values of the Bank’s financial instruments at December 31, 2009, are discussed below. See Note 17 to the Financial Statements in the Bank’s 2008 Form 10-K for the assumptions used in estimating the fair value rules of the Bank’s financial investments at December 31, 2008.

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

Trading and Available-for-Sale Securities – The estimated fair value of trading securities is measured as described in “Fair Value Measurement – Trading Securities” above and the estimated fair value of available-for-sale securities is measured as described in “Fair Value Measurement – Available-for-Sale Securities” above.

Held-to-Maturity Securities – The estimated fair value of held-to-maturity MBS is measured as described in Note 6. The estimated fair value of all other instruments is determined based on each security’s quoted price, or prices obtained from pricing services, excluding accrued interest, as of the last business day of the period, or when quoted prices are not available, the estimated fair value is determined by calculating the present value of expected cash flows, excluding accrued interest, using market-observable inputs as of the last business day of the period, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

Mandatorily Redeemable Capital Stock – The fair value of capital stock subject to mandatory redemption is at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed at par value, subject to statutory and regulatory requirements. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments – The estimated fair value of the Bank’s commitments to extend credit was immaterial at December 31, 2009 and 2008. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of these guarantees is recorded in other liabilities.

Fair Value of Financial Instruments

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$8,280	$8,280	$19,632	$19,632
Federal funds sold	8,164	8,164	9,431	9,431
Trading securities	31	31	35	35
Available-for-sale securities	1,931	1,931	—	—
Held-to-maturity securities	36,880	35,682	51,205	44,270
Advances (includes $21,616 and $38,573 at fair value under the fair value option, respectively)	133,559	133,778	235,664	235,626
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	3,037	3,117	3,712	3,755
Accrued interest receivable	355	355	865	865
Derivative assets(1)	452	452	467	467

Liabilities
Deposits	224	224	604	604
Consolidated obligations:
Bonds (includes $37,022 and $30,286 at fair value under the fair value option, respectively)	162,053	162,220	213,114	213,047
Discount notes	18,246	18,254	91,819	92,096
Mandatorily redeemable capital stock	4,843	4,843	3,747	3,747
Accrued interest payable	754	754	1,451	1,451
Derivative liabilities(1)	205	205	437	437

Other
Standby letters of credit	27	27	39	39

(1)    Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

As of December 31, 2009, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $1,198. These net unrecognized holding losses were primarily in MBS and were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 6 to the Financial Statements.

As of December 31, 2008, the Bank’s investment in held-to-maturity securities had net unrealized losses totaling $6,935. These net unrealized losses were primarily in MBS and were mainly due to illiquidity in the MBS market and uncertainty about the future condition of the housing and mortgage markets and the economy, causing these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 6 to the Financial Statements in the Bank’s 2008 Form 10-K.

Note 18 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009, and through the date of this report, does not believe that is probable that it will be asked to do so.

The Bank determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all consolidated obligations. The joint and several obligations are mandated by regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the FHLBanks’ joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $930,617 at December 31, 2009, and $1,251,542 at December 31, 2008. The par value of the Bank’s participation in consolidated obligations was $178,186 at December 31, 2009, and $301,202 at December 31, 2008.

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

In addition, the regulation requires that an FHLBank must provide written notice to the Finance Agency if at any time the FHLBank is unable to provide the quarterly certification; projects that it will be unable to fully meet all of its current obligations, including direct obligations, on a timely basis during the quarter; or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations. If an FHLBank gives any one of these notices (other than in a case of a temporary interruption in the FHLBank’s debt servicing operations resulting from an external event such as a natural disaster or a power failure), it must promptly file a consolidated obligations payment plan for Finance Agency approval specifying the measures the FHLBank will undertake to make full and timely payments of all of its current obligations.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

In 2008, the Bank and the other FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s GSE Credit Facility, as authorized by the Housing Act. None of the FHLBanks drew on the GSE Credit Facility in 2008 or 2009, and the Lending Agreements expired on December 31, 2009. The GSE Credit Facility was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSE Credit Facility would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would have been agreed to at the time of borrowing. Loans under the Lending Agreements were to be secured by collateral acceptable to the U.S. Treasury, which may consist of FHLBank member advances collateralized in accordance with regulatory standards or MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a listing of eligible collateral, updated on a weekly basis, that could be used as security in the event of a borrowing. The amount of collateral was subject to an increase or decrease (subject to approval of the U.S. Treasury) at any time by delivery of an updated listing of collateral.

Commitments that legally obligate the Bank for additional advances totaled $32 at December 31, 2009, and $470 at December 31, 2008. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit at December 31, 2009 and 2008, were as follows:

	2009	2008
Outstanding notional	$5,269	$5,723
Original terms	23 days to 10 years	23 days to 10 years
Final expiration year	2019	2018

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $27 at December 31, 2009, and $39 at December 31, 2008. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 7 to the Financial Statements). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of December 31, 2009 and 2008.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by, guaranties from related entities that have long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivative dealers) must fully collateralize the Bank’s net credit exposure. As of December 31, 2009, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2008, the Bank had pledged as collateral securities with a carrying value of $307, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $4, $4, and $4 for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum rentals at December 31, 2009, were as follows:

Year	Future Minimum Rentals
2010	$4
2011	4
2012	3
2013	3
2014	3
Thereafter	19

Total	$36

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

At December 31, 2009, the Bank had committed to the issuance of $1,090 in consolidated obligation bonds, of which $1,000 were hedged with associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $960 in consolidated obligation bonds, of which $500 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,110 at December 31, 2009, and $1,230 at December 31, 2008.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 10, 11, 12, 13, 14, and 16.

Note 19 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members.  The Bank has a cooperative ownership structure under which current member institutions own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank’s capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank’s capital requirements (see Note 13 to the Financial Statements for further information).

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Transactions with Certain Members and Certain Nonmembers.  The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank’s capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank’s Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members or nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business.

	December 31,
	2009	2008
Assets:
Cash and due from banks	$—	$1
Federal funds sold	—	460
Held-to-maturity securities(1)	2,638	4,268
Advances	87,701	164,349
Mortgage loans held for portfolio	2,391	2,880
Accrued interest receivable	150	537
Derivative assets	956	1,350

Total	$93,836	$173,845

Liabilities:
Deposits	$993	$1,384
Mandatorily redeemable capital stock	4,311	3,021
Derivative liabilities	—	39

Total	$5,304	$4,444

Notional amount of derivatives	$55,152	$62,819
Standby letters of credit	3,885	4,579

(1) Held-to-maturity securities include MBS issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	For the years ended December 31,
	2009	2008	2007
Interest Income:
Federal funds sold	$2	$3	$23
Held-to-maturity securities	142	146	173
Advances(1)	1,891	5,672	7,371
Mortgage loans held for portfolio	130	149	164

Total	$2,165	$5,970	$7,731

Interest Expense:
Deposits	$—	$3	$1
Mandatorily redeemable capital stock	6	2	—
Consolidated obligations(1)	(670)	(83)	56

Total	$(664)	$(78)	$57

Other Income:
Net (loss)/gain on derivatives and hedging activities	$(436)	$609	$85
Other income	4	3	—

Total	$(432)	$612	$85

(1) Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Transactions with Other FHLBanks.  Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 102.

Note 20 – Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Professional and contract services	$32	$26	$21
Travel	2	2	1
Occupancy	5	4	5
Equipment	8	6	6
Other	4	4	3

Total	$51	$42	$36

Note 21 – Subsequent Events

The Bank has evaluated events subsequent to December 31, 2009, until the time of the Form 10-K filing with the SEC, and no material subsequent events were identified, other than those discussed below.

On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%. The Bank recorded the fourth quarter dividend during the first quarter of 2010. The Bank expects to pay the fourth quarter dividend of $9 on or about March 26, 2010. The Bank expects to pay the dividend in cash rather than stock form to comply with Finance Agency rules.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2009 and 2008, are included in the following tables (dollars in millions except per share amounts).

	Three months ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Interest income	$777	$950	$1,184	$1,550
Interest expense	371	492	700	1,116

Net interest income	406	458	484	434
Provision for credit losses on mortgage loans	—	—	1	—
Other loss	(130)	(543)	(39)	(236)
Other expense	39	31	31	31
Assessments	63	(31)	110	44

Net income/(loss)	$174	$(85)	$303	$123

Dividends declared per share(1)	$0.07	$—	$0.21	$—
Annualized dividend rate(1)	0.27%	—%	0.84%	—%

	Three months ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Interest income	$2,520	$2,542	$2,572	$3,383
Interest expense	2,052	2,149	2,234	3,151

Net interest income	468	393	338	232
Other (loss)/income	(575)	(225)	(10)	120
Other expense	34	29	24	25
Assessments	(38)	38	81	87

Net (loss)/income	$(103)	$101	$223	$240

Dividends declared per share	$—	$0.97	$1.54	$1.42
Annualized dividend rate(2)	—%	3.85%	6.19%	5.73%

(1)	On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009. On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009, which was recorded and is expected to be paid during the first quarter of 2010.
(2)	All dividends except fractional shares were paid in the form of capital stock.

Investment Securities

Supplementary financial data on the Bank’s investment securities as of December 31, 2009, 2008, and 2007, are included in the tables below.

Trading Securities

(In millions)	2009	2008	2007
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae	$23	$25	$30
GSEs:
Freddie Mac	—	—	15
Fannie Mae	8	10	13

Total	$31	$35	$58

Available-for-Sale Securities

(In millions)	2009	2008	2007
Other bonds, notes, and debentures:
TLGP(1)	$1,931	$—	$—

(1) TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Held-to-Maturity Securities

(In millions)	2009	2008	2007
Interest-bearing deposits	$6,510	$11,200	$14,590
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae	16	19	23
GSEs:
Freddie Mac	3,423	4,408	2,474
Fannie Mae	8,467	10,083	2,817
States and political subdivisions:
Housing finance agency bonds	769	802	867
Other bonds, notes, and debentures:
Commercial paper	1,100	150	3,688
TLGP(1)	304	—	—
PLRMBS	16,291	24,543	28,716

Total	$36,880	$51,205	$53,175

(1) TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

As of December 31, 2009, trading securities had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Carrying Value	Yield
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae:
After ten years	$23	4.11%
GSEs:
Fannie Mae:
After one year but within five years	8	4.77

Total	$31	4.28%

As of December 31, 2009, available-for-sale securities had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Carrying Value	Yield
Other bonds, notes, and debentures:
TLGP(1):
After one year but within five years	$1,931	0.41%

(1) TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

As of December 31, 2009, held-to-maturity securities had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Carrying Value	Yield
Interest-bearing deposits	$6,510	0.16%
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae:
After five years but within ten years	7	0.63
After ten years	9	1.81
GSEs:
Freddie Mac:
After one year but within five years	1	0.75
After five years but within ten years	16	5.98
After ten years	3,406	4.83
Fannie Mae:
After five years but within ten years	172	4.54
After ten years	8,295	4.15

Subtotal	11,906	4.35

States and political subdivisions:
Housing finance agency bonds:
After one year but within five years	12	0.43
After five years but within ten years	27	0.40
After ten years	730	0.53

Subtotal	769	0.53

Other bonds, notes, and debentures:
Commercial paper:
Within one year	1,100	0.12
TLGP(1):
After one year but within five years	304	1.80
PLRMBS:
After five years but within ten years	10	6.31
After ten years	16,281	3.73

Subtotal	16,291	3.73

Total	$36,880	3.17%

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Geographic Concentration of Mortgage Loans(1)(2)

	December 31,
	2009	2008
Midwest	16%	16%
Northeast	22	22
Southeast	14	13
Southwest	10	10
West	38	39

Total	100%	100%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (discount notes) for the years ended December 31, 2009, 2008, and 2007:

(Dollars in millions)	2009	2008	2007
Outstanding at end of the period	$18,246	$91,819	$78,368
Weighted average rate at end of the period	0.35%	1.49%	4.39%
Daily average outstanding for the period	$53,813	$80,658	$41,075
Weighted average rate for the period	0.88%	2.81%	4.96%
Highest outstanding at any monthend	$83,619	$91,819	$83,030

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The senior management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (1934 Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president and controller as of the end of the annual period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president and controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

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

During the three months ended December 31, 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. For management’s assessment of the Bank’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 100.

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

ITEM 9A(T).	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2009, the Federal Home Loan Bank of San Francisco’s (Bank) California members re-elected incumbent member director Douglas H. (Tad) Lowrey and elected member director J. Benson Porter to each fill a California member director position for a term beginning January 1, 2010, and ending December 31, 2013. Members eligible to vote in the 2009 California member director election were invited to nominate candidates for the California member director positions to be filled, and the election was conducted by mail during the fourth quarter of 2009. No in-person meeting of the members was held.

Out of 352 institutions eligible to vote in the 2009 California member director election, 195 participated, casting a total of 11,765,906 votes, of which Mr. Lowrey received 3,186,680 votes and Mr. Porter received 2,926,821 votes. The table below shows the number of votes that each nominee received in the 2009 election for the California member director positions.

Name	Member	Votes
Blunden, Craig G.	Chief Executive Officer Provident Savings Bank, F.S.B., Riverside, CA	2,149,535

Gardner, Steven R.	President and Chief Executive Officer Pacific Premier Bank, Costa Mesa, CA	1,704,610

Jackson, V. Charles	President and Chief Executive Officer First Private Bank & Trust, Encino, CA	1,434,520

Lowrey, Douglas H. (Tad)	President and Chief Executive Officer CapitalSource Bank, Los Angeles, CA	3,186,680

Porter, J. Benson	President and Chief Executive Officer Addison Avenue Federal Credit Union, Palo Alto, CA	2,926,821

Tjan, Ivo A.	Chairman and Chief Executive Officer CommerceWest Bank, N.A., Irvine, CA	363,740

	Total Votes Cast:	11,765,906

The Bank also conducted an at-large election for two nonmember independent director positions during the fourth quarter of 2009. Two candidates were nominated to run in the election, and the Bank’s members re-elected incumbent nonmember independent directors John F. Luikart and John T. Wasley. Out of 428 institutions eligible to vote in the at-large election, 221 participated, casting a total of 13,438,946 votes, of which Mr. Luikart received 6,813,868 votes (representing 43.18% of total eligible voting shares) and Mr. Wasley received 6,625,078 votes (representing 41.98% of total eligible voting shares).

See “Directors, Executive Officers and Corporate Governance – Board of Directors” for more information regarding the Bank’s directors.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Bank’s Board of Directors (Board) is composed of member directors and nonmember “independent” directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Federal Home Loan Bank of San Francisco (Bank). Member director positions are allocated to each of the three states in the Bank’s district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2010, one is allocated to Arizona, three are allocated to California, and four are allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency has designated six nonmember independent director positions for 2010, two of which are public interest director positions.

Prior to the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act) on July 30, 2008, the Bank had a class of directors who were appointed by the Federal Housing Finance Board (Finance Board), known as “appointive directors.” Under the Housing Act, all “appointive” director positions are now known as nonmember independent director positions, and the method for filling these positions was changed to require that nonmember independent director positions be filled through an election of the Bank’s members at-large instead of through appointment by the Bank’s regulator.

The Bank holds elections each year for the director positions becoming vacant at yearend, with new terms beginning the following January 1. For member director positions, members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For nonmember independent director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.

Candidates for member director positions are not nominated by the Bank’s Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the members eligible to participate in the election in the relevant state. Candidates for nonmember independent directors are nominated by the Board, following consultation with the Bank’s Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Bank’s Governance Committee performs certain functions that are similar to a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election may be declared elected by the Bank.

Each member director must be a citizen of the United States of America and must be an officer or director of a member of the Bank. There are no other eligibility or qualification requirements in the FHLBank Act or the regulations governing the FHLBanks for member directors. Each nonmember independent director must be a United States citizen and must maintain a principal residence in a state in the Bank’s district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any Federal Home Loan Bank (FHLBank) or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. Each nonmember independent director who serves as a public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each nonmember independent director other than a public interest director must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

The term for each director position is four years (unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank’s Board performs a Board assessment that includes consideration of the directors’ backgrounds, expertise, perspectives, length of service and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes or skills expected of the directors to serve on the Bank’s Board, as described in each director’s biography below.

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

The charter of the Audit Committee of the Bank’s Board is available on the Bank’s website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 26, 2010) regarding each of the Bank’s directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1)	63	2003	2012
Scott C. Syphax, Vice Chairman(2)(3)(10)(12)(13)	46	2002	2010
Paul R. Ackerman(4)(13)	48	2009	2012
Reginald Chen(5)(11)(13)	49	2007	2011
David A. Funk(5)(10)(11)(13)	66	2005	2010
Melinda Guzman(6)(11)(13)	46	2009	2012
W. Douglas Hile(7)(10)(12)(13)	57	2007	2010
Douglas H. (Tad) Lowrey(1)(10)(12)	57	2006	2013
John F. Luikart(8)(10)(11)(12)(13)	60	2007	2013
Kevin G. Murray(3)	49	2008	2010
Robert F. Nielsen(6)(13)	63	2009	2012
J. Benson Porter(9)(13)	44	2009	2012
John T. Wasley(8)(11)(12)(13)	48	2007	2013

(1)	Elected by the Bank’s California members.
(2)	Mr. Syphax became Vice Chairman on December 4, 2009. James P. Giraldin resigned as Vice Chairman and a director effective September 23, 2009.
(3)	Appointed by the Finance Board.
(4)	Mr. Ackerman was selected by the Board to fill a vacant Nevada director position effective May 28, 2009. The position became vacant upon the departure of Gregory A. Kares effective February 27, 2009.
(5)	Mr. Chen and Mr. Funk were declared elected by the Board as Nevada directors.
(6)	Ms. Guzman and Mr. Nielsen both were elected by the members at-large as nonmember independent directors effective March 27, 2009. Ms. Guzman served as an appointive director from April 19, 2007, to December 31, 2008. Mr. Nielsen served as an appointive director from April 19, 2007, to December 31, 2008.
(7)	Declared elected by the Board as an Arizona director.
(8)	Elected by the members at-large as a nonmember independent director.
(9)	Mr. Porter was elected by the California members to serve as a California director for a four-year term beginning on January 1, 2010. Mr. Porter also served as a Nevada director in January 2007. Mr. Porter was selected by the Board to fill a vacant California director position effective December 3, 2009, for a term expiring on December 31, 2009. This position became vacant upon the resignation of Mr. Giraldin.
(10)	Member of the Audit Committee in 2009. Former director James P. Giraldin served on the Audit Committee in 2009.
(11)	Member of the EEO-Personnel-Compensation Committee in 2009. Former director James P. Giraldin served on the EEO-Personnel-Compensation Committee in 2009.
(12)	Member of the Audit Committee in 2010.
(13)	Member of the EEO-Personnel-Compensation Committee in 2010.

The Board has determined that Mr. Hile is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required by SEC rules to disclose whether Mr. Hile is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the NASDAQ definition of independence, and under that definition, Mr. Hile is independent. In addition, Mr. Hile is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, San Diego, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board of directors from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. From 2005 through February 2008, he served as chairman of the Council of Federal Home Loan Banks. Since 2005, he has served as chairman of the Chair-Vice Chair Committee of the Federal Home Loan Bank System. He has been chairman of the Bank’s Board since 2005 and was vice chairman of the Bank’s Board in 2004. Mr. Chrisman’s position as an officer of a Bank member; his previous positions as a director with or chairman of Bank members; his involvement in and knowledge of corporate governance, human resources, and compensation practices and his management skills, as indicated by his background; support Mr. Chrisman’s qualifications to serve on the Bank’s Board.

Scott C. Syphax, Vice Chairman

Scott C. Syphax has been president and chief executive officer of Nehemiah Corporation of America, a community development corporation, Sacramento, California, since 2001. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He has been vice chairman of the Bank’s Board since December 2009. Mr. Syphax’s involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax’s qualifications to serve as a public interest director on the Bank’s Board.

Paul R. Ackerman

Paul R. Ackerman has been Executive Vice President and Treasurer of Wells Fargo & Company and its major bank subsidiaries, including Wells Fargo Financial National Bank, Las Vegas, Nevada, since 2005. Mr. Ackerman has more than 22 years of senior management experience in the financial services industry. Mr. Ackerman’s position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, and financial management and his experience in derivatives and capital markets, as indicated by his background; support Mr. Ackerman’s qualifications to serve on the Bank’s Board.

Reginald Chen

Reginald Chen has been a Managing Director of Citibank, N.A., Las Vegas, Nevada, the Business Treasurer supporting Citigroup’s Citi Holdings businesses, and Legal Vehicle Treasurer for Citicorp Trust Bank, fsb, since December 2009. Previously, he was the Business Treasurer supporting Citigroup’s Global Retail Banking businesses from July 2008 to November 2009. He served as Treasurer of Citigroup’s Consumer Lending Group from October 2005 to June 2008 and was Treasurer of Citigroup’s Citibanking North America from May 1999 to September 2005. Mr. Chen’s position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, and financial management and his experience in derivatives and capital markets, as indicated by his background, support Mr. Chen’s qualifications to serve on the Bank’s Board.

David A. Funk

David A. Funk has been director and president of Nevada Security Bank, Reno, Nevada, since November 2002, and director of its holding company, The Bank Holdings, since 2004. Previously he was executive director, Nevada marketing, at Bank of the West, San Francisco, California, from August 2001 to November 2002. Mr. Funk’s position as the principal executive officer of a Bank member and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Funk’s qualifications to serve on the Bank’s Board.

Melinda Guzman

Melinda Guzman has been a partner with Goldsberry, Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plan & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman’s practice focuses on tort, labor, insurance, and commercial matters. From 2004 to 2005, Ms. Guzman served as a director of Pac-West Telecom, a publicly traded company. Ms. Guzman’s involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as Chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as Chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations, support Ms. Guzman’s qualifications to serve on the Bank’s Board.

W. Douglas Hile

W. Douglas Hile has been community development officer of West Valley National Bank, Avondale, Arizona, since July 2009, and president and chief executive officer of KleinBank, Chaska, Minnesota, since August 2009. Prior to that, he was chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and executive vice president and group executive for banking for its holding company, Marquette Financial Companies, since October 2002. He was chairman of Meridian Bank Texas, Fort Worth, Texas, since February 2007 and a director of First California Financial Group, Century City, California, and its predecessor organizations since September 2003. Mr. Hile’s current positions as the principal executive officer of a financial institution and a community development officer of a Bank member; his previous positions as principal executive officer, director, and chairman of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of community development, corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background; support Mr. Hile’s qualifications to serve on the Bank’s Board.

Douglas H. (Tad) Lowrey

Douglas H. (Tad) Lowrey has been president and chief executive officer of CapitalSource Bank, Los Angeles, California, since its formation in July 2008. Prior to that, he was chairman of Wedbush Bank, a de novo federally chartered savings bank, from its inception in February 2008 to July 2008, and executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. He served as a vice president of Fullerton Community Bank, Fullerton, California, from August 2005 until February 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for a number of savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank’s Board and was its vice chairman in 2003. Mr. Lowrey’s current position as the principal executive officer of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting and financial management, as indicated by his background; support Mr. Lowrey’s qualifications to serve on the Bank’s Board.

John F. Luikart

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He has also been chairman of Wedbush Morgan Securities Inc., Los Angeles, California, since August 2006. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002, and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart’s current position as the principal executive officer of an investment and financial advisory firm; his previous positions as director or principal executive officer of investment banking firms (or their affiliates); and his experience in investment management, capital markets, corporate finance, securitization and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting and financial management, as indicated by his background; support Mr. Luikart’s qualifications to serve on the Bank’s Board.

Kevin Murray

Kevin Murray has been a principal in The Murray Group, a legal and consulting firm, since its founding in December 2006. Mr. Murray was senior vice president of the William Morris Agency, Beverly Hills, California, from January 2007 to June 2009, working primarily in the company’s corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State Legislature, Mr. Murray practiced law. Mr. Murray’s involvement in legislative matters relating to, among other things, the banking and insurance industries and his experience in law, corporate governance practices, and management skills, as indicated by his background above, support Mr. Murray’s qualifications to serve on the Bank’s Board.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and became its vice president and secretary in February 2008. He is also a member and past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank’s Board from 1999 to 2001. Mr. Nielsen’s involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background above, and his role with the Affordable Housing Resource Council (a nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable rental housing properties), support Mr. Nielsen’s qualifications to serve as a public interest director on the Bank’s Board.

J. Benson Porter

J. Benson Porter has been president and chief executive officer of Addison Avenue Federal Credit Union since 2007. He previously served on the Bank’s Board in 2007 when he was the executive vice president and chief administrative officer at Washington Mutual Bank. During his 12-year career at Washington Mutual Bank, he held a variety of positions that included enterprise-wide responsibility for operational, production, customer service, regulatory, and external relations areas. Previously, he served as vice president and counsel with Key Bank. Mr. Porter currently serves as chairman of the board of Essex National Securities, Inc.; as associate director of PSCU Financial Services, Inc.; and on the advisory board to Fannie Mae’s Western Region. Mr. Porter’s current position as the principal executive officer of a Bank member; previous positions as officer, executive officer, and director of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background; support Mr. Porter’s qualifications to serve on the Bank’s Board.

John T. Wasley

John T. Wasley has been a managing partner of Heidrick & Struggles, a retained executive search firm based in Los Angeles, California, since June 2005. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People’s Bank of California. He previously served on the Bank’s Board from 2003 to 2005. Mr. Wasley’s involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous positions as principal executive officer and principal financial officer of real estate investment firms and an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions and financial management, support Mr. Wasley’s qualifications to serve on the Bank’s Board.

Executive Officers

Dean Schultz

Dean Schultz, 63, has been president and chief executive officer since April 1991. Mr. Schultz is a member of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the Federal Home Loan Banks. He is also a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 50, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Gregory P. Fontenot

Gregory P. Fontenot, 51, has been senior vice president and director of human resources since January 2006. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 50, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the Securities and Exchange Commission in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 58, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 57, has been senior vice president, director of internal audit, since June 2009. Prior to this, Mr. Martens was senior vice president, chief credit and collateral risk management officer, since 1998, and senior vice president, enterprise risk management, since 2004. Mr. Martens was also the senior officer overseeing the Bank’s community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board; vice president, supervisory agent, for the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 60, has been senior vice president, controller and operations officer, since 1996. Ms. Maytum joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and to senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner. She is a certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 57, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Ned Moran

Ned Moran, 49, joined the Bank in December 2008 as senior vice president and chief information officer. Before joining the Bank, Mr. Moran was the managing director and chief information officer for Trust Company of the West in Los Angeles, part of the Société Générale Group. Prior to that, he held information technology positions with CS First Boston, Drexel Burnham Lambert, and Andersen Consulting.

Lawrence H. Parks

Lawrence H. Parks, 48, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 57, has been senior vice president, mortgage finance sales and product development, since February 2005. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 51, joined the Bank in May 2009 as senior vice president, credit and collateral risk management. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 52, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 53, has been senior vice president, financial services (sales and marketing) and community investment since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2009. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers. The Housing and Economic Recovery Act of 2008 (Housing Act) provides the Director of the Federal Housing Finance Agency the authority to prevent the Federal Home Loan Banks (FHLBanks) from paying compensation to any executive officer that is not reasonable and comparable to other similar institutions. On June 5, 2009, the Federal Housing Finance Agency (Finance Agency) published a notice of proposed rulemaking and request for comment to effect certain sections of the Housing Act relating to executive compensation. In the interim, the Finance Agency is requiring that at least four weeks in advance of any planned actions by an FHLBank’s board of directors, with respect to compensation of the named executive officers (typically the five most highly compensated officers), the FHLBank provide the Finance Agency with copies of all materials related to the planned compensation decisions for its review. All compensation awards with regard to the named executive officers are to be paid following approval by the Bank’s Board of Directors (Board) and completion of any required regulatory review period. On October 27, 2009, the staff of the Finance Agency issued an advisory bulletin that outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices.

In accordance with the Housing Act, the Finance Agency issued an interim final rule that gives the Director of the Finance Agency authority to prohibit or limit, by regulation or order, any golden parachute payment after considering whether there is a reasonable basis to believe that the person has committed fraud or insider abuse, breached his/her fiduciary duty, is substantially responsible for the entity’s insolvency or “troubled condition,” or engaged in any similar enumerated bad acts, and any other factor the Director determines relevant to the facts and circumstances. Under the Finance Agency’s final rule issued on January 29, 2009, “golden parachute payment” is defined as any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person’s employment or affiliation, and (ii) is received on or after insolvency, conservatorship, or receivership of the FHLBank or the Director’s determination that the FHLBank is in a “troubled condition” (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director of the Finance Agency). On June 29, 2009, the Finance Agency issued a proposed rule to amend the final rule that would address in more detail prohibited and permissible golden parachute payments.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the Committee, of the Bank’s Board acts pursuant to a Board-approved charter. For 2010, the Committee consists of ten members of the Board. In 2009, the Committee consisted of five members of the Board. The Committee is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for our executive officers (the president, executive vice president, and senior vice presidents) and overseeing a risk assessment of the Bank’s compensation policies and practices for all employees. The Committee may rely on the assistance, advice, and recommendations of our management and other advisors, and may refer specific matters to other committees of the Board.

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

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank’s Corporate Goals and Performance Targets.  We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank’s corporate goals and performance targets, including those set forth in the Bank’s strategic plan. In addition to cash base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the Bank’s strategic plans and are responsible for the Bank’s performance.

Our compensation program is intended to focus the executives on achieving the Bank’s mission and encouraging teamwork and to associate executive pay with the Bank’s short-term and long-term corporate goals, performance targets, and strategic plan.

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

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank’s Strategic Plan.  For 2009, the Bank established four corporate goals to accomplish the Bank’s mission: a risk management goal (Risk Management goal), a financial goal (Potential Dividend Spread goal), a community investment goal (Community Investment goal), and an advances volume goal (Advances Volume goal). For 2008, the Bank had three corporate goals: the Potential Dividend Spread goal, a market business goal (Market Share goal), and the Community Investment goal; and for 2007, the Bank had two corporate goals: the Potential Dividend Spread goal and the Market Share goal.

The Risk Management goal was adopted by the Board in 2009 to enhance the financial and credit risk management, internal controls, and financial reporting frameworks to better align them with an extended period of housing and mortgage market distress that may lead to member failures and credit stress in the Bank’s MBS portfolio and to meet the best practices operating strategy of the Bank.

The Potential Dividend Spread goal is a financial goal and is the primary measure the Bank uses to determine the total potential rate of return to its shareholders. The Potential Dividend Spread goal is expressed as the spread of potential dividends over a financial benchmark (the combined average of the daily average of the overnight Federal funds effective rate and the four-year moving average of the U.S. Treasury note yield). The Potential Dividend Spread (the potential dividend yield from current income, exclusive of the impacts of fair value gains and losses and other adjustments, less the financial benchmark) measures the potential incremental return earned by a member’s investment in Bank capital stock, compared to what the member could be expected to earn from a risk-comparable mix of investments. For 2009, 2008, and 2007, the Board believed that the Potential Dividend Spread goal was an appropriate financial goal for the Bank because it provided management with the proper incentive to manage the Bank to achieve the objective of providing a return on the member’s stock comparable to the members’ risk-equivalent market alternatives.

The Community Investment goal is one of the primary measures the Bank uses to evaluate the Bank’s success in meeting its objective to promote and assist effective community investment, affordable housing, and economic development by its members and community partners. The Community Investment goal was added in 2008 to the corporate goal framework to further align management with the Bank’s public policy purpose. These efforts both complement and constitute elements of the Bank’s core business and mission endeavors. The Community Investment goal is based on management’s efforts to increase the number of members using the Bank’s programs and initiatives to promote and assist effective community investment, affordable housing, and economic development by Bank members and community partners. The Community Investment goal achievement level is measured in part by the addition of new community investment products, the expansion of existing programs, and the addition of funds available for community investment programs.

The Advances Volume goal is a member business goal and became one of the measures the Bank used in 2009 in extending credit to members safely and soundly. In light of the general economy, credit market conditions, trends in mortgage finance in evidence at yearend 2008, and the impact on the creditworthiness of certain members, the Board decided to focus management on meeting members’ wholesale needs in a safe and sound manner, rather than solely on business development as provided in previous years under the Market Share goal, as discussed below. In 2009, the Advances Volume goal was expressed as the average daily balance of Bank credit outstanding to members, excluding members that were less creditworthy.

Prior to the Advances Volume goal in 2009, the Market Share goal was the member business goal and the primary measure the Bank used to determine the success of the Bank’s core business. The Market Share goal was designed to incentivize management to extend credit to members safely and soundly and was expressed as: (i) the ratio of Bank credit outstanding to certain members and categories of members compared with their use of wholesale credit from other sources; (ii) the average daily balances of Bank credit outstanding to certain other members and categories of members; and (iii) the number of non-borrowing members that become borrowing members. For 2008 and 2007, the Board believed that the Market Share goal was an appropriate goal because it measured the effectiveness of the Bank in meeting members’ wholesale funding needs.

After yearend 2009, the Board established three corporate goals for 2010: the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal, a new goal that, among other things, combines the Bank’s financial goal with the member business goal and enhances and promotes the value of membership in light of the changing housing and finance services markets. The Board believes that the Franchise Enhancement goal is an appropriate goal in the current housing and finance environment because it incentivizes management to position the Bank to remain an integral component of the changing housing and finance markets. The Franchise Enhancement goal measures include: achieving a targeted potential dividend spread; innovating and pursuing business product development opportunities; enhancing financial strategies to effectively manage capital and maintain the appropriate balance between financial risk and financial return; developing strategies and implementation plans to address member business shrinkage and growth; pursuing strategies to address Congressional and regulatory efforts that may adversely affect the Bank’s funding and advances franchise; and in light of the current environment, developing a strategy regarding the repurchase of excess stock and the payment of dividends.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank’s Strategic Plan.  The individual performance goals established for executive officers are based on the Bank’s strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives include, among others, enhancing the advances franchise, enhancing the funding franchise, improving the technology platform, enhancing the affordable housing program and community investment program objectives, and improving the Bank’s financial reporting, risk management, and internal controls consistent with the Bank’s best practices operating strategy.

The Bank’s Short-Term Incentive Compensation Plans Calculate Executive Officers’ Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank’s Mission in a Safe and Sound Manner.  With respect to each of the named executive officers, for 2009 the achievement levels of each of the four Bank corporate goals (the Risk Management goal, the Potential Dividend Spread goal, the Community Investment goal, and the Advances Volume goal) were weighted for each category of officers relative to the individual goal weighting for that category of officers in calculating each named executive officer’s individual total weighted achievement level.

Unlike 2009, with respect to each of the named executive officers, for 2008 the total weighted achievement level of the Bank’s corporate goals in the aggregate was weighted for each officer relative to his or her individual goals in calculating his or her total weighted achievement level. To arrive at the total weighted achievement level of the Bank’s corporate goals for 2008 in the aggregate, the Bank’s three corporate goals were weighted to ensure that a proper balance occurred in achieving the Bank’s mission in a safe and sound manner. The relative weightings were as follows: Potential Dividend goal – 40%; Market Share goal – 40%; and Community Investment goal – 20%.

Similar to 2009, with respect to each of the named executive officers, for 2007 the achievement level of each of the two Bank corporate goals (the Potential Dividend Spread goal and the Market Share goal) was weighted for each category of officers relative to the individual goal weighting for that category in calculating each named executive officer’s individual total weighted achievement level.

The weightings of the Bank’s corporate goals are approved by the Board and are designed to appropriately focus senior management on accomplishing the Bank’s mission and strategic plan. See “President’s Incentive Plan” and “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the short-term incentive plans for the named executive officers.

Our Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent.  Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2009, we aimed to create a compensation program that delivered total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group. For 2008 and 2007, the targeted total compensation percentile was generally between the 50th and 65th percentile and 25th and 50th percentile, respectively. The targeted range for our total compensation package was raised in 2009 and 2008 from the previous years to enhance the Bank’s compensation program to reflect the current competitive environment for executive talent. The Committee uses data from a comparison group to support and inform its compensation decisions and to check the reasonableness and appropriateness of the levels of compensation provided to our executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of the Bank’s comparison group.

Beginning in November 2006, the Committee engaged Mercer Human Resources Consulting (Mercer), a nationally recognized global compensation consulting firm, to provide information to the Committee regarding compensation provided to executives in comparable positions at other companies. Specifically, Mercer provides customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of peer companies. Mercer does not currently provide any other services to the Bank.

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

Elements of Our Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank’s compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors. One of these factors is comparative salary information from industry salary surveys that include the financial institutions in the Bank’s comparison group. Other factors include the named executive officer’s relevant experience and accomplishments, the level of responsibility the named executive officer has at the Bank, and perceived market competition to hire the executives at their respective levels of experience. The Board approves any base salary adjustments for the named executive officers at the beginning of each year based on the Bank’s achievement of its corporate goals and performance targets for the previous year and also based on the individual’s performance and contributions to the Bank’s achievements. For the named executive officers, 2010 base salaries were increased between 4.0% and

10.2% relative to 2009 base salaries, based on each named executive officer’s individual performance in 2009, contribution to the Bank’s overall performance, and in the case of one named executive officer, an equity adjustment, to deliver total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group.

President’s Incentive Plan

We provide the Bank’s president with an annual (short-term) cash incentive compensation plan, the President’s Incentive Plan, or PIP, that rewards the president for the Bank’s overall performance and for significantly contributing to and influencing achievement of the Bank’s corporate goals and performance targets.

The 2009 PIP is based on the total weighted achievement of the four corporate goals approved by the Board for 2009, the Risk Management goal, the Potential Dividend Spread goal, the Community Investment goal, and the Advances Volume goal, and an individual goal.

Awards are based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). The Board has discretion to modify any and all incentive payments under the 2009 PIP. Any awards for achievement below the threshold total weighted achievement level are also at the sole discretion of the Board. Any award determination under the 2009 PIP is at the sole discretion of the Board.

For the 2009 PIP, the Board approved a potential 2009 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2009 PIP (and the 2009 Executive Incentive Plan and the 2009 Audit Executive Incentive Plan discussed below). Awards made under the 2009 PIP (and the 2009 Executive Incentive Plan and the 2009 Audit Executive Incentive Plan) in the aggregate may be greater or less than the pool amount, at the discretion of the Board, and any individual award opportunity is at the discretion of the Board. The compensation pool amount was established based on, among other things, delivering a total compensation package generally between the 50th and 65th percentile of the Bank’s comparison group.

For the 2008 PIP, the Board used a discretionary approach to the president’s short-term incentive compensation given economic uncertainties, and as a result, the 2008 PIP was less formulaic than the 2009 PIP or the 2007 PIP (as discussed below) in its application. For example, rather than establishing an individual goal for the president, the 2008 PIP provided that the Board would assess the president’s individual performance against the total weighed achievement level of the three corporate goals in the aggregate in any award determination. In addition, in exercising the Board’s discretion, the Board continued to use the formulaic approach used in the 2007 PIP in determining the award under the 2008 PIP (for example, the Board used the award ranges as a percentage of base salary used in the 2007 PIP rather than using the incentive compensation pool discussed below).

For the 2008 PIP, the Board approved a potential incentive compensation pool in the amount of $3.751 million for potential incentive award payments under the 2008 PIP and the 2008 Executive Incentive Plan. Awards made under the 2008 PIP and the 2008 Executive Incentive Plan could have been greater or less than the pool amount, at the discretion of the Board.

For the 2007 PIP, the award opportunity was based on specific targeted achievement levels of each of the two Bank corporate goals (the Potential Dividend Spread goal and the Market Share goal) and a leadership goal. Unlike the 2009 PIP and the 2008 PIP, the award opportunity expressed as award ranges as a percentage of base salary under the 2007 PIP was specifically tied to certain total weighted achievement levels. The 2007 PIP awards also included a Board discretionary component that represented achievements that were not necessarily measured or identified in the plan.

In calculating the awards under the 2009 and 2007 PIPs, the president’s individual goal (in the 2009 PIP only), the president’s leadership goal (in the 2007 PIP only), the Bank’s corporate goals, and the Board discretionary component (in the 2007 PIP only) were weighted. Greater weight was given to the Bank’s corporate goals than the other components for the president since he is expected to have a significant impact on the Bank’s overall performance and achievements relating to these corporate goals.

The following table shows the goal weights for the president in the 2009 PIP.

2009 PIP	2009 Goal Weights
Risk Management Goal	45.0%
Potential Dividend Spread Goal	22.5
Community Investment Goal	18.0
Advances Volume Goal	4.5
Individual Goal	10.0

Total	100.0%

The following table shows the goal weights for the president in the 2007 PIP.

2007 PIP	2007 Goal Weights
Potential Dividend Spread Goal	32%
Market Share Goal	36
Leadership Goal	10
Discretionary	22

Total	100%

Awards under the 2009 and 2007 PIPs were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the president’s total weighted achievement level. The president’s total weighted achievement level was then used to determine the president’s cash incentive compensation award under both the 2009 and 2007 PIPs.

The following table shows the ranges of potential awards as a percentage of the president’s base salary based on the president’s total weighted achievement level in the 2007 PIP.

Total Weighted Achievement	Award Ranges as a Percentage of Base Salary (rounded)
200%	60%
150-199%	45-59%
100-149%	30-44%
75-99%	15-29%
0-74%	Award at the discretion of the Board of Directors

The 2007 PIP award ranges and plan design were intended to appropriately reward the president based on the total achievement level of all goals. For the 2007 PIP, the award ranges as a percentage of base salary were intended to be consistent with delivering a total cash compensation package generally between the 25th and the 50th percentile of the total compensation packages of the Bank’s comparison group for the respective year.

As stated above, for all corporate goals in each of the PIPs, the Board approved graduating performance targets known as achievement levels. Specifically, we use a scale of 0% to 200% to measure the achievement level for all the Bank’s corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level. For the president’s individual goals and leadership goal, we also used a scale of 0% to 200% to measure his achievement level.

The target achievement level is designed to reward officers, including the president under the PIPs, for execution of the Bank’s corporate goals to accomplish the Bank’s mission as described above based on an expected level of performance for all corporate goals and the officer’s individual goals. The exceeds and far exceeds achievement levels were designed to reward officers, including the president under the PIPs, when the Bank exceeds target level expectations. The PIPs define the exceeds achievement level as an optimistic achievement level based on expected business and the far exceeds achievement level as the most optimistic achievement level based on reasonable business assumptions and conditions.

For the years 2002 to 2008, the Bank achieved performance in excess of the target achievement levels of both the Potential Dividend Spread goal and the Market Share goal in six of the seven years but did not achieve the far exceeds achievement level, except for the Potential Dividend Spread for 2008, which had an achievement level of 200%. The achievement level over those seven years was between 80% and 200% for the Potential Dividend Spread goal and between 133% and 193% for the Market Share goal. For 2009, the Bank did not achieve the target achievement level of the Potential Dividend Spread goal. As discussed above, the 2008 PIP was the first time the Board considered the Community Investment goal in determining an award; the achievement level for 2008 was 160%. For 2009, the achievement level for the Community Investment goal was 200%.

Also as previously discussed, the 2009 PIP (and the 2009 Executive Incentive Plan) was the first time the Board considered the Risk Management goal and Advances Volume goal in determining an award; the achievement levels were 175% and 138%, respectively. Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, detailed member information, potential member business, member plans, historical goal performance, industry trends and events and current market environment and conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

For a discussion regarding the specific awards granted under the 2009 PIP, 2008 PIP, and 2007 PIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Incentive Plan

We provide an annual (short-term) cash incentive compensation plan, the Executive Incentive Plan, or EIP, that rewards our executive vice president and senior vice presidents (other than our director of internal audit, who participates in the Audit Executive Incentive Plan) for achievement of the senior officer’s individual goals and the Bank’s corporate goals, and for the 2008 and 2007 EIPs (discussed below), that includes a discretionary goal to reward achievements that were not necessarily measured or identified under the participant’s individual goals. The EIP is designed to reward these senior officers, who are substantially responsible for the Bank’s overall performance and who significantly contribute to and influence achievement of the Bank’s corporate goals.

We use a scale of 0% to 200% to measure the achievement level for the Bank’s corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level. In measuring achievement levels for individual goals and discretionary goals (in the 2008 and 2007 EIPs), we also use a scale of 0% to 200%.

The 2009 EIP is based on the total weighted achievement of the four corporate goals approved by the Board in 2009 – the Risk Management goal, the Potential Dividend Spread goal, the Community Investment goal, and the Advances Volume goal – and an individual goal.

The Board has discretion to modify any and all incentive payments under the 2009 EIP. Any awards for achievement below the threshold total weighted achievement level are also at the sole discretion of the Board. Any award determination under the 2009 EIP is at the sole discretion of the Board.

For the 2009 EIP, the Board approved a potential 2009 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2009 EIP (and the 2009 PIP and the 2009 Audit Executive Incentive Plan discussed below). Awards made under the 2009 EIP (and the 2009 PIP and the 2009 Audit Executive Incentive Plan) in the aggregate may be greater or less than the pool amount, at the discretion of the Board, and any individual award opportunity is at the discretion of the Board. The compensation pool amount was established based on, among other things, delivering a total compensation package generally between the 50th and 65th percentile of the Bank’s comparison group.

Under the 2008 EIP, the president was responsible for making total annual cash incentive award recommendations to the Board for each senior officer, subject to approval by the Board. As previously discussed, the Board approved a potential incentive compensation pool in the amount of $3.751 million for incentive award payments under the 2008 EIP (and the 2008 PIP). Total awards made under the 2008 EIP (and 2008 PIP) could have been greater or less than the pool amount, at the discretion of the Board.

Any award determination under the 2008 EIP for the Bank’s executive vice president was to be based on a compilation of the 2008 plan achievements of the senior vice presidents reporting to the executive vice president (excluding any discretionary component of the senior vice presidents’ achievements to be determined by the executive vice president). In addition, the 2008 EIP for the executive vice president included a discretionary goal component, to be exercised and assessed by the president, representing achievements that were not necessarily measured or identified under the executive vice president’s goals. Unlike the 2007 EIP, in which the award opportunity was expressed as award ranges as a percentage of base salary for the executive vice president that were specifically tied to certain total weighted achievement levels, the Board used its discretion in determining the final amount of the award to the executive vice president under the 2008 EIP.

Any award determination under the 2008 EIP for each senior vice president was based on the achievement of individual goals and the Bank’s aggregate total weighted achievement level of the three Bank corporate goals during 2008. In addition, the 2008 EIP also contained a discretionary goal component, which was exercised and assessed by the president and executive vice president and represented achievements that were not necessarily measured or identified under the respective participant’s individual goals. Unlike the 2007 EIP, where the award opportunity was expressed as award ranges as a percentage of base salary for the senior vice presidents that were specifically tied to certain total weighted achievement levels, the Board used its discretion in determining the final amount of any awards to the senior vice presidents under the 2008 EIP. In the exercise of the Board’s discretion for any awards made under the 2008 EIP, the Board continued to follow the formulaic approach used in the 2007 EIP to determine the final awards (that is, 2008 final awards were based on the 2007 EIP’s specified award ranges as a percentage of base salary to total weighted achievement levels).

In determining the 2008 EIP awards for senior vice presidents, the achievement level of the Bank’s three corporate goals in the aggregate, individual goals, and the discretionary component determined by the president and the executive vice president were weighted differently for each officer. Unlike the 2007 EIP, the Board assigned more weight to a senior officer’s individual goals than to the level of achievement of each of the Bank corporate goals in order to place more emphasis on an officer’s individual accomplishments in recognition of the distressed credit environment in 2008 and in the belief that the proper course of action and management motivation would be to meet member needs prudently and safely.

For 2008, each senior vice president’s individual goals were customized to address the officer’s primary responsibilities and the unique characteristics of the officer’s role in achieving the Bank’s strategic objectives. The Bank’s strategic objectives were high level actions identified by management (and the Board) as necessary for continued mission success in the face of the Bank’s risks and opportunities over the intermediate term. Examples of these Bank strategic objectives included, among other things, enhancing the advances franchise, enhancing the funding franchise, improving the technology platform, enhancing the affordable housing program and community investment program objectives, and improving the Bank’s financial reporting, risk management, and internal controls.

With respect to the 2007 EIP, awards to the executive vice president and each senior vice president were based on how successful the Bank was in achieving two Bank corporate goals, the Potential Dividend Spread goal and the Market Share goal, and how successful the individual was in achieving his or her individual goals. The 2007 EIP awards also included a Board discretionary component representing achievements that were not necessarily measured or identified under the plans.

In calculating 2007 EIP awards, the two Bank corporate goals, the individual goals, and the Board discretionary component were weighted differently for different categories of officers. For senior officers, more weight was given to the Bank’s corporate goals than individual goals because the senior officers were expected to have a greater impact on the Bank’s overall performance and achievements relating to these two corporate goals.

The following tables show the goal weights for different categories of officers in the 2009, 2008, and 2007 EIPs.

	2009 Goal Weights
2009 EIP	Executive Vice President	Senior Vice President
Risk Management Goal	40%	35.0%
Potential Dividend Spread Goal	20	17.5
Community Investment Goal	16	14.0
Advances Volume Goal	4	3.5
Individual Goals	20	30.0

Total	100%	100.0%

	2008 Goal Weights
2008 EIP	Executive Vice President	Senior Vice President
Compilation of SVP Goal Achievements	70%	N/A
Corporate Goals	N/A	15-30%
Individual Goals	N/A	50-70
Discretionary	30	15-40

Total	100%	100%

	2007 Goal Weights
2007 EIP	Executive Vice President	Senior Vice President
Potential Dividend Spread Goal	28%	25%
Market Share Goal	32	28
Individual Goals	20	30
Discretionary	20	17

Total	100%	100%

Awards for each officer under the 2007 EIP were determined by multiplying the percentage achievement of each component by the respective goal weights to arrive at the officer’s total weighted achievement level. The officer’s total weighted achievement level was then used to determine the officer’s cash incentive compensation award.

The following table shows the award ranges as a percentage of base salary based on an officer’s total weighted achievement level for the 2007 EIP. For the 2009 and 2008 EIP, as discussed above, the Board used its discretion in determining the final amount of any awards to the participants based on the participant’s total weighted achievement level of his or her incentive goals.

2007 Award Ranges as a Percentage of Base Salary (rounded)
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

The Board has sole discretion to modify any and all of the cash incentive compensation awards under the EIPs.

For a discussion regarding the awards granted under the 2009 EIP, 2008 EIP, and 2007 EIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Audit Executive Incentive Plan

The 2009 Audit Executive Incentive Plan, or 2009 AEIP, is designed to provide incentive compensation opportunities to motivate the Bank’s director of internal audit (a named executive officer) to exceed individual and internal audit department goals (approved by the Audit Committee), which support the overall internal audit plan.

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

The internal audit department goals for 2009 are to complete the 2009 Internal Audit Plan and enhance the 2009 Internal Audit Standards Manual.

Any award determination under the 2009 AEIP will be at the discretion of the Audit Committee and the Board. As discussed above, the Board approved a potential 2009 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2009 PIP, the 2009 EIP, and the 2009 AEIP, based on the overall goal achievement levels. Awards made under the 2009 AEIP along with awards under the 2009 PIP and the 2009 EIP (as discussed above) in the aggregate may be greater or less than the pool amount, at the discretion of the Board.

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

The following table shows the goal weights for the director of internal audit in the 2009 AEIP.

2009 AEIP	2009 Goal Weights
Internal Audit Plan Goal	67.5%
Internal Audit Standards Manual Goal	22.5
Individual Goals	10.0

Total	100.0%

For a discussion regarding the awards granted under the 2009 AEIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Performance Unit Plan

We provide our president, executive vice president, and senior vice presidents (other than our director of internal audit, a named executive officer for 2009, who participates in the Audit Performance Unit Plan) with a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP. Prior to 2007, the director of internal audit participated in the EPUP, and beginning in 2007, the director of internal audit transitioned to and began participating in the Bank’s separate Audit Performance Unit Plan, or APUP.

The EPUP rewards our key executives who are substantially responsible for the Bank’s overall long-term performance and who significantly contribute to and influence the Bank’s long-term goal achievements, which directly support the Bank’s three-year strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP’s awards are based on three-year performance periods consistent with the Bank’s three-year strategic plan. A new three-year performance period is usually established at the beginning of each year, so that there are three separate performance periods in effect at one time. As of the date of this report, the following plans are in effect: the 2008 EPUP for the performance period 2008 to 2010, the 2009 EPUP for the performance period 2009 to 2011, and the 2010 EPUP for the performance period 2010 to 2012.

The EPUP’s awards are based on the total weighted achievement level of the three-year average achievement of two Bank corporate goals, the Potential Dividend Spread goal and the Risk Management goal for the 2009 EPUP, and the Potential Dividend Spread goal and the Market Share goal for the 2008 and 2007 EPUPs, during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level. The Risk Management goal replaced the Market Share goal in 2009 to enhance the financial and credit risk management, internal controls and financial reporting frameworks over the long term to better align them with an extended period of housing and mortgage market distress and to meet the best practices operating strategy of the Bank.

The 2009, 2008, and 2007 EPUPs identified specific Potential Dividend Spread targets for each achievement level. The 2009 EPUP provides that the Risk Management goal will be based on the three-year average of the actual Risk Management goal achievement levels under the 2009, 2010 and 2011 annual incentive plans, and will be measured at the end of the performance period. The 2008 and 2009 EPUPs do not provide specific Market Share targets, but provide that the Market Share achievement level will be calculated at the end of the three-year performance period based on the average of the actual annual achievement levels during the three-year performance period.

The two corporate goals in the 2009 EPUP were weighted 50% for the Potential Dividend Spread goal and 50% for the Risk Management goal at the target achievement level. The two corporate goals in the 2008 EPUP were weighted 60% for the Potential Dividend Spread goal and 40% for the Market Share goal at the target achievement level. The two corporate goals in the 2007 EPUP were weighted 40% for the Potential Dividend Spread goal and 60% for the Market Share goal at the target achievement level. The change in the relative weights from 2007 was intended to emphasize the Bank’s financial goal and to focus management on meeting member’s wholesale needs in a safe and sound manner over the long-term in an extended period of housing and mortgage market distress.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer’s target award percentage, which is then multiplied by the officer’s base salary in the first year of the three-year performance period.

For the 2009 EPUP, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). If the total weighted achievement level of Bank goals is between 100% and 200% of target, the range of awards as a percentage of base salary is as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents. The Board has the discretion to increase or decrease awards under the 2009 EPUP by 25% to account for performance that is not captured by the performance metrics. Any awards for achievement below the threshold total weighted achievement level are also at the sole discretion of the Board. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total cash compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group for 2009.

For the 2008 EPUP, if the total weighted achievement level of the two Bank goals is between 100% and 200% of target, the potential award ranges as a percentage of base salary are as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is between 75% and 99% of target, the potential award ranges as a percentage of base salary are as follows: 25% to 49% for the president; 20% to 39% for the executive vice president; and 18% to 34% for senior vice presidents. Except under extraordinary circumstances, no awards will be paid if the percentage achievement level is below 75%. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total cash compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group for 2008.

For the 2007 EPUP, if the Bank’s total weighted achievement level is between 75% and 200% of target, the potential award ranges as a percentage of base salary are as follows: 15% to 60% for the president; 14% to 55% for the executive vice president; and 12% to 50% for senior vice presidents. No awards will be paid if the total weighted achievement level is below 75%, except under extraordinary circumstances as determined and approved by the Board. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total cash compensation packages generally between the 25th and 50th percentile of the total compensation packages of the Bank’s comparison group for the 2007 EPUP.

The awards under the EPUP are designed to be based in large part on the executive’s ability to impact the Bank’s performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

The Board has the discretion to increase or decrease awards under the EPUP by 25% to account for performance that is not captured by the EPUP’s specified performance measures. Any awards are paid following Board approval after the end of the three-year performance period.

The following table provides an example of how a 2009 EPUP award would be calculated for a senior vice president assuming an annual base salary of $300,000 and achievement levels of 100% for the Potential Dividend Spread goal and 200% for the Risk Management goal:

(50% weight) 3-Year Average Potential Dividend Spread Goal Achieved: (100% of Target)	}	Percentage of Target Payout: 150%	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
(50% weight) 3-Year Average Risk Management Goal Achieved: (200% of Target)			$300,000	X	35%	X	150%	=	$157,500

Audit Performance Unit Plan

The Audit Performance Unit Plan, or APUP, was established in 2007 for the director of internal audit. In June 2009, a 2008 named executive officer became the Bank’s director of internal audit and therefore, became a participant in the 2009, 2008, and 2007 APUPs. Awards under the APUPs are based on the average of the actual department goal achievement levels under short-term AEIPs over the applicable three-year performance period, multiplied by a target award percentage, multiplied by the executive’s base salary in the first year of the applicable three-year performance period. Unlike the short-term AEIPs, the APUPs do not have an individual goal component.

For the 2009, 2008, and 2007 APUPs, an award is to be calculated based on ranges from 75% of target (threshold) to 200% of target (far exceeding target). If the average of the actual department goal achievement levels under the applicable AEIPs is between 100% and 200% of target, the range of awards as a percentage of base salary would be between 35% and 70%. If the average of the actual department goal achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 18%.

The Audit Committee has the discretion to increase or decrease awards under the APUPs by 25% to account for performance that is not captured by the performance metrics. Achievement below the threshold achievement level will normally not result in an incentive award. All awards under the APUPs will be considered by the Audit Committee and Board following the end of the three-year performance period.

Because a 2008 named executive officer became the Bank’s director of internal audit in 2009, any amounts awarded under the APUPs and EPUPs for his services are pro rated based on his time served as a participant in both plans. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Savings Plan

Our Savings Plan is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee’s contribution (50% for employees with less than three years of service, 75% for employees with more than three years but less than five years of service, and 100% for employees with more than five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer contributions at all times.

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

Benefit Equalization Plan

The Benefit Equalization Plan (BEP) is an unfunded and non-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code, or the IRC.

For 2009, the maximum before-tax employee annual contribution to the Savings Plan was limited to $16,500 (or $22,000 for participants age 50 and over), and no more than $245,000 of annual earnings could be taken into account in computing an employee’s benefits under the Savings Plan.

For 2009, the IRC also limited the amount of annual compensation that could be considered in calculating an employee’s benefits under the Cash Balance Plan to $245,000. Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plan. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted due to the IRC limitations discussed above.

An employee’s benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until paid. Each year employees can also elect to defer compensation under the BEP (Supplemental BEP Savings Benefits) that they could not contribute to the Savings Plan solely because of the limitations under the IRC. The benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC section 409A, we froze the then-existing Benefit Equalization Plan (now referred to as the Original Benefit Equalization Plan) and implemented a new Benefit Equalization Plan conforming to section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments. In 2008, pursuant to the transition rules promulgated by the IRS under IRC section 409A, participants were permitted to make a special election to change the time or form of payment for any of their five payout elections under the new BEP.

Deferred Compensation Plan

Our Deferred Compensation Plan (DCP) is an unfunded and non-qualified deferred compensation plan, consisting of three components: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables – Narrative to Non-qualified Deferred Compensation Table.”

The DCP is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing Deferred Compensation Plan (now referred to as the Original Deferred Compensation Plan) and implemented a new Deferred Compensation Plan conforming to Section 409A amendments, which changed the participant election process related to the time and form of benefit payments.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan (SERP) to the Bank’s senior officers, including the named executive officers. This plan is an unfunded and non-qualified retirement benefit plan that provides a cash balance benefit to the Bank’s senior officers that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the following table. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior year. Contribution credits under the SERP are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, SERP benefits are limited to the extent that any participant’s total pension retirement income is projected to exceed fifty percent (50%) of the participant’s final average pay. Final average pay is defined as a participant’s highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

Years of Credited Service (As Defined in the Plan)	Amount of Contribution for President (Percentage of Total Annual Compensation)	Amount of Contribution for Other Participants (Percentage of Total Annual Compensation)
Fewer than 10	10%	8%
10 or more but less than 15	15%	12%
15 or more	20%	16%

The normal form and time of payment of benefits under the SERP is a lump sum upon the earlier of termination of employment, death, or disability. Upon a timely election, a participant may elect an optional form of payment to commence after termination of employment as specified in the plan.

No benefits are paid under the SERP if a participant’s employment is terminated for cause (as defined in the plan). In addition, if a participant terminates employment prior to age 62, the final three years of benefits are forfeited.

Other Elements of Compensation

We provide to all employees, including the named executive officers and their spouses and children, health, dental and vision insurance, for which we pay 80% of the premiums and the employee pays 20%. In addition, we provide disability and basic life insurance coverage to all employees at no cost to the employees. The Bank makes available limited retiree health care benefits for eligible former employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree health care benefits, a former Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.

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

EEO-Personnel-Compensation Committee

John T. Wasley, Chairman

J. Benson Porter, Vice Chairman

Paul R. Ackerman

Reginald Chen

David A. Funk

Melinda Guzman

W. Douglas Hile

John F. Luikart

Robert F. Nielsen

Scott C. Syphax

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)

Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non- Qualified Deferred Compensation(3)	All Other Compensation(4)(5)	Total
Dean Schultz	2009	$725,000		$400,000	$369,400	$527,019	$46,477	$2,067,896
President and	2008	725,000		281,300	337,900	532,468	58,484	1,935,152
Chief Executive Officer	2007	682,500		348,500	259,200	499,049	56,205	1,845,454

Lisa B. MacMillen	2009	466,500		260,000	177,200	380,967	23,235	1,307,902
Executive Vice President and	2008	450,000		157,100	122,700	243,454	34,151	1,007,405
Chief Operating Officer(6)	2007	230,500		186,800	109,600	71,444	20,751	619,095

Steven T. Honda	2009	330,000		177,000	134,400	169,318	33,276	843,994
Senior Vice President and	2008	345,864	(7)	106,700	122,900	117,117	28,227	720,808
Chief Financial Officer	2007	298,000		131,300	98,500	88,088	26,004	641,892

Lawrence H. Parks	2009	394,823	(8)	214,000	164,100	141,829	30,941	945,693
Senior Vice President	2008	398,478	(9)	122,900	150,100	106,243	26,003	803,724
External and Legislative Affairs	2007	381,290	(10)	160,800	118,800	112,364	22,107	795,361

Kenneth C. Miller	2009	345,000		214,000	126,300	159,016	25,854	870,170
Senior Vice President
Financial Risk Management

David H. Martens	2009	345,230	(11)	180,000	131,000	148,657	34,801	839,688
Senior Vice President	2008	342,691	(12)	106,700	119,400	96,972	24,645	690,408
Director of Internal Audit(14)	2007	310,484	(13)	125,800	95,500	78,883	21,246	631,913

(1)	Represents amounts paid under the 2009, 2008, and 2007 PIPs and EIPs, and for David H. Martens, who served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer, through May 2009 and assumed the senior vice president, director of internal audit, position in June 2009, under the 2009 EIP (prorated) and 2009 AEIP (prorated). All amounts earned under the 2009 PIP, EIP, and AEIP were paid in March 2010 following Board approval and completion of any required regulatory review period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President’s Incentive Plan,” “– Executive Incentive Plan,” and “– Audit Executive Incentive Plan.”
(2)	Represents amounts paid under the 2007, 2006, and 2005 EPUPs and 2007 APUP (prorated) for David H. Martens, who assumed the senior vice president, director of internal audit, position in June 2009. All amounts earned under the 2009 EPUP and APUP were paid in March 2010 following Board approval and completion of any required regulatory review period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program “– Executive Performance Unit Plan,” and “– Audit Performance Unit Plan.”
(3)	Represents the aggregate change in actuarial present value of each of the named executive officers’ accumulated benefits under the Bank’s qualified and non-qualified defined benefit pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers’ Deferred Compensation Plan accounts.
(4)	Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)	Includes the Bank’s matching contributions under the Savings Plan and the Bank’s restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan.
(6)	Lisa MacMillen became executive vice president and chief operating officer effective October 15, 2007. During 2006 and up until her appointment as executive vice president and chief operating officer, Ms. MacMillen served as senior vice president and corporate secretary. Ms. MacMillen’s 2007 EIP award was calculated using her 2007 base salary of $430,000 as executive vice president and chief operating officer and using the executive vice president award ranges for the full year.
(7)	Of this amount, $15,864 represents a vacation cash-out payment.
(8)	Of this amount, $14,623 represents a vacation cash-out payment.
(9)	Of this amount, $18,278 represents a vacation cash-out payment.
(10)	Of this amount, $17,490 represents a vacation cash-out payment.
(11)	Of this amount, $15,230 represents a vacation cash-out payment.
(12)	Of this amount, $12,691 represents a vacation cash-out payment.
(13)	Of this amount, $20,884 represents a vacation cash-out payment.
(14)	David H. Martens became the Bank’s senior vice president and director of internal audit in June 2009 and became a participant in the 2009 AEIP and the 2009, 2008, and 2007 APUPs. Until Mr. Martens’s appointment as director of internal audit, Mr. Martens served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer, and was a participant in the 2008 and 2007 EIPs. See footnotes 1 and 2 above.

Grants of Non-Equity Incentive Plan-Based Awards

(Executive Performance Unit Plan and Audit Performance Unit Plan)

(In whole dollars)

				Estimated Payout Ranges(1)(2)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2009 EPUP	2009-2011	February 2012	$181,250	$362,500	$725,000

Lisa B. MacMillen	2009 EPUP	2009-2011	February 2012	$93,300	$186,600	$373,200

Steven T. Honda	2009 EPUP	2009-2011	February 2012	$59,400	$115,500	$231,000

Lawrence H. Parks	2009 EPUP	2009-2011	February 2012	$68,450	$133,100	$266,100

Kenneth C. Miller	2009 EPUP	2009-2011	February 2012	$62,100	$120,750	$241,500

David H. Martens(3)	2009 EPUP	2009-2011	February 2012	$59,400	$115,500	$231,000
	2009 APUP	2009-2011	February 2012	$59,400	$115,500	$231,000

(1)	Estimated payouts for the 2009 EPUP and 2009 APUP three-year performance period are what could be earned and are calculated using the base salaries in effect on February 1 in the first year of the performance period. Awards, if any, under these plans are payable in the year following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program” “– Executive Performance Unit Plan,” and “– Audit Performance Unit Plan.”
(2)	No information is provided for the 2009 PIP, 2009 EIP, or 2009 AEIP because the award ranges, as a percentage of base salary, are not included in these respective plans, and therefore, the estimated payout ranges of these plans are not available. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program” “– President’s Incentive Plan,” “– Executive Incentive Plan,” and “– Audit Executive Incentive Plan.”
(3)	David H. Martens became the Bank’s senior vice president, director of internal audit, in June 2009. Until this appointment, Mr. Martens served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer. He became a participant in the 2009 APUP in June 2009, and he was a participant in the 2009 EPUP until that time.

Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table

At Will Employees

All employees of the Bank are “at will” employees, including the named executive officers. The named executive officers may resign at any time, and the Bank may terminate their employment at any time, for any reason or no reason, with or without cause and with or without notice.

The 2009 base salaries of the current named executive officers are as follows: Dean Schultz, $725,000; Lisa B. MacMillen, $466,500; Steven T. Honda, $330,000; Lawrence H. Parks, $380,200; Kenneth C. Miller, $345,000; and David H. Martens, $330,000. For 2010, the named executive officers’ 2010 base salaries were increased between 4.0% and 10.2% relative to 2009 base salaries based on each named executive officer’s individual performance in 2009, contribution to the Bank’s overall performance, and in Mr. Miller’s case, an equity adjustment, to deliver total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank’s comparison group.

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

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that distractions by such uncertain job security may have a detrimental impact on the executive’s performance. If the employment of any of the named executive officers had been terminated on December 31, 2009, because the employee’s job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive would have been as follows: Dean Schultz, $727,036; Lisa B. MacMillen, $468,893; Steven T. Honda, $333,943; Lawrence H. Parks, $304,536; Kenneth C. Miller, $329,113; and David H. Martens, $281,586.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2009, Dean Schultz, president and chief executive officer, received a cash incentive compensation award under the 2009 President’s Incentive Plan (2009 PIP) of $400,000. Mr. Schultz’s award was based on the Bank’s 2009 achievement level of 138% for the Advances Volume goal; 200% for the Community Investment goal; 175% for the Risk Management goal (determined at the sole discretion of the Board); 200% for his individual goal; and 0% for the Potential Dividend Spread goal (the Potential Dividend Spread target level was 2.50%, which the Bank did not achieve).

Based on the Bank’s achievement level stated above for the Bank’s four corporate goals and the achievement level of each named executive officer for their respective individual goals, the following awards under the 2009 EIP were made: Lisa B. MacMillen, $260,000; Steven T. Honda, $177,000; Lawrence H. Parks, $214,000; and Kenneth C. Miller $214,000.

In making an award determination and specific award opportunity for the named executive officers under the 2009 PIP and 2009 EIP, the Board especially recognized the high level of achievement in risk management and the named executive officers’ performance in addressing the challenges in the markets and environment and in preserving the long-term franchise value of the Bank.

Specifically, the Board recognized Mr. Schultz’s leadership and the other named executive officers’ management in addressing the business, accounting, regulatory, and legislative challenges and issues arising from the economic crisis and market turmoil during 2009. With respect to the Risk Management goal, the Board recognized the accomplishments of the Bank’s risk management practices and initiatives and the extraordinary risk discipline exercised by management in the challenges that they faced not only in the volatile market environment, but also in the changing regulatory and legislative landscape.

Although the Bank did not meet the Potential Dividend Spread goal (the financial goal established in the 2009 PIP and 2009 EIP), the president and senior management performed well in an extraordinarily difficult business and regulatory environment. Through the skills and actions of the president and senior management, the president and senior management adapted the Bank to rapidly changing and deteriorating economic conditions that emerged after the financial goal was set. The Board noted that the financial goal was set assuming a challenging market but that the financial results were primarily affected by historic volatility and an extraordinary and sustained decline in the MBS markets.

The Board further noted that in light of the volatile and changing economic environment and industry focus on risk management, the president and senior management adopted several initiatives to enhance risk management practices and conduct its business in a safe and sound matter. Many of these efforts led to limiting the decline in the advances business, maintaining adequate capital, implementing financial discipline in lending and investments, sustaining the Bank’s mission and relevance, and promptly addressing regulatory and legislative initiatives and developments. Furthermore, the Board noted that the Bank avoided any actions to seek to meet financial targets by implementing strategies that would have exposed the Bank to excessive risks.

With respect to the Advances Volume goal, the Bank’s 2009 achievement level was 138%, reflecting significant achievements in a very challenging credit environment. Regarding the Community Investment goal, the Bank’s 2009 achievement level was 200%, reflecting the Bank’s strong performance in promoting and assisting effective community investment, affordable housing, and economic development by its members and community partners.

With respect to David H. Martens, who was a participant in the 2009 EIP until he became the Bank’s director of internal audit and a participant in the 2009 AEIP, Mr. Martens received $75,000 under the 2009 EIP and $105,000 under the 2009 AEIP for a total award of $180,000, based on a proration for his length of time in the two positions in 2009. Mr. Marten’s award under the 2009 AEIP was based on the achievement level of 200% for the completion of the 2009 Internal Audit Plan goal and 200% for enhancement of the 2009 Internal Audit Standards Manual goal, along with an achievement level of 200% for the individual goal.

For the three-year period 2007 to 2009, the named executive officers received long-term cash incentive compensation awards under the 2007 EPUP based on the Bank’s achievement level for the Bank’s Potential Dividend Spread goal and Market Share goal over the three-year period from 2007 to 2009. The overall achievement level for the goals over this period was 180.4%, resulting in payments under the 2007 EPUP as follows: Dean Schultz, $369,400; Lisa B. MacMillen, $177,200; Steven T. Honda, $134,400; Lawrence H. Parks, $164,100; and Kenneth C. Miller, $126,300. David H. Martens, who was a participant in the 2007 EPUP but became the Bank’s director of internal audit and a participant in the 2007 APUP, received $105,200 and $25,800 from the 2007 EPUP and 2007 APUP, respectively, based upon a proration for his length of time in the two positions during the three-year period.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2009, to each of the named executive officers upon the normal retirement age of 65 under the Bank’s qualified and non-qualified defined benefit pension plans.

(In whole dollars)

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	24.750	$308,732	$—
	Financial Institutions Retirement Fund	11.000	472,202	—
	Benefit Equalization Plan	24.750	2,264,628	—
	Deferred Compensation Plan	24.750	52,674	—
	Supplemental Executive Retirement Plan	7.000	991,013	—

Lisa B. MacMillen	Cash Balance Plan	23.417	224,470	—
	Financial Institutions Retirement Fund	9.417	74,297	—
	Benefit Equalization Plan	23.417	153,791	—
	Deferred Compensation Plan	23.417	379,096	—
	Supplemental Executive Retirement Plan	7.000	350,318	—

Steven T. Honda	Cash Balance Plan	15.917	255,444	—
	Financial Institutions Retirement Fund	1.917	39,854	—
	Benefit Equalization Plan	15.917	106,424	—
	Deferred Compensation Plan	15.917	142,777	—
	Supplemental Executive Retirement Plan	7.000	348,631	—

Lawrence H. Parks	Cash Balance Plan	12.333	225,606	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	12.333	149,183	—
	Deferred Compensation Plan	12.333	36,236	—
	Supplemental Executive Retirement Plan	7.000	301,450	—

Kenneth C. Miller	Cash Balance Plan	14.917	272,983	—
	Financial Institutions Retirement Fund	0.917	16,767	—
	Benefit Equalization Plan	14.917	99,480	—
	Deferred Compensation Plan	14.917	15,551	—
	Supplemental Executive Retirement Plan	7.000	318,339	—

David H. Martens	Cash Balance Plan	13.167	226,029	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	13.167	73,585	—
	Deferred Compensation Plan	13.167	41,539	—
	Supplemental Executive Retirement Plan	7.000	322,686	—

(1)	For purposes of this table, the present value of accumulated benefits as of December 31, 2009 (measured at December 31, 2009), was calculated using a discount rate of 5.75%, which is consistent with the assumptions used in the Bank’s financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

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

Non-qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the chief operating officer, the chief financial officer, and the other named executive officers as of December 31, 2009.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2009 Executive Contributions	2009 Bank Contributions(1)	Aggregate Earnings/(Losses) in 2009	Aggregate (Withdrawals)/ Distributions in 2009	Year end 2009 Aggregate Balance
Dean Schultz
President and
Chief Executive Officer	2009	$346,801	$—	$—	$45,682	$—	$392,483

Lisa B. MacMillen
Executive Vice President and Chief Operating Officer	2009	3,782,592	—	—	433,727	(1,147,503)	3,068,816

Steven T. Honda
Senior Vice President and
Chief Financial Officer	2009	1,386,525	—	—	(45,858)	(440,821)	899,846

Lawrence H. Parks
Senior Vice President
External and Legislative Affairs	2009	247,302	—	—	(775)	(246,527)	—

Kenneth C. Miller
Senior Vice President
Financial Risk Management	2009	144,788	—	—	38,427	—	183,215

David H. Martens
Senior Vice President
Director of Internal Audit	2009	546,457	—	—	(90,737)	(173,880)	281,840

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.

Narrative to Non-qualified Deferred Compensation Table

The non-qualified Deferred Compensation Table presents information about our Deferred Compensation Plan (DCP), which is designed to allow Bank officers to defer up to 100% of base salary and short-term and long-term incentive cash compensation awards. Directors may also participate in the DCP to defer up to 100% of their director fees.

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

Director Compensation

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business. The directors’ compensation arrangements for 2009 were as follows:

Director Compensation Table

As of December 31, 2009

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$60,000
Scott C. Syphax, Vice Chairman(1)	50,397
Paul R. Ackerman(2)	25,046
Reginald Chen	50,000
David A. Funk	50,000
James P. Giraldin(3)	—
Melinda Guzman(4)	35,620
W. Douglas Hile	50,000
Gregory A. Kares(5)	7,500
Douglas H. (Tad) Lowrey	50,000
John F. Luikart	50,000
Kevin Murray	50,000
Robert F. Nielsen(6)	35,620
J. Benson Porter(7)	5,145
John T. Wasley	50,000

Total	$569,328

(1)    Scott C. Syphax became Vice Chairman on December 4, 2009.

(2)    For 2009, Paul R. Ackerman’s service as a director began on May 28, 2009.

(3)    In January 2009, James P. Giraldin elected to forego his director fees for 2009. Mr. Giraldin resigned as Vice Chairman and a director effective September 23, 2009.

(4)    For 2009, Melinda Guzman’s service as a director began on March 27, 2009.

(5)    Gregory A. Kares’s service as a director ended effective February 27, 2009.

(6)    For 2009, Robert F. Nielsen’s service as a director began on March 27, 2009.

(7)    For 2009, J. Benson Porter’s service as a director began on December 3, 2009.

Directors may defer their fees under the DCP. In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. The Bank reimbursed directors for travel and related expenses totaling $126,233 in 2009.

For director compensation beginning in 2009, the Housing Act amended section 7(i) of the FHLBank Act (the Act), eliminating the specified limitations on FHLBank director compensation and subjecting director compensation to approval by the Director of the Finance Agency. In accordance with regulations governing the FHLBanks, the Bank established a formal policy governing the compensation and expense reimbursement to be provided to its directors for 2009 (2009 Directors Compensation Policy). For 2009, the Bank paid an annual retainer and meeting fees for attendance at certain meetings.

In connection with setting director compensation for 2009, the Bank participated in an FHLBank System review of director compensation, which included a director compensation study prepared by McLagan Partners. The study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 firms. The study recommended setting a straight annual retainer at the lower end of the commercial bank benchmarks, with additional retainer amounts for the chairman, vice chairman, and committee chair positions. The Bank’s Board followed the study’s recommendation and set 2009 annual compensation for the Bank’s directors in the 2009 Directors Compensation Policy near the lower end of the median level of director compensation for smaller-sized commercial banks. The table below sets forth the 2009 director fees and limits.

Position	Maximum Annual Retainer Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$42,000	$18,000	$60,000
Vice Chairman	37,000	18,000	55,000
Committee Chair	32,000	18,000	50,000
Director	27,000	18,000	45,000

In accordance with the 2009 Directors Compensation Policy, retainers were paid in six equal installments, after each regularly scheduled Board meeting. In addition, each director received a fee of $3,000 for attending any portion of each of the six regularly scheduled two-day Board meetings.

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

On October 23, 2009, the Finance Agency published a proposed rule on director compensation and expenses, which would amend the current rule to implement changes made by the Housing Act. In addition to eliminating the former statutory limitations on director compensation as discussed above, the proposed rule would authorize the Bank to pay “reasonable compensation and expenses” subject to Finance Agency oversight and authority to disapprove. As proposed, Finance Agency disapproval of a Bank’s compensation plan would be applied prospectively and not affect compensation or expenses paid prior to any Finance Agency determination or order. In commentary to the proposed rule, the Finance Agency makes clear that the rule is intended to prohibit the payment of fees that do not reflect a director’s performance of official Bank business conducted prior to the payment of such fees (e.g., retainer fees).

To continue to address the compensation objectives identified by the Board for 2009, and to better align the Board’s policy going forward with the Finance Agency’s objectives as reflected in the proposed rule, the Board adopted the Board of Directors Compensation and Expense Reimbursement Policy for 2010 (2010 Directors Compensation Policy), which includes a service fee component in place of the retainer fee component in the 2009 Directors Compensation Policy and requires that payments be made in arrears for services provided as a director prior to the time of payment.

For 2010, to provide the Directors with reasonable compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business, the Bank will pay service and meeting fees to each member of the Board of Directors in accordance with the 2010 Directors Compensation Policy as set forth below.

Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$33,000	$27,000	$60,000
Vice Chairman and Audit Committee Chair	28,000	27,000	55,000
Other Committee Chair and Directors on Audit Committee	23,000	27,000	50,000
Other Directors	18,000	27,000	45,000

Under the 2010 Directors Compensation Policy, service fees for the above positions will be paid for serving as a director between regularly scheduled meetings of the Board. The annual service fee will be prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). Any member of the Board of Directors who joins or leaves the Board between service fee payments will receive a pro rata service fee for the number of days the director was on the Board during the service period. In addition, each director will receive a fee of $5,400 for attending any portion of each of the six regularly scheduled two-day Board meetings.

The 2010 Directors Compensation Policy provides that a Board member may receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee will be paid for participation in meetings of the Board or committees by telephone or participation in other Bank or Federal Home Loan Bank System activities. The president of the Bank is authorized to interpret the 2010 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2010 Director Compensation Policy, as under the 2009 Director Compensation Policy, the Bank will reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may include participation in meetings or activities for which no fee is paid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco’s (Bank) outstanding capital stock, including mandatorily redeemable capital stock, as of February 26, 2010.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.	38,765,313	28.9%
3900 Paradise Road, Suite 127
Las Vegas, NV 89109

JPMorgan Chase Bank, National Association	26,953,401	20.1
1111 Polaris Parkway
Columbus, Ohio 43240

Wells Fargo Bank, N.A.	15,671,214	11.7
101 North Phillips Avenue
Sioux Falls, SD 57104

Bank of America California, N.A.	7,061,396	5.3
315 Montgomery Street
San Francisco, CA 94104

Total	88,451,324	66.0%

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 26, 2010.

Capital Outstanding to Members

With Officers or Directors Serving as Directors of the Bank

As of February 26, 2010

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Reginald Chen	Citibank, N.A.	Las Vegas	NV	38,765,313	28.9%
Timothy R. Chrisman	Pacific Western Bank	San Diego	CA	504,289	0.4
Douglas H. (Tad) Lowrey	CapitalSource Bank	Los Angeles	CA	201,954	0.2
J. Benson Porter	Addison Avenue Federal Credit Union	Palo Alto	CA	116,869	0.1
Paul R. Ackerman	Wells Fargo Financial National Bank	Las Vegas	NV	52,050	0.0
David A. Funk	Nevada Security Bank	Reno	NV	26,516	0.0
W. Douglas Hile	West Valley National Bank	Avondale	AZ	1,421	0.0

Total				39,668,412	29.6%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members or member successors. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank’s capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities (MBS) from members with officers or directors who serve as directors of the Bank or from 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% shareholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

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

Director Independence

General

Under the SEC’s rules the Bank is required to identify directors who are independent, and members of the Board’s Audit Committee and EEO-Personnel-Compensation Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank’s common stock is not listed on a national securities exchange or automated quotation system, and the Bank’s Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank’s Audit Committee set forth in the rules of the Federal Housing Finance Board (Finance Board), predecessor to the Federal Housing Finance Agency, and looks to the Finance Board independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC’s disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the NASDAQ.

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

Director Independence under the Finance Board Regulations

The Finance Board director independence rule provides that a director is sufficiently independent to serve as a member of the Bank’s Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships under the Finance Board independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been a Bank executive officer within the past five years.

Notwithstanding that the Finance Board’s independence standard only applies by regulation to members of the Bank’s Audit Committee, the Bank’s Board looks to this standard for purposes of determining independence of all the Bank’s directors.

The independence standard imposed on the Audit Committee under the Finance Board regulations takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank’s Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Board’s independence standards do not include as a disqualifying relationship any business relationships between a director’s member institution and the Bank. Consistent with the rule, the Bank’s Board does not believe that the statutorily prescribed business relationships between a director’s member institution and the Bank interfere with the director’s exercise of his or her independent judgment. The national securities exchanges’ independence definition, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank’s Board believes that the appropriate standard for measuring director independence is the Finance Board’s independence standards.

Applying the Finance Board independence standards, the Board has determined that all former directors who served in 2009 were, and all current directors are, independent.

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

In addition, the NASDAQ rules set forth seven relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if the director is, or has a “family member” who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more. This particular relationship is referred to below as the payments/revenues relationship.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Murray and Mr. Syphax, who are nonmember directors and were appointed to the Board by the Finance Board and are not employed by and do not serve as a director of any member institution, are independent and were independent in 2009 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Luikart, Ms. Guzman, Mr. Nielsen, and Mr. Wasley, who are nonmember directors, were elected to the Board and are not employed by and do not serve as a director of any member institution, are independent and were independent in 2009 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and were independent in 2009 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Chrisman, Mr. Funk, Mr. Hile, Mr. Lowrey, and Mr. Porter.

Using the NASDAQ rules, the Board also determined that the following member director, who served in 2009 but is not currently serving as a director, was independent under the NASDAQ rules because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities: Mr. Giraldin.

In making these determinations, the Board recognized that each of these member directors during their directorships were employed by member institutions that conducted business with the Bank in the ordinary course of the Bank’s and the member institutions’ respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors’ exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board’s independence standards, all former Audit Committee members who served in 2009 were independent, and all current Audit Committee members are independent.

All Audit Committee members serving in 2009 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board’s director independence standards, all former EEO-Personnel-Compensation Committee members who served in 2009 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

Using the NASDAQ rules, the following director who served in 2009 and who continues to serve on the EEO-Personnel-Compensation Committee is not considered independent because his member institution exceeded the limits of the payments/revenues relationship test: Mr. Chen. Using the NASDAQ rules, the following current EEO-Personnel-Compensation Committee member is not considered independent because his member institution exceeded the limits of the payments/revenues relationship test: Mr. Ackerman.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board’s director independence standards, all former Governance Committee members who served in 2009 were independent, and all current Governance Committee members are independent. If the Board uses the NASDAQ rules, the following current Governance Committee member is not considered independent because his member institution exceeded the limits of the payments/revenues relationship test: Mr. Ackerman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2009 and 2008, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2009	2008
Audit fees	$1.6	$1.5
All other fees	0.1	—

Total	$1.7	$1.5

Audit Fees.  Audit fees during 2009 and 2008 were for professional services rendered in connection with the audits of the Bank’s annual financial statements, the review of the Bank’s quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank’s internal control over financial reporting.

All Other Fees.  All other fees for 2009 were for risk management advisory services. The Bank did not pay any fees in this category for 2008. The Bank is exempt from all federal, state, and local taxation. Therefore, no tax fees were paid during 2009 and 2008.

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

The Bank’s Audit Committee has adopted a policy, the Independent Auditor Services Pre-Approval Policy (Policy), setting forth the procedures and conditions pursuant to which services proposed to be performed by the Bank’s independent auditor may be approved. Under the Policy, unless services to be provided by the independent auditor have received general pre-approval, they require specific pre-approval by the Audit Committee. Any proposed services exceeding the pre-approved maximum fee amounts set forth in the appendices to the Policy will also require specific pre-approval by the Audit Committee.

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

In 2009 and 2008, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

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

(b) Exhibits

Exhibit No.	Description

3.1	Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 29, 2010

4.1	Capital Plan, as amended and restated effective March 19, 2009, incorporated by reference to Exhibit 4.1 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2010

10.2	Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3	Form of Senior Officer Indemnification Agreement incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.4	Board Resolution for Directors’ 2010 Compensation and Expense Reimbursement Policy

10.5	2010 Executive Incentive Plan

10.6	2009 Executive Incentive Plan incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.7	2010 Executive Performance Unit Plan

10.8	2009 Executive Performance Unit Plan incorporated by reference to Exhibit 10.3 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.9	2008 Executive Performance Unit Plan incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 (Commission File No. 000-51398)

10.10	2007 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

10.11	2010 President’s Incentive Plan

10.12	2009 President’s Incentive Plan incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.13	2009 Audit Executive Incentive Plan incorporated by reference to Exhibit 10.4 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.14	2010 Audit Performance Unit Plan

10.15	2009 Audit Performance Unit Plan incorporated by reference to Exhibit 10.5 to the Bank’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.16	2008 Audit Performance Unit Plan

10.17	2007 Audit Performance Unit Plan

10.18	Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.19	Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.20	Deferred Compensation Plan, established effective January 1, 2005, incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (Commission File No. 000-51398)

Exhibit No.	Description

10.21	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.14 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.22	Corporate Officer Severance Policy, restated February 22, 2008, incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (Commission File No. 000-51398)

10.23	United States Department of the Treasury Lending Agreement, dated September 9, 2008, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2008 (Commission File No. 000-51398)

10.24	Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2009

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

+	The report contained in Exhibit 99.1 is being furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer
March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2010.

/s/ DEAN SCHULTZ
Dean Schultz
President and Chief Executive Officer (Principal executive officer)

/s/ LISA B. MACMILLEN
Lisa B. MacMillen
Executive Vice President and Chief Operating Officer (Principal executive officer)

/s/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal financial officer)

/s/ VERA MAYTUM
Vera Maytum
Senior Vice President, Controller and Operations Officer (Principal accounting officer)

/s/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman
Chairman of the Board of Directors

/s/ SCOTT C. SYPHAX
Scott C. Syphax
Vice Chairman of the Board of Directors

/s/ PAUL R. ACKERMAN
Paul R. Ackerman
Director

/s/ REGINALD CHEN
Reginald Chen
Director

/s/ DAVID A. FUNK
David A. Funk
Director

/s/ MELINDA GUZMAN
Melinda Guzman
Director

/s/ W. DOUGLAS HILE
W. Douglas Hile
Director

/s/ D. TAD LOWREY
D. Tad Lowrey
Director

/s/ JOHN F. LUIKART
John F. Luikart
Director

/s/ KEVIN G. MURRAY
Kevin G. Murray
Director

/s/ ROBERT F. NIELSEN
Robert F. Nielsen
Director

/s/ J. BENSON PORTER
J. Benson Porter
Director

/s/ JOHN T. WASLEY
John T. Wasley
Director