Form 10-Q
period 2010-03-31
Federal Home Loan Bank of San Francisco
filed 2010-05-12
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2010
Class B Stock, par value $100	134,525,193

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$2,942	$8,280
Federal funds sold	17,839	8,164
Trading securities(a)	29	31
Available-for-sale securities(a)	1,929	1,931
Held-to-maturity securities (fair values were $33,923 and $35,682, respectively)(b)	34,586	36,880
Advances (includes $17,459 and $21,616 at fair value under the fair value option, respectively)	112,139	133,559
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2 and $2, respectively	2,909	3,037
Accrued interest receivable	220	355
Premises and equipment, net	21	21
Derivative assets	529	452
Other assets	708	152

Total Assets	$173,851	$192,862
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$92	$192
Term	36	29
Other	1	1
Non-interest-bearing - Other	2	2

Total deposits	131	224

Consolidated obligations, net:
Bonds (includes $24,241 and $37,022 at fair value under the fair value option, respectively)	136,588	162,053
Discount notes	24,764	18,246

Total consolidated obligations, net	161,352	180,299

Mandatorily redeemable capital stock	4,858	4,843
Accrued interest payable	705	754
Affordable Housing Program	183	186
Payable to REFCORP	35	25
Derivative liabilities	110	205
Other liabilities	91	96

Total Liabilities	167,465	186,632

Commitments and Contingencies (Note 12)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
86 shares and 86 shares, respectively	8,561	8,575
Restricted retained earnings	1,326	1,239
Accumulated other comprehensive loss	(3,501)	(3,584)

Total Capital	6,386	6,230

Total Liabilities and Capital	$173,851	$192,862

(a)	At March 31, 2010, and at December 31, 2009, none of these securities were pledged as collateral that may be repledged.
(b)	Includes $40 at March 31, 2010, and $40 at December 31, 2009, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2010	2009
Interest Income:
Advances	$332	$1,065
Federal funds sold	5	7
Available-for-sale securities	1	—
Held-to-maturity securities	288	435
Mortgage loans held for portfolio	36	43

Total Interest Income	662	1,550

Interest Expense:
Consolidated obligations:
Bonds	289	860
Discount notes	13	256
Mandatorily redeemable capital stock	3	—

Total Interest Expense	305	1,116

Net Interest Income	357	434

Provision for credit losses on mortgage loans	—	—

Net Interest Income After Mortgage Loan Loss Provision	357	434

Other Loss:
Net gain on trading securities	—	1
Total other-than-temporary impairment loss on held-to-maturity securities	(192)	(1,156)
Portion of impairment loss recognized in other comprehensive income	132	1,068

Net other-than-temporary impairment loss on held-to-maturity securities	(60)	(88)
Net loss on advances and consolidated obligation bonds held at fair value	(100)	(183)
Net (loss)/gain on derivatives and hedging activities	(36)	34
Other	1	—

Total Other Loss	(195)	(236)

Other Expense:
Compensation and benefits	17	15
Other operating expense	12	11
Federal Housing Finance Agency/Federal Housing Finance Board	3	3
Office of Finance	2	2
Other	2	—

Total Other Expense	36	31

Income Before Assessments	126	167

REFCORP	22	30
Affordable Housing Program	11	14

Total Assessments	33	44

Net Income	$93	$123

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(a)				570	570	(570)	—
Issuance of capital stock	—	20					20
Capital stock reclassified from mandatorily redeemable capital stock, net	6	602					602
Comprehensive income/(loss):
Net income				123	123		123
Other comprehensive income/(loss):
Other-than-temporary impairment loss related to all other factors						(1,118)	(1,118)
Reclassified to income for previously impaired securities						50	50
Accretion of impairment loss						30	30

Total comprehensive income/(loss)							(915)

Transfers to restricted retained earnings			222	(222)	—		—

Balance, March 31, 2009	102	$10,238	$398	$471	$869	$(1,615)	$9,492
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	4					4
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(18)					(18)
Comprehensive income/(loss):
Net income				93	93		93
Other comprehensive income/(loss):
Other-than-temporary impairment loss related to all other factors						(191)	(191)
Reclassified to income for previously impaired securities						59	59
Accretion of impairment loss						215	215

Total comprehensive income/(loss)							176

Transfers to restricted retained earnings			87	(87)	—		—
Dividends on capital stock (0.26%)
Cash dividends paid		—	—	(6)	(6)		(6)

Balance, March 31, 2010	86	$8,561	$1,326	$—	$1,326	$(3,501)	$6,386

(a)	Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 to the Financial Statements in the Bank’s 2009 Form 10-K.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$93	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4)	(83)
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	100	183
Change in net fair value adjustment on derivatives and hedging activities	(115)	(284)
Net other-than-temporary impairment loss on held-to-maturity securities	60	88
Net change in:
Accrued interest receivable	152	374
Other assets	3	19
Accrued interest payable	(39)	(332)
Other liabilities	3	15

Total adjustments	160	(20)

Net cash provided by operating activities	253	103

Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(9,675)	(2,953)
Premises and equipment	(2)	(2)
Trading securities:
Proceeds from maturities	1	1
Held-to-maturity securities:
Net (increase)/decrease in short-term	(51)	1,269
Proceeds from maturities of long-term	1,786	1,622
Advances:
Principal collected	68,372	316,521
Made to members	(47,113)	(285,150)
Mortgage loans held for portfolio:
Principal collected	127	124

Net cash provided by investing activities	13,445	31,432

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2010	2009
Cash Flows from Financing Activities:
Net change in:
Deposits	(129)	(501)
Net payments on derivative contracts with financing elements	30	36
Net proceeds from consolidated obligations:
Bonds issued	30,973	23,623
Discount notes issued	38,827	47,064
Payments for consolidated obligations:
Bonds matured or retired	(56,453)	(46,856)
Discount notes matured or retired	(32,279)	(72,566)
Proceeds from issuance of capital stock	4	20
Payments for redemption of mandatorily redeemable capital stock	(3)	—
Cash dividends paid	(6)	—

Net cash used in financing activities	(19,036)	(49,180)

Net decrease in cash and cash equivalents	(5,338)	(17,645)
Cash and cash equivalents at beginning of the period	8,280	19,632

Cash and cash equivalents at end of the period	$2,942	$1,987
Supplemental Disclosures:
Interest paid during the period	$344	$1,905
Affordable Housing Program payments during the period	14	12
REFCORP payments during the period	12	—
Transfers of mortgage loans to real estate owned	1	—

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

Note 1 – Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2009 Form 10-K. Other changes to these policies as of March 31, 2010, are discussed in Note 2 to the Financial Statements.

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

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurement disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010. Its adoption resulted in increased annual and interim financial statement disclosures and did not have any impact on the Bank’s financial condition, results of operations, or cash flows. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. The Bank’s adoption of this amended guidance may result in increased annual and interim financial statement disclosures but will not affect the Bank’s financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities (VIEs). This guidance was to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based on the occurrence of triggering events. In addition, the guidance required enhanced disclosures about how an entity’s involvement with a VIE affects its financial

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

statements and its exposure to risks. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs held as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, because the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the adoption of this guidance as of January 1, 2010, did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance included (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also required enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Note 3 – Available-for-Sale Securities

Available-for-sale securities as of March 31, 2010, and December 31, 2009, were as follows:

March 31, 2010

	Amortized Cost(1)	Other-Than- Temporary Impairment (OTTI) Recognized in Accumulated Other Comprehensive Income/(Loss) (AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP(2)	$1,930	$—	$—	$(1)	$1,929	0.40%

December 31, 2009

	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP(2)	$1,932	$—	$—	$(1)	$1,931	0.41%

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts.
(2)	Temporary Liquidity Guarantee Program (TLGP) securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes the available-for-sale securities with unrealized losses as of March 31, 2010, and December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2010

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP(1)	$1,821	$1	$—	$—	$1,821	$1

December 31, 2009

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP(1)	$1,281	$1	$—	$—	$1,281	$1

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Redemption Terms. The amortized cost and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) as of March 31, 2010, and December 31, 2009, are shown below. Expected maturities of certain securities will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

March 31, 2010

Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Available-for-sale securities other than mortgage-backed securities (MBS):
Due after one year through five years	$1,930	$1,929	0.40%

December 31, 2009

Year of Contractual Maturity	Amortized Cost(1)	Estimated Fair Value	Weighted Average Interest Rate
Available-for-sale securities other than MBS:
Due after one year through five years	$1,932	$1,931	0.41%

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts.

The amortized cost of the Bank’s TLGP securities, which are classified as available-for-sale, included net premiums of $7 at March 31, 2010, and net premiums of $8 at December 31, 2009.

Interest Rate Payment Terms. Available-for-sale securities at March 31, 2010, and December 31, 2009, had adjustable rate interest payment terms.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

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

The Bank has determined that, as of March 31, 2010, gross unrealized losses on its available-for-sale investment securities are temporary because it determined that the strength of the guarantees and the direct support from the U.S. government was sufficient to protect the Bank from losses.

Note 4 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

March 31, 2010

	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,161	$—	$6,161	$—	$—	$6,161
Commercial paper	1,500	—	1,500	—	—	1,500
Housing finance agency bonds	758	—	758	—	(142)	616
TLGP(3)	303	—	303	—	—	303
Subtotal	8,722	—	8,722	—	(142)	8,580
MBS:
Other U.S. obligations:
Ginnie Mae	15	—	15	—	—	15
Government-sponsored enterprises (GSEs):
Freddie Mac	2,554	—	2,554	113	(1)	2,666
Fannie Mae	7,831	—	7,831	252	(24)	8,059
Other:
PLRMBS	18,956	(3,492)	15,464	605	(1,466)	14,603
Total MBS	29,356	(3,492)	25,864	970	(1,491)	25,343
Total	$38,078	$(3,492)	$34,586	$970	$(1,633)	$33,923

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2009

	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,510	$—	$6,510	$—	$—	$6,510
Commercial paper	1,100	—	1,100	—	—	1,100
Housing finance agency bonds	769	—	769	—	(138)	631
TLGP(3)	304	—	304	—	(1)	303
Subtotal	8,683	—	8,683	—	(139)	8,544
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	16	—	—	16
GSEs:
Freddie Mac	3,423	—	3,423	150	(1)	3,572
Fannie Mae	8,467	—	8,467	256	(13)	8,710
Other:
PLRMBS	19,866	(3,575)	16,291	494	(1,945)	14,840

Total MBS	31,772	(3,575)	28,197	900	(1,959)	27,138

Total	$40,455	$(3,575)	$36,880	$900	$(2,098)	$35,682

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.
(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.
(3)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

As of March 31, 2010, all of the interest-bearing deposits had a credit rating of at least A, all of the commercial paper had a credit rating of AA, and all of the housing finance agency bonds had a credit rating of at least AA. The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, as of March 31, 2010, 46% of the amortized cost of the private-label residential MBS (PLRMBS) were rated above investment grade (13% had a credit rating of AAA), and the remaining 54% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2010, and December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

March 31, 2010

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Interest-bearing deposits	$6,161	$—	$—	$—	$6,161	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	616	142	616	142

Subtotal	7,661	—	616	142	8,277	142

MBS:
Other U.S. obligations:
Ginnie Mae	—	—	5	—	5	—
GSEs:
Freddie Mac	61	1	38	—	99	1
Fannie Mae	1,093	10	142	14	1,235	24
Other:
PLRMBS(2)	—	—	14,358	4,958	14,358	4,958

Total MBS	1,154	11	14,543	4,972	15,697	4,983

Total	$8,815	$11	$15,159	$5,114	$23,974	$5,125

December 31, 2009

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Interest-bearing deposits	$6,510	$—	$—	$—	$6,510	$—
Housing finance agency bonds	30	7	600	131	630	138
TLGP(1)	303	1	—	—	303	1

Subtotal	6,843	8	600	131	7,443	139

MBS:
Other U.S. obligations:
Ginnie Mae	—	—	13	—	13	—
GSEs:
Freddie Mac	—	—	40	1	40	1
Fannie Mae	1,037	10	172	3	1,209	13
Other:
PLRMBS(2)	—	—	14,840	5,520	14,840	5,520

Total MBS	1,037	10	15,065	5,524	16,102	5,534

Total	$7,880	$18	$15,665	$5,655	$23,545	$5,673

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.
(2)	Includes securities with gross unrecognized holding losses of $1,466 and 1,945 at March 31, 2010, and December 31, 2009, respectively, and securities with OTTI charges of $3,492 and $3,575 that have been recognized in AOCI at March 31, 2010, and December 31, 2009, respectively.

As indicated in the tables above, as of March 31, 2010, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $5,125, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of certain securities by contractual maturity (based on contractual final principal payment) and MBS as of March 31, 2010, and December 31, 2009, are shown below. Expected maturities of certain securities and MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

March 31, 2010

Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$7,964	$7,964	$7,964	0.22%
Due after one year through five years	9	9	9	0.40
Due after five years through ten years	27	27	23	0.37
Due after ten years	722	722	584	0.47

Subtotal	8,722	8,722	8,580	0.24

MBS:
Other U.S. obligations:
Ginnie Mae	15	15	15	1.27
GSEs:
Freddie Mac	2,554	2,554	2,666	4.75
Fannie Mae	7,831	7,831	8,059	4.14
Other:
PLRMBS	18,956	15,464	14,603	3.59

Total MBS	29,356	25,864	25,343	3.84

Total	$38,078	$34,586	$33,923	3.03%

December 31, 2009

Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in one year or less	$7,610	$7,610	$7,610	0.15%
Due after one year through five years	316	316	314	1.75
Due after five years through ten years	27	27	23	0.40
Due after ten years	730	730	597	0.53

Subtotal	8,683	8,683	8,544	0.24

MBS:
Other U.S. obligations:
Ginnie Mae	16	16	16	1.26
GSEs:
Freddie Mac	3,423	3,423	3,572	4.83
Fannie Mae	8,467	8,467	8,710	4.15
Other:
PLRMBS	19,866	16,291	14,840	3.73

Total MBS	31,772	28,197	27,138	3.95

Total	$40,455	$36,880	$35,682	3.17%

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.

At March 31, 2010, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $25, OTTI related to credit loss of $716 (including interest accretion adjustments of $28), and OTTI related to all other factors of $3,492. At December 31, 2009, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $16, OTTI related to credit loss of $652 (including interest accretion adjustments of $24), and OTTI related to all other factors of $3,575.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2010, and December 31, 2009, are detailed in the following table:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$7,964	$7,914
Adjustable rate	758	769

Subtotal	8,722	8,683

Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,861	3,326
Adjustable rate	99	87
Collateralized mortgage obligations:
Fixed rate	14,739	16,619
Adjustable rate	11,657	11,740

Subtotal	29,356	31,772

Total	$38,078	$40,455

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

The Bank has determined that, as of March 31, 2010, the immaterial gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at March 31, 2010; and all of the securities had maturity dates within 45 days of March 31, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of March 31, 2010, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $142. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on these bonds

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at March 31, 2010 (based on the lowest of Moody’s or Standard & Poor’s ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its TLGP investments are temporary.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2010, assumed CBSA-level current-to-trough housing price declines ranging from 0% to 12% over the 6- to 12-month periods beginning January 1, 2010 (average price decline during this time period equaled 5%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

For securities determined to be other-than-temporarily impaired as of March 31, 2010 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2010.

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

March 31, 2010

	Significant Inputs						Current

	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement

Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2004 and earlier	10.7	10.7	8.2	8.2	37.3	37.3	11.3	11.3
2006	9.4	9.4	22.2	22.2	41.2	41.2	21.8	21.8
Total Prime	9.6	9.4 – 10.7	19.7	8.2 – 22.2	40.5	37.3 – 41.2	19.9	11.3 – 21.8

Alt-A
2004 and earlier	14.0	9.2 – 17.3	38.7	26.2 – 52.3	48.7	41.1 – 52.3	19.7	14.5 – 25.5
2005	10.2	7.6 – 15.2	35.0	15.9 – 72.4	43.5	28.5 – 53.7	14.5	5.7 – 30.2
2006	9.4	5.3 – 13.8	51.4	27.8 – 88.1	47.1	36.6 – 60.7	24.6	8.4 – 40.6
2007	8.1	4.1 – 12.0	63.6	22.4 – 90.7	48.0	41.2 – 59.1	29.4	9.5 – 46.4
2008	12.0	11.0 – 12.3	51.1	46.9 – 52.4	42.1	41.8 – 42.9	31.1	31.1
Total Alt-A	9.3	4.1 – 17.3	52.4	15.9 – 90.7	46.5	28.5 – 60.7	24.5	5.7 – 46.4

Total	9.3	4.1 – 17.3	51.8	8.2 – 90.7	46.3	28.5 – 60.7	24.4	5.7 – 46.4

The Bank recorded OTTI related to credit loss of $60 and $88 that was recognized in “Other Loss” for the first quarter of 2010 and 2009, respectively, and recognized OTTI related to all other factors of $132 and $1,068 in “Other comprehensive income/(loss)” for the first quarter of 2010 and 2009, respectively. For each security, the estimated impairment related to all other factors for each security is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). For the first quarter of 2010 and 2009, the Bank accreted $215 and $30 from AOCI to increase the carrying value of the respective PLRMBS, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At March 31, 2010, the estimated weighted average life of these securities was approximately four years, respectively.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $59 for the first quarter of 2010 and $50 for the first quarter of 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss)” for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Balance, beginning of the period(1)	$628	$3,575	$4,203	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	1	116	117	38	1,015	1,053
Additional charges on securities for which OTTI was previously recognized(2)	59	16	75	50	53	103
Accretion of impairment related to all other factors	—	(215)	(215)	—	(30)	(30)

Balance, end of the period	$688	$3,492	$4,180	$108	$1,608	$1,716

(1)	The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.
(2)	For the three months ended March 31, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010. For the three months ended March 31, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2009.

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended March 31, 2010, and 2009, by loan collateral type:

March 31, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$719	$696	$453	$487
Alt-A, option ARM	1,536	1,402	756	791
Alt-A, other	5,212	4,899	3,357	3,652

Total	$7,467	$6,997	$4,566	$4,930

March 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$944	$919	$431	$431
Alt-A, other	2,705	2,633	1,570	1,578

Total	$3,649	$3,552	$2,001	$2,009

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at March 31, 2010, and December 31, 2009, by loan collateral type:

March 31, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,360	$1,294	$857	$940
Alt-A, option ARM	2,026	1,801	968	1,010
Alt-A, other	7,597	7,176	4,954	5,430

Total	$10,983	$10,271	$6,779	$7,380

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,392	$1,333	$927	$998
Alt-A, option ARM	2,084	1,873	964	1,001
Alt-A, other	7,410	7,031	4,771	5,150

Total	$10,886	$10,237	$6,662	$7,149

The following tables present the Bank’s OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$6	$53	$59	$—	$—	$—
Alt-A, option ARM	15	(14)	1	25	417	442
Alt-A, other	39	93	132	63	651	714

Total	$60	$132	$192	$88	$1,068	$1,156

The following tables present the other-than-temporarily impaired PLRMBS for the three months ended March 31, 2010 and 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the current period write-down:

	Three Months Ended March 31, 2010
	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$6	$6	$—	$53	$53
Alt-A, option ARM	—	15	15	—	(14)	(14)
Alt-A, other	—	39	39	—	93	93
Total	$—	$60	$60	$—	$132	$132

	Three Months Ended March 31, 2009
	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Alt-A, option ARM	$—	$25	$25	$—	$417	$417
Alt-A, other	—	63	63	—	651	651
Total	$—	$88	$88	$—	$1,068	$1,068

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of March 31, 2010, the Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank has determined that, as of March 31, 2010, the gross unrealized losses on these remaining PLRMBS are temporary. Thirty-three percent of the amortized cost of the PLRMBS that were not other-than-temporarily impaired were rated investment

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

grade (9% were rated AAA), with the remainder rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

At March 31, 2010, PLRMBS labeled Alt-A by the issuer represented 46% of the amortized cost of the Bank’s MBS portfolio. Alt-A securities are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

Note 5 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.05% to 8.57% at March 31, 2010, and 0.01% to 8.57% at December 31, 2009, as summarized below.

	March 31, 2010		December 31, 2009

Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$1	0.01%	$—	—%
Within 1 year	54,651	1.62	76,854	1.54
After 1 year through 2 years	31,112	1.41	30,686	1.69
After 2 years through 3 years	8,657	2.12	7,313	2.85
After 3 years through 4 years	8,068	1.84	9,211	1.77
After 4 years through 5 years	1,760	3.55	1,183	4.12
After 5 years	6,805	2.07	7,066	2.12

Total par amount	111,054	1.67%	132,313	1.72%

Valuation adjustments for hedging activities	480		524
Valuation adjustments under fair value option	516		616
Net unamortized premiums	89		106

Total	$112,139		$133,559

The following table summarizes advances at March 31, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$1	$—
Within 1 year	54,651	76,864
After 1 year through 2 years	31,120	30,686
After 2 years through 3 years	8,657	7,318
After 3 years through 4 years	8,065	9,201
After 4 years through 5 years	1,760	1,183
After 5 years	6,800	7,061
Total par amount	$111,054	$132,313

The following table summarizes advances at March 31, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Put Date	March 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$1	$—
Within 1 year	57,268	79,552
After 1 year through 2 years	30,747	30,693
After 2 years through 3 years	8,118	6,385
After 3 years through 4 years	7,785	8,933
After 4 years through 5 years	1,484	942
After 5 years	5,651	5,808
Total par amount	$111,054	$132,313

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defines community financial institutions as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1,029. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms. For more information on security terms, see Note 7 to the Financial Statements in the Bank’s 2009 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in four institutions whose advances outstanding represented 10% or more of the Bank’s total par amount of advances outstanding. The following tables present the concentration in advances to these four institutions as of March 31, 2010, and December 31, 2009. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2010 and 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	March 31, 2010		December 31, 2009
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding

Citibank, N.A.	$34,159	31%	$46,544	35%
JPMorgan Chase Bank, National Association	13,615	12	20,622	16
Bank of America California, N.A.	13,404	12	9,304	7
Wells Fargo Bank, N.A.(2)	11,173	10	14,695	11

Subtotal	72,351	65	91,165	69
Others	38,703	35	41,148	31

Total par amount	$111,054	100%	$132,313	100%

Concentration of Interest Income from Advances

	Three Months Ended
	March 31, 2010		March 31, 2009
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances

Citibank, N.A.	$22	4%	$233	18%
JPMorgan Chase Bank, National Association	137	27	397	31
Bank of America California, N.A.	29	6	64	5
Wells Fargo Bank, N.A.(2)	31	6	102	8

Subtotal	219	43	796	62
Others	287	57	485	38

Total	$506	100%	$1,281	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and the fair value option.

(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., totaling $1,567, to mandatorily redeemable capital stock (a liability).

(3)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

The Bank held a security interest in collateral from each of its four largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of March 31, 2010, and December 31, 2009, three of the four largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wells Fargo Bank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

During the first quarter of 2010, four member institutions were placed into receivership or liquidation. All of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to these four institutions were either repaid prior to March 31, 2010, or assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by three of the four institutions totaling $18 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

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

From April 1, 2010, to April 30, 2010, two member institutions were placed into receivership. The outstanding advances and capital stock of one institution were assumed by a member institution. The advances outstanding to the other institution were assumed by another member institution, however the Bank capital stock totaling $9 was not acquired by the member institution and was classified as mandatorily redeemable capital stock (a liability). Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding to this member institution was deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2010, and December 31, 2009, are detailed below:

	March 31, 2010	December 31, 2009
Par amount of advances:
Fixed rate	$62,099	$68,411
Adjustable rate	48,955	63,902
Total par amount	$111,054	$132,313

Note 6 – Mortgage Loans Held for Portfolio

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

The following table presents information as of March 31, 2010, and December 31, 2009, on mortgage loans, all of which are on one- to four-unit residential properties and single-unit second homes.

	March 31, 2010	December 31, 2009
Fixed rate medium-term mortgage loans	$874	$927
Fixed rate long-term mortgage loans	2,056	2,130
Subtotal	2,930	3,057
Net unamortized discounts	(19)	(18)
Mortgage loans held for portfolio	2,911	3,039
Less: Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$2,909	$3,037

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the first quarter of 2010 and 2009, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at March 31, 2010, and December 31, 2009.

Concentration of Mortgage Loans

March 31, 2010

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,301	79%	18,096	73%
OneWest Bank, FSB	387	13	4,750	19
Subtotal	2,688	92	22,846	92
Others	242	8	2,009	8
Total	$2,930	100%	24,855	100%

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,391	78%	18,613	73%
OneWest Bank, FSB	409	13	4,893	19
Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8
Total	$3,057	100%	25,615	100%

Credit Risk. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of March 31, 2010, and December 31, 2009.

	March 31, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	260	$29	243	$29
Between 60 and 89 days	73	9	81	10
90 days or more	213	27	177	22
Total	546	$65	501	$61

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

At March 31, 2010, the Bank had 546 loans that were 30 days or more delinquent totaling $65, of which 213 loans totaling $27 were classified as nonaccrual or impaired. For 123 of these loans, totaling $15, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2009, the Bank had 501 loans that were 30 days or more delinquent totaling $61, of which 177 loans totaling $22 were classified as nonaccrual or impaired. For 103 of these loans, totaling $11, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

The Bank’s average recorded investment in impaired loans totaled $24 for the first quarter of 2010 and $11 for the first quarter of 2009. The Bank did not recognize any interest income for impaired loans in the first quarter of 2010 and 2009.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009

Balance, beginning of the period	$2.0	$1.0
Charge-offs – transferred to real estate owned	(0.4)	—
Recoveries	—	—
Provision for credit losses	0.4	0.1

Balance, end of the period	$2.0	$1.1

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2009 Form 10-K.

At March 31, 2010, the Bank’s other assets included $3 of real estate owned resulting from foreclosure of 31 mortgage loans held by the Bank. At December 31, 2009, the Bank’s other assets included $3 of real estate owned resulting from foreclosure of 26 mortgage loans held by the Bank.

Note 7 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2009 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2010		December 31, 2009
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Within 1 year	$50,373	1.83%	$75,865	1.29%
After 1 year through 2 years	44,268	1.88	42,745	2.40
After 2 years through 3 years	13,762	1.99	11,589	2.12
After 3 years through 4 years	11,315	3.81	12,855	3.86
After 4 years through 5 years	4,102	3.28	5,308	3.11
After 5 years	10,629	4.26	11,561	4.38
Index amortizing notes	6	4.61	6	4.61

Total par amount	134,455	2.26%	159,929	2.14%

Unamortized premiums/(discounts)	234		251
Valuation adjustments for hedging activities	1,922		1,926
Fair value option valuation adjustments	(23)		(53)

Total	$136,588		$162,053

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $27,607 at March 31, 2010, and $32,185 at December 31, 2009. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $24,280 at March 31, 2010, and $25,530 at December 31, 2009. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	March 31, 2010	December 31, 2009
Par amount of consolidated obligation bonds:
Non-callable	$106,848	$127,744
Callable	27,607	32,185
Total par amount	$134,455	$159,929

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at March 31, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009
Within 1 year	$73,460	$103,215
After 1 year through 2 years	39,883	36,750
After 2 years through 3 years	8,157	5,494
After 3 years through 4 years	7,955	9,480
After 4 years through 5 years	658	593
After 5 years	4,336	4,391
Index amortizing notes	6	6
Total par amount	$134,455	$159,929

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	March 31, 2010		December 31, 2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Par amount	$24,769	0.18%	$18,257	0.35%
Unamortized discounts	(5)		(11)

Total	$24,764		$18,246

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2010, and December 31, 2009, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2009 Form 10-K.

	March 31, 2010	December 31, 2009
Par amount of consolidated obligations:
Bonds:
Fixed rate	$91,230	$98,619
Adjustable rate	31,915	49,244
Step-up	9,439	10,433
Step-down	500	350
Fixed rate that converts to adjustable rate	983	915
Adjustable rate that converts to fixed rate	285	250
Range bonds	97	112
Index amortizing notes	6	6
Total bonds, par	134,455	159,929
Discount notes, par	24,769	18,257
Total consolidated obligations, par	$159,224	$178,186

Note 8 – Capital

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Regulatory Capital Requirements

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$5,610	$14,745	$6,207	$14,657
Total regulatory capital	$6,954	$14,745	$7,714	$14,657
Total regulatory capital ratio	4.00%	8.48%	4.00%	7.60%
Leverage capital	$8,693	$22,117	$9,643	$21,984
Leverage ratio	5.00%	12.72%	5.00%	11.40%

The Bank’s total regulatory capital ratio increased to 8.48% at March 31, 2010, from 7.60% at December 31, 2009, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock, as noted below.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $4,858 at March 31, 2010, and $4,843 at December 31, 2009. The change in mandatorily redeemable capital stock for the three months ended March 31, 2010 and 2009, was as follows:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	42	$4,843	30	$3,747
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	1	—	1	—
Termination of membership	2	18	2	16
Acquired by/transferred to members(1)(2)	—	—	—	(618)
Redemption of mandatorily redeemable capital stock	—	(3)	—	—
Balance at the end of the period	45	$4,858	33	$3,145

(1)	During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, totaling $2,695, remains classified as mandatorily redeemable capital stock (a liability).

(2)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with IndyMac Federal Bank, FSB, totaling $49, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $3 were recorded as interest expense for the three months ended March 31, 2010. There were no dividends on mandatorily redeemable capital stock recorded as interest expense for the three months ended March 31, 2009.

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Contractual Redemption Period	March 31, 2010	December 31, 2009
Within 1 year	$26	$3
After 1 year through 2 years	44	63
After 2 years through 3 years	86	91
After 3 years through 4 years	2,970	2,955
After 4 years through 5 years	1,732	1,731
Total	$4,858	$4,843

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $140 at March 31, 2010, and $181 at December 31, 2009. In accordance with this provision, the amount decreased by $41 in the first quarter of 2010 as a result of net unrealized losses resulting from valuation adjustments during this period.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,186 at March 31, 2010, and $1,058 at December 31, 2009.

For more information on these two categories of restricted retained earnings and the Bank’s Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

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

On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized dividend rate of 0.26%. The Bank recorded the first quarter dividend on April 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about May 13, 2010. The Bank did not pay a dividend for the first quarter of 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank expects to pay the first quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess stock (defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of March 31, 2010, the Bank’s excess capital stock totaled $7,368, or 4.24% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. The Bank did not repurchase excess stock in 2009 and in the first quarter of 2010 to preserve the Bank’s capital.

Although the Bank did not repurchase excess capital stock in the first quarter of 2010, the five-year redemption period for $3 in mandatorily redeemable capital stock expired in the first quarter of 2010, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On April 29, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on May 14, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $7,368 as of March 31, 2010, which included surplus capital stock of $6,782.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	March 31, 2010		December 31, 2009
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,877	29%	$3,877	29%
JPMorgan Chase Bank, National Association	2,695	20	2,695	20
Wells Fargo Bank, N.A.	1,567	12	1,567	12
Subtotal	8,139	61	8,139	61
Others	5,280	39	5,279	39
Total	$13,419	100%	$13,418	100%

Note 9 – Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management’s overall assessment of financial performance.

For more information on these operating segments, see Note 15 to the Financial Statements in the Bank’s 2009 Form 10-K.

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to (loss)/income before assessments for the three months ended March 31, 2010 and 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Deferred Gains/(Losses)(2)	Net Interest Income/ (Expense) on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other (Loss)/ Income	Other Expense	Income Before Assessments

Three months ended:
March 31, 2010	$138	$138	$276	$(20)	$(64)	$3	$357	$(195)	$36	$126
March 31, 2009	204	136	340	(9)	(85)	—	434	(236)	31	167

(1)	Does not include credit-related OTTI charges of $60 and $88 for the three months ended March 31, 2010 and 2009, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank’s Retained Earnings and Dividend Policy.

(3)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net (loss)/gain on derivatives and hedging activities.”

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2010, and December 31, 2009.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2010	$144,303	$29,548	$173,851
December 31, 2009	161,406	31,456	192,862

Note 10 – Derivatives and Hedging Activities

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $716 at March 31, 2010, and $616 at December 31, 2009. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2010, and December 31, 2009, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

Consolidated Obligations – Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed upon or after the issuance of consolidated obligations and are accounted for based on the accounting for derivative instruments and hedging activities.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2010, or the twelve months ended December 31, 2009.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $212,127 and $235,014 at March 31, 2010, and December 31, 2009, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At March 31, 2010, the Bank’s maximum credit risk, as defined above, was estimated at $1,919, including $440 of net accrued interest and fees receivable. At December 31, 2009, the Bank’s maximum credit risk was estimated at $1,827, including $399 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,922 and $1,868 as collateral from counterparties as of March 31, 2010, and December 31, 2009, respectively. This collateral has not been sold or repledged . A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 12 to the Financial Statements.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below A, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2010, was $97, for which the Bank had posted collateral of $40 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to AAA/AA, then the Bank would have been required to deliver up to an additional $21 of collateral to its derivatives counterparties at March 31, 2010. The Bank’s credit ratings continue to be AAA/AAA.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2010, and December 31, 2009. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	March 31, 2010			December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$101,419	$2,442	$578	$104,211	$2,476	$699

Total	101,419	2,442	578	104,211	2,476	699

Derivatives not designated as hedging instruments:
Interest rate swaps	108,913	601	622	129,108	684	756
Interest rate caps, floors, corridors, and/or collars	1,795	13	22	1,695	16	22

Total	110,708	614	644	130,803	700	778

Total derivatives before netting and collateral adjustments	$212,127	3,056	1,222	$235,014	3,176	1,477

Netting adjustments by counterparty		(1,137)	(1,137)		(1,349)	(1,349)
Cash collateral and related accrued interest		(1,390)	25		(1,375)	77

Total collateral and netting adjustments(1)		(2,527)	(1,112)		(2,724)	(1,272)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$529	$110		$452	$205

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net (loss)/gain on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$4	$16
Total net gain related to fair value hedge ineffectiveness	4	16
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	26	101
Interest rate caps, floors, corridors, and/or collars	(2)	2
Net interest settlements	(64)	(85)
Total net (loss)/gain related to derivatives not designated as hedging instruments	(40)	18
Net (loss)/gain on derivatives and hedging activities	$(36)	$34

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2010 and 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2010				March 31, 2009
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$38	$(39)	$(1)	$(168)	$132	$(168)	$(36)	$(191)
Consolidated obligation bonds	8	(3)	5	511	(403)	455	52	490

Total	$46	$(42)	$4	$343	$(271)	$287	$16	$299

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three months ended March 31, 2010 and 2009, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2010, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2010, and December 31, 2009.

	March 31, 2010		December 31, 2009
Type of Derivative and Hedge Classification	Notional Amount of Derivatives	Estimated Fair Value	Notional Amount of Derivatives	Estimated Fair Value

Interest rate swaps:
Fair value	$101,419	$1,436	$104,211	$1,392
Economic	108,913	(46)	129,108	(78)
Interest rate caps, floors, corridors, and/or collars:
Economic	1,795	(8)	1,695	(6)

Total	$212,127	$1,382	$235,014	$1,308

Total derivatives excluding accrued interest		$1,382		$1,308
Accrued interest, net		452		391
Cash collateral held from counterparties – liabilities(1)		(1,415)		(1,452)

Net derivative balances		$419		$247

Derivative assets		$529		$452
Derivative liabilities		(110)		(205)

Net derivative balances		$419		$247

(1)	Amounts represent the amount receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The estimated fair values of these embedded derivatives were immaterial as of March 31, 2010, and December 31, 2009.

Note 11 – Fair Values

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2010:

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

March 31, 2010

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs:
Fannie Mae	$—	$7	$—	$—	$7
Other U.S. obligations:
Ginnie Mae	—	22	—	—	22
Total trading securities	—	29	—	—	29
Available-for-sale securities (TLGP)	—	1,929	—	—	1,929
Advances(2)	—	18,602	—	—	18,602
Derivative assets (interest-rate related)	—	3,056	—	(2,527)	529
Total assets	$—	$23,616	$—	$(2,527)	$21,089
Liabilities:
Consolidated obligation bonds(3)	$—	$24,865	$—	$—	$24,865
Derivative liabilities (interest-rate related)	—	1,222	—	(1,112)	110
Total liabilities	$—	$26,087	$—	$(1,112)	$24,975

December 31, 2009

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs:
Fannie Mae	$—	$8	$—	$—	$8
Other U.S. obligations:
Ginnie Mae	—	23	—	—	23
Total trading securities	—	31	—	—	31
Available-for-sale securities (TLGP)	—	1,931	—	—	1,931
Advances(2)	—	22,952	—	—	22,952
Derivative assets (interest-rate related)	—	3,176	—	(2,724)	452
Total assets	$—	$28,090	$—	$(2,724)	$25,366
Liabilities:
Consolidated obligation bonds(3)	$—	$38,173	$—	$—	$38,173
Derivative liabilities (interest-rate related)	—	1,477	—	(1,272)	205
Total liabilities	$—	$39,650	$—	$(1,272)	$38,378

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)	Includes $17,459 and $21,616 of advances recorded under the fair value option at March 31, 2010, and December 31, 2009, respectively, and $1,143 and $1,336 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at March 31, 2010, and December 31, 2009, respectively.

(3)	Includes $24,241 and $37,022 of consolidated obligation bonds recorded under the fair value option at March 31, 2010, and December 31, 2009, respectively, and $624 and $1,151 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at March 31, 2010, and December 31, 2009, respectively.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. For the periods presented, the Bank did not have any reclassifications for transfers in/out of the fair value hierarchy levels.

Valuation Methodologies and Significant Inputs for Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following valuation methodologies and significant inputs were applied to all of the assets and liabilities carried at fair value, whether as a result of certain accounting requirements or election of the fair value option.

Trading Securities – The Bank’s trading securities portfolio currently consists of agency residential MBS investments collateralized by residential mortgages. These securities are recorded at fair value on a recurring basis. In 2008, fair value measurement was based on pricing models or other model-based valuation techniques, such as the present value of future cash flows adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. In an effort to achieve consistency among all the FHLBanks in applying a fair value methodology, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank’s valuation technique incorporates prices for all MBS from up to four specific third-party vendors. These pricing vendors use methods that generally employ, but are not limited to, trading input (recent trade information, dealer quotations, evaluation of benchmark securities), calculated input (reverse engineered model input factors such as benchmark yields, prepayments speeds), evaluation models, and asset type groupings/matrix pricing. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for agency residential MBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. As of March 31, 2010, substantially all of the Bank’s MBS holdings were priced using this valuation technique. Because quoted prices are not available for these securities, the Bank has primarily relied on the pricing vendors’ use of market-observable inputs and model-based valuation techniques for the fair value measurements, and the Bank classifies these investments as Level 2 within the valuation hierarchy.

The contractual interest income on the trading securities is recorded as part of net interest income on the Statements of Income. The remaining changes in the fair values of the trading securities are included in the other income section on the Statements of Income.

Available-for-Sale Securities – The Bank’s available-for-sale securities portfolio currently consists of corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. These securities are recorded at fair value on a recurring basis. In determining the estimated fair value, the Bank requests prices from four specific third-party vendors. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. The Bank has relied on the pricing vendors’ valuation methodology, which includes quoted prices or observable inputs from an active market for similar assets, and the Bank considers these to be Level 2 inputs.

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

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and fair value hierarchy level of the advance. As of March 31, 2010, the spread adjustment to the CO Curve ranged from 1 to 16 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank has determined that no adjustment is required to the fair value measurement of advances for prepayment fees. The inputs used in the Bank’s fair value measurement of these advances are primarily market-observable, and the Bank classifies these advances as Level 2 within the valuation hierarchy.

The contractual interest income on advances is recorded as part of net interest income on the Statements of Income. The remaining changes in fair values of the advances are included in the other income section on the Statements of Income.

Derivative Assets and Derivative Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest-rate related. For these derivatives, the Bank measures fair value using internally developed models that use primarily market-observable inputs, such as the LIBOR swap yield curve, option volatilities adjusted for counterparty credit risk, as necessary, and prepayment assumptions.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute dollar credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The inputs used in the Bank’s fair value measurement of these derivative instruments are primarily market-observable, and the Bank classifies these derivatives as Level 2 within the valuation hierarchy. The fair values are netted by counterparty pursuant to the provisions of the Bank’s master derivatives agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in net gain/(loss) on derivatives and hedging activities or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are recognized as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The difference between the gains or losses on derivatives and on the related hedged items that qualify for fair value hedge accounting represents hedge ineffectiveness and is recognized in net gain/(loss) on derivatives and hedging activities. Changes in the fair value of a derivative instrument that does not qualify as a hedge of an asset or liability for asset and liability management purposes (economic hedge) are also recorded each period in net gain/(loss) on derivatives and hedging activities. For additional information, see Note 10 to the Financial Statements.

Consolidated Obligation Bonds – Certain consolidated obligation bonds either elected for the fair value option or accounted for in a qualifying full fair value hedging relationship are recorded at fair value on a recurring basis. Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity for similar liabilities such as recent GSE trades or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At March 31, 2010, and December 31, 2009, the Bank measured certain of its held-to-maturity investment securities at fair value on a nonrecurring basis. The following tables present the investment securities as of March 31, 2010, and December 31, 2009, for which a nonrecurring change in fair value was recorded at March 31, 2010, and December 31, 2009, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

March 31, 2010

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$1,178

PLRMBS with a carrying value of $1,370 were written down to their fair value of $1,178.

December 31, 2009

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$1,880

PLRMBS with a carrying value of $2,177 were written down to their fair value of $1,880.

To determine the estimated fair value of PLRMBS prior to September 30, 2009, the Bank used a weighting of its internal price (based on valuation models using market-based inputs obtained from broker-dealer data and price indications) and the price from an external pricing service to determine the estimated fair value that the Bank believed market participants would use to purchase the PLRMBS. The divergence among prices obtained from third-party broker/dealers and pricing services, which were derived from third parties’ proprietary models, led the Bank to conclude that the prices received were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Beginning with the quarter ended September 30, 2009, the Bank changed the methodology used to estimate the fair value of PLRMBS. In an effort to achieve consistency among all the FHLBanks in applying a fair value methodology, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors. These pricing vendors use methods that generally employ, but are not limited to, trading input (recent trade information, dealer quotations, evaluation of benchmark securities), calculated input (reverse engineered model input factors such as benchmark yields, prepayments speeds), evaluation models, and asset type groupings/matrix pricing. Depending on the number of prices received for each security, the Bank selects a median or average price as determined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, when prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of the relevant facts and circumstances that a market participant would consider. Prices for PLRMBS held in common with other FHLBanks are reviewed with those FHLBanks for consistency. In adopting this common methodology, the Bank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

As of March 31, 2010, the Bank employed the fair value methodology described above, and four vendor prices were received for substantially all of the Bank’s MBS holdings. Substantially all of those prices fell within the specified thresholds, providing additional support for the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLRMBS, the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

non-recurring fair value measurements for such securities as of December 31, 2009, and March 31, 2010, fell within Level 3 of the fair value hierarchy.

Fair Value Option. The fair value option permits an entity to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Bank elected the fair value option for certain financial instruments on January 1, 2008, as follows.

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

•	Adjustable rate consolidated obligation bonds indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, CMS, and 12MTA

The Bank elected the fair value option for the following financial instruments on October 1, 2009:

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-up dates

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank’s option on the step-down dates

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

The fair value option requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in other income and presented as “Net loss on advances and consolidated obligation bonds held at fair value.”

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds

Balance, beginning of the period	$21,616	$37,022	$38,573	$30,286
New transactions elected for fair value option	73	7,751	43	13,660
Maturities and terminations	(4,134)	(20,562)	(2,735)	(7,671)
Net loss on advances and net loss/(gain) on consolidated obligation bonds held at fair value	(80)	20	(191)	(8)
Change in accrued interest	(16)	10	(14)	(5)

Balance, end of the period	$17,459	$24,241	$35,676	$36,262

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three months ended March 31, 2010 and 2009, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010				March 31, 2009
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$166	$—	$(80)	$86	$319	$—	$(191)	$128
Consolidated obligation bonds	—	(61)	(20)	(81)	—	(46)	8	(38)
Total	$166	$(61)	$(100)	$5	$319	$(46)	$(183)	$90

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at March 31, 2010, and December 31, 2009:

	At March 31, 2010			At December 31, 2009
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$16,943	$17,459	$516	$21,000	$21,616	$616
Consolidated obligation bonds	24,264	24,241	(23)	37,075	37,022	(53)

(1)	At March 31, 2010, and December 31, 2009, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Estimated Fair Values. The tables show the estimated fair values of the Bank’s financial instruments at March 31, 2010, and December 31, 2009. These estimates are based on pertinent information available to the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Bank as of March 31, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how market participants would estimate fair values. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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

The assumptions used in estimating the fair values of the Bank’s financial instruments are discussed below.

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

Held-to-Maturity Securities – The estimated fair value of held-to-maturity MBS is measured as described in “Nonrecurring Fair Value Measurements” above. The estimated fair value of all other instruments is determined based on each security’s quoted price, or prices obtained from pricing services, excluding accrued interest, as of the last business day of the period, or when quoted prices are not available, the estimated fair value is determined by calculating the present value of expected cash flows, excluding interest, using market-observable inputs as of the last business day of the period, or by using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

Commitments – The estimated fair value of the Bank’s commitments to extend credit was immaterial at March 31, 2010, and December 31, 2009. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of these guarantees is recorded in other liabilities.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$2,942	$2,942	$8,280	$8,280
Federal funds sold	17,839	17,839	8,164	8,164
Trading securities	29	29	31	31
Available-for-sale securities	1,929	1,929	1,931	1,931
Held-to-maturity securities	34,586	33,923	36,880	35,682
Advances (includes $17,459 and $21,616 at fair value under the fair value option, respectively)	112,139	112,310	133,559	133,778
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,909	3,008	3,037	3,117
Accrued interest receivable	220	220	355	355
Derivative assets(1)	529	529	452	452
Liabilities
Deposits	131	131	224	224
Consolidated obligations:
Bonds (includes $24,241 and $37,022 at fair value under the fair value option, respectively)	136,588	136,744	162,053	162,220
Discount notes	24,764	24,765	18,246	18,254
Mandatorily redeemable capital stock	4,858	4,858	4,843	4,843
Accrued interest payable	705	705	754	754
Derivative liabilities(1)	110	110	205	205
Other
Standby letters of credit	26	26	27	27

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

As of March 31, 2010, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $663. These net unrecognized holding losses were primarily in MBS and were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 4 to the Financial Statements.

As of December 31, 2009, the Bank’s investment in held-to-maturity securities had net unrecognized holding losses totaling $1,198. These net unrecognized holding losses were primarily in MBS and were primarily due to illiquidity in the market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. For more information, see Note 6 to the Financial Statements in the Bank’s 2009 Form 10-K.

Note 12 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2010, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $870,928 at March 31, 2010, and $930,617 at December 31, 2009. The par value of the Bank’s participation in consolidated obligations was $159,224 at March 31, 2010, and $178,186 at December 31, 2009. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2009 Form 10-K.

Commitments that legally obligate the Bank for additional advances totaled $500 at March 31, 2010, and $32 at December 31, 2009. Advance commitments are generally for periods up to 12 months. Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. A standby letter of credit is a financing agreement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit at March 31, 2010, and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
Outstanding notional	$5,220	$5,269
Original terms	19 days to 10 years	23 days to 10 years
Final expiration year	2020	2019

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $26 at March 31, 2010, and $27 at December 31, 2009. Based on management’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses is deemed necessary by management on these advance commitments and letters of credit. Advances funded under these advance commitments and letters of credit are fully collateralized at the time of funding or issuance (see Note 5 to the Financial Statements). The estimated fair value of advance commitments and letters of credit was immaterial to the balance sheet as of March 31, 2010, and December 31, 2009.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by, guarantees from related entities that have long-term credit ratings equivalent to single-A or better from both Standard & Poor’s and Moody’s. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of March 31, 2010, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that have market risk exposure from the Bank related to derivatives. As of December 31, 2009, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that had market risk exposure from the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At March 31, 2010, the Bank had committed to the issuance of $1,816 in consolidated obligation bonds, of which $1,771 were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1,090 in consolidated obligation bonds, of which $1,000 were hedged with associated interest rate swaps.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $2,416 at March 31, 2010, and $1,110 at December 31, 2009.

Other commitments and contingencies are discussed in Notes 5, 6, 7, 8, and 10 to the Financial Statements.

Note 13 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

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

	March 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$2	$—
Federal funds sold	1,758	—
Held-to-maturity securities(1)	2,415	2,638
Advances	65,155	87,701
Mortgage loans held for portfolio	2,301	2,391
Accrued interest receivable	55	150
Derivative assets	934	956
Total	$72,620	$93,836
Liabilities:
Deposits	$944	$993
Mandatorily redeemable capital stock	4,311	4,311
Total	$5,255	$5,304
Notional amount of derivatives	$59,005	$55,152
Standby letters of credit	3,838	3,885

(1)	Held-to-maturity securities include MBS issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended
	March 31, 2010	March 31, 2009

Interest Income:
Held-to-maturity securities	$26	$44
Advances(1)	170	724
Mortgage loans held for portfolio	29	35

Total	$225	$803

Interest Expense:
Mandatorily redeemable capital stock	$3	$—
Consolidated obligations(1)	(185)	(144)

Total	$(182)	$(144)

Other Income/(Loss):
Net loss on derivatives and hedging activities	$3	$(73)
Other income	1	1

Total	$4	$(72)

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Note 14 – Subsequent Events

The Bank has evaluated events subsequent to March 31, 2010, until the time of the Form 10-Q filing with the SEC, and no material subsequent events were identified, other than those discussed below.

On April 29, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on May 14, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized dividend rate of 0.26%. The Bank recorded the first quarter dividend on April 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about May 13, 2010. The Bank expects to pay the dividend in cash rather than stock form to comply with Finance Agency rules.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	the pace of technological change and the Bank’s ability to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

•	the timing and volume of market activity.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s 2009 Form 10-K.

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

Quarterly Overview

The U.S. economy and financial markets continued a moderate recovery during the first quarter of 2010, although the strength and sustainability of this trend remain uncertain. Some improvement in both new and used home sales, partially in response to Federal tax credits, has been noted, but housing markets remain burdened by the prospect of continuing delinquencies and foreclosures. Housing prices still face downward pressure in many markets, although some markets are beginning to stabilize, depending on local conditions. Challenging real estate market conditions continued to affect the Bank’s business and results of operations as well as our members’ operations during the quarter.

Net income for the first quarter of 2010 fell $30 million, or 24%, to $93 million from $123 million in the first quarter of 2009. The decrease primarily reflected a decline in net interest income and an increase in net losses associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by a decrease in other-than-temporary impairment (OTTI) charges on some of the private-label residential mortgage-backed securities (PLRMBS) in the Bank’s held-to-maturity securities portfolio.

Net interest income for the first quarter of 2010 fell $77 million, or 18%, to $357 million from $434 million for the first quarter of 2009. The decrease in net interest income was primarily driven by a significant decline in advances. In addition, net interest income for the first quarter of 2010 reflected a lower net interest spread on advances, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009. Net interest income on economically hedged assets and liabilities, which is generally offset by net interest expense on derivative instruments used in economic hedges (reflected in other income), was also lower in the first quarter of 2010 relative to the year-earlier period. The effect of these factors on net interest income was partially offset by higher net interest spreads on the mortgage portfolio and other investments.

Other income for the first quarter of 2010 was a net loss of $195 million, compared to a net loss of $236 million for the first quarter of 2009. Net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $64 million in the first quarter of 2010, compared to $85 million in the first quarter of 2009. In addition, the losses in other income for the first quarter of 2010 reflected a credit-related OTTI charge of $60 million on certain PLRMBS, compared to a credit-related OTTI charge of $88 million in the prior year period, and a net loss of $72 million associated with derivatives, hedged items, and financial instruments carried at fair value, compared to a net loss of $63 million in the year-earlier period.

The $72 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the first quarter of 2010 increased relative to the $63 million net loss for the first quarter of 2009. This increase was primarily driven by larger reversals of prior period gains and changes in interest rates and swaption volatilities. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of March 31, 2010, the Bank had a cumulative net gain of $140 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charges of $60 million for the first quarter of 2010 represent additional projected credit losses on the loan collateral underlying some of the Bank’s PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions and updated information on the loans supporting the Bank’s PLRMBS and revises the assumptions in its collateral loss projection models based on more recent information, as necessary. The increases in projected collateral loss rates in the Bank’s OTTI analysis in the first quarter of 2010 were caused by increases in projected loan defaults and in the projected severity of losses on defaulted loans. Several factors contributed to these increases, including lower forecasted housing prices and greater-than-expected deterioration in the credit quality of the loan collateral.

The non-credit-related OTTI charges on the affected PLRMBS recorded in other comprehensive income were $132 million for the first quarter of 2010 and $1.1 billion for the first quarter of 2009. For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At March 31, 2010, the estimated weighted average life of the affected securities was approximately four years.

Additional information about investments and OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 4 to the Financial Statements. Additional information about the Bank’s PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized rate of 0.26%. The Bank recorded the first quarter dividend on April 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about May 13, 2010. The Bank expects to pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of March 31, 2010, the Bank’s excess capital stock totaled $7.4 billion, or 4% of total assets.

As of March 31, 2010, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 8.48%, exceeding the 4.00% requirement. The Bank had $14.7 billion in regulatory capital, exceeding its risk-based capital requirement of $5.6 billion.

In light of the Bank’s strengthened regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 14, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank will continue to monitor the condition of the Bank’s PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first quarter of 2010, total assets decreased $19.0 billion, or 10%, to $173.9 billion at March 31, 2010, from $192.9 billion at December 31, 2009. Total advances declined $21.5 billion, or 16%, to $112.1 billion at March 31, 2010, from $133.6 billion at December 31, 2009. The continued decline in member advance demand reflected general economic conditions. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. Held-to-maturity securities decreased to $34.6 billion at March 31, 2010, from $36.9 billion at December 31, 2009, primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on the PLRMBS. In addition, the Bank did not purchase any MBS during the first quarter of 2010. Cash and due from banks decreased to $2.9 billion at March 31, 2010, from $8.3 billion at December 31, 2009. The decrease was primarily offset by an increase in Federal funds sold. During the first quarter of 2010, Federal funds sold increased $9.6 billion, to $17.8 billion at March 31, 2010, from $8.2 billion at December 31, 2009.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the first quarter of 2010, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the first quarter of 2010.

Four member institutions were placed into receivership or liquidation during the first quarter of 2010. All of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to these four institutions were either repaid prior to March 31, 2010, or assumed by other institutions, and no losses were incurred by the Bank. The Bank capital stock held by three of the four institutions totaling $18 million was classified as mandatory redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From April 1, 2010, to April 30, 2010, two member institutions were placed into receivership. The outstanding advances and capital stock of one institution were assumed by a member institution. The advances outstanding to the other institution were assumed by another member institution, however the Bank capital stock totaling $9 million was not acquired by the member institution and was classified as mandatorily redeemable capital stock (a liability).

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Selected Balance Sheet Items at Quarter End
Total Assets	$173,851	$192,862	$211,212	$238,924	$270,287
Advances	112,139	133,559	154,962	174,732	203,904
Mortgage Loans Held for Portfolio, Net	2,909	3,037	3,172	3,357	3,586
Investments(1)	54,383	47,006	45,943	58,933	59,601
Consolidated Obligations:(2)
Bonds	136,588	162,053	154,869	176,200	189,382
Discount Notes	24,764	18,246	43,901	49,009	66,239
Mandatorily Redeemable Capital Stock	4,858	4,843	3,159	3,165	3,145
Capital Stock – Class B – Putable	8,561	8,575	10,244	10,253	10,238
Retained Earnings	1,326	1,239	1,065	1,172	869
Accumulated Other Comprehensive Loss	(3,501)	(3,584)	(3,601)	(2,717)	(1,615)
Total Capital	6,386	6,230	7,708	8,708	9,492
Selected Operating Results for the Quarter
Net Interest Income	$357	$406	$458	$484	$434
Provision for Credit Losses on Mortgage Loans	—	—	—	1	—
Other Loss	(195)	(130)	(543)	(39)	(236)
Other Expense	36	39	31	31	31
Assessments	33	63	(31)	110	44

Net Income/(Loss)	$93	$174	$(85)	$303	$123

Selected Other Data for the Quarter
Net Interest Margin(3)(4)	0.78%	0.79%	0.80%	0.76%	0.59%
Operating Expenses as a Percent of Average Assets	0.06	0.06	0.05	0.04	0.03
Return on Average Assets	0.20	0.34	(0.15)	0.47	0.17
Return on Average Equity	5.96	10.30	(3.84)	12.49	4.95
Annualized Dividend Rate(5)(6)	0.26	0.27	—	0.84	—
Dividend Payout Ratio(7)	5.92	3.57	—	7.08	—
Selected Other Data at Quarter End
Regulatory Capital Ratio(8)	8.48	7.60	6.85	6.11	5.27
Average Equity to Average Assets Ratio	3.41	3.29	3.88	3.77	3.34
Duration Gap (in months)	4	4	4	2	4

(1)	Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).
(2)	As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
March 31, 2010	$870,928
December 31, 2009	930,617
September 30, 2009	973,579
June 30, 2009	1,055,863
March 31, 2009	1,135,379

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(4)	For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets fair value adjustments resulting from hedging relationships and fair value option adjustments. The Bank made this change to achieve consistency among all the FHLBanks in reporting interest-earning assets. This change did not materially affect average interest-earning assets and had no effect on reported assets, net interest income, or net income. Prior to this change, the net interest margins for the three months ended March 31, June 30, September 30, and December 31, 2009, were reported as 0.60%, 0.77%, 0.81% and 0.80%, respectively. For more information see First Quarter of 2010 Compared to First Quarter of 2009 – Average Balance Sheets below.
(5)	On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized dividend rate of 0.26%. The Bank will record and pay the first quarter dividend during the second quarter of 2010.
(6)	On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009, which was recorded and paid during the first quarter of 2010. On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009.
(7)	This ratio is calculated as dividends per share divided by net income per share.
(8)	This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three months ended March 31, 2010 and 2009, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the first quarter of 2010 compared to the first quarter of 2009. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

First Quarter of 2010 Compared to First Quarter of 2009

Average Balance Sheets

	Three Months Ended
	March 31, 2010				March 31, 2009
(Dollars in millions)	Average Balance		Interest Income/ Expense	Average Rate	Average Balance		Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Federal funds sold	$14,641		$5	0.14%	$15,767		$7	0.18%
Trading securities:
MBS	29		—	4.16	35		—	4.92
Available-for-sale securities:
Other investments	1,934		1	0.23	—		—	—
Held-to-maturity securities:
MBS	30,447		283	3.77	38,734		422	4.42
Other investments	10,103		5	0.20	13,292		13	0.40
Mortgage loans held for portfolio, net	2,969		36	4.92	3,661		43	4.76
Advances(1)(2)	125,062		332	1.08	224,179		1,065	1.93
Deposits with other FHLBanks	2		—	0.01	—		—	—
Loans to other FHLBanks	13		—	0.09	314		—	0.10

Total interest-earning assets	185,200		662	1.45	295,982		1,550	2.12
Other assets(2)(3)(4)(5)	102		—	—	5,831		—	—

Total Assets	$185,302		$662	1.45%	$301,813		$1,550	2.08%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)(2)	$147,769		$289	0.79%	$204,181		$860	1.71%
Discount notes	23,152		13	0.23	78,567		256	1.32
Deposits(3)	1,719		—	—	2,621		—	0.06
Borrowings from other FHLBanks	1		—	0.13	5		—	0.25
Mandatorily redeemable capital stock	4,850		3	0.27	3,559		—	—
Other borrowings	2		—	0.10	19		—	0.07

Total interest-bearing liabilities	177,493		305	0.70	288,952		1,116	1.57
Other liabilities(2)(3)(4)	1,498		—	—	2,787		—	—

Total Liabilities	178,991		305	0.69	291,739		1,116	1.55
Total Capital	6,311		—	—	10,074		—	—

Total Liabilities and Capital	$185,302		$305	0.67%	$301,813		$1,116	1.50%

Net Interest Income			$357				$434

Net Interest Spread(2)(6)				0.75%				0.55%

Net Interest Margin(2)(7)				0.78%				0.59%

Interest-earning Assets/Interest-bearing Liabilities(2)	104.34%				102.43%

Total Average Assets/Regulatory Capital Ratio(8)	16.6	x			22.1	x

(1)

Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $168 million and $191 million for the first quarter of 2010 and 2009, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $511 million and $490 million for the first quarter of 2010 and 2009, respectively.

(2)	For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets and interest-bearing liabilities fair value adjustments resulting from hedging relationships and fair value option adjustments that had been included in other assets and other liabilities prior to the first quarter of 2010. The Bank made these changes to achieve consistency among all the FHLBanks in reporting interest-earning assets and interest-bearing liabilities. These changes did not materially affect average rates, net interest spread, or net interest margin, and had no effect on reported assets, liabilities, net interest income or net income.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral.
(4)	Includes forward settling transactions and valuation adjustments for certain cash items.
(5)	Includes OTTI charges on held-to-maturity securities related to all other factors.
(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(8)	For this purpose, regulatory capital includes mandatorily redeemable capital stock and excludes other comprehensive income.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

	Increase/ (Decrease)	Attributable to Changes in(1)

(In millions)		Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$(2)	$—	$(2)
Trading securities:
MBS	—	—	—
Available-for-sale securities:
Other investments	1	1	—
Held-to-maturity securities:
MBS	(139)	(82)	(57)
Other investments	(8)	(3)	(5)
Mortgage loans held for portfolio	(7)	(8)	1
Advances(2)	(733)	(367)	(366)

Total interest-earning assets	(888)	(459)	(429)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(571)	(194)	(377)
Discount notes	(243)	(112)	(131)
Deposits	—	—	—
Mandatorily redeemable capital stock	3	—	3

Total interest-bearing liabilities	(811)	(306)	(505)

Net interest income	$(77)	$(153)	$76

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the first quarter of 2010 was $357 million, an 18% decrease from $434 million in the first quarter of 2009. This decrease was driven primarily by the following:

•

Interest income on non-MBS investments decreased $9 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease consisted of a $7 million decrease attributable to lower average yields on non-MBS investments and a $2 million decrease attributable to an 8% decrease in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $146 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease consisted of a $57 million decrease attributable to lower average yields on MBS investments, an $82 million decrease attributable to a 21% decrease in average MBS outstanding, an $8 million decrease attributable to a 19% decrease in average mortgage loans outstanding, and a $1 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by $11 million in the first quarter of 2010 and increased interest income by $9 million in the first quarter of 2009. This decrease was primarily due to slower projected prepayment speeds during the first quarter of 2010.

•

Interest income from advances decreased $733 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease consisted of a $366 million decrease attributable to lower average yields and a $367 million decrease attributable to a 44% decrease in average advances outstanding, reflecting lower member demand during the first quarter of 2010 relative to the first quarter of 2009. In addition, members and nonmember borrowers prepaid $6.4 billion of advances in the first quarter of 2010 compared to $2.7 billion in the first quarter of 2009. As a result of these advance prepayments, interest income was increased by net prepayment fees of $11 million in the first quarter of 2010 and $2 million in the first quarter of 2009. The increase in advances prepayments in the first quarter of 2010 reflected members’ reduced liquidity needs.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $814 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease consisted of a $508 million decrease attributable to lower interest rates on consolidated obligations and a $306 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

The net interest margin was 78 basis points for the first quarter of 2010, 19 basis points higher than the net interest margin for the first quarter of 2009, which was 59 basis points. The net interest spread was 75 basis points for the first quarter of 2010, 20 basis points higher than the net interest spread for the first quarter of 2009, which was 55 basis points. These improvements were primarily due to a higher net interest spread on the mortgage portfolio resulting from the favorable impact of lower interest rates. Lower interest rates provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt with new callable debt at a lower cost.

The decrease in net interest income was partially offset by the decrease in net interest expense on derivative instruments used in economic hedges, recognized in “Other Loss.” The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first quarter of 2010 on the floating leg of the interest rate swaps.

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

Other Loss

The following table presents the components of “Other Loss” for the three months ended March 31, 2010 and 2009.

	Three Months Ended

(In millions)	March 31, 2010	March 31, 2009

Other Loss:
Net gain on trading securities	$—	$1
Total other-than-temporary impairment loss on held-to-maturity securities	(192)	(1,156)
Portion of loss recognized in other comprehensive income/(loss)	132	1,068

Net other-than-temporary impairment loss on held-to-maturity securities	(60)	(88)
Net loss on advances and consolidation obligation bonds held at fair value	(100)	(183)
Net (loss)/gain on derivatives and hedging activities	(36)	34
Other	1	—

Total Other Loss	$(195)	$(236)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $60 million credit-related OTTI charge on PLRMBS during the first quarter of 2010, compared to an $88 million credit-related OTTI charge on PLRMBS during the first quarter of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 4 to the Financial Statements.

Net Loss on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net loss on advances and consolidated obligation bonds held at fair value for the three months ended March 31, 2010 and 2009.

	Three Months Ended

(In millions)	March 31, 2010	March 31, 2009

Advances	$(80)	$(191)
Consolidated obligation bonds	(20)	8

Total	$(100)	$(183)

For the first quarter of 2010, the unrealized net fair value losses on advances were primarily driven by advances with a maturity of less than six months where interest rates increased relative to the actual coupon rates on the Bank’s advances, partially offset by gains resulting from the decreased swaption volatilities used in pricing fair value option putable advances during the first quarter of 2010. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds and lower swaption volatilities used in pricing fair value option callable bonds during the first quarter of 2010.

For the first quarter of 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank’s advances, partially offset by gains resulting from the decreased swaption volatilities used in pricing fair value option putable advances during the first quarter of 2009. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds, partially offset by losses resulting from lower swaption volatilities used in pricing fair value option callable bonds during the first quarter of 2009.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the first quarter of 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

(In millions)	March 31, 2010				March 31, 2009
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total

Advances:
Elected for fair value option	$—	$61	$(146)	$(85)	$—	$133	$(149)	$(16)
Not elected for fair value option	(1)	1	(14)	(14)	(36)	42	(47)	(41)
Consolidated obligations:
Elected for fair value option	—	24	54	78	—	42	(80)	(38)
Not elected for fair value option	5	(62)	42	(15)	52	(114)	191	129

Total	$4	$24	$(64)	$(36)	$16	$103	$(85)	$34

During the first quarter of 2010, net losses on derivatives and hedging activities totaled $36 million compared to net gains of $34 million in the first quarter of 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $64 million in the first quarter of 2010, compared to net interest expense on derivative instruments used in economic hedges of $85 million in the first quarter of 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first quarter of 2010 on the floating leg of the interest rate swaps.

Excluding the $64 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2010 totaled $28 million as detailed above. The $28 million in net gains were primarily attributable to a decrease in interest rates and a decrease in swaption volatilities during the first quarter of 2010.

Excluding the $85 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2009 totaled $119 million as detailed above. The $119 million in net gains were primarily attributable to a decrease in interest rates and a decrease in swaption volatilities during the first quarter of 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during the first quarter of 2010 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) decreases in swaption volatilities.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Return on Average Equity

Return on average equity (ROE) was 5.96% (annualized) for the first quarter of 2010, an increase of 101 basis points from the first quarter of 2009. This increase reflected the decline in average equity, which decreased 38%, to $6.3 billion in the first quarter of 2010 from $10.1 billion in the first quarter of 2009, partially offset by the decrease in net income in the first quarter of 2010.

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

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2010, advances maturing within five years totaled $104.2 billion, significantly in excess of the $0.1 billion of member deposits on that date. At December 31, 2009, advances maturing within five years totaled $125.2 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of March 31, 2010, and December 31, 2009, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments. As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $140 million at March 31, 2010, and $181 million at December 31, 2009.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.2 billion at March 31, 2010, and $1.1 billion at December 31, 2009.

For more information on these two categories of restricted retained earnings, see Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

Dividends – On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized rate of 0.26%. The Bank recorded the first quarter dividend on April 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about May 13, 2010. The Bank did not pay a dividend for the first quarter of 2009.

The Bank expects to pay the first quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess stock exceeds 1% of its total assets. As of March 31, 2010, the Bank’s excess capital stock totaled $7.4 billion, or 4% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2009 to 2008 – Dividends” in the Bank’s 2009 Form 10-K.

Financial Condition

Total assets were $173.9 billion at March 31, 2010, a 10% decrease from $192.9 billion at December 31, 2009, primarily as a result of decline in advances, which decreased by $21.5 billion or 16%, to $112.1 billion at March 31, 2010, from $133.6 billion at December 31, 2009. In addition to the decline in advances, cash and due from banks decreased to $2.9 billion at March 31, 2010, from $8.3 billion at December 31, 2009, and held-to-maturity securities decreased to $34.6 billion at March 31, 2010, from $36.9 billion at December 31, 2009, while Federal funds sold increased to $17.8 billion at March 31, 2010, from $8.2 billion at December 31, 2009. Average total assets were $185.3 billion for the first quarter of 2010, a 39% decrease compared to $301.8 billion for the first quarter of 2009. Average advances were $125.1 billion for the first quarter of 2010, a 44% decrease from $224.2 billion in the first quarter of 2009.

The continued decline in member advance demand reflected general economic conditions. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. Held-to-maturity securities decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on the PLRMBS. In addition, the Bank did not purchase any MBS during the first quarter of 2010. The decrease in cash and due from banks was primarily offset by an increase in Federal funds sold.

Advances outstanding at March 31, 2010, included unrealized gains of $996 billion, of which $480 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $516 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2009, included unrealized gains of $1.1 billion, of which $524 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $616 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2009, to March 31, 2010, was primarily attributable to a reversal of prior period gains, partially offset by decreased long-term interest rates relative to the actual coupon rates on the Bank’s advances.

Total liabilities were $167.5 billion at March 31, 2010, a 10% decrease from $186.6 billion at December 31, 2009, reflecting decreases in consolidated obligations outstanding from $180.3 billion at December 31, 2009, to $161.4 billion at March 31, 2010. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first quarter of 2010. Average total liabilities were $179.0 billion for the first quarter of 2010, a 39% decrease compared to $291.7 billion for the first quarter of 2009. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $170.9 billion in the first quarter of 2010 and $282.7 billion in the first quarter of 2009.

Consolidated obligations outstanding at March 31, 2010, included unrealized losses of $1.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $23 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2009, included unrealized losses of $1.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $53 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2009, to March 31, 2010, was primarily attributable to the reversal of prior period gains.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $870.9 billion at March 31, 2010, and $930.6 billion at December 31, 2009.

As of March 31, 2010, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of March 31, 2010, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA, the FHLBank of Seattle a long-term credit rating of AA+, and the FHLBank of Chicago a long-term credit rating of AA+. As of March 31, 2010, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2010, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 9 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $144.3 billion (83% of total assets) at March 31, 2010, from $161.4 billion (84% of total assets) at December 31, 2009, representing a decrease of $17.1 billion, or 11%. The decrease primarily reflected lower demand for advances by the Bank’s members and, to a lesser extent, repayment and prepayment of advances by nonmember borrowers.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $138 million in the first quarter of 2010, a decrease of $66 million, or 32%, compared to $204 million in the first quarter of 2009. The decline was primarily attributable to a significant decrease in advance balances and a lower net interest spread on advances, as the favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009. In addition, adjusted net interest income for the first quarter of 2010 reflected a lower yield on capital because of the lower interest rate environment during the first quarter of 2010. Members and nonmember borrowers prepaid $6.4 billion of advances in the first quarter of 2010 compared to $2.7 billion in the first quarter of 2009. As a result of these advances prepayments, interest income was increased by net prepayment fees of $11 million in the first quarter of 2010 and $2 million in the first quarter of 2009. The increase in advances prepayments in the first quarter of 2010 reflected members’ reduced liquidity needs, as described below.

Adjusted net interest income for this segment represented 50% and 60% of total adjusted net interest income for the first quarter of 2010 and 2009, respectively. The decrease was due to lower earnings on the Bank’s invested capital because of the lower interest rate environment and to an increase in adjusted net interest income for the mortgage-related business segment.

Advances – The par amount of advances outstanding decreased by $21.2 billion, or 16%, to $111.1 billion at March 31, 2010, from $132.3 billion at December 31, 2009. The decrease reflects a $6.3 billion decrease in fixed rate advances, a $14.3 billion decrease in adjustable rate advances, and a $0.6 billion decrease in daily variable rate advances.

Advances outstanding to the Bank’s four largest borrowers totaled $72.4 billion at March 31, 2010, a net decrease of $18.8 billion from $91.2 billion at December 31, 2009. The decrease was primarily attributable to lower advance borrowings by three of the four largest borrowers. The remaining $2.4 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 35 institutions increased their advances during the first quarter of 2009, while 132 institutions decreased their advances.

Average advances were $125.1 billion in the first quarter of 2010, a 44% decrease from $224.2 billion in the first quarter of 2009. The decline in member advance demand reflected general economic conditions. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs.

The components of the advances portfolio at March 31, 2010, and December 31, 2009, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	March 31, 2010	December 31, 2009
Standard advances:
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$46,660	$60,993
Adjustable – other indices	288	288
Fixed	46,404	48,606
Daily variable rate	882	1,496
Subtotal	94,234	111,383
Customized advances:
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,125	1,125
Fixed – amortizing	447	485
Fixed with PPS(1)	11,732	15,688
Fixed with caps and PPS(1)	200	200
Fixed – callable at member’s option	12	19
Fixed – putable at Bank’s option	2,836	2,910
Fixed – putable at Bank’s option with PPS(1)	468	503
Subtotal	16,820	20,930
Total par value	111,054	132,313
Hedging valuation adjustments	480	524
Fair value option valuation adjustments	516	616
Net unamortized premiums	89	106
Total	$112,139	$133,559

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $28.5 billion as of March 31, 2010, an increase of $9.7 billion, or 52%, from $18.8 billion as of December 31, 2009, primarily due to an increase in Federal funds sold.

Cash and Due from Banks – Cash and due from banks decreased to $2.9 billion at March 31, 2010, from $8.3 billion at December 31, 2009. The decrease was primarily in cash held at the Federal Reserve Bank of San Francisco, reflecting an increase in the availability of high quality non-MBS investments.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $17.3 billion, or 11%, from $155.2 billion at December 31, 2009, to $137.9 billion at March 31, 2010. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At March 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $196.9 billion, of which $51.5 billion were hedging advances, $144.7 billion were hedging consolidated obligations, and $0.7 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $220.8 billion, of which $53.7 billion were hedging advances, $166.5 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity” in the Bank’s 2009 Form 10-K.

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first quarter of 2010, yields on long-term U.S. Treasury securities declined slightly due to reduced investor inflation expectations. Since December 31, 2008, 3-month LIBOR declined from 1.43% to 0.29% as credit and liquidity conditions in the short-term interbank lending market improved. The following table provides selected market interest rates as of the dates shown.

Market Instrument	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.16	0.06	0.21	0.13
3-month LIBOR	0.29	0.25	1.19	1.43
2-year Treasury note	1.02	1.14	0.80	0.77
5-year Treasury note	2.54	2.68	1.67	1.55

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR rates in the first quarters of 2010 and 2009. Federal Reserve purchases of GSE debt coupled with strong investor demand for longer-term GSE debt resulted in lowered borrowing costs for FHLBank System consolidated obligation bonds relative to LIBOR compared to a year ago. For short-term debt in the first quarter of 2010, the Bank experienced a higher cost on discount notes relative to LIBOR compared to a year ago. The higher relative cost reflected the decrease in LIBOR and the reduced demand for short-term GSE debt in 2010 compared to 2009.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2010	March 31, 2009

Consolidated obligation bonds	–14.9	–7.8
Consolidated obligation discount notes (one month and greater)	–13.7	–70.2

At March 31, 2010, the Bank had $106.3 billion of swapped non-callable bonds and $24.3 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 96% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2009, the Bank had $130.7 billion of swapped non-callable bonds and $25.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 96% of the Bank’s total consolidated obligation bonds outstanding.

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

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements.

At March 31, 2010, assets associated with this segment were $29.5 billion (17% of total assets), a decrease of $2.0 billion, or 6%, from $31.5 billion at December 31, 2009 (16% of total assets). The MBS portfolio decreased $2.3 billion to $25.9 billion at March 31, 2010, from $28.2 billion at December 31, 2009, and mortgage loan balances decreased $0.1 billion to $2.9 billion at March 31, 2010, from $3.0 billion at December 31, 2009. In the first quarter of 2010, average MBS investments were $30.5 billion, a decrease of $8.3 billion compared to $38.8 billion in the first quarter of 2009. Average mortgage loans were $3.0 billion in the first quarter of 2010, a decrease of $0.7 billion from $3.7 billion in the first quarter of 2009. The decrease was primarily due to principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on the PLRMBS. In addition, the Bank did not purchase any MBS during the first quarter of 2010.

Adjusted net interest income for this segment was $138 million in the first quarter of 2010, an increase of $2 million, or 1%, from $136 million in the first quarter of 2009. The increase for the first quarter of 2010 was primarily the result of a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of a lower interest rate environment, which provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost.

Adjusted net interest income for this segment represented 50% and 40% of total adjusted net interest income for the first quarter of 2010 and 2009, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the member that sold the loan share in the credit risk of the loan. The Bank has not purchased any new loans since October 2006. For more information regarding credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2009 Form 10-K.

At March 31, 2010, and December 31, 2009, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2009 Form 10-K. Mortgage loan balances at March 31, 2010, and December 31, 2009, were as follows:

(In millions)	March 31, 2010	December 31, 2009

MPF Plus	$2,687	$2,800
Original MPF	243	257

Subtotal	2,930	3,057
Net unamortized discounts	(19)	(18)

Mortgage loans held for portfolio	2,911	3,039
Less: Allowance for credit losses	(2)	(2)

Mortgage loans held for portfolio, net	$2,909	$3,037

The Bank periodically reviews its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels management believes to be adequate to absorb estimated probable losses inherent in the total mortgage loan portfolio. The Bank established an allowance for credit losses on mortgage loans totaling $2 million at March 31, 2010, and $2 million at December 31, 2009. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank’s 2009 Form 10-K.

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of March 31, 2010, and December 31, 2009.

(Dollars in millions)	March 31, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
Between 30 and 59 days	260	$29	243	$29
Between 60 and 89 days	73	9	81	10
90 days or more	213	27	177	22
Total	546	$65	501	$61

At March 31, 2010, the Bank had 546 loans that were 30 days or more delinquent totaling $65 million, of which 213 loans totaling $27 million were classified as nonaccrual or impaired. For 123 of these loans, totaling $15 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy. At December 31, 2009, the Bank had 501 loans that were 30 days or more delinquent totaling $61 million, of which 177 loans totaling $22 million were classified as nonaccrual or impaired. For 103 of these loans, totaling $11 million, the loan was in foreclosure or the borrower of the loan was in bankruptcy.

At March 31, 2010, the Bank’s other assets included $3 million of real estate owned resulting from the foreclosure of 31 mortgage loans held by the Bank. At December 31, 2009, the Bank’s other assets included $3 million of real estate owned resulting from the foreclosure of 26 mortgage loans held by the Bank.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $25.9 billion, or 176% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at March 31, 2010, compared to $28.2 billion, or 193% of Bank capital, at December 31, 2009. During the first quarter of 2010, the Bank’s MBS portfolio decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on the PLRMBS. In addition, the Bank did not purchase any MBS during the first quarter of 2010. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.0 billion, or 6%, to $29.5 billion at March 31, 2010, from $31.5 billion at December 31, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At March 31, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $15.2 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.2 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business – lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank’s 2009 Form 10-K.

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2010, and December 31, 2009.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2010	December 31, 2009
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$31,099	$28,859
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,000	2,000
Receive fixed, pay floating interest rate swap	LIBOR floating rate advance converted to a fixed rate	Economic Hedge(1)	150	150
Basis swap	Floating rate advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	158	158
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	1,292	1,708
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	15,660	19,717
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,125	1,125
Subtotal Economic Hedges(1)			20,385	24,858
Total			51,484	53,717
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	58,480	62,317
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	13,205	23,034

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2010	December 31, 2009
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	35	505
Basis swap	Non-LIBOR floating rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	15,000	28,130
Basis swap	Floating rate non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	27,826	24,261
Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,495	2,980
Subtotal Economic Hedges(1)			59,561	78,910
Total			118,041	141,227
Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	11,840	13,035
Pay fixed, receive floating interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	—	110
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	2,635	3,280
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	9,805	9,105
Subtotal Economic Hedges(1)			12,440	12,495
Total			24,280	25,530
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,297	1,685
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	15,057	12,231
Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	245	—
Total			17,599	13,916
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	7	8

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2010	December 31, 2009
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	46	46
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	670	570
Total			716	616
Total Notional Amount			$212,127	$235,014

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2010, the total notional amount of interest rate exchange agreements outstanding was $212.1 billion, compared with $235.0 billion at December 31, 2009. The $22.9 billion decrease in the notional amount of derivatives during the first quarter of 2010 was primarily due to a net $24.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a net $2.2 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, partially offset by a net $3.7 billion increase in interest rate exchange agreements hedging consolidated obligation discount notes. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflected decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at March 31, 2010, relative to December 31, 2009. By category, the Bank experienced large changes in the levels of interest rate exchange agreements, which reflected the January 1, 2008, transition of certain hedging instruments from a fair value hedge classification under the accounting for derivative instruments and hedging activities to an economic hedge classification under the fair value option. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of March 31, 2010, and December 31, 2009.

(In millions)

March 31, 2010
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$31,099	$(480)	$480	$—	$—
Non-callable bonds	58,480	1,855	(1,864)	—	(9)
Callable bonds	11,840	61	(58)	—	3

Subtotal	101,419	1,436	(1,442)	—	(6)

Not qualifying for hedge accounting (economic hedges):
Advances	20,385	(495)	—	446	(49)
Non-callable bonds	59,511	402	—	5	407
Non-callable bonds with embedded derivatives	50	1	—	—	1
Callable bonds	12,440	1	—	55	56
Discount notes	17,599	37	—	—	37
MBS – trading	7	—	—	—	—
Intermediated	716	—	—	—	—

Subtotal	110,708	(54)	—	506	452

Total excluding accrued interest	212,127	1,382	(1,442)	506	446
Accrued interest	—	452	(515)	33	(30)

Total	$212,127	$1,834	$(1,957)	$539	$416

(In millions)

December 31, 2009
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$28,859	$(523)	$524	$—	$1
Non-callable bonds	62,317	1,883	(1,893)	—	(10)
Callable bonds	13,035	32	(32)	—	—

Subtotal	104,211	1,392	(1,401)	—	(9)

Not qualifying for hedge accounting (economic hedges):
Advances	24,858	(560)	—	529	(31)
Non-callable bonds	78,826	457	—	(20)	437
Non-callable bonds with embedded derivatives	84	1	—	—	1
Callable bonds	12,495	(41)	—	100	59
Discount notes	13,916	60	—	—	60
MBS – trading	8	(1)	—	—	(1)
Intermediated	616	—	—	—	—

Subtotal	130,803	(84)	—	609	525

Total excluding accrued interest	235,014	1,308	(1,401)	609	516
Accrued interest	—	391	(395)	60	56

Total	$235,014	$1,699	$(1,796)	$669	$572

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of March 31, 2010, and December 31, 2009.

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

The hedging and fair value option valuation adjustments during the first quarter of 2010 were primarily driven by (i) changes in overall interest rate spreads; (ii) the reversal of prior period gains and losses; and (iii) decreases in swaption volatilities.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of March 31, 2010, and December 31, 2009.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2010		December 31, 2009
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount

JPMorgan Chase Bank, National Association	AA	$31,931	15%	$34,297	15%
BNP Paribas	AA	26,984	13	25,388	11
Deutsche Bank AG	A	26,413	13	36,257	15
Barclays Bank PLC	AA	26,109	12	35,060	15
Citibank, N.A.	A	22,187	10	16,554	7

Subtotal		133,624	63	147,556	63
Others	At least A	78,503	37	87,458	37

Total		$212,127	100%	$235,014	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank’s equity capital resources are governed by its capital plan.

The Federal Reserve concluded its program to purchase GSE debt on March 31, 2010. During the first quarter of 2010, the Federal Reserve purchased $12 billion in agency term obligations, including $3 billion in FHLBank consolidated obligation bonds. As of March 31, 2010, the Federal Reserve had purchased a total of $172 billion of GSE debt, including $38 billion in FHLBank consolidated obligation bonds. During the first quarter of 2010, the FHLBanks issued $8 billion in global bonds and over $205 billion in auctioned discount notes. The combination of declining FHLBank funding needs, Federal Reserve purchases of FHLBank direct obligations, and a monthly debt issuance calendar for global bonds has generally improved the FHLBanks’ ability to issue debt at reasonable costs relative to the year-earlier period.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. The regulatory requirement does not stipulate that the Bank renew any maturing advances during the five-day timeframe. In addition to the regulatory requirement and Finance Agency guidelines on contingency liquidity, the Bank’s asset-liability management committee has a formal guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This guideline allows the Bank to consider its mortgage assets as a source of funds by expecting to use those assets as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2010 and during 2009. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the five-business-day and 90-day periods following March 31, 2010, and December 31, 2009. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2010		As of December 31, 2009
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days

Obligations due:
Commitments for new advances	$500	$500	$32	$32
Demand deposits	1,510	1,510	1,647	1,647
Maturing member term deposits	13	36	16	28
Discount note and bond maturities and expected exercises of bond call options	4,650	36,039	7,830	52,493

Subtotal obligations	6,673	38,085	9,525	54,200

Sources of available funds:
Maturing investments	14,282	25,500	9,185	15,774
Cash at Federal Reserve Bank of San Francisco	2,940	2,940	8,280	8,280
Proceeds from scheduled settlements of discount notes and bonds	376	1,816	30	1,090
Maturing advances and scheduled prepayments	1,833	15,128	4,762	36,134

Subtotal sources	19,431	45,384	22,257	61,278

Net funds available	12,758	7,299	12,732	7,078

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,555	—	19,457
Housing finance agency bonds	—	—	—	—
Marketable money market investments	4,798	—	3,339	—
TLGP investments	2,185	2,185	2,186	2,186

Subtotal contingent sources	6,983	21,740	5,525	21,643

Total contingent funds available	$19,741	$29,039	$18,257	$28,721

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank’s 2009 Form 10-K.

Capital

Total capital as of March 31, 2010, was $6.4 billion, a 3% increase from $6.2 billion as of December 31, 2009. The increase was primarily due to a $93 million increase in retained earnings and an $83 million decrease in impairment loss related to all other factors recorded in other comprehensive income in the first quarter of 2010 on the Bank’s PLRMBS, partially offset by the transfer of $18 million in capital stock to mandatorily redeemable capital stock (a liability) because of two membership terminations during the quarter.

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at March 31, 2010, and December 31, 2009. During the first quarter of 2010, the Bank’s required risk-based capital decreased from $6.2 billion at December 31, 2009, to $5.6 billion at March 31, 2010. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank’s market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	March 31, 2010		December 31, 2009
(Dollars in millions)	Required	Actual	Required	Actual

Risk-based capital	$5,610	$14,745	$6,207	$14,657
Total regulatory capital	$6,954	$14,745	$7,714	$14,657
Total capital-to-assets ratio	4.00%	8.48%	4.00%	7.60%
Leverage capital	$8,693	$22,117	$9,643	$21,984
Leverage ratio	5.00%	12.72%	5.00%	11.40%

The Bank’s total regulatory capital ratio increased to 8.48% at March 31, 2010, from 7.60% at December 31, 2009, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock in 2009 and the first quarter of 2010.

In light of the Bank’s strengthened regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 14, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank’s capital requirements are more fully discussed in the Bank’s 2009 Form 10-K in Note 13 to the Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital.”

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank’s business activities and the risks inherent in these activities. As part of this framework, the Bank’s Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. For more detailed information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank’s 2009 Form 10-K.

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. The Bank assigns credit quality ratings to each member and nonmember to identify the credit strength of each borrower. These ratings are based on results from the Bank’s credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower’s current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis. The Bank assigns each member and nonmember borrower an internal rating from one to ten, with one as the highest rating. During the first quarter of 2010, the Bank’s internal member credit ratings reflected continued financial deterioration of some members and nonmember borrowers resulting from market conditions and other factors.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of March 31, 2010, and December 31, 2009.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Credit Quality Rating

(Dollars in millions) March 31, 2010

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	55	38	$9,399	$14,290	66%
4-6	205	145	101,372	205,178	49
7-10	150	105	5,508	11,353	49

Total	410	288	$116,279	$230,821	50%

December 31, 2009

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	68	52	$23,374	$33,334	70%
4-6	204	143	107,273	185,845	58
7-10	149	107	6,940	12,589	55

Total	421	302	$137,587	$231,768	59%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Unused Borrowing Capacity

(Dollars in millions)

March 31, 2010

Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	21	$12,524	$13,011
11% - 25%	26	15,607	18,340
26% - 50%	74	65,144	118,392
More than 50%	167	23,004	81,078

Total	288	$116,279	$230,821

December 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	25	$7,281	$7,611
11% - 25%	43	33,154	42,353
26% - 50%	79	88,702	137,123
More than 50%	155	8,450	44,681

Total	302	$137,587	$231,768

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2010, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate). None of the MBS pledged as collateral were labeled as subprime.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2010, and December 31, 2009.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	March 31, 2010		December 31, 2009
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity

U.S. Treasury (bills, notes, bonds)	$1,232	$1,230	$1,284	$1,280
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	5,937	5,892	7,366	7,298
Agency pools and collateralized mortgage obligations	21,804	21,318	23,348	22,738
PLRMBS – publicly registered AAA-rated senior tranches	470	324	535	379
Private-label home equity MBS – publicly registered AAA-rated senior tranches	1	—	1	—
Private-label commercial MBS – publicly registered AAA-rated senior tranches	59	47	89	68
PLRMBS – publicly registered AA-rated senior tranches	78	34	197	84
PLRMBS – publicly registered A-rated senior tranches	170	26	189	30
PLRMBS – publicly registered BBB-rated senior tranches	177	21	185	21
PLRMBS – publicly registered AAA- or AA-rated subordinate tranches	1	1	2	1
Private-label home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	16	3	16	3
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	—	—	13	8
Term deposits with the FHLBank of San Francisco	36	36	29	29

Total	$29,981	$28,932	$33,254	$31,939

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

As of March 31, 2010, 70% of the loan collateral pledged to the Bank was pledged by 38 institutions under specific identification, 22% was pledged by 187 institutions under blanket lien with detailed reporting, and 8% was pledged by 114 institutions under blanket lien with summary reporting.

As of March 31, 2010, the Bank’s maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 66% for multifamily mortgage loans, 58% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2010, and December 31, 2009.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	March 31, 2010		December 31, 2009
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity

First lien residential mortgage loans	$199,441	$118,718	$203,874	$117,511
Second lien residential mortgage loans and home equity lines of credit	77,446	14,400	81,562	17,468
Multifamily mortgage loans	37,045	21,857	37,011	21,216
Commercial mortgage loans	57,735	30,042	58,783	30,550
Loan participations	24,742	15,958	21,389	12,097
Small business, small farm, and small agribusiness loans	3,191	606	3,422	672
Other	1,040	309	1,055	314

Total	$400,640	$201,890	$407,096	$199,828

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At March 31, 2010, and December 31, 2009, the amount of these loans totaled $47 billion and $38 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

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

Investment Credit Exposure

(In millions)

March 31, 2010

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Federal funds sold	$—	$12,578	$5,261	$—	$—	$—	$—	$—	$—	$17,839
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	22	—	—	—	—	—	—	—	—	22
GSEs:
Fannie Mae	7	—	—	—	—	—	—	—	—	7

Total trading securities	29	—	—	—	—	—	—	—	—	29

Available-for-sale securities:
TLGP(2)	1,929	—	—	—	—	—	—	—	—	1,929
Held-to-maturity securities:
Interest-bearing deposits	—	3,011	3,150	—	—	—	—	—	—	6,161
Commercial paper(3)	—	1,500	—	—	—	—	—	—	—	1,500
Housing finance agency bonds	26	732	—	—	—	—	—	—	—	758
TLGP(2)	303	—	—	—	—	—	—	—	—	303
MBS:
Other U.S. obligations:
Ginnie Mae	15	—	—	—	—	—	—	—	—	15
GSEs:
Freddie Mac	2,554	—	—	—	—	—	—	—	—	2,554
Fannie Mae	7,831	—	—	—	—	—	—	—	—	7,831
Other:
PLRMBS	2,558	1,567	1,875	2,389	1,661	1,351	2,985	1,017	61	15,464

Total held-to-maturity securities	13,287	6,810	5,025	2,389	1,661	1,351	2,985	1,017	61	34,586

Total investments	$15,245	$19,388	$10,286	$2,389	$1,661	$1,351	$2,985	$1,017	$61	$54,383

Investment Credit Exposure

(In millions)

December 31, 2009

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

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at March 31, 2010; and all of the securities had maturity dates within 45 days of March 31, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2010, all of the bonds were rated at least AA by Moody’s or Standard & Poor’s. On April 2, 2010, and April 19, 2010, Standard & Poor’s and Moody’s, respectively, downgraded $529 million of the Bank’s CalHFA bonds to A because of concerns over rising delinquencies and foreclosures and concerns over the credit profile of the California Housing Loan Insurance Fund, which provides primary mortgage insurance on approximately 41% of the underlying loans. As of April 30, 2010, all of the A-rated housing finance agency bonds issued by CalHFA and insured by Ambac or MBIA were on negative watch according to Moody’s or Standard & Poor’s.

At March 31, 2010, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $142 million. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its housing finance agency bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at March 31, 2010 (based on the lowest of Moody’s or Standard & Poor’s ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31 2010, all of the gross unrealized losses on its TLGP investments are temporary.

The Bank’s investments also include agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS, some of which were issued by and/or purchased from members, former members, or their respective affiliates. At March 31, 2010, PLRMBS representing 46% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet standard guidelines for documentation requirements, property type, or loan-to-value ratios. In addition, the property securing the loan may be non-owner-occupied.

As of March 31, 2010, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $5.0 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its agency residential MBS are temporary.

In 2009, the 12 FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for all PLRMBS and for certain home equity loan investments, including home equity asset-backed securities. For certain PLRMBS for which underlying collateral data is not available, alternative procedures as determined by each FHLBank are expected to be used to assess these securities for OTTI. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans are outside the scope of the FHLBanks’ OTTI Committee and are analyzed for OTTI by each individual FHLBank owning securities backed by such collateral. The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2010, assumed CBSA-level current-to-trough home price declines ranging from 0% to 12% over the 6- to 12-month periods beginning January 1, 2010 (average price decline during this time period equaled 5%). Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to the cash flow analysis of the Bank’s PLRMBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was 5 percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of 3% compared to 4% in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5% to 17% over the 6- to 12-month periods beginning January 1, 2010. Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth year, and 3% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more stressful housing price scenario at March 31, 2010:

	Three Months Ended March 31, 2010
	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	7	$719	$6	$53	11	$1,433	$50	$14
Alt-A	73	6,748	54	79	133	10,277	371	126

Total	80	$7,467	$60	$132	144	$11,710	$421	$140

The Bank uses models in projecting the cash flows for all PLRMBS for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank’s OTTI analysis and reviews, see Note 4 to the Financial Statements.

The following table presents the ratings of the Bank’s PLRMBS investments as of March 31, 2010, by year of issuance.

Unpaid Principal Balance of PLRMBS by Year of Issuance and Credit Rating

March 31, 2010

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Prime
2004 and earlier	$1,951	$676	$372	$92	$—	$24	$—	$—	$—	$3,115
2005	105	55	122	—	—	—	—	—	—	282
2006	237	—	281	217	69	34	107	—	—	945
2007	—	—	23	—	98	—	298	510	—	929
2008	—	—	—	42	—	—	259	75	—	376

Total Prime	2,293	731	798	351	167	58	664	585	—	5,647

Alt-A
2004 and earlier	243	616	632	92	—	44	—	—	—	1,627
2005	21	272	524	1,666	973	636	1,532	98	—	5,722
2006	—	—	—	106	296	41	800	515	—	1,758
2007	—	—	—	—	834	1,375	1,874	425	108	4,616
2008	—	—	—	289	—	—	—	—	—	289

Total Alt-A	264	888	1,156	2,153	2,103	2,096	4,206	1,038	108	14,012

Total par amount	$2,557	$1,619	$1,954	$2,504	$2,270	$2,154	$4,870	$1,623	$108	$19,659

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s total portfolio of other-than-temporarily impaired PLRMBS at March 31, 2010, by year of issuance.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS

by Year of Issuance and Credit Rating

March 31, 2010

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AA	A	BBB	BB	B	CCC	CC	C	Total

Prime
2004 and earlier	$—	$—	$—	$—	$24	$—	$—	$—	$24
2005	—	53	—	—	—	—	—	—	53
2006	—	—	—	—	34	107	—	—	141
2007	—	—	—	—	—	298	510	—	808
2008	—	—	—	—	—	259	75	—	334

Total Prime	—	53	—	—	58	664	585	—	1,360

Alt-A
2004 and earlier	—	139	57	—	44	—	—	—	240
2005	168	217	353	731	363	1,532	98	—	3,462
2006	—	—	106	258	41	800	515	—	1,720
2007	—	—	—	596	1,375	1,697	425	108	4,201

Total Alt-A	168	356	516	1,585	1,823	4,029	1,038	108	9,623

Total par amount	$168	$409	$516	$1,585	$1,881	$4,693	$1,623	$108	$10,983

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

March 31, 2010

(Dollars in millions)

				For the Three Months Ended March 31, 2010			Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support

Prime
2004 and earlier	$3,117	$288	$2,831	$—	$4	$4	6.41%	4.02%	8.55%	4.09%
2005	281	50	236	—	—	—	13.70	11.78	16.73	6.72
2006	927	71	859	1	(1)	—	8.95	9.28	9.90	6.73
2007	879	347	580	1	53	54	21.61	23.00	21.10	7.28
2008	369	91	304	4	(3)	1	24.41	30.00	31.09	31.09

Total Prime	5,573	847	4,810	6	53	59	10.90	10.14	12.75	4.09

Alt-A
2004 and earlier	1,639	262	1,380	1	13	14	13.83	7.92	16.55	8.75
2005	5,525	1,641	4,055	13	76	89	20.79	14.04	16.92	5.65
2006	1,568	472	1,209	14	5	19	33.25	22.62	20.58	9.59
2007	4,362	1,664	2,932	26	(15)	11	33.53	32.94	31.82	9.51
2008	289	72	217	—	—	—	17.55	31.80	32.97	32.97

Total Alt-A	13,383	4,111	9,793	54	79	133	25.67	21.00	22.58	5.65

Total	$18,956	$4,958	$14,603	$60	$132	$192	21.43%	17.88%	19.75%	4.09%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s PLRMBS by collateral type based on the classification at the time of origination and current credit rating.

Credit Ratings of PLRMBS as of March 31, 2010

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate

Prime
AAA-rated	$2,293	$2,291	$2,291	$165	4.61
AA-rated	731	731	731	98	9.97
A-rated	798	791	782	101	10.25
BBB-rated	351	349	349	30	11.07
BB-rated	167	166	166	25	4.70
B-rated	58	58	51	7	17.59
CCC-rated	664	643	395	248	22.98
CC-rated	585	544	371	173	24.89

Total Prime	$5,647	$5,573	$5,136	$847	10.90%

Alt-A
AAA-rated	$264	$266	$266	$37	13.99%
AA-rated	888	893	836	179	14.66
A-rated	1,156	1,160	1,093	227	14.27
BBB-rated	2,153	2,155	2,039	528	17.51
BB-rated	2,103	2,030	1,495	697	25.68
B-rated	2,096	2,004	1,301	783	30.30
CCC-rated	4,206	3,874	2,590	1,365	31.04
CC-rated	1,038	899	647	253	37.15
C-rated	108	102	61	42	20.70

Total Alt-A	$14,012	$13,383	$10,328	$4,111	25.67%

Unpaid Principal Balance of PLRMBS by Collateral Type Classified at Origination

	March 31, 2010			December 31, 2009
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total

PLRMBS:
Prime	$2,778	$2,869	$5,647	$3,083	$2,983	$6,066
Alt-A	6,890	7,122	14,012	7,544	6,890	14,434

Total	$9,668	$9,991	$19,659	$10,627	$9,873	$20,500

PLRMBS in a Loss Position

at March 31, 2010, and Credit Ratings as of April 30, 2010

(Dollars in millions)

	March 31, 2010						April 30, 2010
PLRMBS backed by loans classified at origination as:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist

Prime	$5,401	$5,329	$4,891	$847	11.30%	37.90%	37.30%	69.39%	30.61%	44.88%
Alt-A	14,012	13,383	10,329	4,111	25.67	1.88	1.88	23.33	76.67	32.56

Total	$19,413	$18,712	$15,220	$4,958	21.68%	11.90%	11.74%	36.15%	63.85%	35.99%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Prime
2004 and earlier	90.87%	89.57%	89.79%	85.02%	80.49%
2005	83.73	82.15	78.16	70.43	63.61
2006	90.88	85.40	85.95	80.03	73.38
2007	62.44	67.64	62.69	64.78	63.10
2008	80.87	77.59	74.55	80.25	72.77
Weighted average of all Prime	85.17%	84.23%	83.41%	80.14%	75.50%

Alt-A
2004 and earlier	84.79%	82.56%	81.27%	72.98%	72.24%
2005	70.87	69.34	67.55	64.85	60.84
2006	68.76	66.74	64.48	58.69	57.38
2007	63.53	60.96	59.48	56.36	55.19
2008	75.21	51.17	49.16	58.72	66.20
Weighted average of all Alt-A	69.89%	67.41%	65.73%	62.14%	60.07%
Weighted average of all PLRMBS	74.28%	72.39%	71.09%	67.80%	65.13%

The following table summarizes rating agency downgrade actions on PLRMBS that occurred from April 1, 2010, to April 30, 2010. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

PLRMBS Downgraded from April 1, 2010, to April 30, 2010

Dollar amounts as of March 31, 2010

	To A		To BB		To B		To CCC		To CC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

PLRMBS:
Downgrade from AAA	$31	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31	$31
Downgrade from AA	—	—	—	—	83	70	—	—	—	—	83	70
Downgrade from A	—	—	69	67	126	98	212	161	—	—	407	326
Downgrade from BBB	—	—	108	81	418	306	436	353	—	—	962	740
Downgrade from BB	—	—	—	—	—	—	295	277	89	61	384	338
Downgrade from B	—	—	—	—	—	—	391	344	—	—	391	344

Total	$31	$31	$177	$148	$627	$474	$1,334	$1,135	$89	$61	$2,258	$1,849

The securities that were downgraded from April 1, 2010, to April 30, 2010, were included in the Bank’s OTTI analysis performed as of March 31, 2010, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of March 31, 2010, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank had determined that, as of March 31, 2010, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2010. Additional future OTTI credit charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)

March 31, 2010

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$91,349	$1,147	$1,132	$15
A(2)	120,420	771	763	8
Subtotal	211,769	1,918	1,895	23
Member institutions(3)	358	1	1	—
Total derivatives	$212,127	$1,919	$1,896	$23

December 31, 2009
Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$101,059	$1,129	$1,101	$28
A(2)	133,647	698	690	8
Subtotal	234,706	1,827	1,791	36
Member institutions(3)	308	—	—	—
Total derivatives	$235,014	$1,827	$1,791	$36

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $22.2 billion at March 31, 2010, and $16.6 billion at December 31, 2009, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at March 31, 2010, and at December 31, 2009.

At March 31, 2010, the Bank had a total of $212.1 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$211.8 billion represented notional amounts of derivatives contracts outstanding with 18 derivatives dealer counterparties. Seven of these counterparties made up 79% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 8% to 15% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $83.7 billion of derivatives outstanding at March 31, 2010, were affiliates of members, and one counterparty, with $22.2 billion outstanding at March 31, 2010, was a member of the Bank.

•

$358 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at March 31, 2010, was $1.9 billion, which consisted of:

•

$1.9 billion of gross credit exposure on open derivatives contracts with 14 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $23 million.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $1.9 billion at March 31, 2010, and $1.8 billion at December 31, 2009. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure increased $0.1 billion from December 31, 2009, to March 31, 2010. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2009, to March 31, 2010, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” in the Bank’s 2009 Form 10-K.

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

In the Bank’s 2009 Form 10-K, the following accounting policies and estimates were identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and other-than-temporarily impaired, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2010 in applying the Bank’s critical accounting policies. In addition, these policies and the judgments, estimates, and assumptions are also described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2009 Form 10-K and in Note 11 to the Financial Statements.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Financial Reform Legislation. On December 11, 2009, the U.S. House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act (Reform Act), which, if passed by the U.S. Senate and signed into law, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that would identify and regulate systemically important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest, including executive compensation and golden parachutes; and (6) create a federal insurance office that would monitor the insurance industry.

The U.S. Senate has moved its version of the bill, S. 3217, the Restoring American Financial Stability Act (Financial Stability Act), to the floor for debate and amendment. This proposed bill is generally similar to the House bill described above.

Depending on whether the Reform Act or Financial Stability Act, or a combination of both, is signed into law, and on the provisions of any legislation, the Bank’s business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission may be affected. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act or the proposed Financial Stability Act could materially affect the Bank’s ability to hedge its interest rate risk. In addition, the proposed Financial Stability Act has a provision that would prohibit the FHLBanks, if deemed systemically significant, from lending an amount that exceeds 25 percent of capital stock to a member financial institution. This limitation could cause a significant decrease in the aggregate amount of FHLBank advances and could increase advance rates for the FHLBanks’ member financial institutions. In addition, the proposed Financial Stability Act includes proposals that would prohibit banks, bank holding companies, and subsidiaries of either from purchasing or selling in trading accounts certain financial instruments, except for U.S., state, or local government obligations or securities issued by Ginnie Mae, Fannie Mae, or Freddie Mac. This exception does not refer to FHLBank debt and therefore it is uncertain whether this provision, as proposed, could limit investments in FHLBank debt.

The Bank cannot predict whether any financial reform legislation will be enacted or what the content of the legislation or the regulations issued under the legislation would be, and therefore cannot predict the impact on the Bank or its members.

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

Minimum Capital. On February 8, 2010, the Finance Agency published a notice of proposed rulemaking seeking comment on a proposed rule to effect Section 1111 of the Housing Act, which amended Section 1362 of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) to provide additional authority for the Finance Agency regarding minimum capital requirements for the federal housing enterprises and the FHLBanks. Among other things, the amendment to the Safety and Soundness Act authorizes the Director of the Finance Agency to establish capital levels higher than the minimum levels specified for the FHLBanks under the Bank Act and for additional capital and reserve requirements with respect to products or activities, and to temporarily increase an established minimum capital level if it determines that an increase is necessary and consistent with prudential regulation and the safe and sound operation of an FHLBank. The proposed rule is intended to implement the Director’s authority in this regard and sets forth procedures and standards for imposing a temporary increase in the minimum capital levels to address the following factors: current or anticipated declines in the value of assets, the amounts of outstanding mortgage-backed securities, and the ability to access liquidity and funding; credit, market, operational, and other risks; current or projected declines in capital; compliance with regulations, written orders, or agreements; unsafe and unsound operations or practices; housing finance market conditions; level of reserves or retained earnings; initiatives, operations, products, or practices that entail heightened risk; ratio of the market value of equity to the par value of capital stock; or any other conditions as detailed by the Director. The proposed regulation also includes procedures for periodic review and rescission of a temporarily increased minimum capital level. Comments were due April 9, 2010.

Community Development Loans for Community Financial Institutions; Secured Lending by FHLBanks to Members and Affiliates. On February 23, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposed rule that would implement Section 1211 of the Housing Act, which amended the Bank Act to include secured loans for community development activities as eligible collateral for community financial institution (CFI) members and to allow the Bank to make long-term advances to CFI members for purposes of financing community development activities. The proposed rule would add new definitions and make other conforming changes in accordance with Section 1211 of the Housing Act. The proposed rule would also add a new provision deeming any form of secured lending by an FHLBank to a member of any FHLBank to be an advance and prohibiting secured extensions of credit to an affiliate of any member. The supplemental information to the proposed rule clarifies that the Finance Agency considers any kind of secured lending to a member or member affiliate, including reverse repurchase agreements, to be secured extensions of credit subject to the rule. Finally, the proposed rule would make some technical changes and transfer the advances and new business activities regulations from the Finance Board regulations to the Finance Agency regulations. Comments were due April 26, 2010.

Director Compensation and Expenses. On April 5, 2010, the Finance Agency published a final rule on director compensation and expenses, which will amend the current rule to implement changes made by the Housing Act. In addition to eliminating the former statutory limitations on director compensation, the final rule authorizes the FHLBanks to pay “reasonable compensation and expenses” subject to Finance Agency oversight and authority to disapprove. Under the new rule, any Finance Agency disapproval of a Bank’s compensation plan would be applied prospectively and not affect compensation or expenses paid prior to any Finance Agency determination or order.

Director Eligibility and Elections. On April 5, 2010, the Finance Agency published a final rule that deems the redesignation of a directorship to a new state prior to the end of its term as a result of the annual designation of FHLBank directorships to be a termination of the directorship. The redesignated directorship will be filled by an election by the members of the new state. The new rule constitutes a change from the prior Finance Board rule, which deemed the redesignation to create a vacancy on the board that could be filled by an election by the remaining directors.

Board of Directors of the Federal Home Loan Bank System Office of Finance. On April 26, 2010, the Finance Agency adopted a final rule to increase the size of the Board of Directors of the Office of Finance and have it consist of the 12 FHLBank presidents and five independent directors. The final rule provides that the independent directors will serve as the audit committee of the Office of Finance and will be charged with the oversight of the Office of Finance’s preparation of accurate combined financial reports. The final rule also gives responsibilities to the audit committee to ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports. If the FHLBanks are not able to agree on consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may require them. The Finance Agency will fill the initial independent director positions each for a term of five years, which will be staggered. By June 10, 2010, the current Board of Directors of the Office of Finance must, in consultation with the FHLBanks, agree on a slate of at least five persons and nominate such persons for consideration for appointment as independent directors by the Finance Agency. Within 45 days after the Finance Agency appoints an independent director, the Board of Directors of the Office of Finance must hold an organizational meeting, where the Board of Directors of the Office of Finance and the audit committee will be reconstituted. Once the terms of the independent directors initially appointed by the Finance Agency expire or the positions otherwise become vacant, the independent directors subsequently will be elected by a majority vote of the Board of Directors of the Office of Finance, subject to the Finance Agency’s review of, and non-objection to, each independent director.

Finance Agency Proposed Rule Regarding FHLBank Investments. On May 4, 2010, the Finance Agency issued a notice of proposed rulemaking regarding FHLBank investments. Among other things the proposed rule would incorporate the current limitations on MBS investments and derivatives activities that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the level of MBS investments to no more than 300% of an FHLBank’s capital). The proposal also requests comment on whether additional limitations on an FHLBank’s MBS investments should be adopted as part of a final regulation and whether with respect to private-label MBS investments such limitations should be based on an FHLBank’s level of retained earnings, the underlying collateral characteristics, or other criteria. Comments on the proposed rule are due July 6, 2010.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $870.9 billion at March 31, 2010, and $930.6 billion at December 31, 2009. The par value of the Bank’s participation in consolidated obligations was $159.2 billion at March 31, 2010, and $178.2 billion at December 31, 2009. At March 31, 2010, the Bank had committed to the issuance of $1.8 billion in consolidated obligation bonds, almost all of which were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank’s 2009 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2010, the Bank had $0.5 billion of advance commitments and $5.2 billion in standby letters of credit outstanding. At December 31, 2009, the Bank had $32 million of advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair values of these advance commitments and standby letters of credit were immaterial to the balance sheet at March 31, 2010, and December 31, 2009.

The Bank’s financial statements do not include a liability for future statutorily mandated payments from the Bank to Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its Affordable Housing Program obligation) to REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under the accounting for contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

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

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank’s exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Prior to the third quarter of 2009, in the case where specific PLRMBS were classified as other-than-temporarily impaired, market spreads were used from the date of impairment for the purpose of estimating net portfolio of capital. Beginning in the third quarter of 2009, in the case of PLRMBS for which management expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of March 31, 2010.

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

Interest Rate Scenario(1)	March 31, 2010	December 31, 2009
+200 basis-point change above current rates	–7.6%	–9.0%
+100 basis-point change above current rates	–4.5	–5.3
–100 basis-point change below current rates(2)	+8.8	+12.1
–200 basis-point change below current rates(2)	+19.4	+21.6

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2010, show less sensitivity than the estimates as of December 31, 2009, primarily because of improved MBS asset pricing and resulting reduced MBS asset spreads. Compared to interest rates as of December 31, 2009, interest rates as of March 31, 2010, were 6 basis points lower for terms of 1 year, 25 basis points lower for terms of 5 years, and 15 basis points lower for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2010, show substantially the same sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2010	December 31, 2009
+200 basis-point change above current rates	–3.3%	–4.4%
+100 basis-point change above current rates	–1.2	–1.8
–100 basis-point change below current rates(2)	+0.3	+0.2
–200 basis-point change below current rates(2)	+1.0	+0.1

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period March 2010 through March 2011 would be expected to decrease by 37 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was four months at March 31, 2010, and four months at December 31, 2009.

Total Bank Duration Gap Analysis

	March 31, 2010		December 31, 2009
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$173,851	9	$192,862	9
Liabilities	167,465	5	186,632	5
Net	$6,386	4	$6,230	4

(1)	Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of March 31, 2010, stayed substantially the same compared to December 31, 2009. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

The interest rate risk in the advances-related business is primarily associated with the Bank’s strategy for investing the members’ contributed capital. The Bank’s general strategy is to invest 50% of member capital in short-term investments (maturities of 3 months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). Because of the Federal Reserve’s actions to stimulate the economy, short-term interest rates are exceptionally low, resulting in lower returns on the Bank’s capital. In order to improve the return on the Bank’s capital, while not materially affecting the Bank’s risk profile, effective January 2010 the Bank temporarily modified its invested capital strategy to invest 50% of the capital currently invested in investments with maturities of 3 months or less (25% of total member capital) in a portfolio of investments with maturities of 12 to 24 months, and as those investments mature, to reinvest the capital back into short-term investments.

The strategy to invest 50% of member capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of members’ excess capital stock. The strategy to invest 50% of member capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member’s advances. Under the Bank’s capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2010, and December 31, 2009.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2010	December 31, 2009
+200 basis-point change	–5.6%	–6.2%
+100 basis-point change	–3.7	–4.0
–100 basis-point change(2)	+8.0	+11.1
–200 basis-point change(2)	+18.0	+19.8

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2010, show less sensitivity than the estimates as of December 31, 2009, primarily because of improved MBS asset pricing and resulting reduced MBS asset spreads. Compared to interest rates as of December 31, 2009, interest rates as of March 31, 2010, were 6 basis points lower for terms of 1 year, 25 basis points lower for terms of 5 years, and 15 basis points lower for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe the market value of capital sensitivity is the best indication of risk from a held-to-maturity perspective, and management has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2010, show substantially the same sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2010	December 31, 2009
+200 basis-point change above current rates	–2.0%	–2.5%
+100 basis-point change above current rates	–0.7	–1.0
–100 basis-point change below current rates(2)	–0.8	–0.4
–200 basis-point change below current rates(2)	–1.9	–1.0

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. On March 15, 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco, relating to the purchase of private-label residential mortgage-backed securities. The Bank’s complaints are actions for rescission and damages and assert claims for and violations of state and federal securities laws, negligent misrepresentation, and rescission of contract. For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009. After consultation with legal counsel, management is not aware of any other legal proceedings that may have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco’s (Bank’s) Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	2010 Audit Executive Incentive Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2010.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President, Controller and Operations Officer (Chief Accounting Officer)