Form 10-Q
period 2010-06-30
Federal Home Loan Bank of San Francisco
filed 2010-08-12
CIK 1316944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 30, 2010
Class B Stock, par value $100	129,740,703

Federal Home Loan Bank of San Francisco

Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco

Statements of Condition

(Unaudited)

(In millions-except par value)	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$7,631	$8,280
Federal funds sold	14,470	8,164
Trading securities(a)	1,159	31
Available-for-sale securities(a)	1,932	1,931
Held-to-maturity securities (fair values were $33,503 and $35,682, respectively)(b)	33,563	36,880
Advances (includes $12,819 and $21,616 at fair value under the fair value option, respectively)	95,747	133,559
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $4 and $2, respectively	2,788	3,037
Loans to other Federal Home Loan Banks	15	—
Accrued interest receivable	251	355
Premises and equipment, net	22	21
Derivative assets	476	452
Other assets	144	152

Total Assets	$158,198	$192,862

Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$144	$192
Term	29	29
Other	2	1
Non-interest-bearing - other	3	2

Total deposits	178	224

Consolidated obligations, net:
Bonds (includes $21,148 and $37,022 at fair value under the fair value option, respectively)	129,524	162,053
Discount notes	15,788	18,246

Total consolidated obligations, net	145,312	180,299

Mandatorily redeemable capital stock	4,690	4,843
Accrued interest payable	616	754
Affordable Housing Program	174	186
Payable to REFCORP	9	25
Derivative liabilities	173	205
Other liabilities	748	96

Total Liabilities	151,900	186,632

Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
83 shares and 86 shares, respectively	8,280	8,575
Restricted retained earnings	1,350	1,239
Accumulated other comprehensive loss	(3,332)	(3,584)

Total Capital	6,298	6,230

Total Liabilities and Capital	$158,198	$192,862

(a)	At June 30, 2010, and at December 31, 2009, none of these securities were pledged as collateral that may be repledged.
(b)	Includes $76 at June 30, 2010, and $40 at December 31, 2009, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Interest Income:
Advances	$285	$754	$606	$1,817
Prepayment fees on advances, net	28	18	39	20
Federal funds sold	8	6	13	13
Trading securities	1	1	1	1
Available-for-sale securities	1	—	2	—
Held-to-maturity securities	282	369	570	804
Mortgage loans held for portfolio	39	36	75	79

Total Interest Income	644	1,184	1,306	2,734

Interest Expense:
Consolidated obligations:
Bonds	269	588	558	1,448
Discount notes	9	112	22	368
Mandatorily redeemable capital stock	3	—	6	—

Total Interest Expense	281	700	586	1,816

Net Interest Income	363	484	720	918

Provision for credit losses on mortgage loans	2	1	2	1

Net Interest Income After Mortgage Loan Loss Provision	361	483	718	917

Other Loss:
Services to members	—	1	—	1
Net (loss)/gain on trading securities	(1)	—	(1)	1
Total other-than-temporary impairment loss on held-to-maturity securities	(190)	(1,283)	(382)	(2,439)
Portion of impairment loss recognized in other comprehensive income	48	1,195	180	2,263

Net other-than-temporary impairment loss on held-to-maturity securities	(142)	(88)	(202)	(176)
Net loss on advances and consolidated obligation bonds held at fair value	(21)	(178)	(121)	(361)
Net (loss)/gain on derivatives and hedging activities	(123)	224	(159)	258
Other	2	2	3	2

Total Other Loss	(285)	(39)	(480)	(275)

Other Expense:
Compensation and benefits	16	15	33	30
Other operating expense	13	13	25	24
Federal Housing Finance Agency/Federal Housing Finance Board	3	2	6	5
Office of Finance	1	1	3	3
Other	2	—	4	—

Total Other Expense	35	31	71	62

Income Before Assessments	41	413	167	580

REFCORP	9	76	31	106
Affordable Housing Program	3	34	14	48

Total Assessments	12	110	45	154

Net Income	$29	$303	$122	$426

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Capital Accounts

(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total

Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(a)				570	570	(570)	—
Issuance of capital stock	1	55					55
Capital stock reclassified from mandatorily redeemable capital stock, net	6	582					582
Comprehensive income/(loss):
Net income				426	426		426
Other comprehensive income/(loss):
Other-than-temporary impairment loss related to all other factors						(2,390)	(2,390)
Reclassified to income for previously impaired securities						127	127
Accretion of impairment loss						123	123

Total comprehensive income/(loss)							(1,714)

Transfers to restricted retained earnings			996	(996)	—		—

Balance, June 30, 2009	103	$10,253	$1,172	$—	$1,172	$(2,717)	$8,708

Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	42					42
Repurchase/redemption of capital stock	(3)	(307)					(307)
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(30)					(30)
Comprehensive income/(loss):
Net income				122	122		122
Other comprehensive income/(loss):
Net change in available-for-sale valuation						4	4
Other-than-temporary impairment loss related to all other factors						(379)	(379)
Reclassified to income for previously impaired securities						199	199
Accretion of impairment loss						428	428

Total comprehensive income/(loss)							374

Transfers to restricted retained earnings			111	(111)	—		—
Dividends on capital stock (0.27%)
Cash dividends paid		—	—	(11)	(11)		(11)

Balance, June 30, 2010	83	$8,280	$1,350	$—	$1,350	$(3,332)	$6,298

(a)	Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 to the Financial Statements in the Bank’s 2009 Form 10-K.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$122	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5)	(238)
Provision for credit losses on mortgage loans	2	1
Change in net fair value adjustment on trading securities	1	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	121	361
Change in net fair value adjustment on derivatives and hedging activities	68	(518)
Net other-than-temporary impairment loss on held-to-maturity securities	202	176
Net change in:
Accrued interest receivable	141	416
Other assets	(5)	11
Accrued interest payable	(142)	(456)
Other liabilities	224	116

Total adjustments	607	(132)

Net cash provided by operating activities	729	294

Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(6,306)	(7,227)
Loans to other Federal Home Loan Banks	(15)	—
Premises and equipment	(4)	(3)
Trading securities:
Proceeds from maturities	3	3
Purchases	(1,132)	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	(940)	2,799
Proceeds from maturities of long-term	5,109	3,827
Purchases of long-term	(412)	—
Advances:
Principal collected	116,246	596,074
Made to members	(78,626)	(535,969)
Mortgage loans held for portfolio:
Principal collected	249	345

Net cash provided by investing activities	34,172	59,849

Federal Home Loan Bank of San Francisco

Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2010	2009
Cash Flows from Financing Activities:
Net change in:
Deposits	(107)	(830)
Net payments on derivative contracts with financing elements	33	32
Net proceeds from consolidated obligations:
Bonds issued	49,510	34,210
Discount notes issued	61,780	89,224
Payments for consolidated obligations:
Bonds matured or retired	(82,107)	(69,861)
Discount notes matured or retired	(64,200)	(131,794)
Proceeds from issuance of capital stock	42	55
Payments for repurchase/redemption of mandatorily redeemable capital stock	(183)	—
Payments for repurchase of capital stock	(307)	—
Cash dividends paid	(11)	—

Net cash used in financing activities	(35,550)	(78,964)

Net decrease in cash and cash equivalents	(649)	(18,821)
Cash and cash equivalents at beginning of the period	8,280	19,632

Cash and cash equivalents at end of the period	$7,631	$811
Supplemental Disclosures:
Interest paid during the period	$655	$2,816
Affordable Housing Program payments during the period	26	25
REFCORP payments during the period	47	—
Transfers of mortgage loans to real estate owned	3	1

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

Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank’s 2009 Form 10-K. Other changes to these policies as of June 30, 2010, are discussed in Note 2 to the Financial Statements.

Note 2 – Recently Issued and Adopted Accounting Guidance

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of the credit risk inherent in the financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes in the allowance of credit losses and reasons for those changes. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but will not affect the Bank’s financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Scope Exception Related to Embedded Credit Derivative. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine whether bifurcation and separate accounting as a derivative are required. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment would be recognized prior to applying the fair value option election. This amended guidance became effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). The Bank adopted this amended guidance as of July 1, 2010, and the adoption has not had a material effect on the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010, with the exception of the required changes noted above related to the reconciliation of Level 3 fair values. Its adoption resulted in increased financial statement disclosures but did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities (VIEs). This guidance was to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based on the occurrence of triggering events. In addition, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. The Bank evaluated its investments in VIEs, which are limited to the Bank’s private-label residential mortgage-backed securities (PLRMBS), and determined that as of January 1, 2010, and June 30, 2010, consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

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

Note 3 – Trading Securities

Trading securities as of June 30, 2010, and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
	Estimated Fair Value	Weighted Average Interest Rate	Estimated Fair Value	Weighted Average Interest Rate
Government-sponsored enterprises (GSEs):
Federal Farm Credit Bank (FFCB) bonds	$1,132	0.36%	$—	—%
Mortgage-backed securities (MBS):
Other U.S. obligations:
Ginnie Mae	21	3.61	23	4.11
GSEs:
Fannie Mae	6	4.77	8	4.77

Total	$1,159	0.44%	$31	4.28%

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the FFCB bonds is from one year through five years as of June 30, 2010. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Interest Rate Payment Terms. Interest rate payment terms for trading securities at June 30, 2010, and December 31, 2009, are detailed in the following table:

	June 30, 2010	December 31, 2009
Estimated fair value of trading securities other than MBS:
Adjustable rate	$1,132	$—
Subtotal	1,132	—
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	21	23
Collateralized mortgage obligations:
Fixed rate	6	8
Subtotal	27	31
Total	$1,159	$31

The net unrealized loss on trading securities was $1 and $1 for the three and six months ended June 30, 2010, respectively. The net unrealized gain on trading securities was immaterial for the three months ended June 30, 2009, and $1 for the six months ended June 30, 2009, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Note 4 – Available-for-Sale Securities

Available-for-sale securities as of June 30, 2010, and December 31, 2009, were as follows:

June 30, 2010

	Amortized Cost(1)	Other-Than- Temporary Impairment (OTTI) Recognized in Accumulated Other Comprehensive Income/(Loss) (AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP(2)	$1,929	$—	$3	$—	$1,932	0.62%

December 31, 2009
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP(2)	$1,932	$—	$—	$(1)	$1,931	0.41%

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts.
(2)	Temporary Liquidity Guarantee Program (TLGP) securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

The following table summarizes the available-for-sale securities with unrealized losses as of December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2009

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP	$1,281	$1	$—	$—	$1,281	$1

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the Bank’s TLGP securities is from one year through five years as of June 30, 2010, and December 31, 2009.

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $6 at June 30, 2010, and net premiums of $8 at December 31, 2009.

Interest Rate Payment Terms. Available-for-sale securities at June 30, 2010, and December 31, 2009, had adjustable rate interest payment terms.

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

As of June 30, 2010, the Bank’s available-for-sale portfolio had gross unrealized gains. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Note 5 – Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

June 30, 2010

	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,594	$—	$6,594	$1	$—	$6,595
Commercial paper	2,357	—	2,357	—	—	2,357
Housing finance agency bonds	758	—	758	—	(143)	615
TLGP	303	—	303	—	—	303
Subtotal	10,012	—	10,012	1	(143)	9,870
MBS:
Other U.S. obligations:
Ginnie Mae	14	—	14	—	—	14
GSEs:
Freddie Mac	2,268	—	2,268	117	—	2,385
Fannie Mae	6,614	—	6,614	291	(11)	6,894
Subtotal GSEs	8,882	—	8,882	408	(11)	9,279
PLRMBS:
Prime	5,167	(389)	4,778	139	(315)	4,602
Alt-A, option ARM	1,894	(799)	1,095	39	(11)	1,123
Alt-A, other	10,921	(2,139)	8,782	585	(752)	8,615
Subtotal PLRMBS	17,982	(3,327)	14,655	763	(1,078)	14,340
Total MBS	26,878	(3,327)	23,551	1,171	(1,089)	23,633
Total	$36,890	$(3,327)	$33,563	$1,172	$(1,232)	$33,503

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2009

	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,510	$—	$6,510	$—	$—	$6,510
Commercial paper	1,100	—	1,100	—	—	1,100
Housing finance agency bonds	769	—	769	—	(138)	631
TLGP	304	—	304	—	(1)	303
Subtotal	8,683	—	8,683	—	(139)	8,544
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	16	—	—	16
GSEs:
Freddie Mac	3,423	—	3,423	150	(1)	3,572
Fannie Mae	8,467	—	8,467	256	(13)	8,710
Subtotal GSEs	11,890	—	11,890	406	(14)	12,282
PLRMBS:
Prime	5,999	(407)	5,592	72	(554)	5,110
Alt-A, option ARM	2,086	(908)	1,178	37	(104)	1,111
Alt-A, other	11,781	(2,260)	9,521	385	(1,287)	8,619
Subtotal PLRMBS	19,866	(3,575)	16,291	494	(1,945)	14,840
Total MBS	31,772	(3,575)	28,197	900	(1,959)	27,138
Total	$40,455	$(3,575)	$36,880	$900	$(2,098)	$35,682

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.
(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

As of June 30, 2010, all of the interest-bearing deposits, commercial paper, and housing finance agency bonds had a credit rating of at least A. The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, as of June 30, 2010, 36% of the PLRMBS, based on amortized cost, were rated above investment grade (13% had a credit rating of AAA), and the remaining 64% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody’s Investors Service (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s), or comparable Fitch ratings.

At June 30, 2010, PLRMBS labeled Alt-A by the issuer represented 48% of the amortized cost of the Bank’s MBS portfolio. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2010, and December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2010

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,722	$—	$—	$—	$4,722	$—
Commercial paper	1,258	—	—	—	1,258	—
Housing finance agency bonds	—	—	615	143	615	143
Subtotal	5,980	—	615	143	6,595	143
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	5	—	5	—
GSEs:
Freddie Mac	2	—	33	—	35	—
Fannie Mae	220	5	108	6	328	11
Subtotal GSEs	222	5	141	6	363	11
PLRMBS(1) :
Prime	14	—	4,313	704	4,327	704
Alt-A, option ARM	—	—	1,115	810	1,115	810
Alt-A, other	—	—	8,615	2,891	8,615	2,891
Subtotal PLRMBS	14	—	14,043	4,405	14,057	4,405
Total MBS	236	5	14,189	4,411	14,425	4,416
Total	$6,216	$5	$14,804	$4,554	$21,020	$4,559

December 31, 2009

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$6,510	—	$—	$—	$6,510	$—
Housing finance agency bonds	30	7	600	131	630	138
TLGP	303	1	—	—	303	1
Subtotal	6,843	8	600	131	7,443	139
MBS:
Other U.S. obligations:
Ginnie Mae	$—	$—	$13	$—	$13	$—
GSEs:
Freddie Mac	—	—	40	1	40	1
Fannie Mae	1,037	10	172	3	1,209	13
Subtotal GSEs	1,037	10	212	4	1,249	14
PLRMBS(1):
Prime	—	—	5,110	961	5,110	961
Alt-A, option ARM	—	—	1,111	1,012	1,111	1,012
Alt-A, other	—	—	8,619	3,547	8,619	3,547
Subtotal PLRMBS	—	—	14,840	5,520	14,840	5,520
Total MBS	1,037	10	15,065	5,524	16,102	5,534
Total	$7,880	$18	$15,665	$5,655	$23,545	$5,673

(1)

Includes securities with gross unrecognized holding losses of $1,078 and $1,945 at June 30, 2010, and December 31, 2009, respectively, and securities with OTTI charges of $3,327 and $3,575 that have been recognized in AOCI at June 30, 2010, and December 31, 2009, respectively.

As indicated in the tables above, as of June 30, 2010, the Bank’s investments classified as held-to-maturity had gross unrealized losses totaling $4,559, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2010, and December 31, 2009, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

June 30, 2010

Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,254	$9,254	$9,255	0.33%
Due after 1 year through 5 years	9	9	8	0.49
Due after 5 years through 10 years	27	27	23	0.46
Due after 10 years	722	722	584	0.56

Subtotal	10,012	10,012	9,870	0.34

MBS:
Other U.S. obligations:
Ginnie Mae	14	14	14	1.25
GSEs:
Freddie Mac	2,268	2,268	2,385	4.75
Fannie Mae	6,614	6,614	6,894	4.13

Subtotal GSEs	8,882	8,882	9,279	4.29

PLRMBS:
Prime	5,167	4,778	4,602	3.71
Alt-A, option ARM	1,894	1,095	1,123	0.61
Alt-A, other	10,921	8,782	8,615	4.03

Subtotal PLRMBS	17,982	14,655	14,340	3.55

Total MBS	26,878	23,551	23,633	3.78

Total	$36,890	$33,563	$33,503	2.87%

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

December 31, 2009

Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in 1 year or less	$7,610	$7,610	$7,610	0.15%
Due after 1 year through 5 years	316	316	314	1.75
Due after 5 years through 10 years	27	27	23	0.40
Due after 10 years	730	730	597	0.53

Subtotal	8,683	8,683	8,544	0.24

MBS:
Other U.S. obligations:
Ginnie Mae	16	16	16	1.26
GSEs:
Freddie Mac	3,423	3,423	3,572	4.83
Fannie Mae	8,467	8,467	8,710	4.15

Subtotal GSEs	11,890	11,890	12,282	4.35

PLRMBS:
Prime	5,999	5,592	5,110	3.91
Alt-A, option ARM	2,086	1,178	1,111	0.49
Alt-A, other	11,781	9,521	8,619	4.25

Subtotal PLRMBS	19,866	16,291	14,840	3.73

Total MBS	31,772	28,197	27,138	3.95

Total	$40,455	$36,880	$35,682	3.17%

(1)	Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.

At June 30, 2010, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $9, OTTI related to credit loss of $861 (including interest accretion adjustments of $31), and OTTI related to all other factors of $3,327. At December 31, 2009, the carrying value of the Bank’s MBS classified as held-to-maturity included net discounts of $16, OTTI related to credit loss of $652 (including interest accretion adjustments of $24), and OTTI related to all other factors of $3,575.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2010, and December 31, 2009, are detailed in the following table:

	June 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$9,254	$7,914
Adjustable rate	758	769
Subtotal	10,012	8,683
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,317	3,326
Adjustable rate	109	87
Collateralized mortgage obligations:
Fixed rate	13,244	16,619
Adjustable rate	11,208	11,740
Subtotal	26,878	31,772
Total	$36,890	$40,455

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2010	December 31, 2009
Passthrough securities:
Converts in 1 year or less	$109	$158
Converts after 1 year through 5 years	1,478	2,061
Converts after 5 years through 10 years	702	1,076
Total	$2,289	$3,295

Collateralized mortgage obligations:
Converts in 1 year or less	$508	$1,216
Converts after 1 year through 5 years	4,546	6,167
Converts after 5 years through 10 years	1,252	1,652
Total	$6,306	$9,035

The Bank does not own MBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

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

The Bank determined that, as of June 30, 2010, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2010, and all of the securities had maturity dates within 45 days of June 30, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of June 30, 2010, the Bank’s investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $143. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of June 30, 2010, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at June 30, 2010 (based on the lower of Moody’s or Standard & Poor’s ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of June 30, 2010, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2010, assumed CBSA-level current-to-trough housing price declines ranging from 0% to 12% over the 3- to 9-month periods beginning April 1, 2010 (average price decline for all areas during their current-to-trough period equaled 4.5%). For each area, after the current-to-trough period, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

For securities determined to be other-than-temporarily impaired as of June 30, 2010 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2010.

Credit enhancement is defined as the subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The calculated averages represent the dollar-weighted averages of all the PLRMBS investments in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2010

	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	8.8	5.9 – 9.6	62.0	61.6 – 63.4	41.5	41.3 – 42.1	30.8	30.8
2006	6.7	6.1 – 7.5	19.9	18.7 – 23.5	35.8	33.9 – 41.0	7.6	7.1 – 9.3
2005	7.3	7.3	25.3	25.3	37.3	37.3	17.6	17.6
2004 and earlier	10.8	10.8	3.7	3.7	28.4	28.4	11.3	11.3
Total Prime	8.2	5.9 – 10.8	44.9	3.7 – 63.4	38.9	28.4 – 42.1	22.2	7.1 – 30.8

Alt-A
2007	8.8	4.4 – 13.7	63.5	22.9 – 89.3	48.7	40.5 – 60.4	28.2	9.1 – 46.4
2006	10.2	5.3 – 13.7	52.0	28.5 – 88.4	49.0	39.4 – 62.0	24.8	10.0 – 40.5
2005	11.3	6.5 – 15.7	38.8	15.5 – 77.7	45.7	31.8 – 59.5	15.7	5.4 – 32.0
2004 and earlier	12.3	11.8 – 12.6	42.9	34.6 – 50.8	48.0	41.7 – 55.0	20.6	14.3 – 29.6
Total Alt-A	9.9	4.4 – 15.7	52.7	15.5 – 89.3	47.8	31.8 – 62.0	23.3	5.4 – 46.4

Total	9.8	4.4 – 15.7	52.3	3.7 – 89.3	47.3	28.4 – 62.0	23.2	5.4 – 46.4

The Bank recorded OTTI related to credit loss of $142 and $88 that was recognized in “Other Loss” for the second quarter of 2010 and 2009, respectively, and recognized OTTI related to all other factors of $48 and $1,195 in “Other comprehensive income/(loss)” for the second quarter of 2010 and 2009, respectively. The Bank recorded OTTI related to credit loss of $202 and $176 that was recognized in “Other Loss” for the first six months of 2010 and 2009, respectively, and recognized OTTI related to all other factors of $180 and $2,263 in “Other comprehensive income/(loss)” for the first six months of 2010 and 2009, respectively. For each security, the estimated impairment related to all other factors for each security is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $213 and $93 from AOCI to increase the carrying value of the respective PLRMBS for the second quarter of 2010 and 2009, respectively. The Bank accreted $428 and $123 from AOCI to increase the carrying value of the respective PLRMBS for the first six months of 2010 and 2009, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At June 30, 2010, the estimated weighted average life of these securities was approximately four years.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $140 and $77 for the second quarter of 2010 and 2009, respectively. This amount was $199 and $127 for the first six months of 2010 and 2009, respectively.

The following tables present the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss),” for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Balance, beginning of the period	$688	$3,492	$4,180	$108	$1,608	$1,716
Charges on securities for which OTTI was not previously recognized	2	175	177	48	1,196	1,244
Additional charges on securities for which OTTI was previously recognized(1)	140	(127)	13	40	(1)	39
Accretion of impairment related to all other factors	—	(213)	(213)	—	(93)	(93)

Balance, end of the period	$830	$3,327	$4,157	$196	$2,710	$2,906

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Balance, beginning of the period(2)	$628	$3,575	$4,203	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	5	289	294	86	2,211	2,297
Additional charges on securities for which OTTI was previously recognized(1)	197	(109)	88	90	52	142
Accretion of impairment related to all other factors	—	(428)	(428)	—	(123)	(123)

Balance, end of the period	$830	$3,327	$4,157	$196	$2,710	$2,906

(1)	For the three months ended June 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2010. For the three months ended June 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to April 1, 2009. For the six months ended June 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010. For the six months ended June 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2009.
(2)	The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended June 30, 2010, and 2009, by loan collateral type:

June 30, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,265	$1,180	$825	$950
Alt-A, option ARM	2,004	1,734	998	1,031
Alt-A, other	6,139	5,729	3,982	4,416

Total	$9,408	$8,643	$5,805	$6,397

June 30, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,203	$1,190	$824	$824
Alt-A, option ARM	4,318	4,203	2,554	2,596
Alt-A, other	1,165	1,114	515	531

Total	$6,686	$6,507	$3,893	$3,951

The following tables present the Bank’s other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at June 30, 2010, and December 31, 2009, by loan collateral type:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

June 30, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,438	$1,345	$956	$1,092
Alt-A, option ARM	2,146	1,865	1,066	1,105
Alt-A, other	7,745	7,265	5,126	5,711

Total	$11,329	$10,475	$7,148	$7,908

December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,392	$1,333	$927	$998
Alt-A, option ARM	2,084	1,873	964	1,001
Alt-A, other	7,410	7,031	4,771	5,150

Total	$10,886	$10,237	$6,662	$7,149

The following tables present the Bank’s OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$28	$(24)	$4	$15	$312	$327
Alt-A, option ARM	56	28	84	25	139	164
Alt-A, other	58	44	102	48	744	792

Total	$142	$48	$190	$88	$1,195	$1,283

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$34	$29	$63	$15	$312	$327
Alt-A, option ARM	71	14	85	50	556	606
Alt-A, other	97	137	234	111	1,395	1,506

Total	$202	$180	$382	$176	$2,263	$2,439

The following tables present the other-than-temporarily impaired PLRMBS for the three and six months ended June 30, 2010 and 2009, by loan collateral type and the length of time that the individual securities were in a continuous loss position prior to the current period write-down:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three Months Ended June 30, 2010

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$28	$28	$—	$(24)	$(24)
Alt-A, option ARM	1	55	56	(1)	29	28
Alt-A, other	—	58	58	—	44	44

Total	$1	$141	$142	$(1)	$49	$48

	Three Months Ended June 30, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$9	$6	$15	$—	$312	$312
Alt-A, option ARM	—	25	25	—	139	139
Alt-A, other	—	48	48	—	744	744

Total	$9	$79	$88	$—	$1,195	$1,195

	Six Months Ended June 30, 2010

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$34	$34	$—	$29	$29
Alt-A, option ARM	1	70	71	(1)	15	14
Alt-A, other	—	97	97	—	137	137

Total	$1	$201	$202	$(1)	$181	$180

	Six Months Ended June 30, 2009

	Gross Unrealized Losses Related to Credit			Gross Unrealized Losses Related to All Other Factors

	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$9	$6	$15	$—	$312	$312
Alt-A, option ARM	—	50	50	—	556	556
Alt-A, other	—	111	111	—	1,395	1,395

Total	$9	$167	$176	$—	$2,263	$2,263

For the Bank’s PLRMBS that were not other-than-temporarily impaired as of June 30, 2010, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2010, the gross unrealized losses on these remaining PLRMBS are temporary. Seventy-three percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (31% were rated AAA), and the remaining 27% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Note 6 – Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.04% to 8.57% at June 30, 2010, and 0.01% to 8.57% at December 31, 2009, as summarized below.

	June 30, 2010		December 31, 2009

Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$46,427	1.60%	$76,854	1.54%
After 1 year through 2 years	24,176	1.41	30,686	1.69
After 2 years through 3 years	10,003	1.85	7,313	2.85
After 3 years through 4 years	5,572	2.42	9,211	1.77
After 4 years through 5 years	1,774	3.31	1,183	4.12
After 5 years	6,737	2.12	7,066	2.12

Total par amount	94,689	1.70%	132,313	1.72%

Valuation adjustments for hedging activities	476		524
Valuation adjustments under fair value option	523		616
Net unamortized premiums	59		106

Total	$95,747		$133,559

The following table summarizes advances at June 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009

Within 1 year	$46,492	$76,864
After 1 year through 2 years	24,180	30,686
After 2 years through 3 years	10,000	7,318
After 3 years through 4 years	5,572	9,201
After 4 years through 5 years	1,766	1,183
After 5 years	6,679	7,061

Total par amount	$94,689	$132,313

The following table summarizes advances at June 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next put date for putable advances.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Put Date	June 30, 2010	December 31, 2009

Within 1 year	$49,054	$79,552
After 1 year through 2 years	23,651	30,693
After 2 years through 3 years	9,452	6,385
After 3 years through 4 years	5,394	8,933
After 4 years through 5 years	1,551	942
After 5 years	5,587	5,808

Total par amount	$94,689	$132,313

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defines community financial institutions as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Federal Housing Finance Agency (Finance Agency) adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1,029. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms. For more information on security terms, see Note 7 to the Financial Statements in the Bank’s 2009 Form 10-K.

Credit and Concentration Risk. The Bank’s potential credit risk from advances is concentrated in four institutions whose advances outstanding represented 63% of the Bank’s total par amount of advances outstanding at June 30, 2010. The following tables present the concentration in advances to these four institutions as of June 30, 2010, and December 31, 2009. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the second quarter of 2010 and 2009 and for the first six months of 2010 and 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Advances

	June 30, 2010		December 31, 2009
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$30,003	32%	$46,544	35%
Bank of America California, N.A.	13,904	15	9,304	7
JPMorgan Chase Bank, National Association	8,609	9	20,622	16
Wells Fargo Bank, N.A.(2)	6,387	7	14,695	11
Subtotal	58,903	63	91,165	69
Others(3)	35,786	37	41,148	31
Total par amount	$94,689	100%	$132,313	100%

Concentration of Interest Income from Advances
	Three Months Ended
	June 30, 2010		June 30, 2009
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$25	6%	$124	12%
Bank of America California, N.A.	34	8	31	3
JPMorgan Chase Bank, National Association	89	20	344	34
Wells Fargo Bank, N.A.(2)	25	6	61	6
Subtotal	173	40	560	55
Others(5)	268	60	447	45
Total	$441	100%	$1,007	100%

	Six Months Ended
	June 30, 2010		June 30, 2009
Name of Borrower	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$47	5%	$357	16%
Bank of America California, N.A.	63	6	95	4
JPMorgan Chase Bank, National Association	226	24	741	32
Wells Fargo Bank, N.A.(2)	56	6	163	7
Subtotal	392	41	1,356	59
Others(5)	555	59	932	41
Total	$947	100%	$2,288	100%

(1)	Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and the fair value option.
(2)	On December 31, 2008, Wells Fargo & Company, a nonmember, acquired Wachovia Corporation, the parent company of Wachovia Mortgage, FSB. Wachovia Mortgage, FSB, operated as a separate entity and continued to be a member of the Bank until its merger into Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, on November 1, 2009. Effective November 1, 2009, Wells Fargo Financial National Bank, an affiliate of Wells Fargo & Company, became a member of the Bank, and the Bank allowed the transfer of excess capital stock totaling $5 from Wachovia Mortgage, FSB, to Wells Fargo Financial National Bank to enable Wells Fargo Financial National Bank to satisfy its initial membership stock requirement. As a result of the merger, Wells Fargo Bank, N.A., assumed all outstanding Bank advances and the remaining Bank capital stock of Wachovia Mortgage, FSB. The Bank reclassified the capital stock transferred to Wells Fargo Bank, N.A., to mandatorily redeemable capital stock (a liability).
(3)	Includes advances outstanding totaling $5,000 to JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, at June 30, 2010, and December 31, 2009.
(4)	Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.
(5)	Includes interest income from advances totaling $4 and $3 from JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, for the three months ended June 30, 2010 and 2009, respectively. Includes interest income from advances totaling $6 and $3 from JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, for the six months ended June 30, 2010 and 2009, respectively.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank held a security interest in collateral from each of its four largest advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of June 30, 2010, and December 31, 2009, three of the four largest advances borrowers (Citibank, N.A.; JPMorgan Chase Bank, National Association; and Wells Fargo Bank, N.A.) each owned more than 10% of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock.

During the first six months of 2010, eleven member institutions were placed into receivership or liquidation. Ten of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to these ten institutions were either repaid prior to June 30, 2010, or assumed by other institutions, and no losses were incurred by the Bank. The eleventh institution had no advances outstanding at the time it was placed into receivership or liquidation. Bank capital stock held by six of the eleven institutions totaling $30 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other five institutions was transferred to other member institutions.

The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, the Bank’s credit analyses of members’ financial condition, and the Bank’s credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by management. The Bank has never experienced any credit losses on advances.

From July 1, 2010, to July 30, 2010, two member institutions were placed into receivership. The outstanding advances and capital stock of one institution were assumed by another member institution. The advances outstanding to the second institution were assumed by a nonmember institution, and the Bank capital stock held by the institution totaling $3 was classified as mandatorily redeemable capital stock (a liability). Because the estimated fair value of the collateral exceeds the carrying amount of the advances outstanding, and the Bank expects to collect all amounts due according to the contractual terms of the advances, no allowance for loan losses on the advances outstanding was deemed necessary by management.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2010, and December 31, 2009, are detailed below:

	June 30, 2010	December 31, 2009
Par amount of advances:
Fixed rate	$52,152	$68,411
Adjustable rate	42,537	63,902
Total par amount	$94,689	$132,313

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Prepayment fees received	$59	$32	$78	$52
Fair value adjustments	(11)	(14)	(19)	(32)
Other basis adjustments	(20)	—	(20)	—
Net	$28	$18	$39	$20
Advance principal prepaid	$8,146	$11,376	$14,551	$14,067

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

The following table presents information as of June 30, 2010, and December 31, 2009, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2010	December 31, 2009
Fixed rate medium-term mortgage loans	$823	$927
Fixed rate long-term mortgage loans	1,984	2,130
Subtotal	2,807	3,057
Net unamortized discounts	(15)	(18)
Mortgage loans held for portfolio	2,792	3,039
Less: Allowance for credit losses	(4)	(2)
Total mortgage loans held for portfolio, net	$2,788	$3,037

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. For the three and six months ended June 30, 2010, the credit enhancement fees were immaterial. For the three and six months ended June 30, 2009, the credit enhancement fees totaled $1 and $2, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank’s total outstanding mortgage loans at June 30, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Concentration of Mortgage Loans

June 30, 2010

Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,211	79%	17,575	73%
OneWest Bank, FSB	366	13	4,610	19
Subtotal	2,577	92	22,185	92
Others	230	8	1,947	8
Total	$2,807	100%	24,132	100%
December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,391	78%	18,613	73%
OneWest Bank, FSB	409	13	4,893	19
Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8
Total	$3,057	100%	25,615	100%

Credit Risk. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

The following table presents information on delinquent mortgage loans as of June 30, 2010, and December 31, 2009.

	June 30, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
30 – 59 days delinquent	205	$22	243	$29
60 – 89 days delinquent	60	8	81	10
90 days or more delinquent	115	15	97	13
In process of foreclosure(1)	104	13	80	9
Total	484	$58	501	$61
Nonaccrual loans(2)	219	$28	177	$22
Loans past due 90 days or more and still accruing interest	—	—	—	—
Real estate owned inventory	43	$4	26	$3
Serious delinquency rate(3)		0.98%		0.70%

(1)	Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu.
(2)	Nonaccrual loans at June 30, 2010, included 22 loans, totaling $3, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2, for which the borrower was in bankruptcy.
(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The Bank’s average recorded investment in impaired loans totaled $28 for the second quarter of 2010 and $15 for the second quarter of 2009. The Bank’s average recorded investment in impaired loans totaled $26 and $12 for the six months ended June 30, 2010 and 2009, respectively. The Bank did not recognize any interest income for impaired loans in the second quarter of 2010 and 2009 and in the first six months of 2010 and 2009.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of the period	$2.0	$1.1	$2.0	$1.0
Chargeoffs – transferred to real estate owned	(0.3)	—	(0.7)	—
Recoveries	—	—	—	—
Provision for credit losses	1.9	0.9	2.3	1.0
Balance, end of the period	$3.6	$2.0	$3.6	$2.0
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	—%	(0.02)%	—%

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank’s 2009 Form 10-K.

Note 8 – Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2009 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Federal Housing Finance Board (Finance Board), and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds at June 30, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	June 30, 2010		December 31, 2009

Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Within 1 year	$59,565	1.59%	$75,865	1.29%
After 1 year through 2 years	34,609	2.08	42,745	2.40
After 2 years through 3 years	14,360	2.36	11,589	2.12
After 3 years through 4 years	7,467	4.05	12,855	3.86
After 4 years through 5 years	2,415	3.02	5,308	3.11
After 5 years	8,913	4.43	11,561	4.38
Index amortizing notes	6	4.61	6	4.61

Total par amount	127,335	2.18%	159,929	2.14%

Unamortized premiums/(discounts)	217		251
Valuation adjustments for hedging activities	1,953		1,926
Fair value option valuation adjustments	19		(53)

Total	$129,524		$162,053

The Bank’s participation in consolidated obligation bonds outstanding includes callable bonds of $19,172 at June 30, 2010, and $32,185 at December 31, 2009. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $14,939 at June 30, 2010, and $25,530 at December 31, 2009. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank’s net payment to an adjustable rate.

The Bank’s participation in consolidated obligation bonds was as follows:

	June 30, 2010	December 31, 2009

Par amount of consolidated obligation bonds:
Non-callable	$108,163	$127,744
Callable	19,172	32,185

Total par amount	$127,335	$159,929

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding at June 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009

Within 1 year	$74,592	$103,215
After 1 year through 2 years	32,249	36,750
After 2 years through 3 years	10,210	5,494
After 3 years through 4 years	5,787	9,480
After 4 years through 5 years	210	593
After 5 years	4,281	4,391
Index amortizing notes	6	6

Total par amount	$127,335	$159,929

Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds; discount notes have original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	June 30, 2010		December 31, 2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$15,800	0.22%	$18,257	0.35%
Unamortized discounts	(12)		(11)
Total	$15,788		$18,246

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2010, and December 31, 2009, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank’s 2009 Form 10-K.

	June 30, 2010	December 31, 2009

Par amount of consolidated obligations:
Bonds:
Fixed rate	$89,345	$98,619
Adjustable rate	30,900	49,244
Step-up	5,522	10,433
Step-down	200	350
Fixed rate that converts to adjustable rate	1,042	915
Adjustable rate that converts to fixed rate	285	250
Range bonds	35	112
Index amortizing notes	6	6

Total bonds, par	127,335	159,929
Discount notes, par	15,800	18,257

Total consolidated obligations, par	$143,135	$178,186

Note 9 – Capital

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Regulatory Capital Requirements

	June 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$5,468	$14,320	$6,207	$14,657
Total regulatory capital	$6,328	$14,320	$7,714	$14,657
Total regulatory capital ratio	4.00%	9.05%	4.00%	7.60%
Leverage capital	$7,910	$21,479	$9,643	$21,984
Leverage ratio	5.00%	13.58%	5.00%	11.40%

The Bank’s total regulatory capital ratio increased to 9.05% at June 30, 2010, from 7.60% at December 31, 2009, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock in 2009 and the first quarter of 2010.

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $4,690 at June 30, 2010, and $4,843 at December 31, 2009. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	45	$4,858	33	$3,145
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	—	(1)	—
Termination of membership(1)	2	12	2	20
Repurchase of excess mandatorily redeemable capital stock	—	(180)	—	—
Balance at the end of the period	47	$4,690	34	$3,165

	Six Months Ended
	June 30, 2010		June 30, 2009
	Number of Institutions	Amount	Number of Institutions	Amount
Balance at the beginning of the period	42	$4,843	30	$3,747
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	1	—	—	—
Termination of membership(1)	4	30	4	36
Acquired by/transferred to members(2)(3)	—	—	—	(618)
Redemption of mandatorily redeemable capital stock	—	(3)	—	—
Repurchase of excess mandatorily redeemable capital stock	—	(180)	—	—
Balance at the end of the period	47	$4,690	34	$3,165

(1)	For the three and six months ended June 30, 2010, the capital stock of three and six institutions, respectively, was reclassified to mandatorily redeemable capital stock as a result of termination of membership. Because the capital stock of one institution in the three-month period and two institutions in the six-month period was acquired by nonmembers that were already included in the table, those institutions are not included in the number of institutions listed, while the capital stock transferred to mandatorily redeemable capital stock is reflected in the table.

(2)	During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank’s outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the Bank allowed the transfer of excess stock totaling $300 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

(3)	On March 19, 2009, OneWest Bank, FSB, became a member of the Bank, assumed the outstanding advances of IndyMac Federal Bank, FSB, a nonmember, and acquired the associated Bank capital stock totaling $318. Bank capital stock acquired by OneWest Bank, FSB, is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with IndyMac Federal Bank, FSB, remains classified as mandatorily redeemable capital stock (a liability).

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Cash dividends on mandatorily redeemable capital stock in the amount of $3 and $6 were recorded as interest expense for the three and six months ended June 30, 2010. There were no dividends on mandatorily redeemable capital stock recorded as interest expense for the three and six months ended June 30, 2009.

The Bank’s mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2010, and December 31, 2009.

Contractual Redemption Period	June 30, 2010	December 31, 2009
Within 1 year	$29	$3
After 1 year through 2 years	41	63
After 2 years through 3 years	81	91
After 3 years through 4 years	2,878	2,955
After 4 years through 5 years	1,661	1,731
Total	$4,690	$4,843

Retained Earnings and Dividend Policy. The Bank’s Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $79 at June 30, 2010, and $181 at December 31, 2009. In accordance with this provision, the amount decreased by $102 in the first six months of 2010 as a result of net unrealized losses resulting from valuation adjustments during this period.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,271 at June 30, 2010, and $1,058 at December 31, 2009.

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

On July 29, 2010, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized dividend rate of 0.44%. The Bank recorded the second quarter dividend on July 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $14, on or about August 12, 2010. On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized rate of 0.26%. The Bank recorded the first quarter dividend during the second quarter of 2010. The total amount of the dividend was $9 and was recorded and paid during the second quarter of 2010. On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total amount of the dividend was $28 and was recorded and paid during the third quarter of 2009.

The Bank expects to pay the second quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess stock (defined as any stock holdings in excess of a member’s minimum capital stock requirement, as established by the Bank’s capital plan) exceeds 1% of its total assets. As of June 30, 2010, the Bank’s excess capital stock totaled $7,654, or 4.84% of total assets.

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

In the second quarter of 2010, the Bank repurchased excess capital stock totaling $487. The amount of excess capital stock repurchased from any shareholder was based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

On July 29, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on August 13, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $7,654 as of June 30, 2010, which included surplus capital stock of $7,138.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2010, and December 31, 2009.

Concentration of Capital Stock

Including Mandatorily Redeemable Capital Stock

	June 30, 2010		December 31, 2009
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,732	29%	$3,877	29%
JPMorgan Chase Bank, National Association(1)	2,595	20	2,695	20
Wells Fargo Bank, N.A.(1)	1,509	12	1,567	12
Subtotal	7,836	61	8,139	61
Others(2)	5,134	39	5,279	39
Total	$12,970	100%	$13,418	100%

(1)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.
(2)	Includes capital stock totaling $289 and $300 held by JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, at June 30, 2010, and December 31, 2009, respectively.

Note 10 – Segment Information

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the Bank’s adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2010 and 2009.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Deferred Losses(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
June 30, 2010	$145	$154	$299	$(22)	$(43)	$3	$361	$(285)	$35	$41
June 30, 2009	189	118	307	(36)	(140)	—	483	(39)	31	413
Six months ended:
June 30, 2010	$283	$292	$575	$(42)	$(107)	$6	$718	$(480)	$71	$167
June 30, 2009	393	254	647	(45)	(225)	—	917	(275)	62	580

(1)	Does not include credit-related OTTI charges of $142 and $88 for the three months ended June 30, 2010 and 2009, respectively. Does not include credit-related OTTI charges of $202 and $176 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank’s Retained Earnings and Dividend Policy.

(3)	The Bank includes interest income and interest expense associated with economic hedges in adjusted net interest income in its analysis of financial performance for its two operating segments. For financial reporting purposes, the Bank does not include these amounts in net interest income in the Statements of Income, but instead records them in other income in “Net (loss)/gain on derivatives and hedging activities.”

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at June 30, 2010, and December 31, 2009.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2010	$131,666	$26,532	$158,198
December 31, 2009	161,406	31,456	192,862

Note 11 – Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank’s interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is the London Inter-Bank Offered Rate (LIBOR).

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes when it is planning to lend or borrow funds in the future. The Bank purchases receiver swaptions. A receiver swaption is the option to receive fixed interest rate payments at a later date.

Interest Rate Caps and Floors – In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rate rises above a certain threshold (or cap) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable rate falls below a certain threshold (or floor) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $920 at June 30, 2010, and $616 at December 31, 2009. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2010, and December 31, 2009, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2010, or the twelve months ended December 31, 2009.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $197,969 and $235,014 at June 30, 2010, and December 31, 2009, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At June 30, 2010, the Bank’s maximum credit risk, as defined above, was estimated at $1,847, including $347 of net accrued interest and fees receivable. At December 31, 2009, the Bank’s maximum credit risk was estimated at $1,827, including $399 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,839 and $1,868 as collateral from counterparties as of June 30, 2010, and December 31, 2009, respectively. This collateral has not been sold or repledged. A significant number of the Bank’s interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 13 to the Financial Statements.

Certain of the Bank’s derivatives agreements contain provisions that link the Bank’s credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank’s derivatives agreements, if the Bank’s debt rating falls below A, the Bank’s counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank’s credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2010, was $160, for which the Bank had posted collateral of $77 in the normal course of business. If the credit rating of the Bank’s debt had been lowered to AAA/Aa, then the Bank would have been required to deliver up to an additional $50 of collateral (at fair value) to its derivatives counterparties at June 30, 2010. At June 30, 2010, the Bank’s credit ratings continued to be AAA/Aaa.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2010, and December 31, 2009. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Values of Derivative Instruments

	June 30, 2010			December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$94,316	$2,382	$555	$104,211	$2,476	$699

Total	94,316	2,382	555	104,211	2,476	699

Derivatives not designated as hedging instruments:
Interest rate swaps	101,652	554	679	129,108	684	756
Interest rate caps, floors, corridors, and/or collars	2,001	13	23	1,695	16	22

Total	103,653	567	702	130,803	700	778

Total derivatives before netting and collateral adjustments	$197,969	2,949	1,257	$235,014	3,176	1,477

Netting adjustments by counterparty		(1,102)	(1,102)		(1,349)	(1,349)
Cash collateral and related accrued interest		(1,371)	18		(1,375)	77

Total collateral and netting adjustments(1)		(2,473)	(1,084)		(2,724)	(1,272)

Derivative assets and derivative liabilities as reported on the Statements of Condition		$476	$173		$452	$205

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net (loss)/gain on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$1	$8	$5	$24
Total net gain related to fair value hedge ineffectiveness	1	8	5	24
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(80)	348	(54)	449
Interest rate caps, floors, corridors, and/or collars	(1)	8	(3)	10
Net interest settlements	(43)	(140)	(107)	(225)
Total net (loss)/gain related to derivatives not designated as hedging instruments	(124)	216	(164)	234
Net (loss)/gain on derivatives and hedging activities	$(123)	$224	$(159)	$258

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010				June 30, 2009
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$(2)	$3	$1	$(143)	$261	$(253)	$8	$(237)
Consolidated obligation bonds	31	(31)	—	468	(772)	772	—	532

Total	$29	$(28)	$1	$325	$(511)	$519	$8	$295

	Six Months Ended
	June 30, 2010				June 30, 2009
Hedged Item Type	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivative	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)

Advances	$36	$(36)	$—	$(311)	$393	$(421)	$(28)	$(428)
Consolidated obligation bonds	39	(34)	5	979	(1,175)	1,227	52	1,022

Total	$75	$(70)	$5	$668	$(782)	$806	$24	$594

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and six months ended June 30, 2010 and 2009, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2010, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2010, and December 31, 2009.

	June 30, 2010		December 31, 2009
Type of Derivative and Hedge Classification	Notional Amount of Derivatives	Estimated Fair Value	Notional Amount of Derivatives	Estimated Fair Value

Interest rate swaps:
Fair value	$94,316	$1,479	$104,211	$1,392
Economic	101,652	(120)	129,108	(78)
Interest rate caps, floors, corridors, and/or collars:
Economic	2,001	(10)	1,695	(6)

Total	$197,969	$1,349	$235,014	$1,308

Total derivatives excluding accrued interest		$1,349		$1,308
Accrued interest, net		343		391
Cash collateral held from counterparties – liabilities(1)		(1,389)		(1,452)

Net derivative balances		$303		$247

Derivative assets		$476		$452
Derivative liabilities		(173)		(205)

Net derivative balances		$303		$247

(1)	Amounts represent the amount receivable or payable related to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the table above. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2010, and December 31, 2009.

Note 12 – Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value of Financial Instruments
	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Cash and due from banks	$7,631	$7,631	$8,280	$8,280
Federal funds sold	14,470	14,470	8,164	8,164
Trading securities	1,159	1,159	31	31
Available-for-sale securities	1,932	1,932	1,931	1,931
Held-to-maturity securities	33,563	33,503	36,880	35,682
Advances (includes $12,819 and $21,616 at fair value under the fair value option, respectively)	95,747	96,111	133,559	133,778
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,788	2,954	3,037	3,117
Loans to other FHLBanks	15	15	—	—
Accrued interest receivable	251	251	355	355
Derivative assets(1)	476	476	452	452
Liabilities
Deposits	178	178	224	224
Consolidated obligations:
Bonds (includes $21,148 and $37,022 at fair value under the fair value option, respectively)	129,524	130,061	162,053	162,220
Discount notes	15,788	15,789	18,246	18,254
Mandatorily redeemable capital stock	4,690	4,690	4,843	4,843
Accrued interest payable	616	616	754	754
Derivative liabilities(1)	173	173	205	205
Other
Standby letters of credit	29	29	27	27

(1)	Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Fair Value Methodologies and Techniques and Significant Inputs. The valuation methodologies and techniques and significant inputs used in estimating the fair values of the Bank’s financial instruments are discussed below.

Cash and Due from Banks – The estimated fair value approximates the recorded carrying value.

Federal Funds Sold – The estimated fair value of overnight Federal funds sold approximates the recorded carrying value. The estimated fair value of term Federal funds sold has been determined by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Investment Securities – Non-MBS – The estimated fair value of non-MBS investments is determined (i) based on each security’s quoted price; (ii) based on prices obtained from pricing services, excluding accrued interest, as of the last business day of the period; or, (iii) when quoted prices are not available, by calculating the present value of expected cash flows, excluding accrued interest, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. Non-MBS investments classified as trading or available-for-sale are recorded at fair value on a recurring basis.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Investment Securities – MBS – During 2009, in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology to their MBS investments, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based on the number of prices received. If four prices are received, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness based on differences among pricing vendors using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to a price challenge of pricing vendors, a comparison to the prices for similar securities and/or to non-binding dealer estimates, or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the vendor prices for each MBS, as defined by the tolerance thresholds, supports the Bank’s conclusion that the final assigned prices are reasonable estimates of fair value. MBS investments classified as trading are recorded at fair value on a recurring basis.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank’s primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank’s cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of June 30, 2010, the spread adjustment to the CO Curve ranged from 5 to 13 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency’s advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market spreads for agency passthrough MBS adjusted for differences in credit, coupon, average loan rate, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Loans to Other FHLBanks – Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

Accrued Interest Receivable and Payable – The estimated fair value approximates the recorded carrying value of accrued interest receivable and accrued interest payable.

Derivative Assets and Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest-rate related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use primarily market-observable inputs, such as the LIBOR swap yield curve, option volatilities adjusted for counterparty credit risk, as necessary, and prepayment assumptions.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank’s eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty’s capital or (ii) an absolute dollar credit exposure limit, both according to the counterparty’s credit rating, as determined by rating agency long-term credit ratings of the counterparty’s debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

Deposits and Other Borrowings – For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank’s primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity for similar liabilities such as recent GSE trades or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock – The estimated fair value of capital stock subject to mandatory redemption is generally at par value as indicated by member contemporaneous purchases and sales at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank’s stock can only be acquired by members at par value and redeemed or repurchased at par value, subject to statutory and regulatory requirements. The Bank’s stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership structure.

Commitments – The estimated fair value of the Bank’s commitments to extend credit was immaterial at June 30, 2010, and December 31, 2009. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank’s standby letters of credit is recorded in other liabilities.

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

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to the valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2010:

•	Trading securities

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in or out at fair value as of the beginning of the quarter in which the changes occur. For the periods presented, the Bank did not have any reclassifications for transfers in or out of the fair value hierarchy levels.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. These assets and liabilities are measured at fair value on a recurring basis and are summarized in the following table by fair value hierarchy (as described above).

June 30, 2010

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs:
FFCB bonds	$—	$1,132	$—	$—	$1,132
MBS:
Other U.S. obligations:
Ginnie Mae	—	21	—	—	21
GSEs:
Fannie Mae	—	6	—	—	6
Total trading securities	—	1,159	—	—	1,159
Available-for-sale securities (TLGP)	—	1,932	—	—	1,932
Advances(2)	—	13,829	—	—	13,829
Derivative assets (interest-rate related)	—	2,949	—	(2,473)	476
Total assets	$—	$19,869	$—	$(2,473)	$17,396
Liabilities:
Consolidated obligation bonds(3)	$—	$21,672	$—	$—	$21,672
Derivative liabilities (interest-rate related)	—	1,257	—	(1,084)	173
Total liabilities	$—	$22,929	$—	$(1,084)	$21,845

December 31, 2009

	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	$—	$23	$—	$—	$23
GSEs:
Fannie Mae	—	8	—	—	8
Total trading securities	—	31	—	—	31
Available-for-sale securities (TLGP)	—	1,931	—	—	1,931
Advances(2)	—	22,952	—	—	22,952
Derivative assets (interest-rate related)	—	3,176	—	(2,724)	452
Total assets	$—	$28,090	$—	$(2,724)	$25,366
Liabilities:
Consolidated obligation bonds(3)	$—	$38,173	$—	$—	$38,173
Derivative liabilities (interest-rate related)	—	1,477	—	(1,272)	205
Total liabilities	$—	$39,650	$—	$(1,272)	$38,378

(1)	Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)	Includes $12,819 and $21,616 of advances recorded under the fair value option at June 30, 2010, and December 31, 2009, respectively, and $1,010 and $1,336 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at June 30, 2010, and December 31, 2009, respectively.

(3)	Includes $21,148 and $37,022 of consolidated obligation bonds recorded under the fair value option at June 30, 2010, and December 31, 2009, respectively, and $524 and $1,151 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at June 30, 2010, and December 31, 2009, respectively.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At June 30, 2010, and December 31, 2009, the Bank measured certain of its held-to-maturity investment securities at fair value on a nonrecurring basis. The following tables present the investment securities as of June 30, 2010, and December 31, 2009, for which a nonrecurring change in fair value was recorded at June 30, 2010, and December 31, 2009, by level within the fair value hierarchy.

June 30, 2010

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$808

PLRMBS with a carrying value of $998 were written down to their fair value of $808.

December 31, 2009

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities – PLRMBS	$—	$—	$1,880

PLRMBS with a carrying value of $2,177 were written down to their fair value of $1,880.

Based on the current lack of significant market activity for PLRMBS, the non-recurring fair value measurements for such securities as of December 31, 2009, and June 30, 2010, fell within Level 3 of the fair value hierarchy.

Fair Value Option. The fair value option provides an entity an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated bonds at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$17,459	$24,241	$35,676	$36,262
New transactions elected for fair value option	127	6,574	150	4,925
Maturities and terminations	(4,781)	(9,709)	(828)	(6,075)
Net gain/(loss) on advances and net loss on consolidated obligation bonds held at fair value	35	56	(130)	48
Change in accrued interest	(21)	(14)	1	(3)
Balance, end of the period	$12,819	$21,148	$34,869	$35,157

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Six Months Ended
	June 30, 2010		June 30, 2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$21,616	$37,022	$38,573	$30,286
New transactions elected for fair value option	200	14,325	193	18,585
Maturities and terminations	(8,915)	(30,271)	(3,563)	(13,746)
Net loss on advances and net loss on consolidated obligation bonds held at fair value	(45)	76	(321)	40
Change in accrued interest	(37)	(4)	(13)	(8)
Balance, end of the period	$12,819	$21,148	$34,869	$35,157

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three and six months ended June 30, 2010 and 2009, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30, 2010				June 30, 2009
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$130	$—	$35	$165	$302	$—	$(130)	$172
Consolidated obligation bonds	—	(49)	(56)	(105)	—	(49)	(48)	(97)
Total	$130	$(49)	$(21)	$60	$302	$(49)	$(178)	$75

	Six Months Ended
	June 30, 2010				June 30, 2009
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/ (Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$296	$—	$(45)	$251	$621	$—	$(321)	$300
Consolidated obligation bonds	—	(110)	(76)	(186)	—	(95)	(40)	(135)
Total	$296	$(110)	$(121)	$65	$621	$(95)	$(361)	$165

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at June 30, 2010, and December 31, 2009:

	At June 30, 2010			At December 31, 2009
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$12,296	$12,819	$523	$21,000	$21,616	$616
Consolidated obligation bonds	21,129	21,148	19	37,075	37,022	(53)

(1)	At June 30, 2010, and December 31, 2009, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 13 – Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2010, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $846,481 at June 30, 2010, and $930,617 at December 31, 2009. The par value of the Bank’s participation in consolidated obligations was $143,135 at June 30, 2010, and $178,186 at December 31, 2009. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank’s 2009 Form 10-K.

At June 30, 2010, there were no commitments that legally obligated the Bank for additional advances. At December 31, 2009, commitments that legally obligated the Bank for additional advances totaled $32. Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 6 to the Financial Statements). Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of December 31, 2009. The estimated fair value of advance commitments was immaterial to the balance sheet as of December 31, 2009.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary’s drawing under a letter of credit, the amount is charged to the member’s demand deposit account with the Bank. The Bank’s outstanding standby letters of credit at June 30, 2010, and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009
Outstanding notional	$6,200	$5,269
Original terms	42 days to 10 years	23 days to 10 years
Final expiration year	2020	2019

The value of the Bank’s obligations related to standby letters of credit is recorded in other liabilities and amounted to $29 at June 30, 2010, and $27 at December 31, 2009. Letters of credit are fully collateralized at the time of issuance. Based on the Bank’s credit analyses of members’ financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of June 30, 2010, and December 31, 2009.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor’s, Moody’s, and/or Fitch, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements,

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

excluding those with derivatives dealers, are subject to the terms of the Bank’s Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank’s net credit exposure. As of June 30, 2010, the Bank had pledged as collateral securities with a carrying value of $76, all of which could be sold or repledged, to counterparties that have market risk exposure to the Bank related to derivatives. As of December 31, 2009, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

At June 30, 2010, the Bank had committed to the issuance of $720 in consolidated obligation bonds, all of which were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1,090 in consolidated obligation bonds, of which $1,000 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $1,303 at June 30, 2010, and $1,110 at December 31, 2009.

Other commitments and contingencies are discussed in Notes 6, 7, 8, 9, and 11 to the Financial Statements.

Note 14 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

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

	June 30, 2010	December 31, 2009
Assets:
Held-to-maturity securities(1)	$2,209	$2,638
Advances	50,648	87,701
Mortgage loans held for portfolio	2,212	2,391
Accrued interest receivable	82	150
Derivative assets	948	956
Total	$56,099	$93,836
Liabilities:
Deposits	$949	$993
Mandatorily redeemable capital stock	4,150	4,311
Total	$5,099	$5,304
Notional amount of derivatives	$47,760	$55,152
Standby letters of credit	4,250	3,885

(1)	Held-to-maturity securities include MBS issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco

Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest Income:
Federal funds sold	$1	$1	$1	$1
Held-to-maturity securities	23	38	49	82
Advances(1)	163	526	333	1,250
Mortgage loans held for portfolio	28	33	57	68
Total	$215	$598	$440	$1,401
Interest Expense:
Mandatorily redeemable capital stock	$2	$—	$5	$—
Consolidated obligations(1)	(168)	(161)	(353)	(305)
Total	$(166)	$(161)	$(348)	$(305)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$11	$(249)	$14	$(322)
Other income	1	1	2	2
Total	$12	$(248)	$16	$(320)

(1)	Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank’s financial statements, which begin on page 1.

Note 15 – Subsequent Events

The Bank evaluated events subsequent to June 30, 2010, until the time of the Form 10-Q filing with the SEC, and no material subsequent events were identified, other than those discussed below.

On July 29, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on August 13, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

On July 29, 2010, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized dividend rate of 0.44%. The Bank recorded the second quarter dividend on July 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $14, on or about August 12, 2010. The Bank expects to pay the dividend in cash rather than stock form to comply with Finance Agency rules.

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

•

changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and the related credit enhancement protections;

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank’s Annual Report on
Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

Quarterly Overview

Challenging economic and mortgage and credit market conditions continued to affect the Bank’s business and results of operations as well as its members’ operations during the second quarter of 2010. Although the U.S. economy continued to exhibit signs of recovery during the quarter, as more regions throughout the nation experienced moderate growth, unemployment remained high and consumers generally remained cautious. Home sales slowed during the quarter, coinciding with the end of the popular federal tax credit program. The level of home foreclosures remained high, and members continued to maintain high levels of liquidity.

Net income for the second quarter of 2010 was $29 million, compared with net income of $303 million for the second quarter of 2009. The decrease primarily reflected a decline in net interest income; an increase in net losses associated with derivatives, hedged items, and financial instruments carried at fair value; and an increase in other-than-temporary impairment (OTTI) charges on some of the private-label residential mortgage-backed securities (PLRMBS) in the Bank’s held-to-maturity securities portfolio.

Net interest income for the second quarter of 2010 was $363 million, compared with net interest income of $484 million for the second quarter of 2009. Several factors contributed to the decline in net interest income. Net interest income on economically hedged assets and liabilities, which is generally offset by net interest expense on derivative instruments used in economic hedges (reflected in other income), was lower in the second quarter of 2010 relative to the year-earlier period. In addition, the net interest spread on advances was lower in the second quarter of 2010, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009, and the volume of advances was lower. The effect of these factors on net interest income was partially offset by an increase in advance prepayment fees and higher net interest spreads on the mortgage portfolio and other investments.

Members and nonmember borrowers prepaid $8.2 billion of advances in the second quarter of 2010, increasing interest income by net prepayment fees of $28 million. In the second quarter of 2009, members and nonmember borrowers prepaid $11.4 billion of advances, increasing interest income by $18 million in net prepayment fees. The increased net prepayment fees in the second quarter of 2010 were primarily due to a significant decline in the interest rate environment since the advances were originated and to longer remaining terms for several large advances that were prepaid during the second quarter of 2010.

Other income for the second quarter of 2010 was a net loss of $285 million, compared to a net loss of $39 million for the second quarter of 2009. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value totaled $102 million for the second quarter of 2010, compared to a net gain of $186 million for the second quarter of 2009. In addition, the losses in other income for the second quarter of 2010 reflected a credit-related OTTI charge of $142 million on certain PLRMBS, compared to a credit-related OTTI charge of $88 million for the second quarter of 2009. Net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $43 million in the second quarter of 2010, compared to $140 million in the second quarter of 2009.

The $102 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the second quarter of 2010 reflected a significant decrease relative to the $186 million net gain for the second quarter of 2009. This decrease was primarily driven by large reversals of prior period gains and by changes in interest rates and swaption volatilities. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of June 30, 2010, the Bank had a cumulative net gain of $79 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charges of $142 million for the second quarter of 2010 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank’s PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS. This process includes updating key aspects of the Bank’s loss projection models. For the second quarter of 2010, the update reflected the ongoing pressure on housing prices from persistently high inventories of unsold properties and the impacts on anticipated borrower behavior of continued high unemployment and the increased likelihood of default by borrowers with mortgage loan balances that exceed the value of their homes. As a result, the Bank recorded additional credit losses on PLRMBS backed by Alt-A and prime collateral, with the greatest impact on PLRMBS backed by Alt-A collateral.

The non-credit-related OTTI charges on the affected PLRMBS recorded in other comprehensive income were $48 million for the second quarter of 2010 and $1.2 billion for the second quarter of 2009. For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. At June 30, 2010, the estimated weighted average life of the affected securities was approximately four years.

Additional information about investments and OTTI charges associated with the Bank’s PLRMBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in Note 5 to the Financial Statements. Additional information about the Bank’s PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On July 29, 2010, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized rate of 0.44%. The Bank recorded the second quarter dividend on July 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $14 million, on or about August 12, 2010. The Bank expects to pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess capital stock exceeds 1% of its total assets. As of June 30, 2010, the Bank’s excess capital stock totaled $7.7 billion, or 4.84% of total assets.

As of June 30, 2010, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s total regulatory capital ratio was 9.05%, exceeding the 4.00% requirement. The Bank had $14.3 billion in regulatory capital, exceeding its risk-based capital requirement of $5.5 billion.

In light of the Bank’s strengthened regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 13, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank will continue to monitor the condition of the Bank’s PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first six months of 2010, total assets decreased $34.7 billion, or 18%, to $158.2 billion at June 30, 2010, from $192.9 billion at December 31, 2009. Total advances declined $37.9 billion, or 28%, to $95.7 billion at June 30, 2010, from $133.6 billion at December 31, 2009. The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased to $33.6 billion at June 30, 2010, from $36.9 billion at December 31, 2009, primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on certain PLRMBS. During the first six months of 2010, Federal funds sold increased $6.3 billion, to $14.5 billion at June 30, 2010, from $8.2 billion at December 31, 2009. The Bank increased its use of Federal funds sold to invest the proceeds from advance prepayments.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank’s credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the second quarter of 2010, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank’s risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the second quarter of 2010.

Seven member institutions were placed into receivership or liquidation during the second quarter of 2010. Six of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to these six institutions were either repaid prior to June 30, 2010, or assumed by other institutions, and no losses were incurred by the Bank. The seventh institution had no advances outstanding at the time it was placed into receivership or liquidation. The Bank capital stock held by three of the seven institutions totaling $12 million was classified as mandatory redeemable capital stock (a liability). The capital stock of the other four institutions was transferred to other member institutions.

From July 1, 2010, to July 30, 2010, two member institutions were placed into receivership. The outstanding advances and capital stock of one institution were assumed by another member institution. The advances outstanding to the second institution were assumed by a nonmember institution, and the Bank capital stock held by the institution totaling $3 million was classified as mandatorily redeemable capital stock (a liability).

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights

(Unaudited)

(Dollars in millions)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Selected Balance Sheet Items at Quarter End
Total Assets	$158,198	$173,851	$192,862	$211,212	$238,924
Advances	95,747	112,139	133,559	154,962	174,732
Mortgage Loans Held for Portfolio, Net	2,788	2,909	3,037	3,172	3,357
Investments(1)	51,139	54,383	47,006	45,943	58,933
Consolidated Obligations:(2)
Bonds	129,524	136,588	162,053	154,869	176,200
Discount Notes	15,788	24,764	18,246	43,901	49,009
Mandatorily Redeemable Capital Stock	4,690	4,858	4,843	3,159	3,165
Capital Stock – Class B – Putable	8,280	8,561	8,575	10,244	10,253
Retained Earnings	1,350	1,326	1,239	1,065	1,172
Accumulated Other Comprehensive Loss	(3,332)	(3,501)	(3,584)	(3,601)	(2,717)
Total Capital	6,298	6,386	6,230	7,708	8,708
Selected Operating Results for the Quarter
Net Interest Income	$363	$357	$406	$458	$484
Provision for Credit Losses on Mortgage Loans	2	—	—	—	1
Other Loss	(285)	(195)	(130)	(543)	(39)
Other Expense	35	36	39	31	31
Assessments	12	33	63	(31)	110
Net Income/(Loss)	$29	$93	$174	$(85)	$303
Selected Other Data for the Quarter
Net Interest Margin(3)(4)	0.87%	0.78%	0.79%	0.80%	0.76%
Operating Expenses as a Percent of Average Assets	0.07	0.06	0.06	0.05	0.04
Return on Average Assets	0.07	0.20	0.34	(0.15)	0.47
Return on Average Equity	1.87	5.96	10.30	(3.84)	12.49
Annualized Dividend Rate(5)	0.44	0.26	0.27	—	0.84
Dividend Payout Ratio(6)	31.25	5.92	3.57	—	7.08
Selected Other Data at Quarter End
Regulatory Capital Ratio(7)	9.05	8.48	7.60	6.85	6.11
Average Equity to Average Assets Ratio	3.76	3.41	3.29	3.88	3.77
Duration Gap (in months)	6	4	4	4	2

(1)	Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).
(2)	As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
June 30, 2010	$846,481
March 31, 2010	870,928
December 31, 2009	930,617
September 30, 2009	973,579
June 30, 2009	1,055,863

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.
(4)	For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets fair value adjustments resulting from hedging relationships and fair value option adjustments. The Bank made this change to achieve consistency among all the FHLBanks in reporting interest-earning assets. This change did not materially affect average interest-earning assets and had no effect on reported assets, net interest income, or net income. Prior to this change, the net interest margins for the three months ended June 30, September 30, and December 31, 2009, were reported as 0.77%, 0.81% and 0.80%, respectively. For more information see Second Quarter of 2010 Compared to Second Quarter of 2009 – Average Balance Sheets below.
(5)	On July 29, 2010, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized dividend rate of 0.44%. The Bank will record and pay the second quarter dividend during the third quarter of 2010. On April 29, 2010, the Bank’s Board of Directors declared a cash dividend for the first quarter of 2010, which was recorded and paid during the second quarter of 2010. On February 22, 2010, the Bank’s Board of Directors declared a cash dividend for the fourth quarter of 2009, which was recorded and paid during the first quarter of 2010. On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009.
(6)	This ratio is calculated as dividends per share divided by net income per share.
(7)	This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2010 and 2009, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income table details the changes in interest income and interest expense for the second quarter of 2010 compared to the second quarter of 2009 and for the first six months of 2010 compared to the first six months of 2009. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Second Quarter of 2010 Compared to Second Quarter of 2009

Average Balance Sheets

	Three Months Ended

	June 30, 2010			June 30, 2009

(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$17,162	$8	0.20%	$12,702	$6	0.19%
Trading securities:
MBS	28	1	3.77	34	1	4.61
Other investments	396	—	0.34	—	—	—
Available-for-sale securities:
Other investments	1,933	1	0.29	—	—	—
Held-to-maturity securities:
MBS	27,966	275	3.95	36,557	361	3.96
Other investments	10,864	7	0.26	9,633	8	0.33
Mortgage loans held for portfolio, net	2,849	39	5.48	3,485	36	4.14
Advances(1)(2)	106,962	313	1.17	192,683	772	1.61
Loans to other FHLBanks	4	—	0.15	366	—	0.12

Total interest-earning assets	168,164	644	1.54	255,460	1,184	1.86
Other assets(2)(3)(4)(5)	60	—	—	2,472	—	—

Total Assets	$168,244	$644	1.54%	$257,932	$1,184	1.84%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)(2)	$136,327	$269	0.79%	$180,271	$588	1.31%
Discount notes	17,709	9	0.21	60,502	112	0.74
Deposits(3)	1,586	—	0.06	1,954	—	0.05
Borrowings from other FHLBanks	—	—	—	15	—	0.14
Mandatorily redeemable capital stock	4,771	3	0.26	3,160	—	—
Other borrowings	—	—	—	7	—	0.11

Total interest-bearing liabilities	160,393	281	0.70	245,909	700	1.14
Other liabilities(2)(3)(4)	1,511	—	—	2,290	—	—

Total Liabilities	161,904	281	0.70	248,199	700	1.13
Total Capital	6,320	—	—	9,733	—	—

Total Liabilities and Capital	$168,224	$281	0.67%	$257,932	$700	1.09%
Net Interest Income		$363			$484

Net Interest Spread(2)(6)			0.84%			0.72%

Net Interest Margin(2)(7)			0.87%			0.76%

Interest-earning Assets/Interest-bearing Liabilities(2)	104.84%			103.88%

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $143 million and $237 million for the second quarter of 2010 and 2009, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $468 million and $532 million for the second quarter of 2010 and 2009, respectively.
(2)	For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets and interest-bearing liabilities fair value adjustments resulting from hedging relationships and fair value option adjustments that had been included in other assets and other liabilities prior to the first quarter of 2010. The Bank made these changes to achieve consistency among all the FHLBanks in reporting interest-earning assets and interest-bearing liabilities. These changes did not materially affect average rates, net interest spread, or net interest margin, and had no effect on reported assets, liabilities, net interest income or net income.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral.
(4)	Includes forward settling transactions and valuation adjustments for certain cash items.
(5)	Includes OTTI charges on held-to-maturity securities related to all other factors.
(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Change in Net Interest Income: Rate/Volume Analysis

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

	Increase/	Attributable to Changes in(1)
(In millions)	(Decrease)	Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$2	$2	$—
Trading securities:
MBS	—	—	—
Available-for-sale securities:
Other investments	1	1	—
Held-to-maturity securities:
MBS	(86)	(85)	(1)
Other investments	(1)	1	(2)
Mortgage loans held for portfolio	3	(7)	10
Advances(2)	(459)	(285)	(174)
Total interest-earning assets	(540)	(373)	(167)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(319)	(121)	(198)
Discount notes	(103)	(51)	(52)
Deposits	—	—	—
Mandatorily redeemable capital stock	3	—	3
Total interest-bearing liabilities	(419)	(172)	(247)
Net interest income	$(121)	$(201)	$80

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the second quarter of 2010 was $363 million, a 25% decrease from $484 million in the second quarter of 2009. This decrease was driven primarily by the following:

•

Interest income on non-MBS investments increased $2 million in the second quarter of 2010 compared to the second quarter of 2009. The increase consisted of a $4 million increase attributable to a 36% increase in average non-MBS investment balances offset by a $2 million decrease attributable to lower average yields on non-MBS investments.

•

Interest income from the mortgage portfolio decreased $83 million in the second quarter of 2010 compared to the second quarter of 2009. The decrease consisted of an $85 million decrease attributable to a 23% decrease in average MBS outstanding, a $1 million decrease attributable to lower average yields on MBS investments, and a $7 million decrease attributable to an 18% decrease in average mortgage loans outstanding, partially offset by a $10 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $15 million in the second quarter of 2010 and decreased interest income by $32 million in the second quarter of 2009. This increase was primarily due to faster projected prepayment speeds during the second quarter of 2010.

•

Interest income from advances decreased $459 million in the second quarter of 2010 compared to the second quarter of 2009. The decrease consisted of a $174 million decrease attributable to lower average yields and a $285 million decrease attributable to a 44% decrease in average advances outstanding, reflecting lower member demand during the second quarter of 2010 relative to the second quarter of 2009. In addition, members and nonmember borrowers prepaid $8.2 billion of advances in the second quarter of 2010 and $11.4 billion in the second quarter of 2009. As a result, interest income was increased by net prepayment fees of $28 million in the second quarter of 2010 and $18 million in the second quarter of 2009. The increased prepayment fees were primarily due to a significant decline in the interest rate environment since the advances were originated and to longer remaining terms for several large advances that were prepaid during the second quarter of 2010.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $422 million in the second quarter of 2010 compared to the second quarter of 2009. The decrease consisted of a $250 million decrease attributable to lower interest rates on consolidated obligations and a $172 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin for the second quarter of 2010 was 87 basis points, 11 basis points higher than the net interest margin for the second quarter of 2009, which was 76 basis points. The net interest spread for the second quarter of 2010 was 84 basis points, 12 basis points higher than the net interest spread for the second quarter of 2009, which was 72 basis points. These improvements were primarily due to an increase in advance prepayment fees and a higher net interest spread on the mortgage portfolio.

The decrease in net interest income was partially offset by the decrease in net interest expense on derivative instruments used in economic hedges, recognized in “Other Loss.” The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the second quarter of 2010 on the floating leg of the interest rate swaps.

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

Other Loss

The following table presents the components of “Other Loss” for the three months ended June 30, 2010 and 2009.

	Three Months Ended

(In millions)	June 30, 2010	June 30, 2009

Other Loss:
Services to members	$—	$1
Net loss on trading securities	(1)	—
Total other-than-temporary impairment loss on held-to-maturity securities	(190)	(1,283)
Portion of loss recognized in other comprehensive income/(loss)	48	1,195

Net other-than-temporary impairment loss on held-to-maturity securities	(142)	(88)
Net loss on advances and consolidated obligation bonds held at fair value	(21)	(178)
Net (loss)/gain on derivatives and hedging activities	(123)	224
Other	2	2

Total Other Loss	$(285)	$(39)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $142 million credit-related OTTI charge on PLRMBS during the second quarter of 2010, compared to an $88 million credit-related OTTI charge on PLRMBS during the second quarter of 2009. The credit-related OTTI charge of $142 million for the second quarter of 2010 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank’s PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s PLRMBS. This process includes updating key aspects of the Bank’s loss projection models. For the second quarter of 2010, the update reflected the ongoing pressure on housing prices from persistently high inventories of unsold properties and the impacts on anticipated borrower behavior of continued high unemployment and the increased likelihood of default by borrowers with mortgage loan balances that exceed the value of their homes. As a result, the Bank recorded additional credit losses on PLRMBS backed by Alt-A and prime collateral, with the greatest impact on PLRMBS backed by Alt-A collateral.

Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in Note 5 to the Financial Statements.

Net Loss on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net loss on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the three months ended June 30, 2010 and 2009.

	Three Months Ended

(In millions)	June 30, 2010	June 30, 2009

Advances	$35	$(130)
Consolidated obligation bonds	(56)	(48)

Total	$(21)	$(178)

For the second quarter of 2010, the unrealized net fair value gains on advances were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the Bank’s advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

For the second quarter of 2009, the unrealized net fair value losses on advances were primarily driven by increased interest rates on newly issued, longer term advances and from increased swaption volatilities used in pricing fair value option putable advances during the second quarter of 2009. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased short-term interest rate environment relative to the actual coupon rates on the Bank’s consolidated obligation bonds and higher swaption volatilities used in pricing fair value option callable bonds during the second quarter of 2009.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the second quarter of 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

(In millions)	June 30, 2010				June 30, 2009
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total

Advances:
Elected for fair value option	$—	$(28)	$(112)	$(140)	$—	$220	$(193)	$27
Not elected for fair value option	1	(9)	(11)	(19)	8	60	(39)	29
Consolidated obligations:
Elected for fair value option	—	(5)	43	38	—	88	(29)	59
Not elected for fair value option	—	(39)	37	(2)	—	(12)	121	109

Total	$1	$(81)	$(43)	$(123)	$8	$356	$(140)	$224

During the second quarter of 2010, net losses on derivatives and hedging activities totaled $123 million compared to net gains of $224 million in the second quarter of 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $43 million in the second quarter of 2010, compared to net interest expense on derivative instruments used in economic hedges of $140 million in the second quarter of 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the second quarter of 2010 on the floating leg of the interest rate swaps.

Excluding the $43 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the second quarter of 2010 totaled $80 million as detailed above. The $80 million in net losses were primarily attributable to a decrease in interest rates during the second quarter of 2010.

Excluding the $140 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the second quarter of 2009 totaled $364 million as detailed above. The $364 million in net gains were primarily attributable to an increase in interest rates and an increase in swaption volatilities during the second quarter of 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during the second quarter of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Average Balance Sheets

	Six Months Ended
	June 30, 2010			June 30, 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

Assets
Interest-earning assets:
Federal funds sold	$15,908	$13	0.17%	$14,226	$13	0.18%
Trading securities:
MBS	29	1	3.92	34	1	4.75
Other investments	199	—	0.34	—	—	—
Available-for-sale securities:
Other investments	1,933	2	0.26	—	—	—
Held-to-maturity securities:
MBS	29,200	559	3.86	37,640	783	4.19
Other investments	10,486	11	0.23	11,452	21	0.37
Mortgage loans held for portfolio, net	2,909	75	5.16	3,573	79	4.46
Advances(1)(2)	115,962	645	1.12	208,344	1,837	1.78
Deposits with other FHLBanks	1	—	0.03	—	—	—
Loans to other FHLBanks	8	—	0.11	341	—	0.11

Total interest-earning assets	176,635	1,306	1.49	275,610	2,734	2.00
Other assets(2)(3)(4)(5)	81	—	—	4,142	—	—

Total Assets	$176,716	$1,306	1.49%	$279,752	$2,734	1.97%

Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)(2)	$142,016	$558	0.79%	$192,160	$1,448	1.52%
Discount notes	20,415	22	0.22	69,485	368	1.07
Deposits(3)	1,652	—	0.04	2,286	—	0.06
Borrowings from other FHLBanks	1	—	0.13	10	—	0.16
Mandatorily redeemable capital stock	4,810	6	0.27	3,358	—	—
Other borrowings	1	—	0.10	13	—	0.08

Total interest-bearing liabilities	168,895	586	0.70	267,312	1,816	1.37
Other liabilities(2)(3)(4)	1,505	—	—	2,537	—	—

Total Liabilities	170,400	586	0.69	269,849	1,816	1.36
Total Capital	6,316	—	—	9,903	—	—

Total Liabilities and Capital	$176,716	$586	0.67%	$279,752	$1,816	1.31%

Net Interest Income		$720			$918

Net Interest Spread(2)(6)			0.79%			0.63%

Net Interest Margin(2)(7)			0.82%			0.67%

Interest-earning Assets/Interest-bearing Liabilities(2)	104.58%			103.10%

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $311 million and $428 million for the first six months of 2010 and 2009, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $979 million and $1,022 million for the first six months of 2010 and 2009, respectively.
(2)	For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets and interest-bearing liabilities fair value adjustments resulting from hedging relationships and fair value option adjustments that had been included in other assets and other liabilities prior to the first quarter of 2010. The Bank made these changes to achieve consistency among all the FHLBanks in reporting interest-earning assets and interest-bearing liabilities. These changes did not materially affect average rates, net interest spread, or net interest margin, and had no effect on reported assets, liabilities, net interest income or net income.
(3)	Average balances do not reflect the effect of reclassifications of cash collateral.
(4)	Includes forward settling transactions and valuation adjustments for certain cash items.
(5)	Includes OTTI charges on held-to-maturity securities related to all other factors.
(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Change in Net Interest Income: Rate/Volume Analysis

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

	Increase/ (Decrease)	Attributable to Changes in(1)

(In millions)		Average Volume	Average Rate

Interest-earning assets:
Federal funds sold	$—	$1	$(1)
Trading securities:
MBS	—	—	—
Other investments	—	—	—
Available-for-sale securities:
Other investments	2	2	—
Held-to-maturity securities:
MBS	(224)	(165)	(59)
Other investments	(10)	(2)	(8)
Mortgage loans held for portfolio	(4)	(16)	12
Advances(2)	(1,192)	(650)	(542)

Total interest-earning assets	(1,428)	(830)	(598)

Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(890)	(314)	(576)
Discount notes	(346)	(163)	(183)
Deposits	—	—	—
Mandatorily redeemable capital stock	6	—	6

Total interest-bearing liabilities	(1,230)	(477)	(753)

Net interest income	$(198)	$(353)	$155

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the first six months of 2010 was $720 million, a 22% decrease from $918 million in the first six months of 2009. This decrease was driven primarily by the following:

•

Interest income on non-MBS investments decreased $8 million in the first six months of 2010 compared to the first six months of 2009. The decrease consisted of a $9 million decrease attributable to lower average yields on non-MBS investments and a $1 million increase attributable to an 11% increase in average non-MBS investment balances.

•

Interest income from the mortgage portfolio decreased $228 million in the first six months of 2010 compared to the first six months of 2009. The decrease consisted of a $59 million decrease attributable to lower average yields on MBS investments, a $165 million decrease attributable to a 22% decrease in average MBS outstanding, and a $16 million decrease attributable to a 19% decrease in average mortgage loans outstanding, partially offset by a $12 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $4 million in the first six months of 2010 and decreased interest income by $23 million in the first six months of 2009. This increase was primarily due to faster projected prepayment speeds during the first six months of 2010.

•

Interest income from advances decreased $1.2 billion in the first six months of 2010 compared to the first six months of 2009. The decrease consisted of a $542 million decrease attributable to lower average yields and a $650 million decrease attributable to a 44% decrease in average advances outstanding, reflecting lower member demand during the first six months of 2010 relative to the first six months of 2009. In addition, members and nonmember borrowers prepaid $14.6 billion of advances in the first six months of 2010 compared to $14.1 billion in the first six months of 2009. As a result, interest income was increased by net prepayment fees of $39 million in the first six months of 2010 and $20 million in the first six months of 2009. The increased prepayment fees were primarily due to a significant decline in the interest rate environment since the advances were originated and to longer remaining terms for several large advances that were prepaid during the first six months of 2010.

•

Interest expense on consolidated obligations (bonds and discount notes) decreased $1.2 billion in the first six months of 2010 compared to the first six months of 2009. The decrease consisted of a $759 million decrease attributable to lower interest rates on consolidated obligations and a $477 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin was 82 basis points for the first six months of 2010, 15 basis points higher than the net interest margin for the first six months of 2009, which was 67 basis points. The net interest spread was 79 basis points for the first six months of 2010, 16 basis points higher than the net interest spread for the first six months of 2009, which was 63 basis points. These improvements were primarily due to an increase in advance prepayment fees and a higher net interest spread on the mortgage portfolio.

The decrease in net interest income was partially offset by the decrease in net interest expense on derivative instruments used in economic hedges, recognized in “Other Loss.” The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first six months of 2010 on the floating leg of the interest rate swaps.

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

Other Loss

The following table presents the components of “Other Loss” for the six months ended June 30, 2010 and 2009.

	Six Months Ended

(In millions)	June 30, 2010	June 30, 2009

Other Loss:
Services to members	$—	$1
Net (loss)/gain on trading securities	(1)	1
Total other-than-temporary impairment loss on held-to-maturity securities	(382)	(2,439)
Portion of loss recognized in other comprehensive income/(loss)	180	2,263

Net other-than-temporary impairment loss on held-to-maturity securities	(202)	(176)
Net loss on advances and consolidated obligation bonds held at fair value	(121)	(361)
Net (loss)/gain on derivatives and hedging activities	(159)	258
Other	3	2

Total Other Loss	$(480)	$(275)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $202 million credit-related OTTI charge on PLRMBS during the first six months of 2010, compared to a $176 million credit-related OTTI charge on PLRMBS during the first six months of 2009. Additional information about the OTTI charge is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in Note 5 to the Financial Statements.

Net Loss on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net loss on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the six months ended June 30, 2010 and 2009.

	Six Months Ended

(In millions)	June 30, 2010	June 30, 2009

Advances	$(45)	$(321)
Consolidated obligation bonds	(76)	(40)

Total	$(121)	$(361)

For the first six months of 2010, the unrealized net fair value losses on advances were primarily driven by the increased short-term interest rate environment relative to the actual coupon rates on the Bank’s advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

For the first six months of 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank’s advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased short-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the first six months of 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

(In millions)	June 30, 2010				June 30, 2009
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total

Advances:
Elected for fair value option	$—	$33	$(258)	$(225)	$—	$353	$(342)	$11
Not elected for fair value option	—	(8)	(25)	(33)	(28)	102	(86)	(12)
Consolidated obligations:
Elected for fair value option	—	19	97	116	—	130	(109)	21
Not elected for fair value option	5	(101)	79	(17)	52	(126)	312	238

Total	$5	$(57)	$(107)	$(159)	$24	$459	$(225)	$258

During the first six months of 2010, net losses on derivatives and hedging activities totaled $159 million compared to net gains of $258 million in the first six months of 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $107 million in the first six months of 2010, compared to net interest expense on derivative instruments used in economic hedges of $225 million in the first six months of 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first six months of 2010 on the floating leg of the interest rate swaps.

Excluding the $107 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first six months of 2010 totaled $52 million as detailed above. The $52 million in net losses were primarily attributable to a decrease in interest rates during the first six months of 2010.

Excluding the $225 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first six months of 2009 totaled $483 million as detailed above. The $483 million in net gains were primarily attributable to a decrease in interest rates during the first six months of 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during the first six months of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Return on Average Equity

Return on average equity (ROE) was 1.87% (annualized) for the second quarter of 2010, compared to 12.49% (annualized) for the second quarter of 2009. This decrease reflected the decrease in net income in the second quarter of 2010, partially offset by the decline in average equity, which decreased 35%, to $6.3 billion in the second quarter of 2010 from $9.7 billion in the second quarter of 2009.

ROE was 3.90% (annualized) for the first six months of 2010, compared to 8.68% (annualized) for the first six months of 2009. This decrease reflected the decrease in net income in the first six months of 2010, partially offset by the decline in average equity, which decreased 36%, to $6.3 billion in the first six months of 2010 from $9.9 billion in the first six months of 2009.

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

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingency liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2010, advances maturing within five years totaled $88.0 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2009, advances maturing within five years totaled $125.2 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of June 30, 2010, and December 31, 2009, the Bank’s estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank’s marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank’s Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments. As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank’s Retained Earnings and Dividend Policy totaled $79 million at June 30, 2010, and $181 million at December 31, 2009.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.3 billion at June 30, 2010, and $1.1 billion at December 31, 2009.

For more information on these two categories of restricted retained earnings, see Note 13 to the Financial Statements in the Bank’s 2009 Form 10-K.

Dividends – On July 29, 2010, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized rate of 0.44%. The Bank recorded the second quarter dividend on July 29, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $14 million, on or about

August 12, 2010. On July 30, 2009, the Bank’s Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total amount of the dividend was $28 million and was recorded and paid during the third quarter of 2009.

The Bank’s dividend rate decreased to 0.35% (annualized) for the first six months of 2010, compared to 0.42% (annualized) for the first six months of 2009. The Bank did not pay a dividend for the first quarter of 2009.

The Bank expects to pay the second quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank’s excess stock exceeds 1% of its total assets. As of June 30, 2010, the Bank’s excess capital stock totaled $7.7 billion, or 4.84% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank’s Retained Earnings and Dividend Policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2009 to 2008 – Dividends and Retained Earnings” in the Bank’s 2009 Form 10-K.

Financial Condition

Total assets were $158.2 billion at June 30, 2010, an 18% decrease from $192.9 billion at December 31, 2009, primarily as a result of a decline in advances, which decreased by $37.9 billion, or 28%, to $95.7 billion at June 30, 2010, from $133.6 billion at December 31, 2009. In addition, held-to-maturity securities decreased to $33.6 billion at June 30, 2010, from $36.9 billion at December 31, 2009, while Federal funds sold increased to $14.5 billion at June 30, 2010, from $8.2 billion at December 31, 2009. Average total assets were $168.2 billion for the second quarter of 2010, a 35% decrease compared to $257.9 billion for the second quarter of 2009. Average total assets were $176.7 billion for the first six months of 2010, a 37% decrease compared to $279.8 billion for the first six months of 2009. Average advances were $107.0 billion for the second quarter of 2010, a 44% decrease from $192.7 billion for the second quarter of 2009. Average advances were $116.0 billion for the first six months of 2010, a 44% decrease from $208.3 billion for the first six months of 2009.

The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on certain PLRMBS. The Bank increased its use of Federal funds sold to invest the proceeds from advance prepayments.

Advances outstanding at June 30, 2010, included unrealized gains of $1.0 billion, of which $476 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $523 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2009, included unrealized gains of $1.1 billion, of which $524 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $616 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2009, to June 30, 2010, was primarily attributable to a reversal of prior period gains, partially offset by the decreased long-term interest rate environment relative to the actual coupon rates on the Bank’s advances.

Total liabilities were $151.9 billion at June 30, 2010, a 19% decrease from $186.6 billion at December 31, 2009, reflecting decreases in consolidated obligations outstanding from $180.3 billion at December 31, 2009, to $145.3 billion at June 30, 2010. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2010. Average total liabilities were $161.9 billion for the second quarter of 2010, a 35% decrease compared to $248.2 billion for the second quarter of 2009. Average total liabilities were $170.4 billion for the first six months of 2010, a 37% decrease compared to $269.8 billion for the first six months of 2009. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $154.0 billion in the second quarter of 2010 and $240.8 billion in the second quarter of 2009. Average consolidated obligations were $162.4 billion in the first six months of 2010 and $261.6 billion in the first six months of 2009.

Consolidated obligations outstanding at June 30, 2010, included unrealized losses of $2.0 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $19 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2009, included unrealized losses of $1.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $53 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2009, to June 30, 2010, was primarily attributable to the reversal of prior period gains.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $846.5 billion at June 30, 2010, and $930.6 billion at December 31, 2009.

As of June 30, 2010, Standard & Poor’s Rating Services (Standard & Poor’s) rated the FHLBanks’ consolidated obligations
AAA/A-1+, and Moody’s Investors Service (Moody’s) rated them Aaa/P-1. As of June 30, 2010, Standard & Poor’s assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA and assigned the FHLBank of Seattle and the FHLBank of Chicago a long-term credit rating of AA+. On July 2, 2010, Standard & Poor’s revised the FHLBank of Seattle’s outlook to negative. As of June 30, 2010, Moody’s continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2010, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank’s held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management’s overall assessment of financial performance. For a reconciliation of the Bank’s operating segment adjusted net interest income to the Bank’s total net interest income, see Note 10 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank’s role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $131.7 billion (83% of total assets) at June 30, 2010, from $161.4 billion (84% of total assets) at December 31, 2009, representing a decrease of $29.7 billion, or 18%. The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $145 million in the second quarter of 2010, a decrease of $44 million, or 23%, compared to $189 million in the second quarter of 2009. In the first six months of 2010, adjusted net interest income for this segment was $283 million, a decrease of $110 million, or 28%, compared to $393 million in the first six months of 2009. The declines were primarily attributable to a lower net interest spread on advances, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009, and a lower volume of advances. In addition, adjusted net interest income for the first six months of 2010 reflected a lower yield on capital because of the lower interest rate environment during the first six months of 2010.

Members and nonmember borrowers prepaid $8.2 billion of advances in the second quarter of 2010 compared to $11.4 billion in the second quarter of 2009. Members and nonmember borrowers prepaid $14.6 billion of advances in the first six months of 2010 compared to $14.1 billion in the first six months of 2009. As a result, interest income was increased by net prepayment fees of $28 million in the second quarter of 2010 and $18 million in the second quarter of 2009. Interest income was increased by net prepayment fees of $39 million in the first six months of 2010 and $20 million in the first six months of 2009. The increased net prepayment fees were primarily due to a significant decline in the interest rate environment since the advances were originated and to longer remaining terms for several large advances that were prepaid during the first six months of 2010.

Adjusted net interest income for this segment represented 48% and 62% of total adjusted net interest income for the second quarter of 2010 and 2009, respectively, and 49% and 61% of total adjusted net interest income for the first six months of 2010 and 2009, respectively.

Advances – The par amount of advances outstanding decreased by $37.6 billion, or 28%, to $94.7 billion at June 30, 2010, from $132.3 billion at December 31, 2009. The decrease reflects a $16.3 billion decrease in fixed rate advances, a $20.7 billion decrease in adjustable rate advances, and a $0.6 billion decrease in daily variable rate advances.

Advances outstanding to the Bank’s four largest borrowers totaled $58.9 billion at June 30, 2010, a net decrease of $32.3 billion from $91.2 billion at December 31, 2009. The decrease was primarily attributable to lower advance borrowings by three of the four largest borrowers. The remaining $5.3 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 42 institutions increased their advances during the first six months of 2010, while 155 institutions decreased their advances.

Average advances were $107.0 billion in the second quarter of 2010, a 44% decrease from $192.7 billion in the second quarter of 2009. Average advances were $116.0 billion in the first six months of 2010, a 44% decrease from $208.3 billion in the first six months of 2009. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

The components of the advances portfolio at June 30, 2010, and December 31, 2009, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	June 30, 2010	December 31, 2009

Standard advances:
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$40,262	$60,993
Adjustable – other indices	283	288
Fixed	41,139	48,606
Daily variable rate	867	1,496

Subtotal	82,551	111,383

Customized advances:
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,125	1,125
Fixed – amortizing	437	485
Fixed with PPS(1)	7,202	15,688
Fixed with caps and PPS(1)	200	200
Fixed – callable at member’s option	8	19
Fixed – callable at Bank’s option with PPS(1)	61	—
Fixed – putable at Bank’s option	2,657	2,910
Fixed – putable at Bank’s option with PPS(1)	448	503

Subtotal	12,138	20,930

Total par value	94,689	132,313
Hedging valuation adjustments	476	524
Fair value option valuation adjustments	523	616
Net unamortized premiums	59	106

Total	$95,747	$133,559

(1)	Partial prepayment symmetry (PPS) means that the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank’s non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank’s role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank’s financial obligations on a timely basis, which may supplement or reduce earnings. The Bank’s total non-MBS investment portfolio was $27.5 billion as of June 30, 2010, an increase of $8.7 billion, or 47%, from $18.8 billion as of December 31, 2009, primarily due to an increase in Federal funds sold.

Cash and Due from Banks – Cash and due from banks decreased to $7.6 billion at June 30, 2010, from $8.3 billion at December 31, 2009. A significant portion of the cash and due from banks at June 30, 2010, was due to advance prepayments, which resulted in cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $29.8 billion, or 19%, from $155.2 billion at December 31, 2009, to $125.4 billion at June 30, 2010. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

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

At June 30, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $182.1 billion, of which $44.2 billion were hedging advances, $135.9 billion were hedging consolidated obligations, $1.1 billion were hedging FFCB investments, and $0.9 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $220.8 billion, of which $53.7 billion were hedging advances, $166.5 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first six months of 2010, yields on long-term U.S. Treasury securities declined because of increased investor demand for U.S. Treasury securities as a result of higher European sovereign risks and lower inflation expectations. Since December 31, 2009, 3-month LIBOR increased from 0.25% to 0.53% as credit and liquidity conditions in the short-term interbank lending market deteriorated. The following table provides selected market interest rates as of the dates shown.

Market Instrument	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.18	0.06	0.19	0.13
3-month LIBOR	0.53	0.25	0.60	1.43
2-year Treasury note	0.61	1.14	1.12	0.77
5-year Treasury note	1.78	2.68	2.56	1.55

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first six months of 2010 and 2009. With respect to consolidated obligation bonds, the decision by the Federal Reserve to end its program to purchase term GSE debt on March 31, 2010, had very little impact on relative borrowing costs. In the first six months of 2010, the Bank experienced a higher cost on discount notes relative to LIBOR compared to a year ago. The higher relative cost was primarily a result of a decline in LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2010	June 30, 2009

Consolidated obligation bonds	–15.7	–16.4
Consolidated obligation discount notes (one month and greater)	–17.7	–61.5

At June 30, 2010, the Bank had $112.5 billion of swapped non-callable bonds and $14.9 billion of swapped callable bonds that primarily funded advances and non-MBS investments. The swapped non-callable and callable bonds combined represented 98% of the Bank’s total consolidated obligation bonds outstanding. At December 31, 2009, the Bank had $130.7 billion of swapped non-callable bonds and $25.4 billion of swapped callable bonds that primarily funded advances and non-MBS investments. These swapped non-callable and callable bonds combined represented 96% of the Bank’s total consolidated obligation bonds outstanding.

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

At June 30, 2010, assets associated with this segment were $26.5 billion (17% of total assets), a decrease of $5.0 billion, or 16%, from $31.5 billion at December 31, 2009 (16% of total assets). The decrease was primarily due to principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on certain PLRMBS. The MBS portfolio decreased $4.6 billion to $23.6 billion at June 30, 2010, from $28.2 billion at December 31, 2009, and mortgage loan balances decreased $0.2 billion to $2.8 billion at June 30, 2010, from $3.0 billion at December 31, 2009. In the second quarter of 2010, average MBS investments were $28.0 billion, a decrease of $8.6 billion compared to $36.6 billion in the second quarter of 2009. In the first six months of 2010, average MBS investments decreased $8.5 billion to $29.2 billion compared to $37.7 billion in the first six months of 2009. Average mortgage loans were $2.8 billion in the second quarter of 2010, a decrease of $0.7 billion from $3.5 billion in the second quarter of 2009. Average mortgage loans decreased $0.7 billion to $2.9 billion in the first six months of 2010 from $3.6 billion in the first six months of 2009.

Adjusted net interest income for this segment was $154 million in the second quarter of 2010, an increase of $36 million, or 31%, from $118 million in the second quarter of 2009. In the first six months of 2010, adjusted net interest income for this segment was $292 million, an increase of $38 million, or 15%, from $254 million in the first six months of 2009. The increases for the second quarter of 2010 and the first six months of 2010 were both primarily due to a rise in the average profit spread on the mortgage portfolio, reflecting favorable cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans and the favorable impact of lower interest rates, which enabled the Bank to refinance matured or called debt at lower rates.

Adjusted net interest income for this segment represented 52% and 38% of total adjusted net interest income for the second quarter of 2010 and 2009, respectively, and 51% and 39% of total adjusted net interest income for the first six months of 2010 and 2009, respectively.

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

At June 30, 2010, and December 31, 2009, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank’s 2009 Form 10-K. Mortgage loan balances at June 30, 2010, and December 31, 2009, were as follows:

(In millions)	June 30, 2010	December 31, 2009

MPF Plus	$2,576	$2,800
Original MPF	231	257

Subtotal	2,807	3,057
Net unamortized discounts	(15)	(18)

Mortgage loans held for portfolio	2,792	3,039
Less: Allowance for credit losses	(4)	(2)

Mortgage loans held for portfolio, net	$2,788	$3,037

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

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Balance, beginning of the period	$2.0	$1.1	$2.0	$1.0
Chargeoffs – transferred to real estate owned	(0.3)	—	(0.7)	—
Recoveries	—	—	—	—
Provision for credit losses	1.9	0.9	2.3	1.0

Balance, end of the period	$3.6	$2.0	$3.6	$2.0

Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	—%	(0.02)%	—%

The increase in the estimated allowance for credit losses as of June 30, 2010, arises primarily from the decline in the external ratings of the supplemental mortgage insurance (SMI) providers for three MPF Plus master commitments. Because the relevant participating financial institution (PFIs) have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the PFI, they cannot be withheld to offset a loss. Instead, the Bank has now begun to directly recognize the potential loan losses in the related loss allowance account, in the amount of the foregone credit enhancement fees.

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

The following table presents information on delinquent mortgage loans as of June 30, 2010, and December 31, 2009.

(Dollars in millions)	June 30, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance

30 – 59 days delinquent	205	$22	243	$29
60 – 89 days delinquent	60	8	81	10
90 days or more delinquent	115	15	97	13
In process of foreclosure(1)	104	13	80	9

Total	484	$58	501	$61

Nonaccrual loans(2)	219	$28	177	$22
Loans past due 90 days or more and still accruing interest	—	—	—	—
Real estate owned inventory	43	$4	26	$3
Serious delinquency rate(3)		0.98%		0.70%

(1)	Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu.
(2)	Nonaccrual loans at June 30, 2010, included 22 loans, totaling $3 million, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2 million, for which the borrower was in bankruptcy.
(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank’s MBS portfolio was $23.6 billion, or 165% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at June 30, 2010, compared to $28.2 billion, or 193% of Bank capital, at December 31, 2009. During the first six months of 2010, the Bank’s MBS portfolio decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio and OTTI charges recognized on certain PLRMBS. For a discussion of the composition of the Bank’s MBS portfolio and the Bank’s OTTI analysis of that portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management –Investments.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $5.0 billion, or 16%, to $26.5 billion at June 30, 2010, from $31.5 billion at December 31, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

At June 30, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $15.9 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

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

The following table summarizes the Bank’s interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2010, and December 31, 2009.

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2010	December 31, 2009
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$25,561	$28,859
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	2,000	2,000
Receive fixed, pay floating interest rate swap	LIBOR floating rate advance converted to a fixed rate	Economic Hedge(1)	150	150
Basis swap	Floating rate advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	153	158
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	4,137	1,708
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank’s option or putable at the counterparty’s option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	11,012	19,717
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,131	1,125
Subtotal Economic Hedges(1)			18,583	24,858
Total			44,144	53,717
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	61,525	62,317
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	24,985	23,034
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	45	505
Basis swap	Non-LIBOR floating rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	14,925	28,130
Basis swap	Floating rate non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	18,170	24,261
Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,635	2,980

(In millions)
			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2010	December 31, 2009
Subtotal Economic Hedges(1)			61,760	78,910
Total			123,285	141,227
Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	7,230	13,035
Pay fixed, receive floating interest rate swap with an option to call at the counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	—	110
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	1,380	3,280
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty’s option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	6,329	9,105
Subtotal Economic Hedges(1)			7,709	12,495
Total			14,939	25,530
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,502	1,685
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	11,730	12,231
Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	310	—
Total			13,542	13,916
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	6	8
Basis swap	Basis swap hedging floating rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	1,133	—
Total			1,139	8
Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	50	46
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	870	570
Total			920	616
Total Notional Amount			$197,969	$235,014

(1)	Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2010, the total notional amount of interest rate exchange agreements outstanding was $198.0 billion, compared with $235.0 billion at December 31, 2009. The $37.0 billion decrease in the notional amount of derivatives during the first six months of 2010 was primarily due to a net $28.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a net $9.6 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, partially offset by $1.1 billion in interest rate exchange agreements hedging FFCB bonds. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at June 30, 2010, relative to December 31, 2009. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of June 30, 2010, and December 31, 2009.

(In millions)

June 30, 2010
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$25,561	$(476)	$476	$—	$—
Non-callable bonds	61,525	1,886	(1,895)	—	(9)
Callable bonds	7,230	69	(58)	—	11

Subtotal	94,316	1,479	(1,477)	—	2

Not qualifying for hedge accounting (economic hedges):
Advances	18,583	(525)	—	473	(52)
Non-callable bonds	61,710	388	—	7	395
Non-callable bonds with embedded derivatives	50	—	—	—	—
Callable bonds	7,709	17	—	(3)	14
Discount notes	13,542	(10)	—	—	(10)
MBS – trading	6	—	—	—	—
FFCB bonds	1,133	—	—	—	—
Intermediated	920	—	—	—	—

Subtotal	103,653	(130)	—	477	347

Total excluding accrued interest	197,969	1,349	(1,477)	477	349
Accrued interest	—	343	(388)	27	(18)

Total	$197,969	$1,692	$(1,865)	$504	$331

(In millions)

December 31, 2010
	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference

Fair value hedges:
Advances	$28,859	$(523)	$524	$—	$1
Non-callable bonds	62,317	1,883	(1,893)	—	(10)
Callable bonds	13,035	32	(32)	—	—

Subtotal	104,211	1,392	(1,401)	—	(9)

Not qualifying for hedge accounting (economic hedges):
Advances	24,858	(560)	—	529	(31)
Non-callable bonds	78,826	457	—	(20)	437
Non-callable bonds with embedded derivatives	84	1	—	—	1
Callable bonds	12,495	(41)	—	100	59
Discount notes	13,916	60	—	—	60
MBS – trading	8	(1)	—	—	(1)
Intermediated	616	—	—	—	—

Subtotal	130,803	(84)	—	609	525

Total excluding accrued interest	235,014	1,308	(1,401)	609	516
Accrued interest	—	391	(395)	60	56

Total	$235,014	$1,699	$(1,796)	$669	$572

Embedded derivatives are bifurcated, and their estimated fair values are accounted for in accordance with the accounting for derivative instruments and hedging activities. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract and are not included in the above table. The estimated fair values of these embedded derivatives were immaterial as of June 30, 2010, and December 31, 2009.

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

The hedging and fair value option valuation adjustments during the first six months of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank’s total notional amount of derivatives outstanding as of June 30, 2010, and December 31, 2009.

Concentration of Derivatives Counterparties

(Dollars in millions)		June 30, 2010		December 31, 2009
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount

Deutsche Bank AG	A	$37,619	19%	$36,257	15%
JPMorgan Chase Bank, National Association	AA	31,443	16	34,297	15
Barclays Bank PLC	AA	23,458	12	35,060	15
BNP Paribas	AA	20,509	10	25,388	11
UBS AG	A	20,007	10	13,759	6

Subtotal		133,036	67	144,761	62
Others	At least A	64,933	33	90,253	38

Total		$197,969	100%	$235,014	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

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

The Federal Reserve concluded its program to purchase GSE debt on March 31, 2010. In total, the Federal Reserve purchased $172 billion of GSE debt, including $38 billion in FHLBank consolidated obligation bonds. The combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has generally improved the FHLBanks’ ability to issue debt at reasonable costs. During the first six months of 2010, the FHLBanks issued $30 billion in global bonds and over $392 billion in auctioned discount notes.

Liquidity

The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the FHLBank cannot access the capital markets for a targeted period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the FHLBank cannot access the capital markets for a targeted period of five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members.

Prior to establishing liquidity guidelines, the Finance Agency had issued a regulation on contingency liquidity that required each FHLBank to maintain at least five days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. This regulatory requirement does not stipulate that the Bank renew any maturing advances during the five-day timeframe. In addition to the Finance Agency’s regulatory requirement and guidelines on contingency liquidity, the Bank’s asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank’s operational guideline assumes that mortgage assets can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first six months of 2010 and during 2009. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position.

The following table shows the Bank’s principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the five-business-day and 90-day periods following June 30, 2010, and December 31, 2009. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2010		As of December 31, 2009
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days

Obligations due:
Commitments for new advances	$—	$—	$32	$32
Commitments to purchase investments	650	650	—	—
Demand deposits	1,538	1,538	1,647	1,647
Maturing member term deposits	3	29	16	28
Discount note and bond maturities and expected exercises of bond call options	1,950	28,846	7,830	52,493

Subtotal obligations	4,141	31,063	9,525	54,200

Sources of available funds:
Maturing investments	10,921	23,422	9,185	15,774
Cash at Federal Reserve Bank of San Francisco	7,631	7,631	8,280	8,280
Proceeds from scheduled settlements of discount notes and bonds	550	720	30	1,090
Loans to other FHLBanks	15	15	—	—
Maturing advances and scheduled prepayments	1,412	18,727	4,762	36,134

Subtotal sources	20,529	50,515	22,257	61,278

Net funds available	16,388	19,452	12,732	7,078

Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	17,173	—	19,457
Marketable money market investments	6,299	—	3,339	—
Temporary Liquidity Guarantee Program (TLGP) investments	2,188	2,188	2,186	2,186
FFCB bonds	1,132	1,132	—	—

Subtotal contingent sources	9,619	20,493	5,525	21,643

Total contingent funds available	$26,007	$39,945	$18,257	$28,721

(1)	The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and subject to estimated collateral discounts taken by securities dealers.

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

Regulatory Capital

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

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at June 30, 2010, and December 31, 2009. During the first six months of 2010, the Bank’s risk-based capital required decreased from $6.2 billion at December 31, 2009, to $5.5 billion at June 30, 2010. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank’s market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	June 30, 2010		December 31, 2009
(Dollars in millions)	Required	Actual	Required	Actual

Risk-based capital	$5,468	$14,320	$6,207	$14,657
Total regulatory capital	$6,328	$14,320	$7,714	$14,657
Total capital-to-assets ratio	4.00%	9.05%	4.00%	7.60%
Leverage capital	$7,910	$21,479	$9,643	$21,984
Leverage ratio	5.00%	13.58%	5.00%	11.40%

The Bank’s total regulatory capital ratio increased to 9.05% at June 30, 2010, from 7.60% at December 31, 2009, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank’s decision not to repurchase excess capital stock in 2009 and the first quarter of 2010.

In light of the Bank’s strengthened regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 13, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder’s pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder’s excess capital stock.

The Bank’s capital requirements are more fully discussed in the Bank’s 2009 Form 10-K in Note 13 to the Financial Statements.

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

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. The Bank assigns credit quality ratings to each member and nonmember to identify the credit strength of each borrower. These ratings are based on results from the Bank’s credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower’s current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis. The Bank assigns each member and nonmember borrower an internal rating from one to ten, with one as the highest rating. During the first six months of 2010, the Bank’s internal member credit ratings reflected continued financial deterioration of some members and nonmember borrowers resulting from market conditions and other factors.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s member and nonmember borrowers as of June 30, 2010, and December 31, 2009.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Credit Quality Rating

(Dollars in millions) June 30, 2010

	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	64	45	$9,196	$16,376	56%
4-6	205	136	86,784	194,656	45
7-10	134	92	4,914	10,100	49

Total	403	273	$100,894	$221,132	46%

December 31, 2009
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)(3)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used

1-3	68	52	$23,374	$36,202	65%
4-6	204	143	107,273	185,845	58
7-10	149	107	6,940	12,589	55

Total	421	302	$137,587	$234,636	59%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
(3)	The collateral borrowing capacity for members and nonmembers with a credit quality rating of 1-3 and the total collateral borrowing capacity, as of December 31, 2009, have been revised.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity

by Unused Borrowing Capacity

(Dollars in millions)

June 30, 2010

Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)

0% - 10%	14	$14,328	$15,862
11% - 25%	32	8,592	10,378
26% - 50%	60	52,039	95,036
More than 50%	167	25,935	99,856

Total	273	$100,894	$221,132

December 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding(3)	Credit Outstanding(1)(3)	Collateral Borrowing Capacity(2)(3)

0% - 10%	24	$1,957	$2,136
11% - 25%	43	33,154	42,353
26% - 50%	80	94,026	145,466
More than 50%	155	8,450	44,681

Total	302	$137,587	$234,636

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.
(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
(3)	Data as of December 31, 2009, have been revised.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities’ pricing volatility and market liquidity risks. Securities are delivered to the Bank’s custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2010, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate).

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2010, and December 31, 2009.

Composition of Securities Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	June 30, 2010		December 31, 2009
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity

U.S. Treasury (bills, notes, bonds)	$956	$986	$1,284	$1,280
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	5,289	5,307	7,366	7,298
Agency pools and collateralized mortgage obligations	19,128	18,955	23,348	22,738
PLRMBS – publicly registered AAA-rated senior tranches	422	295	535	379
Private-label home equity MBS – publicly registered AAA-rated senior tranches	—	—	1	—
Private-label commercial MBS – publicly registered AAA-rated senior tranches	52	42	89	68
PLRMBS – publicly registered AA-rated senior tranches	57	24	197	84
PLRMBS – publicly registered A-rated senior tranches	110	18	189	30
PLRMBS – publicly registered BBB-rated senior tranches	86	11	185	21
PLRMBS – publicly registered AAA- or AA-rated subordinate tranches	—	—	2	1
Private-label home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	12	2	16	3
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	—	—	13	8
Term deposits with the Bank	30	30	29	29

Total	$26,142	$25,670	$33,254	$31,939

With respect to loan collateral, most members may choose to pledge loan collateral using a specific identification method or a blanket lien method. Members pledging under the specific identification method must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. Under the blanket lien method, a member generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Members pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method, which entails a quarterly review by the Bank of certain data regarding the member and its pledged collateral.

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

As of June 30, 2010, 69% of the loan collateral pledged to the Bank was pledged by 36 institutions under specific identification, 23% was pledged by 188 institutions under blanket lien with detailed reporting, and 8% was pledged by 107 institutions under blanket lien with summary reporting.

As of June 30, 2010, the Bank’s maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 66% for multifamily mortgage loans, 58% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2010, and December 31, 2009.

Composition of Loan Collateral Pledged

by Members and by Nonmembers with Credit Outstanding

(In millions)

	June 30, 2010		December 31, 2009
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity

First lien residential mortgage loans(1)	$184,283	$114,038	$208,845	$120,245
Second lien residential mortgage loans and home equity lines of credit(1)	74,078	13,820	81,806	17,602
Multifamily mortgage loans	36,704	21,655	37,011	21,216
Commercial mortgage loans	54,679	29,568	58,783	30,550
Loan participations	23,521	15,714	21,389	12,097
Small business, small farm, and small agribusiness loans	2,738	531	3,422	672
Other	1,067	330	1,055	314

Total	$377,070	$195,656	$412,311	$202,696

(1)	The unpaid principal balance and borrowing capacity for first lien residential mortgage loans and for second lien residential mortgage loans and home equity lines of credit at December 31, 2009, have been revised.

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At June 30, 2010, and December 31, 2009, the amount of these loans totaled $36 billion and $38 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

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

The following tables present the Bank’s investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody’s, Standard & Poor’s, or comparable Fitch ratings.

Investment Credit Exposure

(In millions)

June 30, 2010

	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Federal funds sold	$—	$9,508	$4,962	$—	$—	$—	$—	$—	$—	$14,470
Trading securities:
GSEs:
FFCB bonds	1,132	—	—	—	—	—	—	—	—	1,132
MBS:
Other U.S. obligations:
Ginnie Mae	21	—	—	—	—	—	—	—	—	21
GSEs:
Fannie Mae	6	—	—	—	—	—	—	—	—	6

Total trading securities	1,159	—	—	—	—	—	—	—	—	1,159

Available-for-sale securities:
TLGP(2)	1,932	—	—	—	—	—	—	—	—	1,932
Held-to-maturity securities:
Interest-bearing deposits	—	3,659	2,935	—	—	—	—	—	—	6,594
Commercial paper(3)	—	1,499	858	—	—	—	—	—	—	2,357
Housing finance agency bonds	26	203	529	—	—	—	—	—	—	758
TLGP(2)	303	—	—	—	—	—	—	—	—	303
MBS:
Other U.S. obligations:
Ginnie Mae	14	—	—	—	—	—	—	—	—	14
GSEs:
Freddie Mac	2,268	—	—	—	—	—	—	—	—	2,268
Fannie Mae	6,614	—	—	—	—	—	—	—	—	6,614
Other:
PLRMBS	2,350	1,421	1,327	1,104	1,180	1,771	4,358	1,082	62	14,655

Total held-to-maturity securities	11,575	6,782	5,649	1,104	1,180	1,771	4,358	1,082	62	33,563

Total investments	$14,666	$16,290	$10,611	$1,104	$1,180	$1,771	$4,358	$1,082	$62	$51,124

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

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of June 30, 2010, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2010; and all of the securities had maturity dates within 45 days of June 30, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank’s district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either

Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2010, all of the bonds were rated at least A by Moody’s or Standard & Poor’s. There were no rating downgrades to the Bank’s housing finance agency bonds from July 1, 2010, to July 30, 2010. As of July 30, 2010, $529 million of the A-rated housing finance agency bonds issued by CalHFA and insured by Ambac or MBIA were on negative watch according to Moody’s or Standard & Poor’s.

At June 30, 2010, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $143 million. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2010, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at June 30, 2010 (based on the lower of Moody’s or Standard & Poor’s ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank’s investments also include agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS, some of which were issued by and/or purchased from members, former members, or their respective affiliates. At June 30, 2010, PLRMBS representing 48% of the amortized cost of the Bank’s MBS portfolio were labeled Alt-A by the issuer. Alt-A MBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2010, the Bank’s investment in MBS classified as held-to-maturity had gross unrealized losses totaling $4,416 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of June 30, 2010, all of the gross unrealized losses on its agency residential MBS are temporary.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2010, assumed CBSA-level current-to-trough home price declines ranging from 0% to 12% over the 3- to 9-month periods beginning April 1, 2010 (average price decline for all areas during their current-to-trough period equaled 4.5%). For each area, after the current-to-trough period, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to the cash flow analysis of the Bank’s PLRMBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was 5 percentage points lower at the trough compared to the base case scenario followed by a flatter recovery path. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5% to 17% over the 3- to 9-month periods beginning April 1, 2010. For each area, after the current-to-trough period, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth year, and 3% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more stressful housing price scenario at June 30, 2010:

	Three Months Ended June 30, 2010
	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	OTTI Related to All Other Factors

Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	9	$1,265	$28	$(24)	15	$1,573	$86	$(63)
Alt-A	99	8,143	114	72	143	10,826	474	4

Total	108	$9,408	$142	$48	158	$12,399	$560	$(59)

The Bank uses models in projecting the cash flows for all PLRMBS for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank’s OTTI analysis and reviews, see Note 5 to the Financial Statements.

The following table presents the ratings of the Bank’s PLRMBS investments as of June 30, 2010, by year of issuance and by collateral type classified at origination.

Unpaid Principal Balance of PLRMBS by Year of Issuance and Credit Rating

June 30, 2010

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total

Prime
2008	$—	$—	$—	$41	$—	$—	$249	$72	$—	$362
2007	—	—	—	96	—	23	286	494	—	899
2006	220	—	196	—	221	89	100	—	—	826
2005	71	27	28	—	—	74	66	—	—	266
2004 and earlier	1,804	640	356	88	—	22	—	—	—	2,910

Total Prime	2,095	667	580	225	221	208	701	566	—	5,263

Alt-A
2008	—	—	—	—	—	271	—	—	—	271
2007	—	—	—	—	805	1,329	1,822	417	107	4,480
2006	—	—	—	101	287	39	776	503	—	1,706
2005	18	207	199	772	263	586	3,313	178	—	5,536
2004 and earlier	233	598	605	89	—	42	—	—	—	1,567

Total Alt-A	251	805	804	962	1,355	2,267	5,911	1,098	107	13,560

Total par amount	$2,346	$1,472	$1,384	$1,187	$1,576	$2,475	$6,612	$1,664	$107	$18,823

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank’s other-than-temporarily impaired PLRMBS at June 30, 2010, by year of issuance and by collateral type classified at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS

by Year of Issuance and Credit Rating

June 30, 2010

(In millions)

	Unpaid Principal Balance
	Credit Rating(1)
Year of Issuance	AA	A	BBB	BB	B	CCC	CC	C	Total

Prime
2008	$—	$—	$—	$—	$—	$249	$72	$—	$321
2007	—	—	—	—	—	286	494	—	780
2006	—	—	—	135	29	100	—	—	264
2005	—		—	—	51	—	—	—	51
2004 and earlier	—	—	—	—	22	—	—	—	22

Total Prime	—	—	—	135	102	635	566	—	1,438

Alt-A
2007	—	—	—	580	1,329	1,823	417	107	4,256
2006	—	—	101	252	39	775	503	—	1,670
2005	162	163	257	194	165	2,677	93	—	3,711
2004 and earlier	—	158	54	—	42	—	—	—	254

Total Alt-A	162	321	412	1,026	1,575	5,275	1,013	107	9,891

Total par amount	$162	$321	$412	$1,161	$1,677	$5,910	$1,579	$107	$11,329

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

June 30, 2010

(Dollars in millions)

				For the Six Months Ended June 30, 2010			Underlying Collateral Performance and Credit Enhancement Statistics
Year of Issuance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support

Prime
2008	$345	$76	$305	$14	$(13)	$1	26.41%	30.00%	30.83%	30.83%
2007	832	310	610	18	36	54	21.12	22.93	19.99	7.27
2006	812	51	766	2	2	4	9.04	9.46	9.98	6.87
2005	265	45	227	—	—	—	13.60	11.79	16.69	6.82
2004 and earlier	2,913	222	2,694	—	4	4	6.51	4.04	8.79	4.23

Total Prime	5,167	704	4,602	34	29	63	11.13	10.29	12.80	4.23

Alt-A
2008	271	66	205	—	—	—	16.56	31.80	32.57	32.57
2007	4,179	1,519	2,922	72	20	92	33.67	32.95	31.23	9.08
2006	1,494	417	1,212	35	(16)	19	33.14	22.65	19.75	9.31
2005	5,293	1,479	4,035	59	131	190	20.92	14.05	16.48	5.40
2004 and earlier	1,578	220	1,364	2	16	18	13.66	7.92	16.55	8.65

Total Alt-A	12,815	3,701	9,738	168	151	319	25.75	21.02	22.10	5.40

Total	$17,982	$4,405	$14,340	$202	$180	$382	21.66%	18.02%	19.50%	4.23%

The following table presents the weighted average delinquency of the collateral underlying the Bank’s PLRMBS by collateral type classified at origination and by current credit rating.

Credit Ratings of PLRMBS as of June 30, 2010

(Dollars in millions)	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate

Prime
AAA-rated	$2,095	$2,097	$2,097	$119	4.79%
AA-rated	667	665	665	74	9.06
A-rated	580	576	576	49	8.32
BBB-rated	225	226	226	44	11.80
BB-rated	221	220	217	5	7.44
B-rated	208	206	190	29	13.71
CCC-rated	701	672	446	240	23.72
CC-rated	566	505	361	144	24.55

Total Prime	5,263	5,167	4,778	704	11.13

Alt-A
AAA-rated	251	253	253	31	14.03
AA-rated	805	812	755	150	15.04
A-rated	804	808	752	112	12.73
BBB-rated	962	960	877	223	16.59
BB-rated	1,355	1,285	963	439	29.15
B-rated	2,267	2,160	1,581	756	28.35
CCC-rated	5,911	5,495	3,913	1,699	27.33
CC-rated	1,098	944	721	255	36.31
C-rated	107	98	62	36	19.88

Total Alt-A	13,560	12,815	9,877	3,701	25.75

Total PLRMBS	$18,823	$17,982	$14,655	$4,405	21.66%

Unpaid Principal Balance of PLRMBS by Collateral Type Classified at Origination

	June 30, 2010			December 31, 2009
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total

PLRMBS:
Prime	$2,465	$2,798	$5,263	$3,083	$2,983	$6,066
Alt-A	6,399	7,161	13,560	7,544	6,890	14,434

Total	$8,864	$9,959	$18,823	$10,627	$9,873	$20,500

PLRMBS in a Loss Position

at June 30, 2010, and Credit Ratings as of July 30, 2010

(Dollars in millions)

	June 30, 2010						July 30, 2010
PLRMBS backed by loans classified at origination as:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist

Prime	$4,990	$4,895	$4,506	$704	11.62%	37.07%	36.59%	66.01%	33.99%	44.78%
Alt-A	13,536	12,807	9,869	3,701	25.72	1.85	1.85	18.98	81.02	32.16

Total	$18,526	$17,702	$14,375	$4,405	21.92%	11.33%	11.20%	31.64%	68.36%	35.56%

The following table presents the fair value of the Bank’s PLRMBS as a percentage of the unpaid principal balance by collateral type and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Prime
2008	84.19%	80.87%	77.59%	74.55%	80.25%
2007	67.93	62.44	67.64	62.69	64.78
2006	92.68	90.88	85.40	85.95	80.03
2005	85.25	83.73	82.15	78.16	70.43
2004 and earlier	92.56	90.87	89.57	89.79	85.02
Weighted average of all Prime	87.43	85.17	84.23	83.41	80.14

Alt-A
2008	75.78	75.21	51.17	49.16	58.72
2007	65.23	63.53	60.96	59.48	56.36
2006	71.03	68.76	66.74	64.48	58.69
2005	72.89	70.87	69.34	67.55	64.85
2004 and earlier	87.08	84.79	82.56	81.27	72.98
Weighted average of all Alt-A	71.82	69.89	67.41	65.73	62.14
Weighted average of all PLRMBS	76.19%	74.28%	72.39%	71.09%	67.80%

The following table summarizes rating agency downgrade actions on PLRMBS that occurred from July 1, 2010, to July 30, 2010. The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

PLRMBS Downgraded from July 1, 2010, to July 30, 2010

Dollar Amounts as of June 30, 2010

	To AA		To BBB		To BB		To CCC		To CC		To C		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

PLRMBS:
Downgrade from AAA	$24	$23	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$24	$23
Downgrade from AA	—	—	45	38	—	—	11	16	—	—	—	—	56	54
Downgrade from BBB	—	—	—	—	53	35	137	140	—	—	—	—	190	175
Downgrade from CCC	—	—	—	—	—	—	—	—	204	220	321	359	525	579
Downgrade from CC	—	—	—	—	—	—	—	—	—	—	603	696	603	696

Total	$24	$23	$45	$38	$53	$35	$148	$156	$204	$220	$924	$1,055	$1,398	$1,527

The securities that were downgraded from July 1, 2010, to July 30, 2010, were included in the Bank’s OTTI analysis performed as of June 30, 2010, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of June 30, 2010, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to unusually wide mortgage asset spreads, generally resulting from an illiquid market, which caused these assets to be valued at significant discounts to their acquisition costs. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2010, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2010. Additional future OTTI credit charges could adversely affect the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)

June 30, 2010

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$79,046	$1,158	$1,134	$24
A(2)	118,463	688	682	6
Subtotal	197,509	1,846	1,816	30
Member institutions(3)	460	1	1	—
Total derivatives	$197,969	$1,847	$1,817	$30

December 31, 2009

Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Collateral	Net Unsecured Exposure
AA	$101,059	$1,129	$1,101	$28
A(2)	133,647	698	690	8
Subtotal	234,706	1,827	1,791	36
Member institutions(3)	308	—	—	—
Total derivatives	$235,014	$1,827	$1,791	$36

(1)	The credit ratings used by the Bank are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.
(2)	Includes notional amounts of derivatives contracts outstanding totaling $13.8 billion at June 30, 2010, and $16.6 billion at December 31, 2009, with Citibank, N.A., a member that is a derivatives dealer counterparty.
(3)	Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at June 30, 2010, and at December 31, 2009.

At June 30, 2010, the Bank had a total of $198.0 billion in notional amounts of derivatives contracts outstanding. Of this total:

•

$197.5 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Eight of these counterparties made up 87% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 19% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $72.0 billion of derivatives outstanding at June 30, 2010, were affiliates of members, and one counterparty, with $13.8 billion outstanding at June 30, 2010, was a member of the Bank.

•

$460 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank’s intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at June 30, 2010, was $1.8 billion, which consisted of:

•

$1.8 billion of gross credit exposure on open derivatives contracts with 13 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $30 million.

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

The Bank’s gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $1.8 billion at June 30, 2010, and $1.8 billion at December 31, 2009. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank’s gross credit exposure remained the same from December 31, 2009, to June 30, 2010, even though the notional amount outstanding decreased from $235.0 billion at December 31, 2009, to $198.0 billion at June 30, 2010. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2009, to June 30, 2010, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties” in the Bank’s 2009 Form 10-K.

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

In the Bank’s 2009 Form 10-K, the following accounting policies and estimates were identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first six months of 2010 in applying the Bank’s critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank’s 2009 Form 10-K and in Note 12 to the Financial Statements.

Recently Issued Accounting Standards and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Financial Reform Legislation. On July 21, 2010, the Wall Street Reform and Consumer Protection Act (Reform Act) was signed into law. The Reform Act, among other effects: (1) creates a consumer financial protection agency; (2) creates an inter-agency oversight council to identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders of entities that are subject to the proxy rules under the Securities Exchange Act of 1934, as amended, with an advisory vote on the entities’ compensation practices, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk retention requirement, for mortgage-backed securities; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office to monitor the insurance industry.

The Bank’s business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission are all likely to be affected by the passage of the Reform Act and implementing regulations. For example, under the derivatives regulation portion of the Reform Act, if determined to be a “major swap participant,” the Bank could be required to execute certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and be subject to additional capital and margin requirements. In addition, derivatives transactions not subject to exchange trading or centralized clearing could also be subject to additional margin requirements, and all derivatives transactions could be subject to new reporting requirements. Such additional requirements would likely increase the cost of the Bank’s hedging activities and may adversely affect the Bank’s ability to hedge its interest rate risk exposure, to achieve its risk management objectives, and to act as an intermediary between its members and counterparties.

In addition, if identified by the Federal Reserve Board (Federal Reserve) as a systemically important financial institution, the Bank could be subject to additional prudential standards established by the Federal Reserve. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Reform Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semiannual stress tests.

The Reform Act also makes a number of changes to the federal deposit insurance program that could impact the Bank’s members. Among the changes, it requires the Federal Deposit Insurance Corporation (FDIC) to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds; it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000; it increases the reserve ratio for the FDIC insurance fund, which is likely to cause an increase in the assessments imposed on federally insured institutions; and it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The Reform Act may provide an incentive for some of the Bank’s members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.

It is not possible to predict the full impact of the Reform Act on the Bank or its members.

FHLBank Conservatorship and Receivership Proposed Rule. On July 9, 2010, the Finance Agency issued a proposed rule implementing the conservatorship and receivership provisions of the Housing Act, which apply to Fannie Mae, Freddie Mac and the FHLBanks. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLBank that is put into conservatorship or receivership by the Finance Agency. Comments on the proposed rule must be submitted to the Finance Agency by September 7, 2010.

Annual Designation of Member Director and Independent Director Positions. On June 21, 2010, the Finance Agency redesignated one of the Bank’s eight member director positions from Nevada to California, effective January 1, 2011. This will result in four member director positions for California, three for Nevada, and one for Arizona for 2011. The member director position redesignated from Nevada to California, which has a current term ending December 31, 2010, is currently open and is to be filled through an election of the members located in California to be held in the fourth quarter of 2010, for a four-year term beginning January 1, 2011.

In addition, the Finance Agency designated six independent director positions for the Bank for 2011, the same as for 2010. The Bank will hold an election for two of these positions for terms beginning January 1, 2011. One of these positions is designated as a public interest director position and will have a four-year term ending December 31, 2014. To implement staggering of director terms over four years, the Finance Agency has assigned a one-year term to the other position, which will expire December 31, 2011.

FHLBank Mortgage Purchases and Affordable Housing Goals Proposed Rule. On May 28, 2010, the Finance Agency issued a proposed rule that would implement the requirement in the Housing Act for the Finance Agency to impose affordable housing goals on an FHLBank’s mortgage purchases. Under the proposed rule, if an FHLBank’s mortgage purchases under the Acquired Member Assets program exceed $2.5 billion in a given year, the FHLBank would be subject to three single-family, owner-occupied, purchase-money mortgage goals and one single-family refinancing mortgage goal. If an FHLBank fails to meet one of these housing goals, the proposed rule would allow the Finance Agency to require the FHLBank to submit a housing plan for future compliance with appropriate housing goals. Comments on the proposed rule were due July 12, 2010.

Finance Agency Proposed Rule Regarding FHLBank Investments. On May 4, 2010, the Finance Agency issued a proposed rule regarding FHLBank investments. Among other effects, the proposed rule would incorporate the current limitations on MBS investments and derivatives activities that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the level of MBS investments to no more than 300% of an FHLBank’s capital). The Finance Agency requested comment on whether additional limitations on an FHLBank’s MBS investments should be adopted as part of a final regulation and whether with respect to private-label MBS investments such limitations should be based on an FHLBank’s level of retained earnings, the underlying collateral characteristics, or other criteria. Comments on the proposed rule were due July 6, 2010.

FDIC Deposit Insurance and Risk-Based Assessment Rates Proposed Rule. On May 3, 2010, the FDIC issued a proposed rule that would use performance and loss severity measurement scores to determine the risk-based assessment rates for large FDIC-insured institutions. Under one of the measurements used in calculating the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Under one of the measurements used in calculating the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve and would also be subject to higher assessment rates. The use of both these ratios in determining an institution’s deposit insurance assessment rate may provide an incentive for large member institutions to seek and hold more core deposits, which could reduce their need for access to advances from the Bank. This incentive could have the effect of reducing certain members’ use of Bank advances to meet their liquidity needs.

Board of Directors of the Federal Home Loan Bank System Office of Finance. On April 26, 2010, the Finance Agency adopted a final rule to increase the size of the Board of Directors of the Office of Finance to consist of the 12 FHLBank presidents and five independent directors. The final rule provides that the independent directors will serve as the audit committee of the Office of Finance and will be charged with the oversight of the Office of Finance’s preparation of combined financial reports. The final rule also gives responsibilities to the audit committee to ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports. If the FHLBanks are not able to agree on consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may require them. In accordance with the final rule, the Finance Agency appointed the following independent directors: H Ronald Weissman (five-year term), J. Michael Davis (one-year term), Kathleen Crum McKinney (two-year term), Walter H. Morris, Jr. (four-year term), and Jonathan A. Scott (three-year term). On July 20, 2010, the Board of Directors of the Office of Finance held an organizational meeting at which the Board of Directors was reconstituted in accordance with the terms of the final rule. Once the terms of the independent directors initially appointed by the Finance Agency expire or the positions otherwise become vacant, the independent directors subsequently will be elected by a majority vote of the Board of Directors of the Office of Finance, subject to the Finance Agency’s review of, and non-objection to, each independent director.

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

The Bank’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $846.5 billion at June 30, 2010, and $930.6 billion at December 31, 2009. The par value of the Bank’s participation in consolidated obligations was $143.1 billion at June 30, 2010, and $178.2 billion at December 31, 2009. At June 30, 2010, the Bank had committed to the issuance of $0.7 billion in consolidated obligation bonds, all of which were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps. For additional information on the Bank’s joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank’s 2009 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank’s balance sheet or may be recorded on the Bank’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2010, the Bank did not have any advance commitments and had $6.2 billion in standby letters of credit outstanding. At December 31, 2009, the Bank had $32 million of advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at December 31, 2009. The estimated fair value of the letters of credit was $29 million and $27 million at June 30, 2010, and at December 31, 2009, respectively.

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

The Bank’s net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. The Bank’s measured net portfolio value of capital sensitivity was within the policy limit as of June 30, 2010.

To determine the Bank’s estimated risk sensitivities to interest rates for both the market value of capital sensitivity and net portfolio value of capital sensitivity, the Bank uses a third-party proprietary asset and liability system to calculate estimated net portfolio values under alternative interest rate scenarios. The system analyzes all of the Bank’s financial instruments, including derivatives, on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a mortgage prepayment model.

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

Interest Rate Scenario(1)	June 30, 2010	December 31, 2009
+200 basis-point change above current rates	–11.3%	–9.0%
+100 basis-point change above current rates	–6.9	–5.3
–100 basis-point change below current rates(2)	+14.5	+12.1
–200 basis-point change below current rates(2)	+18.9	+21.6

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2010, show similar sensitivity compared to the estimates as of December 31, 2009. Compared to interest rates as of December 31, 2009, interest rates as of June 30, 2010, were 19 basis points higher for terms of 1 year, 93 basis points lower for terms of 5 years, and 97 basis points lower for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, the Bank determined that the market value of capital sensitivity is not the best indication of risk from a held-to-maturity perspective, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank’s assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank’s net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2010, show substantially the same sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2010	December 31, 2009
+200 basis-point change above current rates	–2.9%	–4.4%
+100 basis-point change above current rates	–0.9	–1.8
–100 basis-point change below current rates(2)	–0.2	+0.2
–200 basis-point change below current rates(2)	–0.2	+0.1

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors’ policy limit on projected adverse changes in the potential dividend yield. The Bank’s potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period July 2010 through June 2011 would be expected to decrease by 69 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank’s duration gap was six months at June 30, 2010, and four months at December 31, 2009.

Total Bank Duration Gap Analysis

	June 30, 2010		December 31, 2009
	Amount (In millions)	Duration Gap(1) (In months)	Amount (In millions)	Duration Gap(1) (In months)
Assets	$158,198	10	$192,862	9
Liabilities	151,900	4	186,632	5
Net	$6,298	6	$6,230	4

(1)	Duration gap values include the impact of interest rate exchange agreements.

The duration gap as of June 30, 2010, was slightly longer than the duration gap as of December 31, 2009. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, management does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank’s variable rate funding. The Bank also invests in agency or TLGP investments with terms of less than two years to leverage the Bank’s excess capital stock. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

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

The Bank purchases a mix of intermediate-term fixed rate and floating rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

The Bank manages the estimated interest rate risk associated with mortgage assets, including prepayment risk, through a combination of debt issuance and derivatives. The Bank may obtain funding through callable and non-callable FHLBank System debt and may execute derivatives transactions to achieve principal cash flow patterns and market value sensitivities for the liabilities and derivatives that provide a significant offset to the interest rate and prepayment risks associated with the mortgage assets. Debt issued to finance mortgage assets may be fixed rate debt, callable fixed rate debt, or adjustable rate debt. Derivatives may be used as temporary hedges of anticipated debt issuance or long-term hedges of debt used to finance the mortgage assets. The derivatives used to hedge the interest rate risk of fixed rate mortgage assets generally may be options to enter into interest rate swaps (swaptions) or callable and non-callable pay-fixed interest rate swaps. Derivatives used to hedge the periodic cap risks of adjustable rate mortgages may be receive-adjustable, pay-adjustable swaps with embedded caps that offset the periodic caps in the mortgage assets.

In May 2008, the Board of Directors approved a modification to the Bank’s Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank’s exposure to interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank’s mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific mortgage assets for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2010, and December 31, 2009.

Market Value of Capital Sensitivity

Estimated Percentage Change in Market Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2010	December 31, 2009
+200 basis-point change	–9.5%	–6.2%
+100 basis-point change	–6.0	–4.0
–100 basis-point change(2)	+13.3	+11.1
–200 basis-point change(2)	+17.2	+19.8

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank’s estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2010, show similar sensitivity compared to the estimates as of December 31, 2009. Compared to interest rates as of December 31, 2009, interest rates as of June 30, 2010, were 19 basis points higher for terms of 1 year, 93 basis points lower for terms of 5 years, and 97 basis points lower for terms of 10 years. As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank’s MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank’s measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank’s held-to-maturity classification, the Bank determined that the market value of capital sensitivity is not the best indication of risk from a held-to-maturity perspective, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank’s interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank’s estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2010, show similar sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity

Estimated Percentage Change in Net Portfolio Value of Bank Capital

Attributable to the Mortgage-Related Business for Various Changes in

Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2010	December 31, 2009
+200 basis-point change above current rates	–1.6%	–2.5%
+100 basis-point change above current rates	–0.2	–1.0
–100 basis-point change below current rates(2)	–1.1	–0.4
–200 basis-point change below current rates(2)	–1.4	–1.0

(1)	Instantaneous change from actual rates at dates indicated.
(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer, as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer, have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the three months ended June 30, 2010, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. On March 15, 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco, relating to the purchase of private-label residential mortgage-backed securities. The Bank’s complaints are actions for rescission and damages and assert claims for violations of state and federal securities laws, negligent misrepresentation, and rescission of contract. On June 10, 2010, the Bank filed amended complaints to, among other things, add as defendants: WaMu Capital Corp. as the securities dealer that sold the Bank five certificates in the amount paid of approximately $637 million, and Washington Mutual Mortgage Securities Corp. as the issuer of those five certificates. For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009. After consultation with legal counsel, management is not aware of any other legal proceedings that may have a material effect on the Bank’s financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco’s (Bank’s) Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank’s 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2010.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum
Senior Vice President, Controller and Operations Officer (Chief Accounting Officer)