Form 10-Q
period 2010-09-30
Federal Home Loan Bank of San Francisco
filed 2010-11-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51398
FEDERAL HOME LOAN BANK OF SAN FRANCISCO
(Exact name of registrant as specified in its charter)
  ____________________________________

Federally chartered corporation	94-6000630
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

600 California Street San Francisco, CA	94108
(Address of principal executive offices)	(Zip code)
(415) 616-1000
(Registrant's telephone number, including area code)
  ____________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 29, 2010
Class B Stock, par value $100	125,038,227

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2	$8,280
Federal funds sold	16,001	8,164
Trading securities(a)	1,612	31
Available-for-sale securities(a)	1,929	1,931
Held-to-maturity securities (fair values were $30,559 and $35,682, respectively)(b)	30,227	36,880
Advances (includes $11,090 and $21,616 at fair value under the fair value option, respectively)	89,327	133,559
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $4 and $2, respectively	2,623	3,037
Loans to other Federal Home Loan Banks	120	—
Accrued interest receivable	198	355
Premises and equipment, net	23	21
Derivative assets	505	452
Other assets	128	152
Total Assets	$142,695	$192,862
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing:
Demand and overnight	$148	$192
Term	8	29
Other	3	1
Non-interest-bearing - other	3	2
Total deposits	162	224
Consolidated obligations, net:
Bonds (includes $16,962 and $37,022 at fair value under the fair value option, respectively)	118,764	162,053
Discount notes	11,138	18,246
Total consolidated obligations, net	129,902	180,299
Mandatorily redeemable capital stock	3,627	4,843
Accrued interest payable	598	754
Affordable Housing Program	173	186
Payable to REFCORP	34	25
Derivative liabilities	152	205
Other liabilities	846	96
Total Liabilities	135,494	186,632
Commitments and Contingencies (Note 13)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
89 shares and 86 shares, respectively	8,875	8,575
Restricted retained earnings	1,478	1,239
Accumulated other comprehensive loss	(3,152)	(3,584)
Total Capital	7,201	6,230
Total Liabilities and Capital	$142,695	$192,862

(a)	At September 30, 2010, and at December 31, 2009, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $75 at September 30, 2010, and $40 at December 31, 2009, pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Interest Income:
Advances	$255	$546	$861	$2,363
Prepayment fees on advances, net	11	2	50	22
Federal funds sold	8	5	21	18
Trading securities	2	—	3	1
Available-for-sale securities	2	—	4	—
Held-to-maturity securities	249	358	819	1,162
Mortgage loans held for portfolio	33	39	108	118
Total Interest Income	560	950	1,866	3,684
Interest Expense:
Consolidated obligations:
Bonds	241	418	799	1,866
Discount notes	8	67	30	435
Mandatorily redeemable capital stock	5	7	11	7
Total Interest Expense	254	492	840	2,308
Net Interest Income	306	458	1,026	1,376
Provision for credit losses on mortgage loans	—	—	2	1
Net Interest Income After Mortgage Loan Loss Provision	306	458	1,024	1,375
Other Loss:
Services to members	—	—	—	1
Net (loss)/gain on trading securities	—	—	(1)	1
Total other-than-temporary impairment loss on held-to-maturity securities	(87)	(1,385)	(469)	(3,824)
Portion of impairment loss recognized in other comprehensive income	31	1,069	211	3,332
Net other-than-temporary impairment loss on held-to-maturity securities	(56)	(316)	(258)	(492)
Net gain/(loss) on advances and consolidated obligation bonds held at fair value	66	(62)	(55)	(423)
Net (loss)/gain on derivatives and hedging activities	(98)	(166)	(257)	92
Other	2	1	5	3
Total Other Loss	(86)	(543)	(566)	(818)
Other Expense:
Compensation and benefits	16	14	49	44
Other operating expense	12	12	37	36
Federal Housing Finance Agency	3	3	9	8
Office of Finance	1	2	4	5
Other	1	—	5	—
Total Other Expense	33	31	104	93
Income/(Loss) Before Assessments	187	(116)	354	464
REFCORP	34	(21)	65	85
Affordable Housing Program	16	(10)	30	38
Total Assessments	50	(31)	95	123
Net Income/(Loss)	$137	$(85)	$259	$341
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(a)				570	570	(570)	—
Issuance of capital stock	1	56					56
Capital stock reclassified from mandatorily redeemable capital stock, net	6	572					572
Comprehensive income/(loss):
Net income				341	341		341
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(1)	(1)
Other-than-temporary impairment loss related to all other factors						(3,740)	(3,740)
Reclassified to income for previously impaired securities						408	408
Accretion of impairment loss						309	309
Total comprehensive income/(loss)							(2,683)
Transfers to restricted retained earnings			889	(889)	—		—
Dividends on capital stock (0.28%)
Cash dividends paid		—	—	(22)	(22)		(22)
Balance, September 30, 2009	103	$10,244	$1,065	$—	$1,065	$(3,601)	$7,708
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	54			—	—	54
Repurchase/redemption of capital stock	(6)	(618)		—	—		(618)
Capital stock reclassified to mandatorily redeemable capital stock, net	9	864			—		864
Comprehensive income/(loss):
Net income				259	259		259
Other comprehensive income/(loss):
Net change in available-for-sale valuation						2	2
Other-than-temporary impairment loss related to all other factors					—	(466)	(466)
Reclassified to income for previously impaired securities					—	255	255
Accretion of impairment loss					—	641	641
Total comprehensive income/(loss)							691
Transfers to restricted retained earnings			239	(239)	—		—
Dividends on capital stock (0.32%)
Cash dividends paid		—	—	(20)	(20)		(20)
Balance, September 30, 2010	89	$8,875	$1,478	$—	$1,478	$(3,152)	$7,201

(a)
Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 to the Financial Statements in the Bank's 2009 Form 10-K.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$259	$341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(7)	(232)
Provision for credit losses on mortgage loans	2	1
Change in net fair value adjustment on trading securities	1	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	55	423
Change in net fair value adjustment on derivatives and hedging activities	59	(597)
Net other-than-temporary impairment loss on held-to-maturity securities	258	492
Other adjustments	—	1
Net change in:
Accrued interest receivable	206	547
Other assets	—	7
Accrued interest payable	(169)	(585)
Other liabilities	(5)	20
Total adjustments	400	76
Net cash provided by operating activities	659	417
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(7,837)	2,345
Loans to other Federal Home Loan Banks	(120)	—
Premises and equipment	(7)	(6)
Trading securities:
Proceeds from maturities	4	4
Purchases	(1,586)	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	1,239	3,324
Proceeds from maturities of long-term	6,857	5,933
Purchases of long-term	(520)	(406)
Advances:
Principal collected	159,970	835,367
Made to members	(115,894)	(755,682)
Mortgage loans held for portfolio:
Principal collected	415	530
Net cash provided by investing activities	42,521	91,409

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2010	2009
Cash Flows from Financing Activities:
Net change in:
Deposits	(118)	(834)
Net payments on derivative contracts with financing elements	64	106
Net proceeds from consolidated obligations:
Bonds issued	65,299	57,264
Discount notes issued	69,708	126,457
Payments for consolidated obligations:
Bonds matured or retired	(108,694)	(114,199)
Discount notes matured or retired	(76,781)	(174,155)
Proceeds from issuance of capital stock	54	56
Payments for repurchase/redemption of mandatorily redeemable capital stock	(352)	(16)
Payments for repurchase of capital stock	(618)	—
Cash dividends paid	(20)	(22)
Net cash used in financing activities	(51,458)	(105,343)
Net decrease in cash and cash equivalents	(8,278)	(13,517)
Cash and cash equivalents at beginning of the period	8,280	19,632
Cash and cash equivalents at end of the period	$2	$6,115
Supplemental Disclosures:
Interest paid during the period	$938	$3,528
Affordable Housing Program payments during the period	43	38
REFCORP payments during the period	56	53
Transfers of mortgage loans to real estate owned	4	3
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

Note 1 — Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the Bank's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the fair value of derivatives, investments classified as other-than-temporarily impaired, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. In addition, significant judgments, estimates, and assumptions were made in the determination of other-than-temporarily impaired securities. Changes in judgments, estimates, and assumptions could potentially affect the Bank's financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Descriptions of the Bank's significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to the Financial Statements in the Bank's 2009 Form 10-K. Other changes to these policies as of September 30, 2010, are discussed in Note 2 to the Financial Statements.

Note 2 — Recently Issued and Adopted Accounting Guidance

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of the credit risk inherent in the financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes in the allowance of credit losses and reasons for those changes. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Scope Exception Related to Embedded Credit Derivative. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

form other than such subordination will need to assess those embedded credit derivatives to determine whether bifurcation and separate accounting as a derivative are required. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment would be recognized prior to applying the fair value option election. This amended guidance became effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). The Bank adopted this amended guidance as of July 1, 2010, and the adoption has not had a material effect on the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010, with the exception of the required changes noted above related to the reconciliation of Level 3 fair values. Its adoption resulted in increased financial statement disclosures but did not have any effect on the Bank's financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities (VIEs). This guidance was to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based on the occurrence of triggering events. In addition, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. The Bank evaluated its investments in VIEs, which are limited to the Bank's private-label residential mortgage-backed securities (PLRMBS), and determined that as of January 1, 2010, and September 30, 2010, consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance included (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also required enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

Trading securities as of September 30, 2010, and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Estimated Fair Value	Weighted Average Interest Rate	Estimated Fair Value	Weighted Average Interest Rate
Government-sponsored enterprises (GSEs):
Federal Farm Credit Bank (FFCB) bonds	$1,457	0.49%	$—	—%
Temporary Liquidity Guarantee Program (TLGP)(1)	129	2.20	—	—
Mortgage-backed securities (MBS):
Other U.S. obligations:
Ginnie Mae	21	3.39	23	4.11
GSEs:
Fannie Mae	5	4.77	8	4.77
Total	$1,612	0.68%	$31	4.28%

(1)    TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the FFCB bonds and TLGP securities is from one year through five years as of September 30, 2010. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Interest Rate Payment Terms. Interest rate payment terms for trading securities at September 30, 2010, and December 31, 2009, are detailed in the following table:

	September 30, 2010	December 31, 2009
Estimated fair value of trading securities other than MBS:
Fixed rate	$129	$—
Adjustable rate	1,457	—
Subtotal	1,586	—
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	21	23
Collateralized mortgage obligations:
Fixed rate	5	8
Subtotal	26	31
Total	$1,612	$31

The net unrealized gain/(loss) on trading securities was immaterial for the three months ended September 30, 2010 and 2009, respectively. The net unrealized (loss)/gain on trading securities was $(1) and $1 for the nine months ended September 30, 2010 and 2009, respectively. These amounts represent the changes in the fair value of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities as of September 30, 2010, and December 31, 2009, were as follows:

September 30, 2010
	Amortized Cost(1)	Other-Than- Temporary Impairment (OTTI) Recognized in Accumulated Other Comprehensive Income/(Loss) (AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP	$1,928	$—	$1	$—	$1,929	0.49%

December 31, 2009
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Interest Rate
TLGP	$1,932	$—	$—	$(1)	$1,931	0.41%

(1)    Amortized cost includes unpaid principal balance and unamortized premiums and discounts.

The following table summarizes the available-for-sale securities with unrealized losses as of September 30, 2010, and December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP	$587	$—	$—	$—	$587	$—

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP	$1,281	$1	$—	$—	$1,281	$1

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the Bank's TLGP securities is from one year through five years as of September 30, 2010, and December 31, 2009.

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $5 at September 30, 2010, and net premiums of $8 at December 31, 2009.

Interest Rate Payment Terms. Available-for-sale securities at September 30, 2010, and December 31, 2009, had adjustable rate interest payment terms.

Other-Than-Temporary Impairment. On a quarterly basis, the Bank evaluates its individual available-for-sale investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank's best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

For all the securities in its available-for-sale portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

As of September 30, 2010, the Bank's available-for-sale portfolio had immaterial gross unrealized losses. As a result, the Bank determined that the unrealized losses on its available-for-sale investment securities are temporary because it determined that the strength of the guarantees and direct support from the U.S. government was sufficient to protect the Bank from losses.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

September 30, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$4,115	$—	$4,115	$—	$—	$4,115
Commercial paper	2,259	—	2,259	—	—	2,259
Housing finance agency bonds	743	—	743	—	(109)	634
TLGP	302	—	302	—	—	302
Subtotal	7,419	—	7,419	—	(109)	7,310
MBS:
Other U.S. obligations:
Ginnie Mae	34	—	34	—	—	34
GSEs:
Freddie Mac	2,387	—	2,387	106	—	2,493
Fannie Mae	6,457	—	6,457	280	(11)	6,726
Subtotal GSEs	8,844	—	8,844	386	(11)	9,219
PLRMBS:
Prime	4,737	(354)	4,383	155	(252)	4,286
Alt-A, option ARM	1,828	(728)	1,100	51	(15)	1,136
Alt-A, other	10,510	(2,063)	8,447	687	(560)	8,574
Subtotal PLRMBS	17,075	(3,145)	13,930	893	(827)	13,996
Total MBS	25,953	(3,145)	22,808	1,279	(838)	23,249
Total	$33,372	$(3,145)	$30,227	$1,279	$(947)	$30,559

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2009
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,510	$—	$6,510	$—	$—	$6,510
Commercial paper	1,100	—	1,100	—	—	1,100
Housing finance agency bonds	769	—	769	—	(138)	631
TLGP	304	—	304	—	(1)	303
Subtotal	8,683	—	8,683	—	(139)	8,544
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	16	—	—	16
GSEs:
Freddie Mac	3,423	—	3,423	150	(1)	3,572
Fannie Mae	8,467	—	8,467	256	(13)	8,710
Subtotal GSEs	11,890	—	11,890	406	(14)	12,282
PLRMBS:
Prime	5,999	(407)	5,592	72	(554)	5,110
Alt-A, option ARM	2,086	(908)	1,178	37	(104)	1,111
Alt-A, other	11,781	(2,260)	9,521	385	(1,287)	8,619
Subtotal PLRMBS	19,866	(3,575)	16,291	494	(1,945)	14,840
Total MBS	31,772	(3,575)	28,197	900	(1,959)	27,138
Total	$40,455	$(3,575)	$36,880	$900	$(2,098)	$35,682

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

As of September 30, 2010, all of the interest-bearing deposits, commercial paper, and housing finance agency bonds had a credit rating of at least A. The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, as of September 30, 2010, 32% of the PLRMBS, based on amortized cost, were rated above investment grade (12% had a credit rating of AAA), and the remaining 68% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

At September 30, 2010, PLRMBS labeled Alt-A by the issuer represented 47% of the amortized cost of the Bank's MBS portfolio. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.
The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2010, and December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,056	$—	$—	$—	$3,056	$—
Commercial paper	1,560	—	—	—	1,560	—
Housing finance agency bonds	—	—	634	109	634	109
Subtotal	4,616	—	634	109	5,250	109
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	5	—	5	—
GSEs:
Freddie Mac	2	—	30	—	32	—
Fannie Mae	309	4	94	7	403	11
Subtotal GSEs	311	4	124	7	435	11
PLRMBS(1):
Prime	11	—	3,611	606	3,622	606
Alt-A, option ARM	—	—	1,126	743	1,126	743
Alt-A, other	—	—	8,566	2,623	8,566	2,623
Subtotal PLRMBS	11	—	13,303	3,972	13,314	3,972
Total MBS	322	4	13,432	3,979	13,754	3,983
Total	$4,938	$4	$14,066	$4,088	$19,004	$4,092

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$6,510	$—	$—	$—	$6,510	$—
Housing finance agency bonds	30	7	600	131	630	138
TLGP	303	1	—	—	303	1
Subtotal	6,843	8	600	131	7,443	139
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	13	—	13	—
GSEs:
Freddie Mac	—	—	40	1	40	1
Fannie Mae	1,037	10	172	3	1,209	13
Subtotal GSEs	1,037	10	212	4	1,249	14
PLRMBS(1):
Prime	—	—	5,110	961	5,110	961
Alt-A, option ARM	—	—	1,111	1,012	1,111	1,012
Alt-A, other	—	—	8,619	3,547	8,619	3,547
Subtotal PLRMBS	—	—	14,840	5,520	14,840	5,520
Total MBS	1,037	10	15,065	5,524	16,102	5,534
Total	$7,880	$18	$15,665	$5,655	$23,545	$5,673

(1)    Includes securities with gross unrecognized holding losses of $827 and $1,945 at September 30, 2010, and December 31, 2009, respectively, and securities with OTTI charges of $3,145 and $3,575 that have been recognized in AOCI at September 30, 2010, and December 31, 2009, respectively.

As indicated in the tables above, as of September 30, 2010, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $4,092, primarily relating to PLRMBS. The gross unrealized losses associated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2010, and December 31, 2009, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

September 30, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in 1 year or less	$6,676	$6,676	$6,676	0.29%
Due after 1 year through 5 years	7	7	7	0.62
Due after 5 years through 10 years	26	26	23	0.59
Due after 10 years	710	710	604	0.69
Subtotal	7,419	7,419	7,310	0.33
MBS:
Other U.S. obligations:
Ginnie Mae	34	34	34	1.97
GSEs:
Freddie Mac	2,387	2,387	2,493	4.53
Fannie Mae	6,457	6,457	6,726	4.01
Subtotal GSEs	8,844	8,844	9,219	4.15
PLRMBS:
Prime	4,737	4,383	4,286	3.56
Alt-A, option ARM	1,828	1,100	1,136	0.52
Alt-A, other	10,510	8,447	8,574	3.92
Subtotal PLRMBS	17,075	13,930	13,996	3.42
Total MBS	25,953	22,808	23,249	3.66
Total	$33,372	$30,227	$30,559	2.94%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2009
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Weighted Average Interest Rate
Held-to-maturity securities other than MBS:
Due in 1 year or less	$7,610	$7,610	$7,610	0.15%
Due after 1 year through 5 years	316	316	314	1.75
Due after 5 years through 10 years	27	27	23	0.40
Due after 10 years	730	730	597	0.53
Subtotal	8,683	8,683	8,544	0.24
MBS:
Other U.S. obligations:
Ginnie Mae	16	16	16	1.26
GSEs:
Freddie Mac	3,423	3,423	3,572	4.83
Fannie Mae	8,467	8,467	8,710	4.15
Subtotal GSEs	11,890	11,890	12,282	4.35
PLRMBS:
Prime	5,999	5,592	5,110	3.91
Alt-A, option ARM	2,086	1,178	1,111	0.49
Alt-A, other	11,781	9,521	8,619	4.25
Subtotal PLRMBS	19,866	16,291	14,840	3.73
Total MBS	31,772	28,197	27,138	3.95
Total	$40,455	$36,880	$35,682	3.17%

(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.

At September 30, 2010, the carrying value of the Bank's MBS classified as held-to-maturity included net discounts of $5, OTTI related to credit loss of $920 (including interest accretion adjustments of $34), and OTTI related to all other factors of $3,145. At December 31, 2009, the carrying value of the Bank's MBS classified as held-to-maturity included net discounts of $16, OTTI related to credit loss of $652 (including interest accretion adjustments of $24), and OTTI related to all other factors of $3,575.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2010, and December 31, 2009, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$6,676	$7,914
Adjustable rate	743	769
Subtotal	7,419	8,683
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,644	3,326
Adjustable rate	180	87
Collateralized mortgage obligations:
Fixed rate	12,087	16,619
Adjustable rate	11,042	11,740
Subtotal	25,953	31,772
Total	$33,372	$40,455

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2010	December 31, 2009
Passthrough securities:
Converts in 1 year or less	$18	$158
Converts after 1 year through 5 years	1,416	2,061
Converts after 5 years through 10 years	1,019	1,076
Converts after 10 years	164	—
Total	$2,617	$3,295
Collateralized mortgage obligations:
Converts in 1 year or less	$552	$1,216
Converts after 1 year through 5 years	4,085	6,167
Converts after 5 years through 10 years	867	1,652
Total	$5,504	$9,035

The Bank does not own MBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

Other-Than-Temporary Impairment. On a quarterly basis, the Bank evaluates its individual held-to-maturity investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank's best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

For all the securities in its held-to-maturity portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank determined that, as of September 30, 2010, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2010, and all of the securities had maturity dates within 45 days of September 30, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of September 30, 2010, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $109. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of September 30, 2010, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at September 30, 2010 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of September 30, 2010, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing price forecast as of September 30, 2010, assumed CBSA-level current-to-trough housing price declines ranging from 0% to 10% over the 3- to 9-month periods beginning July 1, 2010 (average price decline for all areas during their current-to-trough period equaled 3.9%). For each area, after the current-to-trough period, home prices are projected to increase 0% in the first year, 1% in the second year, 3% in the third year, 4% in the fourth year, 5% in the fifth year, 6% in the sixth year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses a forward interest rate curve to project the future estimated cash

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2010 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2010.

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

September 30, 2010
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2005	5.1	5.1	28.2	28.2	31.4	31.4	17.1	17.1
Alt-A
2007	8.8	4.7 - 15.4	64.9	23.9 - 87.7	48.0	41.2 - 59.2	28.7	8.9 - 46.6
2006	12.9	6.5 - 15.2	45.1	27.1 - 80.0	47.7	40.7 - 52.6	22.9	8.6 - 34.1
2005	12.9	6.9 - 16.8	34.4	13.5 - 74.5	44.5	31.3 - 57.7	15.0	6.4 - 28.2
Total Alt-A	11.0	4.7 - 16.8	50.5	13.5 - 87.7	46.8	31.3 - 59.2	22.8	6.4 - 46.6
Total	11.0	4.7 - 16.8	50.4	13.5 - 87.7	46.7	31.3 - 59.2	22.8	6.4 - 46.6

The Bank recorded OTTI related to credit loss of $56 and $316 that was recognized in “Other Loss” for the third quarter of 2010 and 2009, respectively, and recognized OTTI related to all other factors of $31 and $1,069 in “Other comprehensive income/(loss)” for the third quarter of 2010 and 2009, respectively. The Bank recorded OTTI related to credit loss of $258 and $492 that was recognized in “Other Loss” for the first nine months of 2010 and 2009, respectively, and recognized OTTI related to all other factors of $211 and $3,332 in “Other comprehensive income/(loss)” for the first nine months of 2010 and 2009, respectively. For each security, the estimated impairment related to all other factors is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $213 and $186 from AOCI to increase the carrying value of the respective PLRMBS for the third quarter of 2010 and 2009, respectively. The Bank accreted $641 and $309 from AOCI to increase the carrying value of the respective PLRMBS for the first nine months of 2010 and 2009, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $56 and $282 for the third quarter of 2010 and 2009, respectively. This amount was $255 and $408 for the first nine months of 2010 and 2009, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss)” for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Balance, beginning of the period	$830	$3,327	$4,157	$196	$2,710	$2,906
Charges on securities for which OTTI was not previously recognized	—	81	81	34	1,219	1,253
Additional charges on securities for which OTTI was previously recognized(1)	56	(50)	6	282	(150)	132
Accretion of impairment related to all other factors	—	(213)	(213)	—	(186)	(186)
Balance, end of the period	$886	$3,145	$4,031	$512	$3,593	$4,105

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Balance, beginning of the period(2)	$628	$3,575	$4,203	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	7	369	376	308	3,368	3,676
Additional charges on securities for which OTTI was previously recognized(1)	251	(158)	93	184	(36)	148
Accretion of impairment related to all other factors	—	(641)	(641)	—	(309)	(309)
Balance, end of the period	$886	$3,145	$4,031	$512	$3,593	$4,105

(1)    For the three months ended September 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2010. For the three months ended September 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to July 1, 2009. For the nine months ended September 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010. For the nine months ended September 30, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2009.
(2)    The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended September 30, 2010, and 2009, by loan collateral type:

September 30, 2010
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$826	$744	$473	$568
Alt-A, option ARM	1,336	1,218	693	732
Alt-A, other	5,050	4,737	3,369	3,753
Total	$7,212	$6,699	$4,535	$5,053

September 30, 2009
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,396	$1,357	$923	$935
Alt-A, option ARM	2,146	1,971	986	997
Alt-A, other	6,142	5,835	3,915	4,124
Total	$9,684	$9,163	$5,824	$6,056

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at September 30, 2010, and December 31, 2009, by loan collateral type:

September 30, 2010
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,344	$1,240	$885	$1,036
Alt-A, option ARM	2,092	1,800	1,072	1,118
Alt-A, other	7,933	7,413	5,351	6,038
Total	$11,369	$10,453	$7,308	$8,192

December 31, 2009
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,392	$1,333	$927	$998
Alt-A, option ARM	2,084	1,873	964	1,001
Alt-A, other	7,410	7,031	4,771	5,150
Total	$10,886	$10,237	$6,662	$7,149

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the Bank's OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$10	$(10)	$—	$26	$91	$117
Alt-A, option ARM	13	(11)	2	121	425	546
Alt-A, other	33	52	85	169	553	722
Total	$56	$31	$87	$316	$1,069	$1,385

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$44	$19	$63	$41	$403	$444
Alt-A, option ARM	84	3	87	171	981	1,152
Alt-A, other	130	189	319	280	1,948	2,228
Total	$258	$211	$469	$492	$3,332	$3,824

For the Bank's PLRMBS that were not other-than-temporarily impaired as of September 30, 2010, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2010, the gross unrealized losses on these remaining PLRMBS are temporary. Seventy-five percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (30% were rated AAA), and the remaining 25% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Note 6 — Advances

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.03% to 8.57% at September 30, 2010, and 0.01% to 8.57% at December 31, 2009, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2010		December 31, 2009
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$41,925	1.31%	$76,854	1.54%
After 1 year through 2 years	15,281	1.82	30,686	1.69
After 2 years through 3 years	15,200	1.29	7,313	2.85
After 3 years through 4 years	3,982	2.43	9,211	1.77
After 4 years through 5 years	4,992	2.10	1,183	4.12
After 5 years	6,848	2.02	7,066	2.12
Total par amount	88,228	1.55%	132,313	1.72%
Valuation adjustments for hedging activities	572		630
Valuation adjustments under fair value option	527		616
Total	$89,327		$133,559
The following table summarizes advances at September 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date for callable advances.

Earlier of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Within 1 year	$42,061	$76,864
After 1 year through 2 years	15,286	30,686
After 2 years through 3 years	15,196	7,318
After 3 years through 4 years	3,977	9,201
After 4 years through 5 years	4,978	1,183
After 5 years	6,730	7,061
Total par amount	$88,228	$132,313
The following table summarizes advances at September 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next put date for putable advances.

Earlier of Contractual Maturity or Next Put Date	September 30, 2010	December 31, 2009
Within 1 year	$44,438	$79,552
After 1 year through 2 years	14,490	30,693
After 2 years through 3 years	14,998	6,385
After 3 years through 4 years	3,778	8,933
After 4 years through 5 years	4,674	942
After 5 years	5,850	5,808
Total par amount	$88,228	$132,313

Security Terms. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to obtain sufficient collateral for advances to protect against losses and to accept as collateral for advances only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defines community financial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

institutions as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Federal Housing Finance Agency (Finance Agency) adjusts the average total asset cap for inflation annually. Effective January 1, 2010, the cap was $1,029. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms. For more information on security terms, see Note 7 to the Financial Statements in the Bank's 2009 Form 10-K.

Credit and Concentration Risk. The Bank's potential credit risk from advances is concentrated in five institutions whose advances outstanding represented 69% of the Bank's total par amount of advances outstanding at September 30, 2010. The following tables present the concentration in advances to these five institutions as of September 30, 2010, and December 31, 2009. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the third quarter of 2010 and 2009 and for the first nine months of 2010 and 2009.

Concentration of Advances

	September 30, 2010		December 31, 2009
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Advances Outstanding(1)	Percentage of Total Advances Outstanding
Citibank, N.A.	$29,913	34%	$46,544	35%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	11,600	13	5,000	4
JPMorgan Chase Bank, National Association (2)	4,092	5	20,622	16
Subtotal JPMorgan Chase & Co.	15,692	18	25,622	20
Bank of America California, N.A.	11,354	13	9,304	7
Wells Fargo Bank, N.A.(2)	3,364	4	14,695	11
Subtotal	60,323	69	96,165	73
Others	27,905	31	36,148	27
Total par amount	$88,228	100%	$132,313	100%
Concentration of Interest Income from Advances

	Three Months Ended
	September 30, 2010		September 30, 2009
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$28	7%	$57	7%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	19	5	3	—
JPMorgan Chase Bank, National Association (2)	47	12	299	36
Subtotal JPMorgan Chase & Co.	66	17	302	36
Bank of America California, N.A.	31	8	32	4
Wells Fargo Bank, N.A.(2)	9	2	45	5
Subtotal	134	34	436	52
Others	251	66	404	48
Total	$385	100%	$840	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2010		September 30, 2009
Name of Borrower	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$75	6%	$414	13%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	25	2	6	—
JPMorgan Chase Bank, National Association (2)	273	20	1,040	33
Subtotal JPMorgan Chase & Co.	298	22	1,046	33
Bank of America California, N.A.	94	7	127	4
Wells Fargo Bank, N.A.(2)	65	5	208	7
Subtotal	532	40	1,795	57
Others	800	60	1,333	43
Total	$1,332	100%	$3,128	100%

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
(2)    Nonmember institutions.
(3)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

The Bank held a security interest in collateral from each of these five advances borrowers sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2010, three of these five advances borrowers (Citibank, N.A.; JPMorgan Bank & Trust Company, National Association; and Wells Fargo Bank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

During the first nine months of 2010, 16 member institutions were placed into receivership or liquidation. Fifteen of these institutions had advances outstanding at the time they were placed into receivership or liquidation and one institution did not. The advances outstanding to the 15 institutions were either repaid prior to September 30, 2010, or assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by 8 of the 16 institutions totaling $36 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other 8 institutions was transferred to other member institutions.

The Bank has policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by management. The Bank has never experienced any credit losses on advances.

From October 1, 2010, to October 29, 2010, two member institutions were placed into receivership or liquidation. One institution had no advances outstanding at the time it was placed into receivership or liquidation. The advances outstanding to the other institution were repaid prior to October 29, 2010. The Bank capital stock held by these two institutions totaling $272 was classified as mandatorily redeemable capital stock (a liability).

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2010, and December 31, 2009, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2010	December 31, 2009
Par amount of advances:
Fixed rate	$44,373	$68,411
Adjustable rate	43,855	63,902
Total par amount	$88,228	$132,313

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Prepayment fees received	$75	$5	$153	$57
Fair value adjustments	(63)	(3)	(82)	(35)
Other basis adjustments	(1)	—	(21)	—
Net	$11	$2	$50	$22
Advance principal prepaid	$1,490	$391	$16,040	$14,459

Note 7 — Mortgage Loans Held for Portfolio

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

The following table presents information as of September 30, 2010, and December 31, 2009, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	September 30, 2010	December 31, 2009
Fixed rate medium-term mortgage loans	$767	$927
Fixed rate long-term mortgage loans	1,874	2,130
Subtotal	2,641	3,057
Net unamortized discounts	(14)	(18)
Mortgage loans held for portfolio	2,627	3,039
Less: Allowance for credit losses	(4)	(2)
Total mortgage loans held for portfolio, net	$2,623	$3,037

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the third quarter of 2010 and 2009, the Bank reduced net interest income for credit enhancement fees totaling $1 and $1, respectively. In the first nine months of 2010 and 2009, the Bank reduced net interest income for credit enhancement fees totaling $1 and $2, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at September 30, 2010, and December 31, 2009.

Concentration of Mortgage Loans

September 30, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,083	79%	16,798	73%
OneWest Bank, FSB	343	13	4,436	19
Subtotal	2,426	92	21,234	92
Others	215	8	1,861	8
Total	$2,641	100%	23,095	100%

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,391	78%	18,613	73%
OneWest Bank, FSB	409	13	4,893	19
Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8
Total	$3,057	100%	25,615	100%

Credit Risk. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.
The following table presents information on delinquent mortgage loans as of September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balances	Number of Loans	Mortgage Loan Balance
30 – 59 days delinquent	193	$21	243	$29
60 – 89 days delinquent	55	7	81	10
90 days or more delinquent	119	15	97	13
In process of foreclosure(1)	114	14	80	9
Total	481	$57	501	$61
Nonaccrual loans(2)	233	$29	177	$22
Loans past due 90 days or more and still accruing interest	—	—	—	—
Real estate owned inventory	47	$4	26	$3
Serious delinquency rate(3)		1.10%		0.70%

(1)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu.
(2)    Nonaccrual loans at September 30, 2010, included 27 loans, totaling $3, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2, for which the borrower was in bankruptcy.
(3)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio principal balance.

The Bank's average recorded investment in impaired loans totaled $29 and $17 for the third quarter of 2010 and 2009, respectively. The Bank's average recorded investment in impaired loans totaled $27 and $13 for the nine

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

months ended September 30, 2010 and 2009, respectively. The Bank did not recognize any interest income for impaired loans in the third quarter of 2010 and 2009 and in the first nine months of 2010 and 2009.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of the period	$3.6	$2.0	$2.0	$1.0
Chargeoffs - transferred to real estate owned	(0.3)	—	(1.0)	—
Provision for/(recovery of) credit losses	0.3	(0.1)	2.6	0.9
Balance, end of the period	$3.6	$1.9	$3.6	$1.9
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	—%	(0.04)%	—%

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see Note 8 to the Financial Statements in the Bank's 2009 Form 10-K.

Note 8 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank's 2009 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Federal Housing Finance Board (Finance Board), and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$65,532	1.51%	$75,865	1.29%
After 1 year through 2 years	20,231	2.02	42,745	2.40
After 2 years through 3 years	13,791	2.94	11,589	2.12
After 3 years through 4 years	4,942	3.37	12,855	3.86
After 4 years through 5 years	3,510	2.07	5,308	3.11
After 5 years	8,509	4.21	11,561	4.38
Index amortizing notes	5	4.61	6	4.61
Total par amount	116,520	2.06%	159,929	2.14%
Net unamortized premiums/(discounts)	1		(26)
Valuation adjustments for hedging activities	2,234		2,203
Fair value option valuation adjustments	9		(53)
Total	$118,764		$162,053

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $12,424 at

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2010, and $32,185 at December 31, 2009. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $8,994 at September 30, 2010, and $25,530 at December 31, 2009. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	September 30, 2010	December 31, 2009
Par amount of consolidated obligation bonds:
Non-callable	$104,096	$127,744
Callable	12,424	32,185
Total par amount	$116,520	$159,929

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at September 30, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Within 1 year	$75,890	$103,215
After 1 year through 2 years	20,456	36,750
After 2 years through 3 years	10,701	5,494
After 3 years through 4 years	3,572	9,480
After 4 years through 5 years	1,516	593
After 5 years	4,380	4,391
Index amortizing notes	5	6
Total par amount	$116,520	$159,929
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2010		December 31, 2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$11,148	0.27%	$18,257	0.35%
Unamortized discounts	(10)		(11)
Total	$11,138		$18,246
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2010, and December 31, 2009, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see Note 10 to the Financial Statements in the Bank's 2009 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2010	December 31, 2009
Par amount of consolidated obligations:
Bonds:
Fixed rate	$79,606	$98,619
Adjustable rate	32,836	49,244
Step-up	3,298	10,433
Step-down	65	350
Fixed rate that converts to adjustable rate	540	915
Adjustable rate that converts to fixed rate	160	250
Range bonds	10	112
Index amortizing notes	5	6
Total bonds, par	116,520	159,929
Discount notes, par	11,148	18,257
Total consolidated obligations, par	$127,668	$178,186

Note 9 — Capital

Capital Requirements. Under the Housing Act, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock.)

The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank's credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require an FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.
The following table shows the Bank's compliance with the Finance Agency's capital requirements at September 30, 2010, and December 31, 2009.

Regulatory Capital Requirements

	September 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$5,194	$13,980	$6,207	$14,657
Total regulatory capital	$5,708	$13,980	$7,714	$14,657
Total regulatory capital ratio	4.00%	9.80%	4.00%	7.60%
Leverage capital	$7,135	$20,970	$9,643	$21,984
Leverage ratio	5.00%	14.70%	5.00%	11.40%

The Bank's total regulatory capital ratio increased to 9.80% at September 30, 2010, from 7.60% at December 31, 2009, primarily because of increased excess capital stock resulting from the decline in advances outstanding, coupled with the Bank's decision not to repurchase excess capital stock in 2009 and the first quarter of 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,627 outstanding to 46 institutions at September 30, 2010, and $4,843 outstanding to 42 institutions at December 31, 2009. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at the beginning of the period	$4,690	$3,165	$4,843	$3,747
Reclassified from/(to) capital during the period:
Termination of membership	6	10	36	46
Acquired by/transferred to members(1)(2)(3)	(900)	—	(900)	(618)
Redemption of mandatorily redeemable capital stock	(1)	(16)	(4)	(16)
Repurchase of excess mandatorily redeemable capital stock	(168)	—	(348)	—
Balance at the end of the period	$3,627	$3,159	$3,627	$3,159

(1)    During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank's outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009 and the third quarter of 2010, the Bank allowed the transfer of excess stock totaling $300 and $875, respectively, from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).
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
(3)    As a result of the management-led buyback of First Republic Bank from Bank of America, N.A., in the third quarter of 2010, the Bank allowed the transfer of $25 of excess capital stock from Bank of America to First Republic to satisfy First Republic's minimum capital stock requirement.

Cash dividends on mandatorily redeemable capital stock in the amount of $5 and $11 were recorded as interest expense for the three and nine months ended September 30, 2010. Cash dividends on mandatorily redeemable capital stock in the amount of $7 were recorded as interest expense for both the three and nine months ended September 30, 2009.

The Bank's mandatorily redeemable capital stock is discussed more fully in Note 13 to the Financial Statements in the Bank's 2009 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2010, and December 31, 2009.

Contractual Redemption Period	September 30, 2010	December 31, 2009
Within 1 year	$53	$3
After 1 year through 2 years	55	63
After 2 years through 3 years	1,705	91
After 3 years through 4 years	222	2,955
After 4 years through 5 years	1,592	1,731
Total	$3,627	$4,843

Retained Earnings and Dividend Policy. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Retained Earnings Related to Valuation Adjustments - In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $95 at September 30, 2010, and $181 at December 31, 2009. In accordance with this provision, the amount decreased by $86 in the first nine months of 2010 as a result of net unrealized losses resulting from valuation adjustments during this period.

Other Retained Earnings-Targeted Buildup - In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated OTTI related to credit loss on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,383 at September 30, 2010, and $1,058 at December 31, 2009.

For more information on these two categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see Note 13 to the Financial Statements in the Bank's 2009 Form 10-K.

Dividend Payments - Finance Agency rules state that FHLBanks may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. There is no requirement that the Board of Directors declare and pay any dividend. A decision by the Board of Directors to declare a dividend is a discretionary matter and is subject to the requirements and restrictions of the FHLBank Act and applicable requirements under the regulations governing the operations of the FHLBanks.

On October 28, 2010, the Bank's Board of Directors declared a cash dividend for the third quarter of 2010 at an annualized dividend rate of 0.39%. The Bank recorded the third quarter dividend on October 28, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the third quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $13, on or about November 12, 2010.

The Bank will pay the third quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a member's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of September 30, 2010, the Bank's excess capital stock totaled $7,438, or 5.21% of total assets.

On July 29, 2010, the Bank's Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized rate of 0.44%. The total dividend amount was $14 and was recorded and paid during the third quarter of 2010. On April 29, 2010, the Bank's Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized rate of 0.26%. The total dividend amount was $9 and was recorded and paid during the second quarter of 2010. On February 22, 2010, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%. The total dividend amount was $9 and was recorded and paid during the first quarter of 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On July 30, 2009, the Bank's Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total dividend amount was $28 and was recorded and paid during the third quarter of 2009. The Bank did not declare a dividend for the first and third quarters of 2009.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess and Surplus Capital Stock. The Bank may repurchase some or all of a member's excess capital stock and any excess mandatorily redeemable capital stock, at the Bank's discretion and subject to certain statutory and regulatory requirements. The Bank must give the member 15 days' written notice; however, the member may waive this notice period. The Bank may also repurchase some or all of a member's excess capital stock at the member's request, at the Bank's discretion and subject to certain statutory and regulatory requirements. Excess capital stock is defined as any stock holdings in excess of a member's minimum capital stock requirement, as established by the Bank's capital plan.

The Bank's surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank's discretion and subject to certain statutory and regulatory requirements, if a member has surplus capital stock as of the last business day of the quarter. A member's surplus capital stock is defined as any stock holdings in excess of 115% of the member's minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. On October 28, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on November 15, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

In the second and third quarters of 2010, the Bank repurchased excess capital stock totaling $487 and $478, respectively. The Bank did not repurchase excess stock in 2009 and in the first quarter of 2010 to preserve the Bank's capital.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $7,438 as of September 30, 2010, which included surplus capital stock of $6,847.

For more information on excess and surplus capital stock, see Note 13 to the Financial Statements in the Bank's 2009 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2010, and December 31, 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

	September 30, 2010		December 31, 2009
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,589	29%	$3,877	29%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,631	13	2,695	20
JPMorgan Chase Bank, National Association(1)	1,145	9	300	2
Subtotal JPMorgan Chase & Co.	2,776	22	2,995	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	1,495	12	1,615	12
Wells Fargo Financial National Bank	5	—	5	—
Subtotal Wells Fargo & Company	1,500	12	1,620	12
Total capital stock ownership over 10%	7,865	63	8,492	63
Others	4,638	37	4,926	37
Total	$12,503	100%	$13,418	100%

(1)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Note 10 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management's overall assessment of financial performance.

For more information on these operating segments, see Note 15 to the Financial Statements in the Bank's 2009 Form 10-K.
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to (loss)/income before assessments for the three and nine months ended September 30, 2010 and 2009.

Reconciliation of Adjusted Net Interest Income and Income Before Assessments

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Deferred Losses(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
September 30, 2010	$113	$141	$254	$(25)	$(32)	$5	$306	$(86)	$33	$187
September 30, 2009	159	151	310	(21)	(134)	7	458	(543)	31	(116)
Nine months ended:
September 30, 2010	394	433	827	(69)	(139)	11	1,024	(566)	104	354
September 30, 2009	552	405	957	(66)	(359)	7	1,375	(818)	93	464

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)    Does not include credit-related OTTI charges of $56 and $316 for the three months ended September 30, 2010 and 2009, respectively. Does not include credit-related OTTI charges of $258 and $492 for the nine months ended September 30, 2010 and 2009, respectively.
(2)    Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank's Retained Earnings and Dividend Policy.
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

The following table presents total assets by operating segment at September 30, 2010, and December 31, 2009.

Total Assets

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2010	$117,089	$25,606	$142,695
December 31, 2009	161,406	31,456	192,862

Note 11 — Derivatives and Hedging Activities

General. The Bank may enter into interest rate swaps (including callable, putable, and basis swaps); swaptions; and cap, floor, corridor, and collar agreements (collectively, interest rate exchange agreements or derivatives). Most of the Bank's interest rate exchange agreements are executed in conjunction with the origination of advances and the issuance of consolidated obligation bonds to create variable rate structures. The interest rate exchange agreements are generally executed at the same time the advances and bonds are transacted and generally have the same maturity dates as the related advances and bonds.

Additional active uses of interest rate exchange agreements include: (i) offsetting interest rate caps, floors, corridors, or collars embedded in adjustable rate advances made to members, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (iv) modifying the repricing intervals between variable rate assets and variable rate liabilities, and (v) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank's use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a forecasted transaction, (iii) a cash flow hedge of an underlying financial instrument, (iv) an economic hedge for specific asset and liability management purposes, or (v) an intermediary transaction for members.

Interest Rate Swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is indexed to the London Inter-Bank Offered Rate (LIBOR).

Swaptions - A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes when it is planning to lend or borrow funds in the future. The Bank purchases receiver swaptions. A receiver swaption is the option to receive fixed interest rate payments at a later date.

Interest Rate Caps and Floors - In a cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price. In a floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

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

Intermediation - As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary may also arise when the Bank enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net (loss)/gain on derivatives and hedging activities.”

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $960 at September 30, 2010, and $616 at December 31, 2009. The Bank did not have any interest rate exchange agreements outstanding at September 30, 2010, and December 31, 2009, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments - The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as trading or held-to-maturity.

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

Advances - The Bank offers a wide array of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

Mortgage Loans - The Bank's investment portfolio includes fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgages with lower-yielding assets and the Bank's higher funding costs are not reduced accordingly.

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

Consolidated Obligations - Although the joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, FHLBanks individually are counterparties to interest rate exchange agreements associated with specific debt issues. The Office of Finance acts as agent of the FHLBanks in the debt issuance process. In connection with each debt issuance, each FHLBank specifies the terms and the amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. Because the Bank knows the amount of consolidated obligations issued on its behalf, it has the ability to structure hedging instruments to match its specific debt. The hedge transactions may be executed upon or after the issuance of consolidated obligations and are accounted for based on the accounting for derivative instruments and hedging activities.

Consolidated obligation bonds are structured to meet the Bank's and/or investors' needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of just an adjustable rate bond. These transactions generally receive fair value hedge accounting treatment.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2010, or the twelve months ended December 31, 2009.

Firm Commitments - A firm commitment for a forward starting advance hedged through the use of an offsetting forward starting interest rate swap is considered a derivative. In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. When the commitment is terminated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and the advance is made, the current market value associated with the firm commitment is included with the basis of the advance. The basis adjustment is then amortized into interest income over the life of the advance.

Anticipated Debt Issuance - The Bank may enter into interest rate swaps for the anticipated issuances of fixed rate bonds to hedge the cost of funding. These hedges are designated and accounted for as cash flow hedges. The interest rate swap is terminated upon issuance of the fixed rate bond, with the effective portion of the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

Credit Risk - The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivative agreements. All of the Bank's derivative agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank's risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on derivatives agreements.

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $181,275 and $235,014 at September 30, 2010, and December 31, 2009, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net positive market value if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At September 30, 2010, the Bank's maximum credit risk, as defined above, was estimated at $1,886, including $379 of net accrued interest and fees receivable. At December 31, 2009, the Bank's maximum credit risk was estimated at $1,827, including $399 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,904 and $1,868 as collateral from counterparties as of September 30, 2010, and December 31, 2009, respectively. This collateral has not been sold or repledged. A significant number of the Bank's interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 13 to the Financial Statements.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank's derivatives agreements, if the Bank's debt rating falls below A, the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position at September 30, 2010, was $142, for which the Bank had posted collateral of $76 in the normal course of business. If the credit rating of the Bank's debt had been lowered to AAA/Aa, then the Bank would have been required to deliver up to an additional $37 of collateral (at fair value) to its derivatives counterparties at September 30, 2010. At September 30, 2010, the Bank's credit ratings continued to be AAA/Aaa.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of September 30, 2010, and December 31, 2009. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	September 30, 2010			December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$81,090	$2,450	$584	$104,211	$2,476	$699
Total	81,090	2,450	584	104,211	2,476	699
Derivatives not designated as hedging instruments:
Interest rate swaps	98,099	578	688	129,108	684	756
Interest rate caps, floors, corridors, and/or collars	2,086	11	21	1,695	16	22
Total	100,185	589	709	130,803	700	778
Total derivatives before netting and collateral adjustments	$181,275	3,039	1,293	$235,014	3,176	1,477
Netting adjustments by counterparty		(1,153)	(1,153)		(1,349)	(1,349)
Cash collateral and related accrued interest		(1,381)	12		(1,375)	77
Total collateral and netting adjustments(1)		(2,534)	(1,141)		(2,724)	(1,272)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$505	$152		$452	$205

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.
The following table presents the components of net (loss)/gain on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships - hedge ineffectiveness by derivative type:
Interest rate swaps	$(6)	$(10)	$(1)	$14
Total net (loss)/gain related to fair value hedge ineffectiveness	(6)	(10)	(1)	14
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(60)	(21)	(114)	428
Interest rate caps, floors, corridors, and/or collars	—	(1)	(3)	9
Net interest settlements	(32)	(134)	(139)	(359)
Total net (loss)/gain related to derivatives not designated as hedging instruments	(92)	(156)	(256)	78
Net (loss)/gain on derivatives and hedging activities	$(98)	$(166)	$(257)	$92

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30, 2010				September 30, 2009
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(61)	$60	$(1)	$(122)	$44	$(56)	$(12)	$(281)
Consolidated obligation bonds	65	(70)	(5)	398	2	—	2	556
Total	$4	$(10)	$(6)	$276	$46	$(56)	$(10)	$275

	Nine Months Ended
	September 30, 2010				September 30, 2009
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(25)	$24	$(1)	$(433)	$437	$(477)	$(40)	$(709)
Consolidated obligation bonds	104	(104)	—	1,377	(1,173)	1,227	54	1,578
Total	$79	$(80)	$(1)	$944	$(736)	$750	$14	$869

(1)    The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and nine months ended September 30, 2010 and 2009, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2010, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 12 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$2	$2	$8,280	$8,280
Federal funds sold	16,001	16,001	8,164	8,164
Trading securities	1,612	1,612	31	31
Available-for-sale securities	1,929	1,929	1,931	1,931
Held-to-maturity securities	30,227	30,559	36,880	35,682
Advances (includes $11,090 and $21,616 at fair value under the fair value option, respectively)	89,327	89,661	133,559	133,778
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,623	2,789	3,037	3,117
Loans to other FHLBanks	120	120	—	—
Accrued interest receivable	198	198	355	355
Derivative assets(1)	505	505	452	452
Liabilities
Deposits	162	162	224	224
Consolidated obligations:
Bonds (includes $16,962 and $37,022 at fair value under the fair value option, respectively)	118,764	119,270	162,053	162,220
Discount notes	11,138	11,141	18,246	18,254
Mandatorily redeemable capital stock	3,627	3,267	4,843	4,843
Accrued interest payable	598	598	754	754
Derivative liabilities(1)	152	152	205	205
Other
Standby letters of credit	27	27	27	27
(1)     Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Fair Value Methodologies and Techniques and Significant Inputs. The valuation methodologies and techniques and significant inputs used in estimating the fair values of the Bank's financial instruments are discussed below.

Cash and Due from Banks - The estimated fair value approximates the recorded carrying value.

Federal Funds Sold - The estimated fair value of overnight Federal funds sold approximates the recorded carrying value. The estimated fair value of term Federal funds sold has been determined by calculating the present value of expected cash flows for the instruments excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Investment Securities - Non-MBS - The estimated fair value of non-MBS investments is determined (i) based on each security's quoted price; (ii) based on prices obtained from pricing services, excluding accrued interest, as of the last business day of the period; or, (iii) when quoted prices are not available, by calculating the present value of expected cash flows, excluding accrued interest, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms. Non-MBS investments classified as trading or available-for-sale are recorded at fair value on a recurring basis.

Investment Securities - MBS - During 2009, in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology to their MBS investments, the FHLBanks formed the MBS Pricing Governance

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for all MBS from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based on the number of prices received. If four prices are received, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness based on differences among pricing vendors using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to a price challenge of pricing vendors, a comparison to the prices for similar securities and/or to non-binding dealer estimates, or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the vendor prices for each MBS, as defined by the tolerance thresholds, supports the Bank's conclusion that the final assigned prices are reasonable estimates of fair value. MBS investments classified as trading are recorded at fair value on a recurring basis.

Advances - Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of September 30, 2010, the spread adjustment to the CO Curve ranged from 7 to 16 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

Mortgage Loans Held for Portfolio - The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency commitment rates adjusted for differences in coupon, and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Loans to Other FHLBanks - Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

Accrued Interest Receivable and Payable - The estimated fair value approximates the recorded carrying value of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

accrued interest receivable and accrued interest payable.

Derivative Assets and Liabilities - In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest-rate related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use primarily market-observable inputs, such as the LIBOR swap yield curve, option volatilities adjusted for counterparty credit risk, as necessary, and prepayment assumptions.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank's net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty's capital or (ii) an absolute dollar credit exposure limit, both according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

Deposits and Other Borrowings - For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations - Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity for similar liabilities such as recent GSE trades or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

Adjustments may be necessary to reflect the Bank's credit quality or the credit quality of the FHLBank System when valuing consolidated obligation bonds measured at fair value. The Bank monitors its own creditworthiness, the creditworthiness of the other 11 FHLBanks, and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of consolidated obligation bonds. The credit ratings of the FHLBank System and any changes to the credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk.

Mandatorily Redeemable Capital Stock - The estimated fair value of capital stock subject to mandatory redemption is generally at par value as indicated by member contemporaneous purchases and sales at par value. Fair value includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend. The Bank's stock can only be acquired by members at par value and redeemed or repurchased at par value, subject to statutory and regulatory requirements. The Bank's stock is not traded, and no market mechanism exists for the exchange of Bank stock outside the cooperative ownership

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

structure.

Commitments - The estimated fair value of the Bank's commitments to extend credit was immaterial at September 30, 2010, and December 31, 2009. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

•
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the Bank's own assumptions.

A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2010:

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

September 30, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs:
FFCB bonds	$—	$1,457	$—	$—	$1,457
TLGP	—	129	—	—	129
MBS:
Other U.S. obligations:
Ginnie Mae	—	21	—	—	21
GSEs:
Fannie Mae	—	5	—		5
Total trading securities	—	1,612	—	—	1,612
Available-for-sale securities (TLGP)	—	1,929	—	—	1,929
Advances(2)	—	11,964	—	—	11,964
Derivative assets (interest-rate related)	—	3,039	—	(2,534)	505
Total assets	$—	$18,544	$—	$(2,534)	$16,010
Liabilities:
Consolidated obligation bonds(3)	$—	$17,474	$—	$—	$17,474
Derivative liabilities (interest-rate related)	—	1,293	—	(1,141)	152
Total liabilities	$—	$18,767	$—	$(1,141)	$17,626

December 31, 2009
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
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

(2)	Includes $11,090 and $21,616 of advances recorded under the fair value option at September 30, 2010, and December 31, 2009, respectively, and $874

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and $1,336 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at September 30, 2010, and December 31, 2009, respectively.

(3)
Includes $16,962 and $37,022 of consolidated obligation bonds recorded under the fair value option at September 30, 2010, and December 31, 2009, respectively, and $512 and $1,151 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at September 30, 2010, and December 31, 2009, respectively.

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At September 30, 2010, and December 31, 2009, the Bank measured certain of its held-to-maturity investment securities at fair value on a nonrecurring basis. The following tables present the investment securities as of September 30, 2010, and December 31, 2009, for which a nonrecurring change in fair value was recorded at September 30, 2010, and December 31, 2009, by level within the fair value hierarchy.

September 30, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities - PLRMBS	$—	$—	$495

PLRMBS with a carrying value of $582 were written down to their fair value of $495.

December 31, 2009
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities - PLRMBS	$—	$—	$1,880

PLRMBS with a carrying value of $2,177 were written down to their fair value of $1,880.

Based on the current lack of significant market activity for PLRMBS, the non-recurring fair value measurements for such securities as of September 30, 2010, and December 31, 2009, fell within Level 3 of the fair value hierarchy.

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

•	Adjustable rate consolidated obligation bonds indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, CMS, and 12MTA

The Bank elected the fair value option for the following financial instruments on October 1, 2009:

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates

The Bank has elected these items for the fair value option to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. The risk associated with using fair value only for the derivative is the Bank's primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting or that have not previously met or may be at risk for not meeting the hedge effectiveness requirements.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30, 2010		September 30, 2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$12,819	$21,148	$34,869	$35,157
New transactions elected for fair value option	3,152	3,389	50	2,737
Maturities and terminations	(4,933)	(7,565)	(7,426)	(11,675)
Net gain/(loss) on advances and net gain on consolidated obligation bonds held at fair value	64	(2)	(72)	(10)
Change in accrued interest	(12)	(8)	(40)	(4)
Balance, end of the period	$11,090	$16,962	$27,381	$26,205

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$21,616	$37,022	$38,573	$30,286
New transactions elected for fair value option	3,352	17,714	243	21,322
Maturities and terminations	(13,848)	(37,836)	(10,989)	(25,421)
Net gain/(loss)on advances and net loss on consolidated obligation bonds held at fair value	19	74	(393)	30
Change in accrued interest	(49)	(12)	(53)	(12)
Balance, end of the period	$11,090	$16,962	$27,381	$26,205

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three and nine months ended September 30, 2010 and 2009, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30, 2010				September 30, 2009
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$94	$—	$64	$158	$257	$—	$(72)	$185
Consolidated obligation bonds	—	(29)	2	(27)	—	(45)	10	(35)
Total	$94	$(29)	$66	$131	$257	$(45)	$(62)	$150

	Nine Months Ended
	September 30, 2010				September 30, 2009
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$390	$—	$19	$409	$878	$—	$(393)	$485
Consolidated obligation bonds	—	(139)	(74)	(213)	—	(140)	(30)	(170)
Total	$390	$(139)	$(55)	$196	$878	$(140)	$(423)	$315

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at September 30, 2010, and December 31, 2009:

	At September 30, 2010			At December 31, 2009
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$10,563	$11,090	$527	$21,000	$21,616	$616
Consolidated obligation bonds	16,953	16,962	9	37,075	37,022	(53)

(1)    At September 30, 2010, and December 31, 2009, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 13 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2010, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $806,007 at September 30, 2010, and $930,617 at December 31, 2009. The par value of the Bank's participation in consolidated obligations was $127,668 at September 30, 2010,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and $178,186 at December 31, 2009. For more information on the joint and several liability regulation, see Note 18 to the Financial Statements in the Bank's 2009 Form 10-K.

At September 30, 2010, commitments that legally obligated the Bank for additional advances totaled $355. At December 31, 2009, commitments that legally obligated the Bank for additional advances totaled $32. Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 6 to the Financial Statements). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of September 30, 2010, and December 31, 2009. The estimated fair value of advance commitments was immaterial to the balance sheet as of September 30, 2010, and December 31, 2009.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary's drawing under a letter of credit, the amount is charged to the member's demand deposit account with the Bank. The Bank's outstanding standby letters of credit at September 30, 2010, and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009
Outstanding notional
Expire within one year	$1,528	$1,138
Expire after one year	4,270	4,131
Total	$5,798	$5,269
Original terms	42 days to 10 years	23 days to 10 years
Final expiration year	2020	2019

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $27 at September 30, 2010, and $27 at December 31, 2009. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of September 30, 2010, and December 31, 2009.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's, Moody's, and/or Fitch, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of September 30, 2010, the Bank had pledged as collateral securities with a carrying value of $75, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2009, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank's financial condition or results of operations.

At September 30, 2010, the Bank had committed to the issuance of $2,770 in consolidated obligation bonds, of which $2,535 were hedged with associated interest rate swaps, and $500 in consolidated obligation discount notes,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of which $499 were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1,090 in consolidated obligation bonds, of which $1,000 were hedged with associated interest rate swaps.

The Bank entered into interest rate exchange agreements that had traded but not yet settled with notional amounts totaling $3,414 at September 30, 2010, and $1,110 at December 31, 2009.

Other commitments and contingencies are discussed in Notes 6, 7, 8, 9, and 11 to the Financial Statements.

Note 14 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business.

	September 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$1	$—
Investments(1)	2,728	2,638
Advances	49,623	87,701
Mortgage loans held for portfolio	2,084	2,391
Accrued interest receivable	53	150
Derivative assets	935	956
Total	$55,424	$93,836
Liabilities:
Deposits	$945	$993
Mandatorily redeemable capital stock	3,126	4,311
Derivative liabilities	5	—
Total	$4,076	$5,304
Notional amount of derivatives	$37,826	$55,152
Standby letters of credit	3,797	3,885

(1)    Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest Income:
Investments(1)	$21	$33	$71	$116
Advances(2)	85	382	418	1,632
Mortgage loans held for portfolio	26	31	84	99
Total	$132	$446	$573	$1,847
Interest Expense:
Mandatorily redeemable capital stock	$5	$6	$10	$6
Consolidated obligations(3)	(151)	(179)	(504)	(484)
Total	$(146)	$(173)	$(494)	$(478)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(29)	$26	$(15)	$(296)
Other income	1	1	3	3
Total	$(28)	$27	$(12)	$(293)

(1)    Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.
(2)    Includes the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.
(3)    Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements, which begin on page 1.

Note 15 — Subsequent Events

The Bank evaluated events subsequent to September 30, 2010, until the time of the Form 10-Q filing with the SEC, and no material subsequent events were identified, other than those discussed below.

On October 28, 2010, the Bank announced that it plans to repurchase up to $500 in excess capital stock on November 15, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

On October 28, 2010, the Bank's Board of Directors declared a cash dividend for the third quarter of 2010 at an annualized dividend rate of 0.39%. The Bank recorded the third quarter dividend on October 28, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the third quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $13, on or about November 12, 2010. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in the Bank's capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	soundness of other financial institutions, including Bank members, nonmember borrowers, and the other FHLBanks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank's derivatives counterparties;

•
changes in the fair value and economic value of, impairments of, and risks associated with the Bank's investments in mortgage loans and mortgage-backed securities (MBS) or other assets and the related credit enhancement protections;

•	changes in the Bank's ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank's members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•
the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability;

•	the pace of technological change and the Bank's ability to develop and support technology and information systems sufficient to manage the risks of the Bank's business effectively;

•	the timing and volume of market activity.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank's interim financial statements and notes, which begin on page 1, and the Bank's 2009

Form 10-K.

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

Quarterly Overview

Conditions in the U.S. economy and financial markets continued to affect the Bank's members and the Bank's business and results of operations during the third quarter of 2010. A relatively weak U.S. economy provided little opportunity for improvement in loan activity for Bank members. In addition, recovery of residential real estate markets remained hampered by high levels of distressed properties for sale, although home refinancing activity increased in response to historically low mortgage rates. Members continued to maintain high levels of liquidity, and member demand for advances remained low.

Net income for the third quarter of 2010 was $137 million, compared to a net loss of $85 million for the third quarter of 2009. Although net interest income was lower in the third quarter of 2010 compared to the third quarter of 2009, the Bank's net income increased because other-than-temporary impairment (OTTI) credit charges on private-label residential mortgage-backed securities (PLRMBS) in the Bank's held-to-maturity securities portfolio and net losses associated with derivatives, hedged items, and financial instruments carried at fair value were both lower in the third quarter of 2010 compared to the third quarter of 2009.

Net interest income for the third quarter of 2010 was $306 million, compared with net interest income of $458 million for the third quarter of 2009. The decrease in net interest income was due, in part, to lower advances and MBS balances, lower earnings on invested capital (resulting from the lower interest rate environment), and a lower net interest spread on advances because favorably priced debt issued in the fourth quarter of 2008 matured by the end of 2009. These factors were partially offset by increased spreads on the mortgage portfolio and the non-MBS investment portfolio. In addition, net interest income on economically hedged assets and liabilities was lower in the third quarter of 2010 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges (reflected in other income).

Other loss for the third quarter of 2010 was a net loss of $86 million, a difference of $457 million from the $543 million net loss for the third quarter of 2009. Other income for the third quarter of 2010 reflected a credit-related OTTI charge of $56 million on certain PLRMBS, compared to a credit-related OTTI charge of $316 million for the third quarter of 2009. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $0.4 million for the third quarter of 2010, compared to a net loss of $94 million for the third quarter of 2009. In addition, net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $32 million in the third quarter of 2010, compared to $134 million in the third quarter of 2009.

The $0.4 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the third quarter of 2010 reflected losses, primarily associated with reversals of prior period gains, that were almost completely offset by the effects of changes in interest rates. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of September 30, 2010, the Bank's retained earnings included a cumulative net gain of $95 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $56 million for the third quarter of 2010 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. For the third quarter of 2010, the update reflected the adverse impact of large inventories of unsold homes on current and forecasted housing prices, which in turn affected projected borrower default rates and projected loss severities. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral.

The non-credit-related OTTI charges on the affected PLRMBS recorded in other comprehensive income were $31 million for the third quarter of 2010 and $1.1 billion for the third quarter of 2009. For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Additional information about investments and OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Investments” and in Note 5 to the Financial Statements. Additional information about the Bank's PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On October 28, 2010, the Bank's Board of Directors declared a cash dividend for the third quarter of 2010 at an annualized rate of 0.39%. The Bank recorded the third quarter dividend on October 28, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about November 12, 2010. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of September 30, 2010, the Bank's excess capital stock totaled $7.4 billion, or 5.21% of total assets.

As of September 30, 2010, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 9.80%, exceeding the 4.00% requirement. The Bank had $14.0 billion in regulatory capital, exceeding its risk-based capital requirement of $5.2 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on November 15, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of the Bank's PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first nine months of 2010, total assets decreased $50.2 billion, or 26%, to $142.7 billion at September 30, 2010, from $192.9 billion at December 31, 2009. Total advances declined $44.3 billion, or 33%, to $89.3 billion at September 30, 2010, from $133.6 billion at December 31, 2009. The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased to $30.2 billion at September 30, 2010, from $36.9 billion at December 31, 2009, primarily because of principal payments, prepayments, and maturities in the MBS portfolio. During the first nine months of 2010, Federal funds sold increased $7.8 billion, to $16.0 billion at September 30, 2010, from $8.2 billion at December 31, 2009. The Bank increased its use of Federal funds sold to invest the proceeds from advance prepayments.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the third quarter of 2010, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the third quarter of 2010.

Five member institutions were placed into receivership or liquidation during the third quarter of 2010. All of the institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances were all assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by two of the institutions totaling $6 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other three institutions was transferred to other member institutions.

From October 1, 2010, to October 29, 2010, two member institutions were placed into receivership or liquidation. One institution had no advances outstanding at the time it was placed into receivership or liquidation. The advances outstanding to the other institution were repaid prior to October 29, 2010. The Bank capital stock held by these two institutions totaling $272 million was classified as mandatorily redeemable capital stock (a liability).

Several recent issues are contributing to ongoing uncertainty in the housing and mortgage markets, including allegations of widespread failures in the processing of home mortgage foreclosures and increasing investor demands for the repurchase of mortgage loans that do not conform to the original representations and warranties. The Bank is monitoring developments in these areas to assess the potential impact on the Bank's private-label residential mortgage-backed securities and on the creditworthiness of any large Bank member or affiliate affected by these issues.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Selected Balance Sheet Items at Quarter End
Total Assets	$142,695	$158,198	$173,851	$192,862	$211,212
Advances	89,327	95,747	112,139	133,559	154,962
Mortgage Loans Held for Portfolio, Net	2,623	2,788	2,909	3,037	3,172
Investments(1)	49,889	51,139	54,383	47,006	45,943
Consolidated Obligations:(2)
Bonds	118,764	129,524	136,588	162,053	154,869
Discount Notes	11,138	15,788	24,764	18,246	43,901
Mandatorily Redeemable Capital Stock	3,627	4,690	4,858	4,843	3,159
Capital Stock —Class B — Putable	8,875	8,280	8,561	8,575	10,244
Retained Earnings	1,478	1,350	1,326	1,239	1,065
Accumulated Other Comprehensive Loss	(3,152)	(3,332)	(3,501)	(3,584)	(3,601)
Total Capital	7,201	6,298	6,386	6,230	7,708
Selected Operating Results for the Quarter
Net Interest Income	$306	$363	$357	$406	$458
Provision for Credit Losses on Mortgage Loans	—	2	—	—	—
Other Loss	(86)	(285)	(195)	(130)	(543)
Other Expense	33	35	36	39	31
Assessments	50	12	33	63	(31)
Net Income/(Loss)	$137	$29	$93	$174	$(85)
Selected Other Data for the Quarter
Net Interest Margin(3)(4)	0.81%	0.87%	0.78%	0.79%	0.80%
Operating Expenses as a Percent of Average Assets	0.07	0.07	0.06	0.06	0.05
Return on Average Assets	0.36	0.07	0.20	0.34	(0.15)
Return on Average Equity	8.38	1.87	5.96	10.30	(3.84)
Annualized Dividend Rate(5)	0.39	0.44	0.26	0.27	—
Dividend Payout Ratio(6)	6.00	31.25	5.92	3.57	—
Average Equity to Average Assets Ratio	4.30	3.76	3.41	3.29	3.88
Selected Other Data at Quarter End
Regulatory Capital Ratio(7)	9.80	9.05	8.48	7.60	6.85
Duration Gap (in months)	7	6	4	4	4

(1)
Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par amount
September 30, 2010	$806,007
June 30, 2010	846,481
March 31, 2010	870,928
December 31, 2009	930,617
September 30, 2009	973,579

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)
For the purpose of calculating the net interest margin, on a retroactive basis, the Bank included in interest-earning assets fair value adjustments resulting from hedging relationships and fair value option adjustments. The Bank made this change to achieve consistency among all the FHLBanks in reporting interest-earning assets. This change did not materially affect average interest-earning assets and had no effect on reported assets, net interest income, or net income. Prior to this change, the net interest margins for the three months ended September 30, and December 31, 2009, were reported as 0.81% and 0.80%, respectively. For more information see Third Quarter of 2010 Compared to Third Quarter of 2009 - Average Balance Sheets below.

(5)
On October 28, 2010, the Bank's Board of Directors declared a cash dividend for the third quarter of 2010 at an annualized dividend rate of 0.39%. The Bank will record and pay the third quarter dividend during the fourth quarter of 2010. On July 29, 2010, the Bank's Board of Directors declared a cash dividend for the second quarter of 2010, which was recorded and paid during the third quarter of 2010. On April 29, 2010, the Bank's Board of Directors declared a cash dividend for the first quarter of 2010, which was recorded and paid during the second quarter of 2010. On February 22, 2010, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2009, which was recorded and paid during the first quarter of 2010. On July 30, 2009, the Bank's Board of Directors declared a cash dividend for the second quarter of 2009, which was recorded and paid during the third quarter of 2009.

(6)	This ratio is calculated as dividends per share divided by net income per share.

(7)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets tables on the following pages present the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2010 and 2009, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources. The Change in Net Interest Income tables on the following pages detail the changes in interest income and interest expense for the third quarter of 2010 compared to the third quarter of 2009 and for the first nine months of 2010 compared to the first nine months of 2009. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Third Quarter of 2010 Compared to Third Quarter of 2009

Average Balance Sheets

	Three Months Ended
	September 30, 2010			September 30, 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$—	$—	—%	$24	$—	0.17%
Federal funds sold	15,808	8	0.20	13,874	5	0.14
Trading securities:
MBS	27	—	3.55	32	—	4.36
Other investments	1,456	2	0.51	—	—	—
Available-for-sale securities:
Other investments	1,931	2	0.44	—	—	—
Held-to-maturity securities:
MBS	25,832	241	3.70	34,583	353	4.05
Other investments	9,520	8	0.32	9,053	5	0.22
Mortgage loans held for portfolio, net	2,716	33	4.96	3,259	39	4.75
Advances(1)(2)	93,737	266	1.13	165,976	548	1.31
Loans to other FHLBanks	17	—	0.19	193	—	0.11
Total interest-earning assets	151,044	560	1.47	226,994	950	1.66
Other assets(2)(3)(4)(5)	(227)	—	—	1,105	—	—
Total Assets	$150,817	$560	1.48%	$228,099	$950	1.65%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)(2)	$123,781	$241	0.77%	$165,876	$418	1.00%
Discount notes	13,099	8	0.25	46,278	67	0.57
Deposits(3)	1,614	—	0.06	1,880	—	0.03
Borrowings from other FHLBanks	—	—	—	3	—	0.15
Mandatorily redeemable capital stock	4,358	5	0.44	3,164	7	0.84
Total interest-bearing liabilities	142,852	254	0.71	217,201	492	0.90
Other liabilities(2)(3)(4)	1,482	—	—	2,051	—	—
Total Liabilities	144,334	254	0.70	219,252	492	0.89
Total Capital	6,483	—	—	8,847	—	—
Total Liabilities and Capital	$150,817	$254	0.67%	$228,099	$492	0.86%
Net Interest Income		$306			$458
Net Interest Spread(2)(6)			0.76%			0.76%
Net Interest Margin(2)(7)			0.81%			0.80%
Interest-earning Assets/Interest-bearing Liabilities(2)	105.73%			104.51%

(1)
Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $122 million and $281 million for the third quarter of 2010 and 2009, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $398 million and $556 million for the third quarter of 2010 and 2009, respectively.

(2)
For the purpose of calculating average balances, on a retroactive basis, the Bank included in interest-earning assets and interest-bearing liabilities fair value adjustments resulting from hedging relationships and fair value option adjustments that had been included in other assets and other liabilities prior to the first quarter of 2010. The Bank made these changes to achieve consistency among all the FHLBanks in reporting interest-earning assets and interest-bearing liabilities. These changes did not materially affect average rates, net interest spread, or net interest margin, and had no effect on reported assets, liabilities, net interest income or net income.

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes OTTI charges on held-to-maturity securities related to all other factors.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Change in Net Interest Income: Rate/Volume Analysis
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$3	$1	$2
Trading securities:
Other investments	2	2	—
Available-for-sale securities:
Other investments	2	2	—
Held-to-maturity securities:
MBS	(112)	(83)	(29)
Other investments	3	—	3
Mortgage loans held for portfolio	(6)	(7)	1
Advances(2)	(282)	(214)	(68)
Total interest-earning assets	(390)	(299)	(91)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(177)	(93)	(84)
Discount notes	(59)	(33)	(26)
Mandatorily redeemable capital stock	(2)	2	(4)
Total interest-bearing liabilities	(238)	(124)	(114)
Net interest income	$(152)	$(175)	$23

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the third quarter of 2010 was $306 million, a 33% decrease from $458 million in the third quarter of 2009. This decrease was driven primarily by the following:

•
Interest income on non-MBS investments increased $10 million in the third quarter of 2010 compared to the third quarter of 2009. The increase consisted of a $5 million increase attributable to a 25% increase in average non-MBS investment balances and a $5 million increase attributable to higher average yields on non-MBS investments.

•
Interest income from the mortgage portfolio decreased $118 million in the third quarter of 2010 compared to the third quarter of 2009. The decrease consisted of an $83 million decrease attributable to a 25% decrease in average MBS outstanding, a $29 million decrease attributable to lower average yields on MBS investments, and a $7 million decrease attributable to a 17% decrease in average mortgage loans outstanding, partially offset by a $1 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $1 million in the third quarter of 2010 and increased interest income by an immaterial amount in the third quarter of 2009. The increase in the third quarter of 2010 was primarily due to faster projected prepayment speeds during the quarter.

•
Interest income from advances decreased $282 million in the third quarter of 2010 compared to the third quarter of 2009. The decrease consisted of a $68 million decrease attributable to lower average yields and a $214 million decrease attributable to a 44% decrease in average advances outstanding, reflecting lower member demand during the third quarter of 2010 relative to the third quarter of 2009. In addition, members and nonmember borrowers prepaid $1.5 billion of advances in the third quarter of 2010 and $391 million in the third quarter of 2009. As a result, interest income was increased by net prepayment fees of $11 million in the third quarter of 2010 and $2 million in the third quarter of 2009.

•
Interest expense on consolidated obligations (bonds and discount notes) decreased $236 million in the third quarter of 2010 compared to the third quarter of 2009. The decrease consisted of a $110 million decrease attributable to lower interest rates on consolidated obligations and a $126 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin for the third quarter of 2010 was 81 basis points, 1 basis point higher than the net interest margin for the third quarter of 2009, which was 80 basis points. The net interest spread for the third quarter of 2010 was 76 basis points, unchanged from the third quarter of 2009.

Net interest income on economically hedged assets and liabilities was lower in the third quarter of 2010 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Loss,” which was also lower in the third quarter of 2010, primarily because of the impact of lower interest rates throughout the third quarter of 2010 on the floating leg of the interest rate swaps.

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

Other Loss

The following table presents the components of “Other Loss” for the three months ended September 30, 2010 and 2009.

	Three Months Ended
(In millions)	September 30, 2010	September 30, 2009
Other Loss:
Total other-than-temporary impairment loss on held-to-maturity securities	$(87)	$(1,385)
Portion of impairment loss recognized in other comprehensive income	31	1,069
Net other-than-temporary impairment loss on held-to-maturity securities	(56)	(316)
Net gain/(loss) on advances and consolidation obligation bonds held at fair value	66	(62)
Net loss on derivatives and hedging activities	(98)	(166)
Other	2	1
Total Other Loss	$(86)	$(543)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities - The Bank recognized a $56 million credit-related OTTI charge on PLRMBS during the third quarter of 2010, compared to an $316 million credit-related OTTI charge on PLRMBS during the third quarter of 2009. The credit-related OTTI charge of $56 million for the third quarter of 2010 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. For the third quarter of 2010, the update reflected the adverse impact of large inventories of unsold homes on current and forecasted housing prices, which in turn affected projected borrower default rates and projected loss severities. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Investments” and in Note 5 to the Financial Statements.
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value - The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the three months ended September 30, 2010 and 2009.

	Three Months Ended
(In millions)	September 30, 2010	September 30, 2009
Advances	$64	$(72)
Consolidated obligation bonds	2	10
Total	$66	$(62)

For the third quarter of 2010, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by increased interest rates on newly issued consolidated obligation bonds.

For the third quarter of 2009, the unrealized net fair value losses on advances were primarily driven by increased interest rates on newly issued, longer term advances and from increased swaption volatilities used in pricing fair value option putable advances during the third quarter of 2009. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the decreased short-term interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds and higher swaption volatilities used in pricing fair value option callable bonds during the third quarter of 2009.

Net Loss on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the third quarter of 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net Loss on Derivatives and Hedging Activities
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

(In millions)	September 30, 2010				September 30, 2009
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$(82)	$(77)	$(159)	$—	$51	$(201)	$(150)
Not elected for fair value option	(1)	(10)	(8)	(19)	(12)	7	(35)	(40)
Consolidated obligations:
Elected for fair value option	—	21	20	41	—	13	13	26
Not elected for fair value option	(5)	11	33	39	2	(93)	89	(2)
Total	$(6)	$(60)	$(32)	$(98)	$(10)	$(22)	$(134)	$(166)

During the third quarter of 2010, net losses on derivatives and hedging activities totaled $98 million compared to net losses of $166 million in the third quarter of 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $32 million in the third quarter of 2010, compared to net interest expense on derivative instruments used in economic hedges of $134 million in the third quarter of 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the third quarter of 2010 on the floating leg of the interest rate swaps.

Excluding the $32 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2010 totaled $66 million as detailed above. The $66 million in net losses were primarily attributable to a decrease in interest rates during the third quarter of 2010.

Excluding the $134 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2009 totaled $32 million as detailed above. The $32 million in net losses were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the third quarter of 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during the third quarter of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank's retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in Note 11 to the Financial Statements.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Average Balance Sheets

	Nine Months Ended
	September 30, 2010			September 30, 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$—	$—	—%	$8	$—	—%
Federal funds sold	15,875	21	0.18	14,107	18	0.17
Trading securities:
MBS	28	1	3.80	33	1	4.63
Other investments	623	2	0.48	—	—	—
Available-for-sale securities:
Other investments	1,933	4	0.32	—	—	—
Held-to-maturity securities:
MBS	28,065	800	3.81	36,610	1,136	4.15
Other investments	10,160	19	0.26	10,644	26	0.33
Mortgage loans held for portfolio, net	2,844	108	5.10	3,467	118	4.55
Advances(1)(2)	108,473	911	1.12	194,066	2,385	1.64
Deposits with other FHLBanks	1	—	0.04	—	—	0.12
Loans to other FHLBanks	11	—	0.15	291	—	0.11
Total interest-earning assets	168,013	1,866	1.49	259,226	3,684	1.90
Other assets(2)(3)(4)(5)	(25)	—	—	3,119	—	—
Total Assets	$167,988	$1,866	1.49%	$262,345	$3,684	1.88%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(1)(2)	$135,871	$799	0.79%	$183,302	$1,866	1.36%
Discount notes	17,950	30	0.23	61,664	435	0.94
Deposits(3)	1,639	—	0.05	2,149	—	0.05
Borrowings from other FHLBanks	—	—	0.13	8	—	0.16
Mandatorily redeemable capital stock	4,658	11	0.32	3,292	7	0.28
Other borrowings	1	—	0.10	9	—	0.08
Total interest-bearing liabilities	160,119	840	0.70	250,424	2,308	1.23
Other liabilities(2)(3)(4)	1,497	—	—	2,374	—	—
Total Liabilities	161,616	840	0.70	252,798	2,308	1.22
Total Capital	6,372	—	—	9,547	—	—
Total Liabilities and Capital	$167,988	$840	0.67%	$262,345	$2,308	1.18%
Net Interest Income		$1,026			$1,376
Net Interest Spread(2)(6)			0.79%			0.67%
Net Interest Margin(2)(7)			0.82%			0.71%
Interest-earning Assets/Interest-bearing Liabilities(2)	104.93%			103.51%

(1)
Interest income/expense and average rates include the effect of associated interest rate exchange agreements. Interest income on advances includes net interest expense on interest rate exchange agreements of $433 million and $709 million for the first nine months of 2010 and 2009, respectively. Interest expense on consolidated obligation bonds includes net interest income on interest rate exchange agreements of $1.4 billion and $1.6 billion for the first nine months of 2010 and 2009, respectively.

(2)
For the purpose of calculating average balances, on a retroactive basis, the Bank included in interest-earning assets and interest-bearing liabilities fair value adjustments resulting from hedging relationships and fair value option adjustments that had been included in other assets and other liabilities prior to the first quarter of 2010. The Bank made these changes to achieve consistency among all the FHLBanks in reporting interest-earning assets and interest-bearing liabilities. These changes did not materially affect average rates, net interest spread, or net interest margin, and had no effect on reported assets, liabilities, net interest income or net income.

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes OTTI charges on held-to-maturity securities related to all other factors.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

 Change in Net Interest Income: Rate/Volume Analysis
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$3	$2	$1
Trading securities:
Other investments	2	2	—
Available-for-sale securities:
Other investments	4	4	—
Held-to-maturity securities:
MBS	(336)	(249)	(87)
Other investments	(7)	(1)	(6)
Mortgage loans held for portfolio	(10)	(23)	13
Advances(2)	(1,474)	(860)	(614)
Total interest-earning assets	(1,818)	(1,125)	(693)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1,067)	(405)	(662)
Discount notes	(405)	(196)	(209)
Mandatorily redeemable capital stock	4	3	1
Total interest-bearing liabilities	(1,468)	(598)	(870)
Net interest income	$(350)	$(527)	$177

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net Interest Income

Net interest income in the first nine months of 2010 was $1.0 billion, a 25% decrease from $1.4 billion in the first nine months of 2009. This decrease was driven primarily by the following:

•
Interest income on non-MBS investments increased $2 million in the first nine months of 2010 compared to the first nine months of 2009. The increase consisted of a $7 million increase attributable to a 16% increase in average non-MBS investment balances offset by a $5 million decrease in lower average yields on non-MBS investments.

•
Interest income from the mortgage portfolio decreased $346 million in the first nine months of 2010 compared to the first nine months of 2009. The decrease consisted of an $87 million decrease attributable to lower average yields on MBS investments, a $249 million decrease attributable to a 23% decrease in average MBS outstanding, and a $23 million decrease attributable to an 18% decrease in average mortgage loans outstanding, partially offset by a $13 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $5 million in the first nine months of 2010 and decreased interest income by $23 million in the first nine months of 2009. The increase in the first nine months of 2010 was primarily due to faster projected prepayment speeds during the period.

•	Interest income from advances decreased $1.5 billion in the first nine months of 2010 compared to the first nine months of 2009. The decrease consisted of a $614 million decrease attributable to lower average yields and an $860 million decrease attributable to a 44% decrease in average advances outstanding, reflecting lower member demand during the first nine months of 2010 relative to the first nine months of 2009. In addition, members and nonmember borrowers prepaid $16.0 billion of advances in the first nine months of 2010 compared to $14.5 billion in the first nine months of 2009. As a result, interest income was increased by net prepayment fees of $50 million in the first nine months of 2010 and $22 million in the first nine months of 2009.

•
Interest expense on consolidated obligations (bonds and discount notes) decreased $1.5 billion in the first nine months of 2010 compared to the first nine months of 2009. The decrease consisted of an $871 million decrease attributable to lower interest rates on consolidated obligations and a $601 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin was 82 basis points for the first nine months of 2010, 11 basis points higher than the net interest margin for the first nine months of 2009, which was 71 basis points. The net interest spread was 79 basis points for the first nine months of 2010, 12 basis points higher than the net interest spread for the first nine months of 2009, which was 67 basis points. These improvements were primarily due to an increase in advance prepayment fees and a higher net interest spread on the mortgage portfolio.

The decrease in net interest income was partially offset by the decrease in net interest expense on derivative instruments used in economic hedges, recognized in “Other Loss.” The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first nine months of 2010 on the floating leg of the interest rate swaps.

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

Other Loss

The following table presents the components of “Other Loss” for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
(In millions)	September 30, 2010	September 30, 2009
Other Loss:
Services to members	$—	$1
Net (loss)/gain on trading securities	(1)	1
Total other-than-temporary impairment loss on held-to-maturity securities	(469)	(3,824)
Portion of impairment loss recognized in other comprehensive income	211	3,332
Net other-than-temporary impairment loss on held-to-maturity securities	(258)	(492)
Net loss on advances and consolidation obligation bonds held at fair value	(55)	(423)
Net (loss)/gain on derivatives and hedging activities	(257)	92
Other	5	3
Total Other Loss	$(566)	$(818)

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $258 million credit-related OTTI charge on PLRMBS during the first nine months of 2010, compared to a $492 million credit-related OTTI charge on PLRMBS during the first nine months of 2009. Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Investments” and in Note 5 to the Financial Statements.
Net Loss on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
(In millions)	September 30, 2010	September 30, 2009
Advances	$19	$(393)
Consolidated obligation bonds	(74)	(30)
Total	$(55)	$(423)

For the first nine months of 2010, the unrealized net fair value gains on advances were primarily driven by the decreased short-term interest rate environment relative to the actual coupon rates on the Bank's advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

For the first nine months of 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank's advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased short-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in the first nine months of 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

(In millions)	September 30, 2010				September 30, 2009
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(49)	$(335)	$(384)	$—	$404	$(543)	$(139)
Not elected for fair value option	(1)	(18)	(33)	(52)	(40)	109	(121)	(52)
Consolidated obligations:
Elected for fair value option	—	40	117	157	—	143	(96)	47
Not elected for fair value option	—	(90)	112	22	54	(219)	401	236
Total	$(1)	$(117)	$(139)	$(257)	$14	$437	$(359)	$92

During the first nine months of 2010, net losses on derivatives and hedging activities totaled $257 million compared to net gains of $92 million in the first nine months of 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $139 million in the first nine months of 2010, compared to net interest expense on derivative instruments used in economic hedges of $359 million in the first nine months of 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first nine months of 2010 on the floating leg of the interest rate swaps.

Excluding the $139 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first nine months of 2010 totaled $118 million as detailed above. The $118 million in net losses were primarily attributable to a decrease in interest rates during the first nine months of 2010.

Excluding the $359 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first nine months of 2009 totaled $451 million as detailed above. The $451 million in net gains were primarily attributable to changes in overall interest rate spreads and an increase in swaption volatilities during the first nine months of 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during the first nine months of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank's retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in Note 11 to the Financial Statements.

Return on Average Equity

Return on average equity (ROE) was 8.38% (annualized) for the third quarter of 2010, compared to (3.84)% (annualized) for the third quarter of 2009. This increase reflected the increase in net income in the third quarter of 2010 and the decline in average equity, which decreased 26%, to $6.5 billion in the third quarter of 2010 from $8.8 billion in the third quarter of 2009.

ROE was 5.44% (annualized) for the first nine months of 2010, compared to 4.77% (annualized) for the first nine months of 2009. This increase reflected the decline in average equity, which decreased 33%, to $6.4 billion in the first nine months of 2010 from $9.5 billion in the first nine months of 2009, partially offset by the decrease in net income in the first nine months of 2010.

Dividends and Retained Earnings

By regulations governing the operations of the FHLBanks, dividends may be paid only out of current net earnings or previously retained earnings. As required by the regulations, the Bank has a formal Retained Earnings and Dividend Policy that is reviewed at least annually by the Bank's Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligation has not been paid in full or is not expected to be paid in full, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable regulations.

The regulatory liquidity requirements state that each FHLBank must (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2010, advances maturing within five years totaled $81.4 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2009, advances maturing within five years totaled $125.2 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of September 30, 2010, and December 31, 2009, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank's Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments. As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. The retained earnings restricted in accordance with this provision of the Bank's Retained Earnings and Dividend Policy totaled $95 million at September 30, 2010, and $181 million at December 31, 2009.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit losses related to OTTI of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.4 billion at September 30, 2010, and $1.1 billion at December 31, 2009.

For more information on these two categories of restricted retained earnings, see Note 13 to the Financial Statements in the Bank's 2009 Form 10-K.

Dividends – On October 28, 2010, the Bank's Board of Directors declared a cash dividend for the third quarter of 2010 at an annualized rate of 0.39%. The Bank recorded the third quarter dividend on October 28, 2010, the day it was declared by the Board of Directors. The Bank expects to pay the third quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about November 12, 2010.

The Bank will pay the third quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of September 30, 2010, the Bank's excess capital stock totaled $7.4 billion, or 5.21% of total assets.

On July 29, 2010, the Bank's Board of Directors declared a cash dividend for the second quarter of 2010 at an annualized rate of 0.44%. The total dividend amount was $14 million and was recorded and paid during the third quarter of 2010. On April 29, 2010, the Bank's Board of Directors declared a cash dividend for the first quarter of 2010 at an annualized rate of 0.26%. The total dividend amount was $9 million and was recorded and paid during the second quarter of 2010. On February 22, 2010, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%. The total dividend amount was $9 million and was recorded and paid during the first quarter of 2010.

On July 30, 2009, the Bank's Board of Directors declared a cash dividend for the second quarter of 2009 at an annualized rate of 0.84%. The total dividend amount was $28 million and was recorded and paid during the third quarter of 2009. The Bank did not declare a dividend for the first and third quarters of 2009.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank's Retained Earnings and Dividend Policy, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of 2009 to 2008 — Dividends and Retained Earnings” in the Bank's 2009 Form 10-K.

Financial Condition

Total assets were $142.7 billion at September 30, 2010, a 26% decrease from $192.9 billion at December 31, 2009, primarily as a result of a decline in advances, which decreased by $44.3 billion, or 33%, to $89.3 billion at September 30, 2010, from $133.6 billion at December 31, 2009. In addition, held-to-maturity securities decreased to $30.2 billion at September 30, 2010, from $36.9 billion at December 31, 2009. Average total assets were $150.8 billion for the third quarter of 2010, a 34% decrease compared to $228.1 billion for the third quarter of 2009. Average total assets were $168.0 billion for the first nine months of 2010, a 36% decrease compared to $262.3 billion for the first nine months of 2009. Average advances were $93.7 billion for the third quarter of 2010, a 44% decrease from $166.0 billion for the third quarter of 2009. Average advances were $108.5 billion for the first nine months of 2010, a 44% decrease from $194.1 billion for the first nine months of 2009.

The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased primarily because of principal payments and prepayments in the MBS portfolio.

Advances outstanding at September 30, 2010, included unrealized gains of $1.0 billion, of which $517 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $527 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2009, included unrealized gains of $1.1 billion, of which $524 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $616 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2009, to September 30, 2010, was primarily attributable to a reversal of prior period gains, partially offset by the decreased short-term interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $135.5 billion at September 30, 2010, a 27% decrease from $186.6 billion at December 31, 2009, reflecting decreases in consolidated obligations outstanding from $180.3 billion at December 31, 2009, to $129.9 billion at September 30, 2010. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first nine months of 2010. Average total liabilities were $144.3 billion for the third quarter of 2010, a 34% decrease compared to $219.3 billion for the third quarter of 2009. Average total liabilities were $161.6 billion for the first nine months of 2010, a 36% decrease compared to $252.8 billion for the first nine months of 2009. The decrease in average liabilities reflects decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $136.9 billion in the third quarter of 2010 and $212.2 billion in the third quarter of 2009. Average consolidated obligations were $153.8 billion in the first nine months of 2010 and $245.0 billion in the first nine months of 2009.

Consolidated obligations outstanding at September 30, 2010, included unrealized losses of $2.0 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $9 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2009, included unrealized losses of $1.9 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $53 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2009, to September 30, 2010, was primarily attributable to the reversal of prior period gains, partially offset by the decreased long-term interest rate environment.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $806.0 billion at September 30, 2010, and $930.6 billion at December 31, 2009.

As of September 30, 2010, Standard & Poor's Rating Services (Standard & Poor's) rated the FHLBanks' consolidated obligations AAA/A-1+, and Moody's Investors Service (Moody's) rated them Aaa/P-1. As of September 30, 2010, Standard & Poor's assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA and assigned the FHLBank of Seattle and the FHLBank of Chicago a long-term credit rating of AA+. On July 2, 2010, Standard & Poor's revised the FHLBank of Seattle's outlook to negative. As of September 30, 2010, Moody's continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2010, and as of each period end presented, and determined that they have not materially increased the likelihood that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into management's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see Note 10 to the Financial Statements.

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $117.1 billion (82% of total assets) at September 30, 2010, from $161.4 billion (84% of total assets) at December 31, 2009, representing a decrease of $44.3 billion, or 27%. The continued decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $113 million in the third quarter of 2010, a decrease of $46 million, or 29%, compared to $159 million in the third quarter of 2009. In the first nine months of 2010, adjusted net interest income for this segment was $394 million, a decrease of $158 million, or 29%, compared to $552 million in the first nine months of 2009. The declines were primarily attributable to a lower net interest spread on advances, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009, and a lower volume of advances. In addition, adjusted net interest income declined in the first nine months of 2010 because of a lower yield on capital resulting from the lower interest rate environment.

Members and nonmember borrowers prepaid $1.5 billion of advances in the third quarter of 2010 compared to $391 million in the third quarter of 2009. Members and nonmember borrowers prepaid $16.0 billion of advances in the first nine months of 2010 compared to $14.5 billion in the first nine months of 2009. As a result, interest income was increased by net prepayment fees of $11 million in the third quarter of 2010 and $2 million in the third quarter of 2009. Interest income was increased by net prepayment fees of $50 million in the first nine months of 2010 and $22 million in the first nine months of 2009.

Adjusted net interest income for this segment represented 44% and 51% of total adjusted net interest income for the third quarter of 2010 and 2009, respectively, and 48% and 58% of total adjusted net interest income for the first nine months of 2010 and 2009, respectively.

Advances – The par amount of advances outstanding decreased by $44.1 billion, or 33%, to $88.2 billion at September 30, 2010, from $132.3 billion at December 31, 2009. The decrease reflects a $24.0 billion decrease in fixed rate advances, a $19.1 billion decrease in adjustable rate advances, and a $1.0 billion decrease in daily variable rate advances.

Advances outstanding was concentrated among five institutions totaling $60.3 billion at September 30, 2010, a net decrease of $35.9 billion from $96.2 billion at December 31, 2009. The decrease was primarily attributable to lower advance borrowings by three of the five institutions. The remaining $8.2 billion decrease in total advances outstanding was attributable to a net decrease in advances to other members of varying asset sizes and charter types. In total, 47 institutions increased their advances during the first nine months of 2010, while 176 institutions decreased their advances.

Average advances were $93.7 billion in the third quarter of 2010, a 44% decrease from $166.0 billion in the third quarter of 2009. Average advances were $108.5 billion in the first nine months of 2010, a 44% decrease from $194.1 billion in the first nine months of 2009. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

The components of the advances portfolio at September 30, 2010, and December 31, 2009, are presented in the following table.

Advances Portfolio by Product Type

(In millions)	September 30, 2010	December 31, 2009
Standard advances:
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$42,019	$60,993
Adjustable – other indices	153	288
Fixed	35,115	48,606
Daily variable rate	558	1,496
Subtotal	77,845	111,383
Customized advances:
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,125	1,125
Fixed – amortizing	419	485
Fixed with PPS(1)	5,577	15,688
Fixed with caps and PPS(1)	200	200
Fixed – callable at member's option	8	19
Fixed – callable at Bank's option with PPS(1)	133	—
Fixed – putable at Bank's option	2,473	2,910
Fixed – putable at Bank's option with PPS(1)	448	503
Subtotal	10,383	20,930
Total par value	88,228	132,313
Hedging valuation adjustments	572	630
Fair value option valuation adjustments	527	616
Total	$89,327	$133,559

(1)
Partial prepayment symmetry (PPS) is a product feature under which the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Any prepayment credit on an advance with PPS would be limited to the lesser of 10% of the par value of the advance or the gain recognized on the termination of the associated interest rate swap, which may also include a similar contractual gain limitation.

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank's financial obligations on a timely basis, which may supplement or reduce earnings. The Bank's total non-MBS investment portfolio was $27.1 billion as of September 30, 2010, an increase of $8.3 billion, or 44%, from $18.8 billion as of December 31, 2009, primarily due to an increase in Federal funds sold as more of the Bank's counterparties participated in this market.

Cash and Due from Banks - Cash and due from banks decreased to $2 million at September 30, 2010, from $8.3 billion at December 31, 2009. The decline in cash and due from banks at September 30, 2010, was a result of increased participation by counterparties in the overnight Federal funds market which allowed the Bank to reduce cash held at the Federal Reserve Bank of San Francisco.

Borrowings - Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $45.3 billion, or 29%, from $155.2 billion at December 31, 2009, to $109.9 billion at September 30, 2010. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

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

At September 30, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $165.2 billion, of which $34.1 billion were hedging advances, $128.5 billion were hedging consolidated obligations, $1.6 billion were hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $220.8 billion, of which $53.7 billion were hedging advances, $166.5 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of fixed rate debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Funding and Liquidity” in the Bank's 2009 Form 10-K.

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first nine months of 2010, yields on long-term U.S. Treasury securities declined because of increased investor demand for U.S. Treasury securities as a result of higher European sovereign risks and lower inflation expectations. The following table provides selected market interest rates as of the dates shown.

Market Instrument	September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.13	0.06	0.13	0.13
3-month LIBOR	0.29	0.25	0.29	1.43
2-year Treasury note	0.43	1.14	0.95	0.77
5-year Treasury note	1.27	2.68	2.31	1.55

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first nine months of 2010 and 2009. With respect to consolidated obligation bonds, the decision by the Federal Reserve to end its program to purchase term GSE debt on March 31, 2010, had very little impact on relative borrowing costs. In the first nine months of 2010, the Bank experienced a higher cost on discount notes relative to LIBOR compared to a year ago. The higher relative cost was primarily a result of a decline in LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2010	September 30, 2009
Consolidated obligation bonds	–16.0	–18.3
Consolidated obligation discount notes (one month and greater)	–17.9	–48.6

At September 30, 2010, the Bank had $115.3 billion of swapped non-callable bonds, $9.0 billion of swapped callable bonds, and $4.2 billion of swapped discount notes that primarily funded advances and non-MBS investments. At December 31, 2009, the Bank had $130.7 billion of swapped non-callable bonds, $25.4 billion of swapped callable bonds, and $10.4 billion of swapped discount notes that primarily funded advances and non-MBS investments.

These swapped callable and non-callable bonds are used in part to fund the Bank's advances portfolio. In general, the Bank does not match-fund advances with consolidated obligations. Instead, the Bank uses interest rate exchange agreements, in effect, to convert the advances to floating rate LIBOR-indexed assets (except overnight advances and adjustable rate advances that are already indexed to LIBOR) and, in effect, to convert the consolidated obligation bonds to floating rate LIBOR-indexed liabilities.

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

At September 30, 2010, assets associated with this segment were $25.6 billion (18% of total assets), a decrease of $5.9 billion, or 19%, from $31.5 billion at December 31, 2009 (16% of total assets). The decrease was primarily due to principal payments, prepayments, and maturities in the MBS portfolio. The MBS portfolio decreased $5.4 billion to $22.8 billion at September 30, 2010, from $28.2 billion at December 31, 2009, and mortgage loan balances decreased $0.4 billion to $2.6 billion at September 30, 2010, from $3.0 billion at December 31, 2009. In the third quarter of 2010, average MBS investments were $25.9 billion, a decrease of $8.7 billion compared to $34.6 billion in the third quarter of 2009. In the first nine months of 2010, average MBS investments decreased $8.5 billion to $28.1 billion compared to $36.6 billion in the first nine months of 2009. Average mortgage loans were $2.7 billion in the third quarter of 2010, a decrease of $0.6 billion from $3.3 billion in the third quarter of 2009. Average mortgage loans decreased $0.7 billion to $2.8 billion in the first nine months of 2010 from $3.5 billion in the first nine months of 2009.

Adjusted net interest income for this segment was $141 million in the third quarter of 2010, a decrease of $10 million, or 7%, from $151 million in the third quarter of 2009. The decline in the third quarter of 2010 was primarily due to lower MBS and mortgage loan balances, which was partially offset by a higher spread on the mortgage portfolio. The lower interest rate environment had a favorable impact on funding costs because it enabled the Bank to refinance matured or called debt at lower rates. In the first nine months of 2010, adjusted net interest income for this segment was $433 million, an increase of $28 million, or 7%, from $405 million in the first nine months of 2009. The increase for the first nine months of 2010 was primarily due to a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates on funding costs, partially offset by the effect of lower MBS and mortgage loan balances.

Adjusted net interest income for this segment represented 56% and 49% of total adjusted net interest income for the third quarter of 2010 and 2009, respectively, and 52% and 42% of total adjusted net interest income for the first nine months of 2010 and 2009, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional fixed rate conforming residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the member that sold the loan share in the credit risk of the loan. The Bank has not purchased any new loans since October 2006. For more information regarding credit risk, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk - MPF Program” in the Bank's 2009 Form 10-K.

At September 30, 2010, and December 31, 2009, the Bank held conventional fixed rate conforming mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2009 Form 10-K. Mortgage loan balances at September 30, 2010, and December 31, 2009, were as follows:

(In millions)	September 30, 2010	December 31, 2009
MPF Plus	$2,425	$2,800
Original MPF	216	257
Subtotal	2,641	3,057
Net unamortized discounts	(14)	(18)
Mortgage loans held for portfolio	2,627	3,039
Less: Allowance for credit losses	(4)	(2)
Mortgage loans held for portfolio, net	$2,623	$3,037

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

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of the period	$3.6	$2.0	$2.0	$1.0
Chargeoffs – transferred to real estate owned	(0.3)	—	(1.0)	—
Provision for/(recovery of) credit losses	0.3	(0.1)	2.6	0.9
Balance, end of the period	$3.6	$1.9	$3.6	$1.9
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	—%	(0.04)%	—%

The increase in the estimated allowance for credit losses during the first nine months of 2010 arises primarily from the decline in the external ratings of the supplemental mortgage insurance (SMI) providers for three MPF Plus master commitments. Because the relevant participating financial institutions (PFIs) have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the PFIs, they cannot be withheld to offset a loss. Instead, the Bank has now begun to directly recognize the potential loan losses in the related loss allowance account, in the amount of the foregone credit enhancement fees.

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program” in the Bank's 2009 Form 10-K.

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.
The following table presents information on delinquent mortgage loans as of September 30, 2010, and December 31, 2009.

(Dollars in millions)	September 30, 2010		December 31, 2009
Days Past Due	Number of Loans	Mortgage Loan Balance	Number of Loans	Mortgage Loan Balance
30 - 59 days delinquent	193	$21	243	$29
60 - 89 days delinquent	55	7	81	10
90 days or more delinquent	119	15	97	13
In process of foreclosure(1)	114	14	80	9
Total	481	$57	501	$61
Nonaccrual loans(2)	233	$29	177	$22
Loans past due 90 days or more and still accruing interest	—	—	—	—
Real estate owned inventory	47	$4	26	$3
Serious delinquency rate(3)		1.10%		0.70%

(1)	Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu.

(2)
Nonaccrual loans at September 30, 2010, included 27 loans, totaling $3 million, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2 million, for which the borrower was in bankruptcy.

(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio principal balance.

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.
MBS Investments – The Bank's MBS portfolio was $22.8 billion, or 163% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at September 30, 2010, compared to $28.2 billion, or 193% of Bank capital, at December 31, 2009. During the first nine months of 2010, the Bank's MBS portfolio decreased primarily because of principal payments and prepayments in the MBS portfolio. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments.”
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
Borrowings – Total consolidated obligations funding the mortgage-related business decreased $5.9 billion, or 19%, to $25.6 billion at September 30, 2010, from $31.5 billion at December 31, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
At September 30, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.1 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.
At December 31, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.2 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business - lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2009 Form 10-K.

The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2010, and December 31, 2009.

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2010	December 31, 2009
Hedged Item: Advances
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Fair Value Hedge	$21,837	$28,859
Basis swap	Adjustable rate advance converted to a LIBOR floating rate	Economic Hedge(1)	—	2,000
Receive fixed, pay floating interest rate swap	LIBOR floating rate advance converted to a fixed rate	Economic Hedge(1)	750	150
Basis swap	Floating rate advance converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	153	158
Pay fixed, receive floating interest rate swap	Fixed rate advance converted to a LIBOR floating rate	Economic Hedge(1)	929	1,708
Pay fixed, receive floating interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR floating rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	9,279	19,717
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,166	1,125
Subtotal Economic Hedges(1)			12,277	24,858
Total			34,114	53,717
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Fair Value Hedge	54,677	62,317
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate	Economic Hedge(1)	23,224	23,034
Receive fixed or structured, pay floating interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	45	505
Basis swap	Non-LIBOR floating rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	15,191	28,130
Basis swap	Floating rate non-callable bond converted to another floating rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	29,540	24,261
Pay fixed, receive floating interest rate swap	Floating rate bond converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,415	2,980
Subtotal Economic Hedges(1)			71,415	78,910
Total			126,092	141,227

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2010	December 31, 2009
Hedged Item: Callable Bonds
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Fair Value Hedge	4,576	13,035
Pay fixed, receive floating interest rate swap with an option to call at the counterparty's option	Fixed rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	—	110
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable	Economic Hedge(1)	205	3,280
Receive fixed or structured, pay floating interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR floating rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	4,213	9,105
Subtotal Economic Hedges(1)			4,418	12,495
Total			8,994	25,530
Hedged Item: Discount Notes
Pay fixed, receive floating callable interest rate swap	Discount note converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,522	1,685
Basis swap or receive fixed, pay floating interest rate swap	Discount note converted to one-month LIBOR or other short-term floating rate to hedge repricing gaps	Economic Hedge(1)	7,645	12,231
Pay fixed, receive floating non-callable interest rate swap	Discount note converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	360	—
Total			9,527	13,916
Hedged Item: Trading Securities
Pay MBS rate, receive floating interest rate swap	MBS rate converted to a LIBOR floating rate	Economic Hedge(1)	5	8
Basis swap	Basis swap hedging floating rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	1,458	—
Pay fixed, receive floating interest rate swap	Fixed rate TLGP bond converted to a LIBOR floating rate	Economic Hedge(1)	125	—
Total			1,588	8

Hedged Item: Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	40	46
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	920	570
Total			960	616
Total Notional Amount			$181,275	$235,014

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2010, the total notional amount of interest rate exchange agreements outstanding was $181.3 billion, compared with $235.0 billion at December 31, 2009. The $53.7 billion decrease in the notional amount of derivatives during the first nine months of 2010 was primarily due to a net $31.7 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $19.6 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, and a net $4.4 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by $1.6 billion increase in interest rate exchange agreements hedging trading securities and $0.4 billion increase in interest rate exchange agreements hedging intermediary swaps. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at September 30, 2010, relative to December 31, 2009. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by product and type of accounting treatment as of September 30, 2010, and December 31, 2009.

September 30, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,837	$(518)	$517	$—	$(1)
Non-callable bonds	54,677	1,959	(1,970)	—	(11)
Callable bonds	4,576	62	(51)	—	11
Subtotal	81,090	1,503	(1,504)	—	(1)
Not qualifying for hedge accounting (economic hedges):
Advances	12,277	(570)	—	489	(81)
Non-callable bonds	71,390	426	—	(3)	423
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	4,418	12	—	8	20
Discount notes	9,527	(13)	—	—	(13)
MBS – trading	5	—	—	—	—
FFCB and TLGP bonds	1,583	(5)	—	—	(5)
Intermediated	960	—	—	—	—
Subtotal	100,185	(150)	—	494	344
Total excluding accrued interest	181,275	1,353	(1,504)	494	343
Accrued interest	—	393	(449)	24	(32)
Total	$181,275	$1,746	$(1,953)	$518	$311

December 31, 2009
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$28,859	$(523)	$524	$—	$1
Non-callable bonds	62,317	1,883	(1,893)	—	(10)
Callable bonds	13,035	32	(32)	—	—
Subtotal	104,211	1,392	(1,401)	—	(9)
Not qualifying for hedge accounting (economic hedges):
Advances	24,858	(560)	—	529	(31)
Non-callable bonds	78,826	457	—	(20)	437
Non-callable bonds with embedded derivatives	84	1	—	—	1
Callable bonds	12,495	(41)	—	100	59
Discount notes	13,916	60	—	—	60
MBS - trading	8	(1)	—	—	(1)
Intermediated	616	—	—	—	—
Subtotal	130,803	(84)	—	609	525
Total excluding accrued interest	235,014	1,308	(1,401)	609	516
Accrued interest	—	391	(395)	60	56
Total	$235,014	$1,699	$(1,796)	$669	$572

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

The hedging and fair value option valuation adjustments during the first nine months of 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Credit Risk. For a discussion of derivatives credit exposure, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Derivatives Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of September 30, 2010, and December 31, 2009.

Concentration of Derivatives Counterparties

(Dollars in millions)		September 30, 2010		December 31, 2009
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
Deutsche Bank AG	A	$29,026	16%	$36,257	15%
JPMorgan Chase Bank, National Association	AA	25,374	14	34,297	15
UBS AG	A	23,494	13	13,759	6
BNP Paribas	AA	22,118	12	25,388	11
Barclays Bank PLC	AA	16,308	9	35,060	15
Subtotal		116,320	64	144,761	62
Others	At least A	64,955	36	90,253	38
Total		$181,275	100%	$235,014	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Liquidity and Capital Resources

The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's liquidity and capital resources are designed to support these financial strategies. The Bank's primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank's equity capital resources are governed by its capital plan.

The Federal Reserve concluded its program to purchase GSE debt on March 31, 2010. In total, the Federal Reserve purchased $172 billion of GSE debt, including $38 billion in FHLBank consolidated obligation bonds. Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first nine months of 2010, the FHLBanks issued $38 billion in global bonds and $574 billion in auctioned discount notes.

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

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, interest-bearing deposits, and Federal funds sold with highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds are allocated under stressed market conditions.

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repo agreements or the sale of existing investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances and retains sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. In the renew advances scenario, the Bank retains sufficient liquidity to meet its obligations for 5 calendar days.

Prior to establishing liquidity guidelines, the Finance Agency had issued a regulation on contingent liquidity that required each FHLBank to maintain at least 5 days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. This regulatory requirement does not stipulate that the Bank renew any maturing advances during the 5-day timeframe. In addition to the Finance Agency's regulatory requirement and guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank's operational guideline assumes that mortgage assets can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first nine months of 2010 and during 2009. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position.

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following September 30, 2010, and December 31, 2009. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2010		As of December 31, 2009
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$320	$355	$32	$32
Commitments to purchase investments	—	730	—	—
Demand deposits	1,548	1,548	1,647	1,647
Maturing member term deposits	5	8	16	28
Discount note and bond maturities and expected exercises of bond call options	362	25,122	7,830	52,493
Subtotal obligations	2,235	27,763	9,525	54,200
Sources of available funds:
Maturing investments	11,411	22,376	9,185	15,774
Cash at Federal Reserve Bank of San Francisco	1	1	8,280	8,280
Proceeds from scheduled settlements of discount notes and bonds	2,900	3,270	30	1,090
Loans to other FHLBanks	120	120	—	—
Maturing advances and scheduled prepayments	982	13,236	4,762	36,134
Subtotal sources	15,414	39,003	22,257	61,278
Net funds available	13,179	11,240	12,732	7,078
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	17,473	—	19,457
Marketable money market investments	5,204	—	3,339	—
Temporary Liquidity Guarantee Program (TLGP) investments	2,314	2,314	2,186	2,186
FFCB bonds	1,457	1,457	—	—
Subtotal contingent sources	8,975	21,244	5,525	21,643
Total contingent funds available	$22,154	$32,484	$18,257	$28,721

(1)    The estimated amount of repurchase agreement borrowings obtainable from authorized securities dealers is subject to market conditions and the ability of securities dealers to obtain financing for the securities and transactions entered into with the Bank. The estimated maximum amount of repurchase agreement borrowings obtainable is based on the current par amount and estimated market value of MBS and other investments (not included in above figures) that are not pledged at the beginning of the period and is subject to estimated collateral discounts taken by securities dealers.

For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity,” “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank's 2009 Form 10-K.

Regulatory Capital

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. (Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock.) The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank's credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at September 30, 2010, and December 31, 2009. During the first nine months of 2010, the Bank's risk-based capital required decreased from $6.2 billion at December 31, 2009, to $5.2 billion at September 30, 2010. The decrease was due to lower market risk capital requirements, reflecting the improvement in the Bank's market value of capital relative to its book value of capital.

Regulatory Capital Requirements

	September 30, 2010		December 31, 2009
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$5,194	$13,980	$6,207	$14,657
Total regulatory capital	$5,708	$13,980	$7,714	$14,657
Total regulatory capital ratio	4.00%	9.80%	4.00%	7.60%
Leverage capital	$7,135	$20,970	$9,643	$21,984
Leverage ratio	5.00%	14.70%	5.00%	11.40%

The Bank's total regulatory capital ratio increased to 9.80% at September 30, 2010, from 7.60% at December 31, 2009, primarily because of the decline in advances outstanding, coupled with the Bank's decision not to repurchase excess capital stock in the first quarter of 2010 and to repurchase a limited amount of excess capital stock in the second and third quarters of 2010.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on November 15, 2010. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank's capital requirements are more fully discussed in the Bank's 2009 Form 10-K in Note 13 to the Financial Statements.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank's business activities and the risks inherent in these activities. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank's capital plan and overall risk management. For more detailed information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank's 2009 Form 10-K.

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. To identify the credit strength of each borrower, the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis. During the first nine months of 2010, the Bank's internal credit ratings improved slightly for some members and nonmember borrowers.

Pursuant to the Bank's lending agreements with its members, the Bank limits the amount it will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member's financial strength and condition, and the concentration of collateral type. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member's aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member's borrowing capacity to its obligations to the Bank, as required.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet all the Bank's credit and collateral requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of September 30, 2010, and December 31, 2009.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity
by Credit Quality Rating

(Dollars in millions)

September 30, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	77	54	$26,474	$63,805	41%
4-6	217	146	64,792	139,063	47
7-10	107	65	2,766	6,736	41
Total	401	265	$94,032	$209,604	45%

December 31, 2009
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)(3)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	68	52	$23,374	$36,202	65%
4-6	204	143	107,273	185,845	58
7-10	149	107	6,940	12,589	55
Total	421	302	$137,587	$234,636	59%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

(3)	The collateral borrowing capacity for members and nonmembers with a credit quality rating of 1-3 and the total collateral borrowing capacity as of December 31, 2009, have been revised.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity
by Unused Borrowing Capacity

(Dollars in millions)

September 30, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% - 10%	19	$661	$701
11% - 25%	24	13,663	16,142
26% - 50%	55	49,620	83,611
More than 50%	167	30,088	109,150
Total	265	$94,032	$209,604

December 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding(3)	Credit Outstanding(1)(3)	Collateral Borrowing Capacity(2)(3)
0% - 10%	24	$1,957	$2,136
11% - 25%	43	33,154	42,353
26% - 50%	80	94,026	145,466
More than 50%	155	8,450	44,681
Total	302	$137,587	$234,636

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

(3)	Data as of December 31, 2009, have been revised.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2010, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate).

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2010, and December 31, 2009.

Composition of Securities Collateral Pledged
by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2010		December 31, 2009
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$823	$856	$1,284	$1,280
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,226	3,215	7,366	7,298
Agency pools and collateralized mortgage obligations	15,511	15,342	23,348	22,738
PLRMBS - publicly registered AAA-rated senior tranches	370	276	535	379
Private-label home equity MBS - publicly registered AAA-rated senior tranches	—	—	1	—
Private-label commercial MBS - publicly registered AAA-rated senior tranches	45	36	89	68
PLRMBS - publicly registered AA-rated senior tranches	33	16	197	84
PLRMBS - publicly registered A-rated senior tranches	97	18	189	30
PLRMBS - publicly registered BBB-rated senior tranches	72	10	185	21
PLRMBS - publicly registered AAA- or AA-rated subordinate tranches	—	—	2	1
Private-label home equity MBS - publicly registered AAA- or AA-rated subordinate tranches	—	—	16	3
Private-label commercial MBS - publicly registered AAA-rated subordinate tranches	—	—	13	8
Term deposits with the Bank	8	8	29	29
Total	$20,185	$19,777	$33,254	$31,939

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

The Bank may require certain members to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the member is a de novo institution (chartered within the last three years), the Bank is concerned about the member's creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. Members required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank's largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of September 30, 2010, 65% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 27% was pledged by 187 institutions under blanket lien with detailed reporting, and 8% was pledged by 106 institutions under blanket lien with summary reporting.

As of September 30, 2010, the Bank's maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 63% for multifamily mortgage loans, 55% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2010, and December 31, 2009.
Composition of Loan Collateral Pledged
by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2010		December 31, 2009
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans(1)	$185,490	$115,359	$208,845	$120,245
Second lien residential mortgage loans and home equity lines of credit(1)	71,697	13,781	81,806	17,602
Multifamily mortgage loans	35,047	19,504	37,011	21,216
Commercial mortgage loans	52,025	26,888	58,783	30,550
Loan participations	19,467	13,542	21,389	12,097
Small business, small farm, and small agribusiness loans	2,645	486	3,422	672
Other	1,048	267	1,055	314
Total	$367,419	$189,827	$412,311	$202,696

(1)
The unpaid principal balance and borrowing capacity for first lien residential mortgage loans and for second lien residential mortgage loans and home equity lines of credit at December 31, 2009, have been revised.

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At September 30, 2010, and December 31, 2009, the amount of these loans totaled $32 billion and $38 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized.

Investments. The Bank has adopted credit policies and exposure limits for investments that promote risk diversification and liquidity. These policies restrict the amounts and terms of the Bank's investments with any given counterparty according to the Bank's own capital position as well as the capital and creditworthiness of the counterparty.

The Bank monitors its investments for substantive changes in relevant market conditions and any declines in fair value. For securities in an unrealized loss position because of factors other than movements in interest rates, such as widening of mortgage asset spreads, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing the best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank's best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

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

The following tables present the Bank's investment credit exposure at the dates indicated, based on the lowest of the long-term credit ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings.

Investment Credit Exposure
(In millions)
September 30, 2010
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Federal funds sold	$—	$12,362	$3,639	$—	$—	$—	$—	$—	$—	$16,001
Trading securities:
GSEs:
FFCB bonds	1,457	—	—	—	—	—	—	—	—	1,457
TLGP	129	—	—	—	—	—	—	—	—	129
MBS:
Other U.S. obligations:
Ginnie Mae	21	—	—	—	—	—	—	—	—	21
GSEs:
Fannie Mae	5	—	—	—	—	—	—	—	—	5
Total trading securities	1,612	—	—	—	—	—	—	—	—	1,612
Available-for-sale securities:
TLGP(2)	1,929	—	—	—	—	—	—	—	—	1,929
Held-to-maturity securities:
Interest-bearing deposits	—	1,584	2,531	—	—	—	—	—	—	4,115
Commercial paper(3)	—	1,299	960	—	—	—	—	—	—	2,259
Housing finance agency bonds	25	197	521	—	—	—	—	—	—	743
TLGP(2)	302	—	—	—	—	—	—	—	—	302
MBS:
Other U.S. obligations:
Ginnie Mae	34	—	—	—	—	—	—	—	—	34
GSEs:				—
Freddie Mac	2,387	—	—	—	—	—	—	—	—	2,387
Fannie Mae	6,457	—	—	—	—	—	—	—	—	6,457
Other:
PLRMBS	1,996	1,451	1,148	762	1,001	1,906	4,051	649	966	13,930
Total held-to-maturity securities	11,201	4,531	5,160	762	1,001	1,906	4,051	649	966	30,227
Total investments	$14,742	$16,893	$8,799	$762	$1,001	$1,906	$4,051	$649	$966	$49,769

Investment Credit Exposure

(In millions)
December 31, 2009
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Federal funds sold	$—	$5,374	$2,790	$—	$—	$—	$—	$—	$—	$8,164
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	23	—	—	—	—	—	—	—	—	23
GSEs:
Fannie Mae	8	—	—	—	—	—	—	—	—	8
Total trading securities	31	—	—	—	—	—	—	—	—	31
Available-for-sale securities:
TLGP(2)	1,931	—	—	—	—	—	—	—	—	1,931
Held-to-maturity securities:
Interest-bearing deposits	—	2,340	4,170	—	—	—	—	—	—	6,510
Commercial paper(3)	—	1,000	100	—	—	—	—	—	—	1,100
Housing finance agency bonds	28	741	—	—	—	—	—	—	—	769
TLGP(2)	304	—	—	—	—	—	—	—	—	304
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	—	—	—	—	—	—	—	16
GSEs:
Freddie Mac	3,423	—	—	—	—	—	—	—	—	3,423
Fannie Mae	8,467	—	—	—	—	—	—	—	—	8,467
Other:
PLRMBS	2,790	1,670	2,290	2,578	2,151	1,412	2,546	793	61	16,291
Total held-to-maturity securities	15,028	5,751	6,560	2,578	2,151	1,412	2,546	793	61	36,880
Total investments	$16,990	$11,125	$9,350	$2,578	$2,151	$1,412	$2,546	$793	$61	$47,006

(1)	Credit ratings of BB and lower are below investment grade.

(2)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

(3)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its available-for-sale and held-to-maturity portfolios and for Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of September 30, 2010, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper are temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2010; and all of the securities had maturity dates within 45 days of September 30, 2010. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2010, all of the bonds were rated at least A by Moody's or Standard & Poor's.

At September 30, 2010, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $109 million. These gross unrealized losses were mainly due to an illiquid market, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that management deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2010, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at September 30, 2010 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments also include agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and PLRMBS, some of which were issued by and/or purchased from members, former members, or their respective affiliates. At September 30, 2010, PLRMBS representing 47% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2010, the Bank's investment in MBS classified as held-to-maturity had gross unrealized losses totaling $4.0 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of September 30, 2010, all of the gross unrealized losses on its agency residential MBS are temporary.

In 2009, the 12 FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for all PLRMBS and for certain home equity loan investments, including home equity asset-backed securities. For certain PLRMBS for which underlying collateral data is not available, alternative procedures as determined by each FHLBank are expected to be used to assess these securities for OTTI. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans are outside the scope of the FHLBanks' OTTI Committee and are analyzed for OTTI by each individual FHLBank owning securities backed by such collateral. The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

The Bank's evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as proposed by the FHLBanks' OTTI Committee and approved by the Bank, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions, to project prepayments, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing price forecast as of September 30, 2010, assumed CBSA-level current-to-trough home price declines ranging from 0% to 10% over the 3- to 9-month periods beginning July 1, 2010 (average price decline for all areas during their current-to-trough period equaled 3.9%). For each area, after the current-to-trough period, home prices are projected to increase 0% in the first year, 1% in the second year, 3% in the third year, 4% in the fourth year, 5% in the fifth year, 6% in the sixth year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to the cash flow analysis of the Bank's PLRMBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was 5 percentage points lower at the trough compared to the base case scenario, followed by a flatter recovery path. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5% to 15% over the 3- to 9-month periods beginning July 1, 2010. For each area, after the current-to-trough period, home prices were projected to increase 0% in the first and second year, 1% in the third year, 2% in the fourth and fifth year, and 3% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more stressful housing price scenario at September 30, 2010:

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss(1)	OTTI Related to All Other Factors(1)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss(1)	OTTI Related to All Other Factors(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	5	$826	$10	$(10)	10	$1,273	$55	$(38)
Alt-A	75	6,386	46	41	136	10,063	346	(16)
Total	80	$7,212	$56	$31	146	$11,336	$401	$(54)

(1)    Amounts are for the three months ended September 30, 2010.

The Bank uses models in projecting the cash flows for all PLRMBS for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

For more information on the Bank's OTTI analysis and reviews, see Note 5 to the Financial Statements.

The following table presents the ratings of the Bank's PLRMBS as of September 30, 2010, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2010
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$38	$—	$70	$236	$—	$—	$344
2007	—	—	—	95	—	22	277	348	124	866
2006	131	66	186	—	154	68	9	87	—	701
2005	69	26	24	—	—	71	63	—	—	253
2004 and earlier	1,551	679	344	84	—	21	—	—	—	2,679
Total Prime	1,751	771	554	217	154	252	585	435	124	4,843
Alt-A
2008	—	—	—	—	—	259	—	—	—	259
2007	—	—	—	—	767	1,290	1,370	180	740	4,347
2006	—	—	—	99	243	34	619	144	511	1,650
2005	16	140	34	399	183	737	3,437	218	193	5,357
2004 and earlier	223	582	588	86	—	40	—	—	—	1,519
Total Alt-A	239	722	622	584	1,193	2,360	5,426	542	1,444	13,132
Total par amount	$1,990	$1,493	$1,176	$801	$1,347	$2,612	$6,011	$977	$1,568	$17,975

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at September 30, 2010, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS
by Year of Securitization and Credit Rating

(In millions)
September 30, 2010
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$70	$236	$—	$—	$306
2007	—	—	—	—	—	277	348	124	749
2006	—	—	—	108	24	—	87	—	219
2005	—	—	—	—	49	—	—	—	49
2004 and earlier	—	—	—	—	21	—	—	—	21
Total Prime	—	—	—	108	164	513	435	124	1,344
Alt-A
2007	—	—	—	561	1,290	1,370	180	740	4,141
2006	—	—	99	243	—	619	143	512	1,616
2005	140	—	73	69	321	3,089	137	193	4,022
2004 and earlier	—	153	53	—	40	—	—	—	246
Total Alt-A	140	153	225	873	1,651	5,078	460	1,445	10,025
Total par amount	$140	$153	$225	$981	$1,815	$5,591	$895	$1,569	$11,369

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank's PLRMBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the MBS in each category shown.

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2010
				For the Nine Months Ended September 30, 2010			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$327	$69	$300	$14	$(13)	$1	28.07%	30.00%	30.50%
2007	789	278	603	28	26	54	19.36	32.85	18.76
2006	687	31	665	2	2	4	9.79	13.55	10.00
2005	252	40	221	—	—	—	14.09	8.25	16.66
2004 and earlier	2,682	188	2,497	—	4	4	6.86	8.70	9.10
Total Prime	4,737	606	4,286	44	19	63	11.40	15.21	12.87
Alt-A
2008	259	53	206	—	—	—	17.61	12.50	32.48
2007	4,022	1,394	2,941	95	1	96	33.40	25.19	30.58
2006	1,425	373	1,201	47	(28)	19	32.76	17.32	18.86
2005	5,102	1,359	4,006	70	203	273	21.00	12.20	16.11
2004 and earlier	1,530	187	1,356	2	16	18	13.27	6.95	16.47
Total Alt-A	12,338	3,366	9,710	214	192	406	25.62	16.54	21.61
Total	$17,075	$3,972	$13,996	$258	$211	$469	21.79%	16.18%	19.26%
Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	September 30, 2010			December 31, 2009
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$2,071	$2,772	$4,843	$3,083	$2,983	$6,066
Alt-A	5,928	7,204	13,132	7,544	6,890	14,434
Total	$7,999	$9,976	$17,975	$10,627	$9,873	$20,500

PLRMBS in a Loss Position
at September 30, 2010, and Credit Ratings as of October 29, 2010

(Dollars in millions)
	September 30, 2010						October 29, 2010
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated Investment Grade	% Rated Below Investment Grade	% on Watchlist
Prime	$4,181	$4,077	$3,722	$606	12.54%	26.62%	26.62%	62.89%	37.11%	42.78%
Alt-A	13,102	12,323	9,532	3,366	25.60	1.77	1.77	15.79	84.21	22.83
Total	$17,283	$16,400	$13,254	$3,972	22.44%	7.78%	7.78%	27.18%	72.82%	27.66%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Prime
2008	87.24%	84.19%	80.87%	77.59%	74.55%
2007	69.65	67.93	62.44	67.64	62.69
2006	94.77	92.68	90.88	85.40	85.95
2005	87.13	85.25	83.73	82.15	78.16
2004 and earlier	93.26	92.56	90.87	89.57	89.79
Weighted average of all Prime	88.51	87.43	85.17	84.23	83.41
Alt-A
2008	79.47	75.78	75.21	51.17	49.16
2007	67.66	65.23	63.53	60.96	59.48
2006	72.75	71.03	68.76	66.74	64.48
2005	74.78	72.89	70.87	69.34	67.55
2004 and earlier	89.28	87.08	84.79	82.56	81.27
Weighted average of all Alt-A	73.93	71.82	69.89	67.41	65.73
Weighted average of all PLRMBS	77.86%	76.19%	74.28%	72.39%	71.09%

The following table summarizes rating agency downgrade actions on investments that occurred from October 1, 2010, to October 29, 2010. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from October 1, 2010, to October 29, 2010
Dollar amounts as of September 30, 2010

	To AA		To CCC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Housing finance agency bonds:
Downgrade from AAA	$25	$21	$—	$—	$25	$21
PLRMBS:
Downgrade from BBB	—	—	87	81	87	81
Downgrade from BB	—	—	197	225	197	225
Downgrade from B	—	—	152	212	152	212
Total PLRMBS	—	—	436	518	436	518
Total	$25	$21	$436	$518	$461	$539

The housing finance agency bonds and PLRMBS that were downgraded from October 1, 2010, to October 29, 2010, were included in the Bank's OTTI analysis performed as of September 30, 2010, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of September 30, 2010, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2010, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2010. Additional future OTTI credit charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Derivatives Counterparties. The Bank has also adopted credit policies and exposure limits for derivatives credit exposure. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers (including interest rate swaps, caps, floors, corridors, and collars), for which the Bank serves as an intermediary, must be fully secured by eligible collateral, and all such derivatives transactions are subject to both the Bank's Advances and Security Agreement and a master netting agreement.

For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank's eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank's net unsecured credit exposure to these counterparties.

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of (i) a percentage of the counterparty's capital, or (ii) an absolute dollar credit exposure limit, both according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. The following table presents the Bank's credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)
September 30, 2010
Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Gross Credit Exposure Collateralized	Net Unsecured Exposure
AA	$67,326	$1,167	$1,155	$12
A(2)	113,469	717	712	5
Subtotal	180,795	1,884	1,867	17
Member institutions(3)	480	2	2	—
Total derivatives	$181,275	$1,886	$1,869	$17

December 31, 2009
Counterparty Credit Rating(1)	Notional Balance	Gross Credit Exposure	Gross Credit Exposure Collateralized	Net Unsecured Exposure
AA	$101,059	$1,129	$1,101	$28
A(2)	133,647	698	690	8
Subtotal	234,706	1,827	1,791	36
Member institutions(3)	308	—	—	—
Total derivatives	$235,014	$1,827	$1,791	$36

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

(2)
Includes notional amounts of derivatives contracts outstanding totaling $10.0 billion at September 30, 2010, and $16.6 billion at December 31, 2009, with Citibank, N.A., a member that is a derivatives dealer counterparty.

(3)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at September 30, 2010, and at December 31, 2009.

At September 30, 2010, the Bank had a total of $181.3 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$180.8 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Eight of these counterparties made up 85% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 16% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $65.8 billion of derivatives outstanding at September 30, 2010, were affiliates of members, and one counterparty, with $10.0 billion outstanding at September 30, 2010, was a member of the Bank.

•
$480 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Gross credit exposure on derivatives contracts at September 30, 2010, was $1.9 billion, which consisted of:

•
$1.9 billion of gross credit exposure on open derivatives contracts with 12 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $17 million.

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

•
$308 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

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

The Bank's gross credit exposure with derivatives dealer counterparties, representing net gain amounts due to the Bank, was $1.9 billion at September 30, 2010, and $1.8 billion at December 31, 2009. The gross credit exposure reflects the fair value of derivatives contracts, including interest amounts accrued through the reporting date, and is netted by counterparty because the Bank has the legal right to do so under its master netting agreement with each counterparty.

The Bank's gross credit exposure increased $59 million from December 31, 2009, to September 30, 2010, even though the notional amount outstanding decreased from $235.0 billion at December 31, 2009, to $181.3 billion at September 30, 2010. In general, the Bank is a net receiver of fixed interest rates and a net payer of floating interest rates under its derivatives contracts with counterparties. From December 31, 2009, to September 30, 2010, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Derivatives Counterparties” in the Bank's 2009 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in these judgments, estimates, and assumptions could potentially affect the Bank's financial position and results of operations significantly. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

In the Bank's 2009 Form 10-K, the following accounting policies and estimates were identified as critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first nine months of 2010 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 to the Financial Statements in the Bank's 2009 Form 10-K and in Note 12 to the Financial Statements.

Recently Issued Accounting Guidance and Interpretations

See Note 2 to the Financial Statements for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Financial Reform Legislation. On July 21, 2010, the Wall Street Reform and Consumer Protection Act (Reform Act) was signed into law. The Reform Act, among other effects: (1) creates a consumer financial protection agency; (2) creates an inter-agency Financial Stability Oversight Council (Oversight Council) to identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders of entities that are subject to the proxy rules under the Securities Exchange Act of 1934, as amended, with an advisory vote on the entities' compensation practices, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk retention requirement, for mortgage-backed securities; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office to monitor the insurance industry.

The Bank's business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission are all likely to be affected by the passage of the Reform Act and implementing regulations.

The Reform Act also makes a number of changes to the federal deposit insurance program that could impact the Bank's members. Among the changes, it requires the Federal Deposit Insurance Corporation (FDIC) to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds; it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000; it increases the reserve ratio for the FDIC insurance fund, which is likely to cause an increase in the assessments imposed on federally insured institutions; and it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The Reform Act may provide an incentive for some of the Bank's members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

It is not possible to predict the full impact of the Reform Act on the Bank or its members.

CFTC and SEC Proposed Rule Regarding Definitions of Swap and Major Swap Participant. On August 20, 2010, the U.S. Commodities Futures Trading Commission (the CFTC) and the Securities and Exchange Commission (SEC) jointly issued a proposed rule, with a comment deadline of September 20, 2010, requesting comment on certain key terms necessary to regulate the use and clearing of derivatives as required by the Reform Act. The definitions of those terms may adversely impact the Bank. For example, in addition to the clearing and exchange trading requirements for certain standardized derivatives transactions, if the Bank is determined to be a “major swap participant,” the Bank will also have to register with the CFTC and will be subject to new business conduct requirements and additional reporting and swap-based capital and margin requirements. In addition, derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions could be subject to new reporting requirements. Such additional requirements would likely increase the cost of the Bank's hedging activities and may adversely affect the Bank's ability to hedge its interest rate risk exposure, to achieve its risk management objectives, and to act as an intermediary between its members and counterparties.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010, which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, the demand for FHLBank debt and the cost of issuing debt may be affected.

Oversight Council Proposed Rule Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council issued a proposed rule, with a comment deadline of November 5, 2010, that would give the Oversight Council the authority to require a nonbank financial company (a term to be defined by the Oversight Council) to be supervised by the Board of Governors of the Federal Reserve System (''Board of Governors'') and subject to certain prudential standards. The Oversight Council would make this determination based on whether material financial distress at a given firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the firm, could pose a threat to the financial stability of the United States. To the extent that the FHLBanks are determined to be nonbank financial companies subject to the Oversight Council's regulatory requirements, the operations and business of the FHLBanks would likely be impacted.

FHLBank Conservatorship and Receivership Proposed Rule. On July 9, 2010, the Finance Agency issued a proposed rule implementing the conservatorship and receivership provisions of the Housing Act, which apply to Fannie Mae, Freddie Mac and the FHLBanks. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLBank that is put into conservatorship or receivership by the Finance Agency. Comments on the proposed rule were due by September 7, 2010.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System's consolidated obligations issued under Section 11(a) of the FHLBank Act, and in accordance with the FHLBank Act, each FHLBank, including the Bank, is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLBank Act. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $806.0 billion at September 30, 2010, and $930.6 billion at December 31, 2009. The par value of the Bank's participation in consolidated obligations was $127.7 billion at September 30, 2010, and $178.2 billion at December 31, 2009. At September 30, 2010, the Bank had committed to the issuance of $2.8 billion in consolidated obligation bonds, of which $2.5 billion were hedged with associated interest rate swaps, and $500 million in consolidated obligation discount notes, of which $499 million were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps. For additional information on the Bank's joint and several liability contingent obligation, see Notes 10 and 18 to the Financial Statements in the Bank's 2009 Form 10-K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with

U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2010, the Bank had $355 million of advance commitments and $5.8 billion in standby letters of credit outstanding. At December 31, 2009, the Bank had $32 million of advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at September 30, 2010, and December 31, 2009. The estimated fair value of the letters of credit was $27 million and $27 million at September 30, 2010, and at December 31, 2009, respectively.

The Bank's financial statements do not include a liability for future statutorily mandated payments from the Bank to the Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its Affordable Housing Program obligation) to REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under the accounting for contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Federal Home Loan Bank of San Francisco's (Bank) market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. This profile reflects the Bank's objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

In May 2008, the Bank's Board of Directors modified the market risk management objective in the Bank's Risk Management Policy to maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank's asset-liability management committee (ALCO) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and management guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity

The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank's exposure to changes in interest rates. As presented below, the Bank continues to measure, monitor, and report on market value of capital sensitivity, but no longer has a policy limit as of May 2008.

In May 2008, the Board of Directors approved a modification to the Bank's Risk Management Policy to use net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank's mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Prior to the third quarter of 2009, in the case where specific PLRMBS were classified as other-than-temporarily impaired, market spreads were used from the date of impairment for the purpose of estimating net portfolio of capital. Beginning in the third quarter of 2009, in the case of PLRMBS for which management expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates due to low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limit as of September 30, 2010.

To determine the Bank's estimated risk sensitivities to interest rates for both the market value of capital sensitivity and the net portfolio value of capital sensitivity, the Bank uses a third-party proprietary asset and liability system to calculate estimated net portfolio values under alternative interest rate scenarios. The system analyzes all of the Bank's financial instruments, including derivatives, on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a mortgage prepayment model.

At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including interest rate curves, spreads for discounting, and prepayment assumptions. The Bank also compares the prepayment assumptions in the third-party model to other sources, including actual prepayment history.

The Market Value of Capital Sensitivity table below presents the sensitivity of the market value of capital (the market value of all of the Bank's assets, liabilities, and hedges, with mortgage assets valued using market spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2010	December 31, 2009
+200 basis-point change above current rates	–12.2%	–9.0%
+100 basis-point change above current rates	–7.9	–5.3
–100 basis-point change below current rates(2)	+10.2	+12.1
–200 basis-point change below current rates(2)	+14.0	+21.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2010, show sensitivity comparable to the estimates as of December 31, 2009. Compared to interest rates as of December 31, 2009, interest rates as of September 30, 2010, were 21 basis points lower for terms of 1 year, 147 basis points lower for terms of 5 years, and 140 basis points lower for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's held-to-maturity classification, the Bank determined that the market value of capital sensitivity is not the best indication of risk from a held-to-maturity perspective, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2010, show similar sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2010	December 31, 2009
+200 basis-point change above current rates	–1.5%	–4.4%
+100 basis-point change above current rates	0.0	–1.8
–100 basis-point change below current rates(2)	–0.1	+0.2
–200 basis-point change below current rates(2)	–0.2	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield

The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank's derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held at fair value, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable stock.

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, interest rates were limited to non-negative rates. With the indicated interest rate shifts, the potential dividend yield for the projected period October 2010 through September 2011 would be expected to decrease by 67 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank's duration gap was seven months at September 30, 2010, and four months at December 31, 2009.

Total Bank Duration Gap Analysis

	September 30, 2010		December 31, 2009
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$142,695	11	$192,862	9
Liabilities	135,494	4	186,632	5
Net	$7,201	7	$6,230	4

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Due to the current low interest rate environment, the duration gap is estimated using an instantaneous, one sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of September 30, 2010, was slightly longer than the duration gap as of December 31, 2009.

Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's held-to-maturity classification, management does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank's variable rate funding. The Bank also invests in agency or TLGP investments with terms of less than two years to leverage the Bank's excess capital stock. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

The interest rate risk in the advances-related business is primarily associated with the Bank's strategy for investing the members' contributed capital. The Bank's general strategy is to invest 50% of member capital in short-term investments (maturities of 3 months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). Because of the Federal Reserve's actions to stimulate the economy, short-term interest rates are exceptionally low, resulting in lower returns on the Bank's capital. In order to improve the return on the Bank's capital, while not materially affecting the Bank's risk profile, effective January 2010 the Bank temporarily modified its invested capital strategy to invest 50% of the capital currently invested in investments with maturities of 3 months or less (25% of total member capital) in a portfolio of investments with maturities of 12 to 24 months, and as those investments mature, to reinvest the capital back into short-term investments.

The strategy to invest 50% of member capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of members' excess capital stock. The strategy to invest 50% of member capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member's advances. Under the Bank's capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

Because of the short-term and variable rate nature of the assets, liabilities, and derivatives of the advances-related business, the Bank's interest rate risk guidelines address the amounts of net assets that are expected to mature or reprice in a given period. Net market value sensitivity analysis and net interest income simulations are also used to identify and measure risk and variances to the target interest rate risk exposure in the advances-related segment.

Mortgage-Related Business

The Bank's mortgage assets include MBS, most of which are classified as held-to-maturity and a small amount of which are classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

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

At least monthly, management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. Rebalancing strategies to modify the estimated mortgage portfolio market risks are then considered. Periodically, management performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, management may take actions to rebalance the mortgage portfolio's estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

In May 2008, the Board of Directors approved a modification to the Bank's Risk Management Policy to use net portfolio value of capital sensitivity as a primary metric for measuring the Bank's exposure to interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This new approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank's mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific mortgage assets for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2010, and December 31, 2009.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2010	December 31, 2009
+200 basis-point change	–10.3%	–6.2%
+100 basis-point change	–6.9	–4.0
–100 basis-point change(2)	+8.9	+11.1
–200 basis-point change(2)	+12.2	+19.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2010, show sensitivity comparable to the estimates as of December 31, 2009. Compared to interest rates as of December 31, 2009, interest rates as of September 30, 2010, were 21 basis points lower for terms of 1 year, 147 basis points lower for terms of 5 years, and 140 basis points lower for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's held-to-maturity classification, the Bank determined that the market value of capital sensitivity is not the best indication of risk from a held-to-maturity perspective, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank's interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2010, show similar sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2010	December 31, 2009
+200 basis-point change above current rates	–0.1%	–2.5%
+100 basis-point change above current rates	+0.7	–1.0
–100 basis-point change below current rates(2)	–1.0	–0.4
–200 basis-point change below current rates(2)	–1.5	–1.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The senior management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (1934 Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Bank's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank's disclosure controls and procedures, the Bank's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank's management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer, as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank's president and chief executive officer, executive vice president and chief operating officer, senior vice president and chief financial officer, and senior vice president, controller and operations officer, have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the three months ended September 30, 2010, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

Consolidated Obligations

The Bank's disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank's disclosure and financial reporting requirements relating to the joint and several liability for the consolidated obligations of other Federal Home Loan Banks (FHLBanks). Because the FHLBanks are independently managed and operated, the Bank's management relies on information that is provided or disseminated by the Federal Housing Finance Agency (Finance Agency), the Office of Finance, and the other FHLBanks, as well as on published FHLBank credit ratings, in determining whether the joint and several liability regulation is reasonably likely to result in a direct obligation for the Bank or whether it is reasonably possible that the Bank will accrue a direct liability.

The Bank's management also relies on the operation of the joint and several liability regulation, which is located in Section 966.9 of Title 12 of the Code of Federal Regulations. The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding or on any other basis.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business. On March 15, 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco, relating to the purchase of private-label residential mortgage-backed securities. The Bank's complaints are actions for rescission and damages and assert claims for violations of state and federal securities laws, negligent misrepresentation, and rescission of contract. On June 10, 2010, the Bank filed amended complaints to, among other things, include additional defendants. On November 5, 2010, the Bank amended one of its two initial complaints to add Bank of America Corporation as a successor to the liabilities of the Countrywide entities named in the initial complaint. Also on November 5, 2010, the Bank filed a related action against Bank of America Corporation in the Superior Court of the State of California, County of San Francisco, for determination that Bank of America Corporation is a successor to the liabilities of Countrywide Financial Corporation. For a discussion of this litigation, see “Part II. Item 1. Legal Proceedings” in the Bank's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and “Part I. Item 3. Legal Proceedings” in the Bank's Annual Report on Form 10-K for the year ended December 31, 2009. After consultation with legal counsel, management is not aware of any other legal proceedings that may have a material effect on the Bank's financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.    RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco's (Bank's) Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Bank's 2009 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges - Three and Nine Months Ended September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2010.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum Senior Vice President, Controller and Operations Officer (Chief Accounting Officer)