Form 10-K
period 2010-12-31
Federal Home Loan Bank of San Francisco
filed 2011-03-23
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Class B Stock, par value $100
(Title of class)
  ____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the stock held by shareholders of the registrant was approximately $12,970 million. At February 28, 2011, the total shares of stock outstanding, including mandatorily redeemable capital stock, totaled 12,051,204.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2010 Annual Report on Form 10-K

PART I.

ITEM 1.    BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the worldwide capital markets and seek to manage our own liquidity so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.

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

We have a cooperative ownership structure. To access our products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded.

Our members are regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System. Our members range in size from institutions with less than $10 million in assets to some of the largest financial institutions in the United States. Some of our members also operate in other parts of the country. As of February 4, 2010, community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are eligible to become members of an FHLBank.

Our primary business is providing competitively priced, collateralized loans, known as advances, to our members and certain qualifying nonmembers (housing associates, which are generally state or local housing agencies and tribal housing authorities). Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability.

At December 31, 2010, we had 384 members and 2 housing associates. As of December 31, 2010, we had advances and capital stock outstanding, including mandatorily redeemable capital stock, to the following types of institutions:

		Advances		Capital Stock
(Dollars in millions)	Total Number of Institutions	Number of Institutions	Par Amount of Advances Outstanding	Number of Institutions	Capital Stock Outstanding
Commercial banks	256	150	$74,052	256	$7,104
Savings institutions	21	15	7,377	21	647
Credit unions	96	47	4,046	96	484
Industrial loan companies	8	8	709	8	36
Insurance companies	3	—	—	3	11
Total member institutions	384	220	86,184	384	8,282
Housing associates	2	—	—	—	—
Other nonmember institutions	50	8	8,725	50	3,749
Total	436	228	$94,909	434	$12,031

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks' consolidated obligations are rated Aaa/P-1 by Moody's Investors Service (Moody's) and AAA/A-1+ by Standard & Poor's Rating Services (Standard & Poor's) and because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at rates that are typically priced at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

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

We also invest in residential mortgage-backed securities (MBS) up to the current Bank policy limit of three times capital. These MBS include private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase or agency-issued MBS that are guaranteed through the direct obligation of or supported by the U.S. government. We also have a portfolio of residential mortgage loans purchased from members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, as a result of the distressed housing and mortgage markets, the PLRMBS we hold have significantly increased our credit risk exposure. These mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members and have enhanced the Bank's earnings. As a result of the other-than-temporary impairment (OTTI) charges on certain PLRMBS during 2008, 2009, and 2010, however, these mortgage assets have had a negative impact on our financial flexibility.

Additional information about our investments and OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The Bank's business model, approved by our Board of Directors, is intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank stock. We seek to keep advances prices low, and we assess the effectiveness of our low-cost credit policy by comparing our members' total borrowings from the Bank to their use of other wholesale credit sources. We also strive to pay a market-rate return on our members' investment in the Bank's capital, and we assess the effectiveness of our market-rate return policy by comparing our potential dividend rate to a benchmark calculated as the combined average of: (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals. Throughout 2010, in response to the possibility of future OTTI charges on our PLRMBS portfolio, we focused on preserving capital by limiting repurchases of excess capital stock and by building retained earnings while paying a nominal dividend. We continued to use the dividend rate benchmark to measure our financial results based on the earnings that would have been available for dividends, but that were substantially used to build retained earnings instead.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. Our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, despite significant fluctuations in total assets, liabilities, and capital over the years, we have generally been able to achieve our mission by meeting member credit needs and, until 2009, paying market-rate dividends. Because of a decision to preserve capital in view of the possibility of future OTTI charges on our PLRMBS portfolio, in 2010 we paid a nominal dividend rather than a market-rate dividend and did not fully repurchase excess capital stock created by declining advance balances. We opted to maintain our strong regulatory capital position, while paying a nominal dividend, repurchasing $1.4 billion in excess capital stock, and redeeming $3 million in mandatorily redeemable capital stock during 2010. Total excess capital stock was $6.7 billion as of December 31, 2010.

Products and Services

Advances. We offer our members a wide array of fixed and adjustable rate loans, called advances, with maturities ranging from one day to 30 years. Our advance products are designed to help members compete effectively in their markets and meet the credit needs of their communities. For members that choose to retain the mortgage loans they originate as assets (portfolio lenders), advances serve as a funding source for a variety of conforming and nonconforming mortgage loans, including multifamily mortgage loans. As a result, advances support an array of housing market segments, including those focused on low- and moderate-income households. For members that sell or securitize mortgage loans and other assets, advances can provide interim funding.

Our credit products also help members with asset-liability management. Members can use a wide range of advance types, with different maturities and payment characteristics, to match the characteristics of their assets and reduce their interest rate risk. We offer advances that are callable at the member's option and advances with embedded option features (such as caps, floors, corridors, and collars), which can reduce the interest rate risk associated with holding fixed rate mortgage loans and adjustable rate mortgage loans with interest rate caps in the member's portfolio.

We offer both standard and customized advance structures. Customized advances may include:

•	advances with non-standard indices;

•	advances with embedded option features (such as interest rate caps, floors, corridors, and collars, and call and put options);

•	amortizing advances; and

•
advances with partial prepayment symmetry. (Partial prepayment symmetry is a product feature under which the Bank may charge a prepayment fee or pay a prepayment credit, depending on certain circumstances, such as movements in interest rates, if the advance is prepaid.)

For each customized advance, we typically execute an equal and offsetting derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2010, customized advances represented 10% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by allowing us to adjust credit and collateral terms in response to deterioration or improvement in member creditworthiness and collateral quality.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2011, the cap was $1.04 billion.

Pursuant to our lending agreements with our members, we limit the amount we will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of our collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member's financial strength and condition, and the concentration of collateral type. Under the terms of our lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. We monitor each member's aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member's borrowing capacity to its obligations to us.

We collect collateral data from most members on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to each type of collateral pledged by the member. Borrowing capacity is determined based on the value assigned to the collateral and a margin for the costs and risks of liquidation. We may also apply a credit risk margin to loan collateral if the member's financial condition has deteriorated substantially. Securities pledged as collateral typically have higher borrowing capacities than loan collateral because securities tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged. Our maximum borrowing capacities vary by collateral type and pledging method and generally range from 30% to 100% of the market value or unpaid principal balance of the collateral. For example, Bank term deposits have a borrowing capacity of 100%, while second lien residential mortgage loans have a maximum borrowing capacity of 30% of the unpaid principal balance.

We assign a value to loan collateral using one of two methods. For residential first lien mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses a third-party pricing vendor to price all the loans on a monthly basis. For residential first lien mortgage loans pledged under a blanket lien with summary reporting, all multifamily and commercial loans, and all residential second lien mortgage loans and home equity lines of credit, the Bank uses third-party pricing vendors to value the Bank's entire pledged portfolio of these loan types twice a year. Based on these semiannual pricing results, the Bank establishes a “standard market value” for each collateral type.

We conduct a collateral field review for each member once every six months or every one, two, or three years, depending on the risk profile of the member and the types of collateral pledged by the member. During the review, we examine a statistical sample of the member's pledged loans to validate loan ownership, to confirm the existence of the critical legal documents, to identify documentation and servicing deficiencies, and to verify eligibility. Based on any loan defects identified in the pool of sample loans, we determine the applicable non-credit secondary market discounts. We also send the sample loans to third-party pricing vendors for valuation of the financial and credit-related attributes of that member's loans. We adjust the member's borrowing capacity for each collateral type in its pledged portfolio based on the pricing of the field review sample loans and the non-credit secondary market discounts identified in the field review.

Throughout 2010, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive. When necessary, we required additional collateral to fully secure advances. Based on our risk assessment of prevailing mortgage market conditions and of individual members and their collateral, we periodically adjusted the maximum borrowing capacity of certain collateral types and applied or removed additional credit risk margins to address the deteriorating or improving financial condition of individual members.

We perfect our security interest in securities collateral by taking delivery of all securities at the time they are pledged. We perfect our security interest in loan collateral by filing a UCC-1 financing statement for each member. We may require certain members to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the member is a de novo institution (chartered within the last three years), we are concerned about the member's creditworthiness, or we are concerned about the maintenance of our collateral or the priority of our security interest. In addition, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar party that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, we may allow the advances to remain outstanding, at our discretion. The nonmember borrower is required to meet all of the Bank's credit and collateral requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

As of December 31, 2010, we had $95.6 billion of advances outstanding, including $8.7 billion to nonmember borrowers. For members and nonmembers with credit outstanding, the total borrowing capacity of pledged collateral as of that date was $199.4 billion, including $11.9 billion pledged to secure advances outstanding to nonmember borrowers. For the year ended December 31, 2010, we had average advances of $104.8 billion and average collateral pledged with an estimated borrowing capacity of $217.2 billion.

We have policies and procedures in place to manage the credit risk of advances. Based on the collateral pledged as security for advances, our credit analyses of members' financial condition, and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for losses on advances was deemed necessary by the Bank. We have never experienced any credit losses on advances.

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee,

depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which enables us to be financially indifferent to the prepayment of the advance. In 2010, 2009, and 2008, the prepayment fees/(credits) realized in connection with prepaid advances, including advances with partial prepayment symmetry, were $53 million, $34 million, and $(4) million, respectively.

At December 31, 2010, we had a concentration of advances totaling $74.0 billion outstanding to our top five borrowers and their affiliates, representing 78% of total advances outstanding. Advances held by these institutions generated approximately $959 million, or 58%, of advances interest income excluding the impact of interest rate exchange agreements in 2010. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

Standby Letters of Credit. We also provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired. As of December 31, 2010, we had $6.0 billion in standby letters of credit outstanding.

Investments. We invest in high-quality financial instruments to facilitate our role as a cost-effective provider of credit and liquidity to members and to enhance the Bank's earnings. We have adopted credit policies and exposure limits for investments that promote diversification and liquidity. These policies restrict the amounts and terms of our investments according to our own capital position as well as the capital and creditworthiness of the individual counterparties, with different unsecured credit limits for members and nonmembers.

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advances price levels. Our investments also include bonds issued by the Federal Farm Credit Banks and corporate debentures issued under the Temporary Liquidity Guarantee Program, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, we invest in housing finance agency bonds, issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency and insured by either Ambac Assurance Corporation, MBIA Insurance Corporation, or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated).

In addition, our investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their respective affiliates. We execute all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member.

Additional information about our investments and OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year's income for the AHP, to be awarded in the following year. Since 1990, we have awarded $662 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 99,000 affordable homes.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of all 12 FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2010, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank's status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks' consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2010, Standard & Poor's rated the FHLBanks' consolidated obligations AAA/A-1+, and Moody's rated them Aaa/P-1. As of December 31, 2010, Standard & Poor's assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA and assigned the FHLBank of Seattle and the FHLBank of Chicago a long-term credit rating of AA+. On July 2, 2010, Standard & Poor's revised the FHLBank of Seattle's outlook to negative. As of December 31, 2010, Moody's continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks' requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks' status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance's authority to redirect, limit, or prohibit the Bank's requests for issuance of consolidated obligations has never adversely impacted the Bank's ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks' combined quarterly and annual financial statements. In addition, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

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

Consolidated Obligation Discount Notes. The FHLBanks also issue consolidated obligation discount notes with maturities ranging from one day to one year, which may be offered daily through a consolidated obligation discount note selling group and through other authorized underwriters. Discount notes are issued at a discount and mature at par.

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

For information regarding the impact of current market conditions on the Bank's ability to issue consolidated obligations, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

Debt Investor Base. The FHLBanks' consolidated obligations have traditionally had a diversified funding base of domestic and foreign investors. Purchasers of the FHLBanks' consolidated obligations include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. These purchasers are also diversified geographically, with a significant portion of our investors historically located in the United States, Europe, and Asia. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Funding and Liquidity.”

Segment Information

We use an analysis of the Bank's financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on our held-to-maturity PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank's overall assessment of financial performance.

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

The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements.

Additional information about business segments is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Segment Information” and in “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

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

The regulations governing the operations of the FHLBanks and the Bank's Risk Management Policy establish guidelines for our use of derivatives. These regulations and guidelines prohibit trading in derivatives for profit and any other speculative purposes and limit the amount of credit risk allowable from derivatives.

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

We may also use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances and consolidated obligations) to achieve risk management objectives. For a fee, we may also execute derivatives as an intermediary counterparty between member institutions and dealers to facilitate members' risk management activities.

We measure the Bank's market risk on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities), which was one month at December 31, 2010. This low interest rate risk profile reflects our conservative asset-liability mix, which is achieved through integrated use of derivatives in our daily financial management.

Additional information about our interest rate exchange agreements is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Total Bank Market Risk – Interest Rate Exchange Agreements ” and in “Item 8. Financial Statements and

Supplementary Data – Note 18 – Derivatives and Hedging Activities.”

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

Bank stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member's capital stock will be redeemed by the Bank upon five years' notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow us to adjust the stock purchase requirements to meet our regulatory capital requirements, if necessary.

Competition

Demand for Bank advances is affected by many factors, including the availability and cost of other sources of funding for members, including retail and brokered deposits. We compete with our members' other suppliers of wholesale funding, both secured and unsecured. These suppliers may include securities dealers, commercial banks, other FHLBanks for members with affiliated institutions that are members of other FHLBanks, and the Federal Reserve Banks' various credit programs.

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The five institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2010, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. For further information about these institutions, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Our ability to compete successfully for the advances business of our members depends primarily on our advances prices, ability to fund advances through the issuance of consolidated obligations at competitive rates, credit and collateral terms, prepayment terms, product features such as embedded option features, ability to meet members' specific requests on a timely basis, dividends, retained earnings policy, excess and surplus capital stock repurchase policies, and capital stock requirements.

Members may have access to alternative funding sources through sales of securities under agreements to resell. Some members, particularly larger members, may have access to many more funding alternatives, including independent access to the national and global credit markets, including the covered bond market. The availability of alternative funding sources for members can significantly influence the demand for our advances and can vary as a result of many factors, including market conditions, members' creditworthiness, members' strategic objectives, and the availability of collateral.

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

Pursuant to the Housing Act, the Finance Agency published a final rule on August 4, 2009, to implement the Finance Agency's prompt corrective action authority over the FHLBanks. The Capital Classification and Prompt Corrective Action rule establishes the criteria for each of the following capital classifications for the FHLBanks specified in the Housing Act: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rule, unless the Finance Agency has reclassified an FHLBank based on factors other than its capital levels, an FHLBank is adequately capitalized if it has sufficient total and permanent capital to meet or exceed both its risk-based and minimum capital requirements; is undercapitalized if it fails to meet one or more of its risk-based or minimum capital requirements, but is not significantly undercapitalized; is significantly undercapitalized if its total or permanent capital is less than 75 percent of what is required to meet any of its requirements, but it is not critically undercapitalized; and is critically undercapitalized if its total capital is equal to or less than two percent of its total assets.

By letter dated December 22, 2010, the Acting Director of the Finance Agency notified the Bank that, based on September 30, 2010, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

The Housing Act and Finance Agency regulations govern capital distributions by an FHLBank, which include cash dividends, stock dividends, stock repurchases or any transaction in which the FHLBank purchases or retires any instrument included in its capital. Under the Housing Act and Finance Agency regulations, an FHLBank may not make a capital distribution if after doing so it would not be adequately capitalized or would be reclassified to a lower capital classification, or if such distribution violates any statutory or regulatory restriction, and in the case of a significantly undercapitalized FHLBank, an FHLBank may not make any capital distribution without approval from the Director of the Finance Agency.

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

All of the FHLBanks' financial institution members are subject to federal or state laws and regulations, and changes to these laws or regulations or to related policies might adversely or favorably affect the business of the 12 FHLBanks.

Available Information

The SEC maintains a website at www.sec.gov that contains all electronically filed or furnished reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments. On our website at www.fhlbsf.com, we provide a link to the page on the SEC website that lists all of these reports. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. (Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330.) In addition, we provide direct links from our website to our annual report on Form 10-K and our quarterly reports on Form 10-Q on the SEC website as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC. (Note: The website addresses of the SEC and the Bank have been included as inactive textual references only. Information on those websites is not part of this report.)

Employees

We had 304 employees at December 31, 2010. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

ITEM 1A.    RISK FACTORS

The following discussion summarizes certain of the risks and uncertainties that the Federal Home Loan Bank of San Francisco (Bank) faces. The list is not exhaustive and there may be other risks and uncertainties that are not described below that may also affect our business. Any of these risks or uncertainties, if realized, could negatively affect our financial condition or results of operations or limit our ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Economic weakness, including continued weakness in the housing and mortgage markets, has adversely affected and could continue to affect the business of many of our members and our business and results of operations.

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Adverse conditions and trends, including ongoing weakness in the U.S. economy, declining real estate values, illiquid mortgage markets, and fluctuations in both debt and equity capital markets, have adversely affected the business of many of our members and our business and results of operations. If these conditions in the housing and mortgage markets and general business and economic conditions remain adverse or deteriorate further, our business and results of operations could be further adversely affected. For example, prolonged economic weakness could result in further deterioration in many of our members' credit characteristics, which could cause them to become delinquent or to default on their advances. In addition, further weakening of real estate prices and adverse performance trends in the residential and commercial mortgage lending sector could further reduce the value of collateral securing member credit obligations to the Bank and could result in higher than anticipated actual and projected deterioration in the credit performance of the collateral supporting the Bank's private-label residential mortgage-backed securities (PLRMBS) investments. This could increase the risk that a member may not be able to meet additional collateral requirements, increasing the risk of default by the member, or increase the risk of additional other-than-temporary impairment (OTTI) charges on the Bank's PLRMBS investments.

Adverse economic conditions may contribute to further deterioration in the credit quality of our mortgage portfolio and could continue to have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2010, the U.S. housing market continued to experience significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates. These conditions contributed to high rates of delinquencies on the mortgage loans underlying our PLRMBS portfolio. OTTI credit charges on certain of our PLRMBS adversely affected our earnings in 2010. If deterioration in housing markets and housing prices is greater than our current expectations, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, a slow economic recovery, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Loan modification programs could adversely affect the value of our mortgage-backed securities.

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

Market uncertainty and volatility may continue to adversely affect our business, profitability, or results of operations.

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

Ongoing weaknesses in the market may continue to undermine the need for wholesale funding and have a negative impact on demand for advances.

During 2010, housing and mortgage markets remained at depressed levels in terms of sales and financing activity. Slow job growth, high unemployment, and relatively low consumer confidence resulted in weak housing demand. Excessive supplies of housing, worsened by temporary foreclosure moratoria, kept prices low. Liquidity at some mortgage originators improved, as deposit inflows strengthened balance sheet liquidity. However, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production resulted in a reduction in residential portfolio lending activity and in the need for wholesale mortgage funding. The number of Bank members also declined because of failures resulting from financial weakness and because of greater merger activity. Continuation of these trends could result in a further decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Changes in or limits on our ability to access the capital markets could adversely affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Our primary source of funds is the sale of Federal Home Loan Bank (FHLBank) System consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets. The sale of FHLBank System consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLBank System consolidated obligation bonds or discount notes. Based on these factors, we may not be able to obtain funding on acceptable terms. If we cannot access funding on acceptable terms when needed, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition, results of operations, or ability to fund advances, pay dividends, or redeem or repurchase capital stock.

Prolonged interruptions in the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of the Bank's business model.

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide an adequate return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a market-rate dividend. Our business model and financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. Our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and paying market-rate dividends during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital. During 2010, however, we paid a nominal dividend rather than a market-rate dividend and repurchased a limited amount of excess capital stock in order to preserve capital in view of the possibility of future OTTI charges. The risk of additional OTTI charges in future quarters and the need to continue to build retained earnings may limit our ability to pay dividends or to pay market-rate dividends and may limit our ability to repurchase excess capital stock. Any prolonged interruptions in the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

FHLBank System consolidated obligations continue to be rated Aaa/P-1 by Moody's Investors Service (Moody's) and AAA/A-1+ by Standard & Poor's Rating Services (Standard & Poor's). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our financial condition and results of operations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Changes in federal fiscal and monetary policy could adversely affect our business or results of operations.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Changes in interest rates could significantly affect our financial condition, results of operations or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

We realize income primarily from the spread between interest earned on our outstanding advances and investments and interest paid on our consolidated obligations and other liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, or ability to fund advances on acceptable terms, pay dividends, or redeem or repurchase capital stock. Moreover, the impact of changes in interest rates on mortgage-related assets can be exacerbated by prepayment and extension risks, which are, respectively, the risk that the assets will be refinanced by the obligor in low interest rate environments and the risk that the assets will remain outstanding longer than expected at below-market yields when interest rates increase.

Our exposure to credit risk could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we were not able to fully recover amounts owed to us on a timely basis. In addition, we have exposure to credit risk because the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions, which may currently present a higher degree of risk because of the ongoing downturn in the housing market, which has contributed to increased foreclosures and mortgage payment delinquencies. Credit losses could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We depend on institutional counterparties to provide credit obligations that are critical to our business. Defaults by one or more of these institutional counterparties on their obligations to the Bank could adversely affect our financial condition or results of operations.

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties; mortgage servicers that service the loans we hold as collateral on advances; and third-party providers of supplemental mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We rely on derivatives transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivatives transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivatives transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have the highest long-term credit ratings of Aaa from Moody's and AAA from Standard & Poor's. All of our derivatives counterparties currently have investment grade long-term credit ratings from Moody's and Standard & Poor's. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Insufficient collateral protection could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral based on the risks associated with that type of collateral. If we have insufficient collateral before or after an event of payment default by the member, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a member, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner.

We seek to be in a position to meet our members' credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Our efforts to manage our liquidity position, including our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve Banks, and, in certain circumstances, other FHLBanks. Our members may have access to alternative funding sources, including independent access to the national and global credit markets, including the covered bond market. These alternative funding sources may offer more favorable terms than we do on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations as the FHLBanks, which may enable those competitors to offer products and terms that we are not able to offer.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. In 2010, the FHLBanks competed to a certain degree with the federally guaranteed senior unsecured debt issued by financial institutions or their holding companies under the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Our efforts to make advances pricing attractive to our members may affect earnings.

A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the amount of or our ability to pay dividends on our capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates. One of the affiliates is a nonmember that is not eligible to borrow new advances from the Bank or renew existing advances. The remaining institutions may prepay or repay advances as they come due. One institution reduced its borrowings from the Bank during 2010, contributing to a large decline in the Bank's total assets. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a further reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the excess capital stock, at the Bank's discretion, or redeems the excess capital stock after the expiration of the five-year redemption period. The reduction in assets and capital could reduce the Bank's net income.

The timing and magnitude of the impact of a reduction in the amount of advances to these institutions would depend on a number of factors, including:

•	the amount and period of time over which the advances are prepaid or repaid,

•	the amount and timing of any corresponding decreases in activity-based capital stock,

•	the profitability of the advances,

•	the size and profitability of our short- and long-term investments,

•	the extent to which consolidated obligations mature as the advances are prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs of extinguishing or transferring the consolidated obligations.

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends, the amount of any dividend we pay, or our ability to redeem or repurchase capital stock.

A material and prolonged decline in advances could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

During 2010, we experienced a significant decline in advances. The decline in member advance demand reflected diminished member lending activity, tighter underwriting standards, and members' efforts to preserve and build capital. Members also had ample deposits and access to a number of other funding options, including a variety of government lending programs. In addition, the financial condition of many members deteriorated in 2010, and some members reduced their Bank borrowings in response to changes the Bank made to their credit and collateral terms. Although the Bank's business model is designed to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs, if we experience a material decline in advances and the decline is prolonged, such a decline could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

Deteriorating and volatile market conditions increase the risk that our financial models will produce unreliable results.

We use market-based information as inputs to our financial models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. The downturn and volatility in the housing and mortgage markets create additional risk regarding the reliability of our models, particularly since we are regularly adjusting our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may be limited in our ability to pay dividends or to pay market-rate dividends.

In order to preserve capital in view of the possibility of future OTTI charges, the dividends we paid in 2010 were nominal. The risk of additional OTTI charges in future quarters and the need to continue building retained earnings may lead us to continue to pay nominal dividends. We may pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the level of dividends that we may be willing or able to pay.

We may become liable for all or a portion of the consolidated obligations for which other FHLBanks are the primary obligors.

As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of all 12 FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency (Finance Agency) to require any FHLBank to repay all or any portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, whether or not the other FHLBank has defaulted in the payment of those obligations and even though the FHLBank making the repayment received none of the proceeds from the issuance of the obligations. The likelihood of triggering the Bank's joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBanks. If we are required by the Finance Agency to repay the principal or interest on consolidated obligations for which another FHLBank is the primary obligor, our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock could be adversely affected.

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

The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. Effective July 30, 2008, the Finance Agency, an independent agency in the executive branch of the federal government, became the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.

Changes in statutory or regulatory requirements or policies or in their application could result in changes in, among other things, the FHLBanks' cost of funds, retained earnings and capital requirements, accounting policies, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, and the size, scope, and nature of the FHLBanks' lending, investment, and mortgage purchase program activities. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could also negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock. In addition, given the Bank's relationship with other FHLBanks, we could be affected by events other than another FHLBank's default on a consolidated obligation. Events that affect other FHLBanks, such as member failures, capital deficiencies, and OTTI charges, could lead the Finance Agency to require or request that an FHLBank provide capital or other assistance to another FHLBank, purchase assets from another FHLBank, or impose other forms of resolution affecting one or more of the other FHLBanks. If the Bank were called upon by the Finance Agency to take any of these steps, it could affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We could change our policies, programs, and agreements affecting our members.

We may change our policies, programs, and agreements affecting our members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to our advances and other credit products, the Affordable Housing Program (AHP), and other programs, products, and services. These changes could cause our members to obtain financing from alternative sources, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock. In addition, changes to our policies, programs, and agreements affecting our members could adversely affect the value of membership from the perspective of a member.

The failure of the FHLBanks to set aside, in the aggregate, at least $100 million annually for the AHP could result in an increase in our AHP contribution, which could adversely affect our results of operations or ability to pay dividends or redeem or repurchase capital stock.

The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year income for their AHPs. If the FHLBanks do not make the minimum $100 million annual AHP contribution in a given year, we could be required to contribute more than ten percent of our regulatory income to the AHP. An increase in our AHP contribution could adversely affect our results of operations or ability to pay dividends or redeem or repurchase capital stock.

Our members are governed by federal and state laws and regulations, which could change in a manner detrimental to their ability or motivation to invest in the Bank or to use our products and services.

Our members are all highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use our products and services. Statutory or regulatory changes that make it less attractive to hold our stock or use our products and services could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Changes in the status, regulation, and perception of the housing GSEs or in policies and programs relating to the housing GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, or future dividend payments.

Changes in the status of Fannie Mae and Freddie Mac resulting from their conservatorships and the expiration of government support for GSE debt, such as the Federal Reserve's program to purchase GSE debt and the U.S. Treasury's financing agreements to help Fannie Mae and Freddie Mac continue to meet their obligations to holders of their debt securities, may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher spreads on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, an increase in the cost of issuing consolidated obligations could reduce our net interest margin (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the pricing of our advances to avoid a decrease in the net interest margin, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We rely heavily on information systems and other technology.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our advances and hedging activities. In addition, significant initiatives undertaken by the Bank to replace information systems or other technology infrastructure may subject the Bank to a similar risk of failure or interruption in implementing these new systems or technology infrastructures. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our advances business, member relations, risk management, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Restrictions on the redemption, repurchase, or transfer of the Bank's stock could result in an illiquid investment for the holder.

Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our stock may be redeemed upon the expiration of a five-year redemption period following a redemption request. Only stock in excess of a member's minimum investment requirement, stock held by a member that has submitted a notice to withdraw from membership, or stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess stock of a member at any time at our sole discretion.

There is no guarantee, however, that we will be able to redeem stock held by an investor even at the end of the redemption period or to repurchase stock at the request of stockholders. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member's capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, since our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, we cannot provide assurance that a member would be allowed to transfer any excess stock to another member at any point in time.

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

On March 15, 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco, relating to the purchase of private-label residential mortgage-backed securities. The Bank's complaints are actions for rescission and damages and assert claims for and violations of state and federal securities laws, negligent misrepresentation, and rescission of contract. On June 10, 2010, the Bank filed amended complaints in both actions.

Defendants named in the first complaint, as amended, are as follows: Deutsche Bank Securities, Inc. (Deutsche) involving certificates sold by Deutsche to the Bank in an amount paid of approximately $404 million, Deutsche Alt-A Securities Inc. as the issuer of one of the certificates sold by Deutsche to the Bank, and DB Structured Products, Inc., as the controlling person of the issuer; J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc., and referred to as Bear Stearns) involving certificates sold by Bear Stearns to the Bank in an amount paid of approximately $609 million, Structured Asset Mortgage Investments II, Inc., as the issuer of certificates sold by Bear Stearns to the Bank, and The Bear Stearns Companies, LLC (formerly known as The Bear Stearns Companies, Inc.) as the controlling person of the issuer (collectively, the Bear Stearns Defendants); Countrywide Securities Corporation (Countrywide) involving certificates sold by Countrywide to the Bank in an amount paid of approximately $125 million; Credit Suisse Securities (USA) LLC (formerly known as Credit Suisse First Boston LLC, and referred to as Credit Suisse) involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.1 billion; RBS Securities, Inc. (formerly known as Greenwich Capital Markets, Inc., and referred to as Greenwich Capital) involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $550 million, RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of certificates that Greenwich Capital sold to the Bank, and RBS Holdings USA, Inc. (formerly known as and referred to as Greenwich Capital Holdings, Inc.) as the controlling person of the issuer; Morgan Stanley & Co. Incorporated (Morgan Stanley) involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $276 million; UBS Securities, LLC (UBS) involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of certificates that UBS sold to the Bank; Merrill Lynch, Pierce, Fenner & Smith, Inc. (Merrill Lynch) involving certificates sold by Merrill Lynch to the Bank in an amount paid of approximately $654 million; and WaMu Capital Corp. involving certificates in the amount paid of approximately $637 million, and Washington Mutual Mortgage Securities Corp. as the issuer of certificates sold by WaMu Capital Corp.

Defendants named in the second complaint, as amended, are as follows: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.2 billion, and Credit Suisse First Boston Mortgage Securities Corp. as the issuer of certificates that Credit Suisse sold to the Bank; Deutsche involving certificates sold by Deutsche to the Bank in an amount paid of approximately $4.3 billion, and Deutsche Alt-A Securities Inc. as the issuer of certificates sold by Deutsche to the Bank; Bear Stearns involving certificates sold by Bear Stearns to the Bank in an amount paid of approximately $2.0 billion, Structured Asset Mortgage Investments II, Inc. as the issuer of certificates sold by Bear Stearns to the Bank, and The Bear Stearns Companies, LLC (formerly known as and referred to as The Bear Stearns Companies, Inc.) as the controlling person of the issuer; Greenwich Capital involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $632 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of one of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $704 million; UBS involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc. as the issuer of certificates that UBS sold to the Bank; Banc of America Securities LLC (Banc of America) involving certificates sold by Banc of America to the Bank in an amount paid of approximately $2.1 billion, Banc of America Funding Corporation as the issuer of certificates that Banc of America sold to the Bank, Banc of America Mortgage Securities, Inc. as the issuer of certificates that Banc of America sold to the Bank (collectively, the Banc of America Defendants); Countrywide involving certificates sold by Countrywide to the Bank in an amount paid of approximately $1.0 billion; and CWALT, Inc. (CWALT) as the issuer of certificates that Credit Suisse sold to the Bank, certificates that Deutsche sold to the Bank, one of the certificates that Bear Stearns sold to the Bank, certificates that Greenwich Capital sold to the Bank, certificates that Morgan Stanley sold to the Bank, certificates that UBS sold to the Bank, one of the certificates that Banc of America sold to the Bank, and certificates that Countrywide sold to the Bank, and Countrywide Financial Corporation as the controlling person of the issuer.

On November 5, 2010, the Bank filed a declaratory relief action against Bank of America Corporation in the Superior Court of the State of California, County of San Francisco, for determination that Bank of America Corporation is a successor to the liabilities of Countrywide Financial Corporation.

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

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 4.        (REMOVED AND RESERVED)

PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank executes new advances exclusively with members. There is no established marketplace for the Bank's stock. The Bank's stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank's capital plan, may be redeemed at par value, $100 per share, upon five years' notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank's capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 28, 2011, the Bank had 8.8 million shares of Class B stock held by 380 members and 3.3 million shares of Class B stock held by 52 nonmembers.

The Bank's dividend rates declared (annualized) and amounts paid are listed in the table below, according to the period in which they were declared and paid.

	2010			2009
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$6	$3	0.27%	$—	$—	—%
Second quarter	5	3	0.26	—	—	—
Third quarter	9	5	0.44	22	7	0.84
Fourth quarter	9	5	0.39	—	—	—

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the $100 per share par value.

Additional information regarding the Bank's dividends is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2010 to 2009 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2010	2009	2008	2007	2006
Selected Balance Sheet Items at Yearend
Total Assets(1)	$152,423	$192,862	$321,244	$322,446	$244,915
Advances	95,599	133,559	235,664	251,034	183,669
Mortgage Loans Held for Portfolio, Net	2,381	3,037	3,712	4,132	4,630
Investments(2)	52,582	47,006	60,671	64,913	55,391
Consolidated Obligations:(3)
Bonds	121,120	162,053	213,114	225,328	199,300
Discount Notes	19,527	18,246	91,819	78,368	30,128
Mandatorily Redeemable Capital Stock(4)	3,749	4,843	3,747	229	106
Capital Stock — Class B — Putable(4)	8,282	8,575	9,616	13,403	10,616
Restricted Retained Earnings	1,609	1,239	176	227	143
Accumulated Other Comprehensive Loss	(2,943)	(3,584)	(7)	(3)	(5)
Total Capital	6,948	6,230	9,785	13,627	10,754
Selected Operating Results for the Year
Net Interest Income	$1,296	$1,782	$1,431	$931	$839
Provision for Credit Losses on Mortgage Loans	2	1	—	—	—
Other Income/(Loss)	(604)	(948)	(690)	55	(10)
Other Expense	145	132	112	98	90
Assessments	146	186	168	236	197
Net Income	$399	$515	$461	$652	$542
Selected Other Data for the Year
Net Interest Margin(5)	0.79%	0.73%	0.44%	0.36%	0.37%
Operating Expenses as a Percent of Average Assets	0.07	0.04	0.03	0.03	0.03
Return on Average Assets	0.24	0.21	0.14	0.25	0.23
Return on Average Equity	6.13	5.83	3.54	5.80	5.40
Annualized Dividend Rate(6)	0.34	0.21	3.93	5.20	5.41
Dividend Payout Ratio(7)	7.31	4.17	114.32	87.14	97.70
Average Equity to Average Assets Ratio	3.98	3.57	3.93	4.25	4.33
Selected Other Data at Yearend
Regulatory Capital Ratio(8)	8.95	7.60	4.21	4.30	4.44
Duration Gap (in months)	1	4	3	2	1

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

(3)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of all 12 FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Yearend	Par Amount (In millions)
2010	$796,374
2009	930,617
2008	1,251,542
2007	1,189,706
2006	951,990

(4)
During 2008, 2009, and 2010, a number of members were placed into receivership or merged with nonmember institutions, including three large members. IndyMac Bank, F.S.B., and Washington Mutual Bank were placed into receivership during 2008, and Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a nonmember institution, in 2009. The Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability).

(5)	Net interest margin is net interest income divided by average interest-earning assets.

(6)
On February 22, 2011, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2010 at an annualized dividend rate of 0.29%. The Bank will record and pay the fourth quarter dividend during the first quarter of 2011.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, 2010 compensation payments, satisfaction of the Federal Home Loan Banks' REFCORP obligation, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

•	changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;

•	the volatility of market prices, rates, and indices;

•	the timing and volume of market activity;

•
political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as the impact of any government-sponsored enterprises (GSE) legislative reforms, changes in the Federal Home Loan Bank Act of 1932 as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or regulations applicable to the FHLBanks;

•	changes in the Bank's capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers, or other counterparties, and the other FHLBanks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank's derivatives counterparties;

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

•	technological changes and enhancements, and the Bank's ability to develop and support technology and information systems sufficient to manage the risks of the Bank's business effectively.

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

Overview

Conditions in the U.S. economy continued to affect the Bank's members and the Bank's business and results of operations during 2010. The U.S. economy experienced a moderate, but uneven, recovery during 2010. Unemployment remained high, and housing remained one of the weakest sectors of the economy. Nationally, home sales declined during the year from an already low level in 2009. Elevated delinquency and foreclosure rates, combined with high levels of distressed properties for sale, continued to put downward pressure on home prices and encouraged lenders to maintain cautious lending standards. Historically low rates on fixed rate mortgages fueled a robust refinancing market for the first three quarters of the year, but refinancing applications fell sharply during the fourth quarter when rates increased noticeably. The weakness of the economy and the housing markets provided little opportunity for improvement in loan activity for Bank members. Members continued to maintain high levels of liquidity, and member demand for advances remained low.

Net income for 2010 decreased by $116 million, or 23%, to $399 million from $515 million in 2009. The decrease in net income primarily reflected a decline in net interest income. In addition, with respect to net gains and losses associated with derivatives, hedged items, and financial instruments carried at fair value, the Bank experienced net losses in 2010 compared to net gains in 2009. These negative effects on net income were partially offset by lower other-than-temporary impairment (OTTI) credit charges on private-label residential mortgage-backed securities (PLRMBS) in the Bank's held-to-maturity securities portfolio in 2010 relative to 2009.

Net interest income for 2010 was $1.3 billion, compared with net interest income of $1.8 billion for 2009. The decrease in net interest income was due, in part, to lower advances and MBS balances, lower earnings on invested capital (resulting from the lower interest rate environment), and a lower net interest spread on advances because favorably priced debt issued in the fourth quarter of 2008 matured by the end of 2009. In addition, net interest income on economically hedged assets and liabilities was lower in 2010 relative to the year-earlier period. (This income is generally offset by net interest expense on derivative instruments used in economic hedges, reflected in other income.) These factors were partially offset by increased spreads on the mortgage portfolio and the non-MBS investment portfolio.

Other income/(loss) for 2010 was a loss of $604 million, a decrease of $344 million from the $948 million loss for 2009. The loss for 2010 reflected a credit-related OTTI charge of $331 million on certain PLRMBS, compared to a credit-related OTTI charge of $608 million for 2009. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $121 million for 2010, compared to a net gain of $104 million for 2009. In addition, net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $161 million in 2010, compared to $452 million in 2009.

The $121 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for 2010 reflected losses primarily associated with reversals of prior period gains and the effects of changes in interest rates. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of December 31, 2010, the Bank's restricted retained earnings included a cumulative net gain of $148 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $331 million for 2010 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. The increases in projected collateral losses in the Bank's OTTI analyses in 2010 reflected the adverse impact on projected borrower default rates and projected loan loss severity of several factors, including the impact of large inventories of unsold homes on current and forecasted housing prices, the impact of continued weakness in the economy and employment on projected borrower default rates, and the impact of foreclosure procedure errors by loan servicers and their efforts to remediate those errors, which increases foreclosure costs and delays the liquidation of defaulted loans, resulting in higher loan losses. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral.

The non-credit-related OTTI charges on the affected PLRMBS recorded in other comprehensive income were $209 million for 2010 and $3.5 billion for 2009. For each security, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The Bank accreted $850 million for the affected PLRMBS in 2010, and accumulated other comprehensive loss decreased to $2.9 billion at December 31, 2010, from $3.6 billion at December 31, 2009. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Additional information about investments and OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank's PLRMBS is also provided in “Item 3. Legal Proceedings.”

On February 22, 2011, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2010 at an annualized rate of 0.29%. The Bank recorded the fourth quarter dividend on February 22, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about March 24, 2011. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of December 31, 2010, the Bank's excess capital stock totaled $6.7 billion, or 4.38% of total assets.

As of December 31, 2010, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 8.95%, exceeding the 4.00% requirement. The Bank had $13.6 billion in regulatory capital, exceeding its risk-based capital requirement of $4.2 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $478 million in excess capital stock on March 25, 2011. This repurchase, combined with the scheduled redemption of $22 million in mandatorily redeemable capital stock during the first quarter of 2011, will reduce the Bank's excess capital stock by up to $500 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of the Bank's PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During 2010, total assets decreased $40.5 billion, or 21%, to $152.4 billion at December 31, 2010, from $192.9 billion at December 31, 2009. Total advances declined $38.0 billion, or 28%, to $95.6 billion at December 31, 2010, from $133.6 billion at December 31, 2009. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased to $31.8 billion at December 31, 2010, from $36.9 billion at December 31, 2009, primarily because of principal payments, prepayments, and maturities in the MBS portfolio. During 2010, Federal funds sold increased $8.1 billion, to $16.3 billion at December 31, 2010, from $8.2 billion at December 31, 2009. The Bank increased its use of Federal funds sold to invest the proceeds from advance prepayments.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During 2010, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during 2010.

During 2010, 20 member institutions were placed into receivership or liquidation. Seventeen of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to 15 of these institutions were either repaid prior to December 31, 2010, or assumed by member institutions, and no losses were incurred by the Bank. The advances outstanding to the other two institutions total $82 million. These advances were assumed by nonmember institutions. The Bank has sufficient collateral for these advances and the Bank anticipates they will be paid in full upon maturity. Bank capital stock held by 11 of the 20 institutions totaling $308 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other nine institutions was transferred to other members.

From January 1, 2011, to February 28, 2011, four member institutions were placed into receivership or liquidation. The advances outstanding to one of these institutions were repaid prior to February 28, 2011, and its capital stock totaling $2 million was classified as mandatorily redeemable capital stock (a liability). One institution had no advances outstanding at the time it was placed into receivership or liquidation, and the advances outstanding to the remaining two institutions were transferred to other members. The Bank capital stock held by these three institutions was transferred to other members.

During the latter part of 2010, several issues contributed to ongoing uncertainty in the housing and mortgage markets, including the potential for widespread deficiencies in the processing of home mortgage loan foreclosures and increasing investor demands on issuers and originators for the repurchase of mortgage loans underlying MBS that do not conform to the applicable representations and warranties. The Bank continues to monitor developments in these areas to assess the potential impact on the Bank's PLRMBS, MPF loans, and securities and loan collateral and on the creditworthiness of any Bank member or affiliate affected by these issues.

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank. The FHLBanks' REFCORP obligations are expected to be fully satisfied during 2011. The intent of the Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank is currently required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds. The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

For more information about the Agreement, see “Results of Operations – Comparison of 2010 to 2009 – Dividends and Retained Earnings.”

Results of Operations

Comparison of 2010 to 2009

Net Interest Income. The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets table below presents the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2010 and 2009, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2010			2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$—	$—	—%	$6	$—	0.17%
Federal funds sold	15,785	29	0.19	14,230	23	0.16
Trading securities:
MBS	27	1	3.68	33	1	3.03
Other investments	1,037	5	0.51	—	—	—
Available-for-sale securities:(1)
Other investments	1,932	6	0.31	149	—	0.25
Held-to-maturity securities:(1)
MBS	27,190	1,021	3.75	35,585	1,449	4.07
Other investments	9,763	25	0.26	10,012	31	0.31
Mortgage loans held for portfolio, net	2,758	138	4.99	3,376	157	4.65
Advances(2)(3)	104,769	1,123	1.07	181,659	2,800	1.54
Deposits with other FHLBanks	1	—	0.05	—	—	—
Loans to other FHLBanks	9	—	0.15	239	—	0.11
Total interest-earning assets	163,271	2,348	1.44	245,289	4,461	1.82
Other assets(3)(4)(5)(6)	(27)	—	—	2,377	—	—
Total Assets	$163,244	$2,348	1.44%	$247,666	$4,461	1.80%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)(3)	$131,510	$995	0.76%	$177,172	$2,199	1.24%
Discount notes	17,704	40	0.23	53,813	472	0.88
Deposits(4)	1,573	1	0.05	2,066	1	0.05
Borrowings from other FHLBanks	1	—	0.19	6	—	0.16
Mandatorily redeemable capital stock	4,444	16	0.34	3,541	7	0.21
Other borrowings	—	—	0.10	7	—	0.10
Total interest-bearing liabilities	155,232	1,052	0.68	236,605	2,679	1.13
Other liabilities(3)(4)(5)	1,512	—	—	2,230	—	—
Total Liabilities	156,744	1,052	0.67	238,835	2,679	1.13
Total Capital	6,500	—	—	8,831	—	—
Total Liabilities and Capital	$163,244	$1,052	0.64%	$247,666	$2,679	1.08%
Net Interest Income		$1,296			$1,782
Net Interest Spread(3)(7)			0.76%			0.69%
Net Interest Margin(3)(8)			0.79%			0.73%
Interest-earning Assets/Interest-bearing Liabilities(3)	105.18%			103.67%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or OTTI charges related to all other factors.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2010			2009
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(47)	$(547)	$(594)	$(68)	$(966)	$(1,034)
Consolidated obligation bonds	94	1,733	1,827	140	2,099	2,239

(3)
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

(4)	Average balances do not reflect the effect of reclassifications of cash collateral.

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes OTTI charges on held-to-maturity securities related to all other factors.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income divided by average interest-earning assets.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2010 compared to 2009. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2010 Compared to 2009

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$6	$2	$4
Trading securities:
Other investments	5	5	—
Available-for-sale securities:
Other investments	6	6	—
Held-to-maturity securities:
MBS	(428)	(322)	(106)
Other investments	(6)	(1)	(5)
Mortgage loans held for portfolio	(19)	(30)	11
Advances(2)	(1,677)	(975)	(702)
Total interest-earning assets	(2,113)	(1,315)	(798)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(1,204)	(479)	(725)
Discount notes	(432)	(206)	(226)
Mandatorily redeemable capital stock	9	3	6
Total interest-bearing liabilities	(1,627)	(682)	(945)
Net interest income	$(486)	$(633)	$147

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income for 2010 was $1.3 billion, a 27% decrease from $1.8 billion for 2009. This decrease was driven primarily by the following:

•
Interest income on non-MBS investments increased $11 million in 2010 compared to 2009. The increase consisted of a $12 million increase attributable to a 17% increase in average non-MBS investment balances and a $1 million increase attributable to higher average yields on non-MBS investments.

•
Interest income from the mortgage portfolio decreased $447 million in 2010 compared to 2009. The decrease consisted of a $322 million decrease attributable to a 24% decrease in average MBS outstanding, a $106 million decrease attributable to lower average yields on MBS investments, and a $30 million decrease attributable to an 18% decrease in average mortgage loans outstanding, partially offset by an $11 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by $4 million in 2010 and by $17 million in 2009. The decrease in 2010 was primarily due to slower projected prepayment speeds.

•
Interest income from advances decreased $1.7 billion in 2010 compared to 2009. The decrease consisted of a $702 million decrease attributable to lower average yields and a $975 million decrease attributable to a 42% decrease in average advances outstanding, reflecting lower member demand during 2010 relative to 2009. In addition, members and nonmember borrowers prepaid $17.1 billion of advances in 2010 and $17.6 billion in 2009. As a result, interest income was increased by net prepayment fees of $53 million in 2010 and $34 million in 2009.

•
Interest expense on consolidated obligations (bonds and discount notes) decreased $1.6 billion in 2010 compared to 2009. The decrease consisted of a $951 million decrease attributable to lower interest rates on consolidated obligations and a $685 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin for 2010 was 79 basis points, 6 basis points higher than the net interest margin for 2009, which was 73 basis points. The net interest spread for 2010 was 76 basis points, 7 basis points higher than the net interest spread for 2009, which was 69 basis points. These improvements were primarily due to a higher net interest spread on the mortgage portfolio and an increase in advance prepayment fees.

Net interest income on economically hedged assets and liabilities was lower in 2010 relative to 2009. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in 2010, primarily because of the impact of lower interest rates throughout 2010 on the adjustable rate leg of the interest rate swaps.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2010 and 2009.

Other Income/(Loss)

(In millions)	2010	2009
Other Income/(Loss):
Services to members	$1	$1
Net gain/(loss) on trading securities(1)	(1)	1
Total other-than-temporary impairment loss on held-to-maturity securities	(540)	(4,121)
Portion of impairment loss recognized in other comprehensive income	209	3,513
Net other-than-temporary impairment loss on held-to-maturity securities	(331)	(608)
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(113)	(471)
Net (loss)/gain on derivatives and hedging activities	(168)	122
Other	8	7
Total Other Income/(Loss)	$(604)	$(948)

(1)    The net gain/(loss) on trading securities that were economically hedged totaled $(1) million in 2010 and was immaterial in 2009.

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $331 million credit-related OTTI charge on PLRMBS during 2010, compared to a $608 million credit-related OTTI charge on PLRMBS during 2009. The credit-related OTTI charge of $331 million for 2010 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. The increases in projected collateral losses in the Bank's OTTI analyses in 2010 reflected the adverse impact on projected borrower default rates and projected loan loss severity of several factors, including the impact of large inventories of unsold homes on current and forecasted housing prices, the impact of continued weakness in the economy and employment on projected borrower default rates, and the impact of foreclosure procedure errors by loan servicers and their efforts to remediate those errors, which increases foreclosure costs and delays the liquidation of defaulted loans, resulting in higher loan losses. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the years ended December 31, 2010 and 2009.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value

(In millions)	2010	2009
Advances	$(164)	$(572)
Consolidated obligation bonds	51	101
Total	$(113)	$(471)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For 2010, the unrealized net fair value losses on advances were primarily driven by the increased interest rate environment relative to the actual coupon rates on the Bank's advances and increased swaption volatilities used in pricing fair value option putable advances during 2010. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by increased interest rates on newly issued consolidated obligation bonds relative to the actual coupon rates on the Bank's consolidated obligation bonds and from higher swaption volatilities used in pricing fair value option callable bonds during 2010.

For 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank's advances, partially offset by gains resulting from decreased swaption volatilities used in pricing fair value option putable advances during 2009. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds, partially offset by losses from lower swaption volatilities used in pricing fair value option callable bonds during 2009.

Net (Loss)/Gain on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net (loss)/gain on derivatives and hedging activities” in 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities 2010 Compared to 2009

(In millions)	2010				2009
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$137	$(402)	$(265)	$—	$598	$(724)	$(126)
Not elected for fair value option	—	—	(41)	(41)	(36)	127	(141)	(50)
Consolidated obligation bonds:
Elected for fair value option	—	(36)	138	102	—	68	(54)	14
Not elected for fair value option	1	(63)	178	116	60	(249)	336	147
Consolidated obligation discount notes:
Not elected for fair value option	—	(47)	(32)	(79)	—	6	131	137
Non-MBS investments:
Not elected for fair value option	—	1	(2)	(1)	—	—	—	—
Total	$1	$(8)	$(161)	$(168)	$24	$550	$(452)	$122

During 2010, net losses on derivatives and hedging activities totaled $168 million compared to net gains of $122 million in 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $161 million in 2010, compared to net interest expense on derivative instruments used in economic hedges of $452 million in 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout 2010 on the adjustable rate leg of the interest rate swaps.

Excluding the $161 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2010 totaled $7 million as detailed above. The $7 million in net losses were primarily attributable to changes in interest rates and increased swaption volatilities during 2010.

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

In general, nearly all of the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank's retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities.”

Other Expense. Other expenses were $145 million in 2010 compared to $132 million in 2009, reflecting increased compensation and benefits-related costs, higher consulting costs, higher concessions paid on consolidated obligations designated under the fair value option, and increased other expenses. The rise in costs was primarily in response to increased business risk management needs and complexity.

Affordable Housing Program and Resolution Funding Corporation Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make payments to the Resolution Funding Corporation (REFCORP). REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. In addition, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank's AHP provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. Each FHLBank provides its net income before the REFCORP and AHP assessments to REFCORP, which then performs the calculations for each quarter end.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). To the extent that the aggregate 10% calculation is less than $100 million, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $228 million, $258 million, and $197 million for their AHPs in 2010, 2009, and 2008, respectively, and there was no AHP shortfall in any of those years.

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

The cumulative amount to be paid to REFCORP by the Bank depends on the future earnings of all 12 FHLBanks and on interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank's obligation to REFCORP would be calculated based on the Bank's year-to-date net income. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks' obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment occurs when the actual aggregate quarterly payment by all 12 FHLBanks falls short of $75 million.

The FHLBanks' aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011. Depending on the future earnings of all 12 FHLBanks, the term could be shortened even further. The FHLBanks' aggregate payments through 2010 have satisfied $65 million of the $75 million scheduled payment due on October 15, 2011, and have completely satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will satisfy the required payments after December 31, 2010, until the annuity is satisfied.

The scheduled payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter.

In addition to the FHLBanks' responsibility to fund REFCORP, the FHLBank presidents are appointed on a rotating basis to serve as two of the three directors on the REFCORP directorate.

For additional information on the REFCORP assessment, see “Dividends and Retained Earnings.”

The Bank set aside $46 million for the AHP in 2010, compared to $58 million in 2009. The Bank's total REFCORP assessments equaled $100 million in 2010, compared to $128 million in 2009. The decline in AHP and REFCORP assessments reflected lower earnings in 2010.

Return on Average Equity. Return on average equity (ROE) was 6.13% in 2010, compared to 5.83% in 2009. This increase reflected the decline in average equity, which decreased 26%, to $6.5 billion in 2010 from $8.8 billion in 2009, partially offset by the decline in net income, which decreased 23%, to $399 million in 2010 from $515 million in 2009.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2010, advances maturing within five years totaled $88.2 billion, significantly in excess of the $0.1 billion of member deposits on that date. At December 31, 2009, advances maturing within five years totaled $125.2 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of December 31, 2010, and December 31, 2009, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank's Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments.

In general, the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may help preserve the Bank's ability to pay dividends, the reversal of cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank's other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

The retained earnings restricted in accordance with this provision of the Bank's Retained Earnings and Dividend Policy totaled $148 million at December 31, 2010, and $181 million at December 31, 2009.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly valuation losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit losses related to OTTI of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.5 billion at December 31, 2010, and $1.1 billion at December 31, 2009.

On May 29, 2009, the Board of Directors amended the Bank's Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target. In September 2009, the Board of Directors increased the targeted amount of restricted retained earnings to $1.8 billion from $1.2 billion. Most of the increase in the target was due to an increase in the projected losses on the Bank's PLRMBS under assumptions about housing market conditions that are considerably more stressful than the Bank's base case expectations. On January 29, 2010, the Board of Directors adopted technical revisions to the Retained Earnings and Dividend Policy that did not have any impact on the Bank's methodology for calculating restricted retained earnings or the dividend. On December 1, 2010, the Board of Directors updated and refined certain components of the methodology for calculating the targeted buildup; these revisions did not change the targeted amount of $1.8 billion.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $45 million at an annualized rate of 0.34% in 2010 and $29 million at an annualized rate of 0.21% in 2009.

On February 22, 2011, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2010 at an annualized rate of 0.29%. The Bank recorded the fourth quarter dividend on February 22, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the fourth quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about March 24, 2011.

The Bank will pay the fourth quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of December 31, 2010, the Bank's excess capital stock totaled $6.7 billion, or 4.38% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Joint Capital Enhancement Agreement – Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement).

The Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to the REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account to be established by each FHLBank.

Under the Agreement, each FHLBank will be required to build its separate restricted retained earnings account to an amount equal to 1% of its total consolidated obligations, based on the most recent quarter's average carrying value of all consolidated obligations for which the FHLBank is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).

The Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the Agreement. Under the Agreement, if the FHLBanks' REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the Agreement, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations.

The Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income for other quarters during the same calendar year so that the minimum required year-to-date or annual allocation to its separate restricted retained earnings account is attained. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its separate restricted retained earnings account compared to the balance at the beginning of that calendar year, the FHLBank's quarterly allocation requirement will thereafter increase to 50% of quarterly net income until the cumulative difference between the allocations made at the 50% rate and the allocations that would have been made at the regular 20% rate is equal to the amount of the decrease below the balance of its separate restricted retained earnings account at the beginning of that calendar year. Any year-to-date or annual losses beyond losses that decrease the separate restricted retained earnings account to its balance as of the beginning of the calendar year will first reduce retained earnings that are not restricted retained earnings to a zero balance, and then may reduce the balance of the FHLBank's separate restricted retained earnings account, but not below a zero balance.

The Agreement provides that if an FHLBank's separate restricted retained earnings account exceeds 1.5% of its Total Consolidated Obligations, the FHLBank may transfer amounts from its separate restricted retained earnings account to another retained earnings account, but only to the extent that the balance of its separate restricted retained earnings account remains at least equal to 1.5% of the FHLBank's Total Consolidated Obligations immediately following the transfer.

The Agreement provides that during the Dividend Restriction Period (as that term is defined by the Agreement), an FHLBank may pay dividends only from retained earnings that are not restricted retained earnings or the portion of quarterly net income that exceeds the amount required to be allocated to the separate restricted retained earnings account. The Agreement expressly provides that it will not affect the rights of an FHLBank's Class B stock holders in the retained earnings of an FHLBank, including those held in the separate restricted retained earnings account of the FHLBank.

Consistent with applicable law, the Agreement further provides that during the Dividend Restriction Period (as that term is defined by the Agreement), an FHLBank will redeem or repurchase capital stock only at par value, and will not engage in a redemption or repurchase if, following the transaction, the FHLBank's regulatory total capital would fall below its aggregate paid-in amount of capital stock.

The Agreement will terminate: by an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks; or automatically, if a change in the Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an

FHLBank's net income to any retained earnings account other than the amount specified in the Agreement, or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its separate restricted retained earnings account.

Comparison of 2009 to 2008

During 2009, total assets decreased $128.3 billion, or 40%, to $192.9 billion at yearend 2009 from $321.2 billion at yearend 2008. Advances outstanding decreased by $102.1 billion, or 43%, to $133.6 billion at December 31, 2009, from $235.7 billion at December 31, 2008. In addition, cash and due from banks decreased to $8.3 billion from $19.6 billion, Federal funds sold decreased to $8.2 billion from $9.4 billion, and held-to-maturity securities decreased to $36.9 billion from $51.2 billion.

Net income for 2009 increased by $54 million, or 12%, to $515 million from $461 million in 2008. The increase primarily reflected net gains associated with derivatives, hedged items, and financial instruments carried at fair value and an increase in net interest income, partially offset by an increase in OTTI charges on certain PLRMBS in the Bank's held-to-maturity securities portfolio.

Net Interest Income. Net interest income for 2009 rose $351 million, or 25%, to $1.8 billion from $1.4 billion in 2008. Most of the increase in net interest income for 2009 was offset by net interest expense on derivative instruments used in economic hedges (reflected in other income), which totaled $452 million in 2009 and $120 million in 2008. Net interest income for 2009 also reflected a rise in the average profit spread on the MBS and mortgage loan portfolios, reflecting the favorable impact of a lower interest rate environment and a steeper yield curve. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost. The increases in net interest income were partially offset by a lower yield on invested capital because of the lower interest rate environment during 2009 and lower net interest spreads on the non-MBS investment portfolio.

The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2009 and 2008, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2009			2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$6	$—	0.17%	$—	$—	—%
Federal funds sold	14,230	23	0.16	13,927	318	2.28
Trading securities:
MBS	33	1	3.03	46	2	4.35
Available-for-sale securities:(1)
Other investments	149	—	0.25	—	—	—
Held-to-maturity securities:(1)
MBS	35,585	1,449	4.07	38,781	1,890	4.87
Other investments	10,012	31	0.31	15,545	425	2.73
Mortgage loans held for portfolio, net	3,376	157	4.65	3,911	200	5.11
Advances(2)(3)	181,659	2,800	1.54	252,332	8,182	3.24
Loans to other FHLBanks	239	—	0.11	23	—	1.93
Total interest-earning assets	245,289	4,461	1.82	324,565	11,017	3.39
Other assets(3)(4)(5)(6)	2,377	—	—	6,619	—	—
Total Assets	$247,666	$4,461	1.80%	$331,184	$11,017	3.33%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)(3)	$177,172	$2,199	1.24%	$229,943	$7,282	3.17%
Discount notes	53,813	472	0.88	80,658	2,266	2.81
Deposits(4)	2,066	1	0.05	1,462	24	1.64
Borrowings from other FHLBanks	6	—	0.16	20	—	1.02
Mandatorily redeemable capital stock	3,541	7	0.21	1,249	14	3.93
Other borrowings	7	—	0.10	17	—	1.69
Total interest-bearing liabilities	236,605	2,679	1.13	313,349	9,586	3.06
Other liabilities(3)(4)(5)	2,230	—	—	4,830	—	—
Total Liabilities	238,835	2,679	1.12	318,179	9,586	3.01
Total Capital	8,831	—	—	13,005	—	—
Total Liabilities and Capital	$247,666	$2,679	1.08%	$331,184	$9,586	2.89%
Net Interest Income		$1,782			$1,431
Net Interest Spread(3)(7)			0.69%			0.33%
Net Interest Margin(3)(8)			0.73%			0.44%
Interest-earning Assets/Interest-bearing Liabilities(3)	103.67%			103.58%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or OTTI charges related to all other factors.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2009			2008
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(68)	$(966)	$(1,034)	$(19)	$(388)	$(407)
Consolidated obligation bonds	140	2,099	2,239	15	1,541	1,556

(3)
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

(4)	Average balances do not reflect the effect of reclassifications of cash collateral.

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes OTTI charges on held-to-maturity securities related to all other factors.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income divided by average interest-earning assets.

The following Change in Net Interest Income table details the changes in interest income and interest expense for 2009 compared to 2008. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2009 Compared to 2008

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(295)	$7	$(302)
Trading securities:
MBS	(1)	—	(1)
Available-for-sale securities:
Other investments	—	—	—
Held-to-maturity securities:
MBS	(441)	(147)	(294)
Other investments	(394)	(113)	(281)
Mortgage loans held for portfolio	(43)	(26)	(17)
Advances(2)	(5,382)	(1,900)	(3,482)
Loans to other FHLBanks	—	1	(1)
Total interest-earning assets	(6,556)	(2,178)	(4,378)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(5,083)	(1,420)	(3,663)
Discount notes	(1,794)	(585)	(1,209)
Deposits	(23)	7	(30)
Mandatorily redeemable capital stock	(7)	57	(64)
Total interest-bearing liabilities	(6,907)	(1,941)	(4,966)
Net interest income	$351	$(237)	$588

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income for 2009 was $1.8 billion, a 25% increase from $1.4 billion for 2008. The increase was driven primarily by the following:

•
Interest income on non-MBS investments decreased $689 million in 2009 compared to 2008. The decrease consisted of a $583 million decrease attributable to lower average yields on non-MBS investments and a $106 million attributable to a 17% decrease in average non-MBS investment balances.

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

•
Interest income from advances decreased $5.4 billion in 2009 compared to 2008. The decrease consisted of a $3.5 billion decrease attributable to lower average yields and a $1.9 billion decrease attributable to a 28% decrease in average advances outstanding, reflecting lower member demand during 2009 relative to 2008. In addition, members and nonmember borrowers prepaid $17.6 billion of advances in 2009 compared to $12.2 billion in 2008. As a result of these advances prepayments, interest income was increased by net prepayment fees of $34 million in 2009. In 2008, interest income was decreased by net prepayment credits of $4 million. The increase in advances prepayments in 2009 reflected members' reduced liquidity needs.

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

The net interest margin was 73 basis points for 2009, 29 basis points higher than the net interest margin for 2008, which was 44 basis points. The net interest spread was 69 basis points for 2009, 36 basis points higher than the net interest spread for 2008, which was 33 basis points. The increase in net interest income was partially offset by net interest expense on derivative instruments used in economic hedges, included in other income. In addition, the increase was partially due to a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of a lower interest rate environment and a steeper yield curve. The lower interest rate environment provided the Bank with the opportunity to call fixed rate callable debt and refinance that debt at a lower cost. These increases were partially offset by the lower yield on invested capital because of the lower interest rate environment during 2009 and lower net interest spreads on the non-MBS investment portfolio.

The increase in net interest income was partially offset by the increase in net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss).” The increase reflected economic hedges used to hedge fixed rate advances and MBS with interest rate swaps having a fixed rate pay leg and an adjustable rate receive leg. The decrease in LIBOR—the rate received on the adjustable rate leg—throughout 2009 significantly increased the rate swaps' net interest expense.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2009 and 2008.

Other Income/(Loss)

(In millions)	2009	2008
Other Income/(Loss):
Services to members	$1	$1
Net gain/(loss) on trading securities(1)	1	(1)
Total other-than-temporary impairment loss on held-to-maturity securities	(4,121)	(590)
Portion of impairment loss recognized in other comprehensive income	3,513	—
Net other-than-temporary impairment loss on held-to-maturity securities	(608)	(590)
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(471)	890
Net gain/(loss) on derivatives and hedging activities	122	(1,008)
Other	7	18
Total Other Income/(Loss)	$(948)	$(690)

(1)    The net gain/(loss) on trading securities that were economically hedged was immaterial in 2009 and 2008, respectively.

Net Other-Than-Temporary Impairment Loss on Held-to-Maturity Securities – The Bank recognized a $608 million OTTI credit-related charge on PLRMBS during 2009, compared to a $590 million OTTI charge, which included a credit-related charge of $20 million and a non-credit-related charge of $570 million, on PLRMBS during 2008. The main difference between the OTTI charge in 2009 compared to 2008 is the accounting treatment of the credit loss on PLRMBS in 2009 following the implementation of the new OTTI guidance. Under accounting guidance on OTTI adopted as of January 1, 2009, the portion of any OTTI related to credit loss is recognized in income, while the non-credit-related portion of any OTTI is recognized in other comprehensive income, a component of capital. Prior to the adoption of this guidance, all OTTI was recognized in income. Additional information about the OTTI charge is provided in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the years ended December 31, 2009 and 2008.

Net (Loss)/Gain on Advances and Consolidated Obligation Bonds Held at Fair Value

(In millions)	2009	2008
Advances	$(572)	$914
Consolidated obligation bonds	101	(24)
Total	$(471)	$890

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For 2009, the unrealized net fair value losses on advances were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the Bank's advances, partially offset by gains resulting from decreased swaption volatilities used in pricing fair value option putable advances during 2009. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the increased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds, partially offset by losses resulting from lower swaption volatilities used in pricing fair value option callable bonds during 2009.

For 2008, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances, partially offset by losses resulting from increased swaption volatilities used in pricing fair value option putable advances during 2008. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates of the consolidated obligation bonds, partially offset by gains resulting from increased swaption volatilities used in pricing fair value option callable bonds during 2008.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2009 and 2008.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2009 Compared to 2008

(In millions)	2009				2008
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$598	$(724)	$(126)	$—	$(908)	$(140)	$(1,048)
Not elected for fair value option	(36)	127	(141)	(50)	48	(167)	4	(115)
Consolidated obligation bonds:
Elected for fair value option	—	68	(54)	14	—	(79)	(203)	(282)
Not elected for fair value option	60	(249)	336	147	(38)	216	180	358
Consolidated obligation discount notes:
Not elected for fair value option	—	6	131	137	—	40	39	79
Total	$24	$550	$(452)	$122	$10	$(898)	$(120)	$(1,008)

During 2009, net gains on derivatives and hedging activities totaled $122 million compared to net losses of $1.0 billion in 2008. These amounts included net interest expense on derivative instruments used in economic hedges of $452 million in 2009, compared to net interest expense on derivative instruments used in economic hedges of $120 million in 2008. The increase in net interest expense was primarily due to the impact of the decrease in interest rates throughout 2009 on the adjustable rate leg of the interest rate swaps.

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

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during 2009 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

Other Expense. Other expenses were $132 million in 2009 compared to $112 million in 2008, primarily because of an increase in the number of employees, increased compensation and benefits-related costs, and higher consulting costs. The rise in costs was primarily in response to increased business risk management needs and complexity.

Return on Average Equity. ROE was 5.83% in 2009, an increase of 229 basis points from 3.54% in 2008. This increase reflected the decline in average equity, which decreased 32%, to $8.8 billion in 2009 from $13.0 billion in 2008, coupled with an increase in net income in 2009.

Dividends. The Bank's dividend rate for 2009 was 0.21%, compared to 3.93% for 2008. The 2009 dividend rate was lower than the rate for 2008 because the Bank did not pay a dividend in the first, second and fourth quarters of

2009 mainly due to OTTI charges on certain PLRMBS.

Financial Condition

Total assets were $152.4 billion at December 31, 2010, a 21% decrease from $192.9 billion at December 31, 2009, primarily as a result of a decline in advances, which decreased by $38.0 billion, or 28%, to $95.6 billion at December 31, 2010, from $133.6 billion at December 31, 2009. In addition, held-to-maturity securities decreased to $31.8 billion at December 31, 2010, from $36.9 billion at December 31, 2009. Average total assets were $163.2 billion for 2010, a 34% decrease compared to $247.7 billion for 2009. Average advances were $104.8 billion for 2010, a 42% decrease from $181.7 billion for 2009.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low. Held-to-maturity securities decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio.

Advances outstanding at December 31, 2010, included unrealized gains of $690 million, of which $363 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2009, included unrealized gains of $1.2 billion, of which $630 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $616 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2009, to December 31, 2010, was primarily attributable to a reversal of prior period gains, partially offset by the effects of the decreased short-term interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $145.5 billion at December 31, 2010, a 22% decrease from $186.6 billion at December 31, 2009, reflecting decreases in consolidated obligations outstanding from $180.3 billion at December 31, 2009, to $140.6 billion at December 31, 2010. The decrease in consolidated obligations outstanding paralleled the decrease in assets during 2010. Average total liabilities were $156.7 billion for 2010, a 34% decrease compared to $238.8 billion for 2009. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $149.2 billion in 2010 and $231.0 billion in 2009.

Consolidated obligations outstanding at December 31, 2010, included unrealized losses of $1.6 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $110 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2009, included unrealized losses of $2.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $53 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2009, to December 31, 2010, was primarily attributable to the decreased long-term interest rate environment.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2010, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $796.4 billion at December 31, 2010, and $930.6 billion at December 31, 2009.

As of December 31, 2010, Standard & Poor's Rating Services (Standard & Poor's) rated the FHLBanks' consolidated obligations AAA/A-1+, and Moody's Investors Service (Moody's) rated them Aaa/P-1. As of December 31, 2010, Standard & Poor's assigned ten FHLBanks, including the Bank, a long-term credit rating of AAA and assigned the FHLBank of Seattle and the FHLBank of Chicago a long-term credit rating of AA+. On July 2, 2010, Standard & Poor's revised the FHLBank of Seattle's outlook to negative. As of December 31, 2010, Moody's continued to assign all the FHLBanks a long-term credit rating of Aaa. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2010, and as of each period end presented, and determined that it is unlikely the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $128.4 billion (84% of total assets) at December 31, 2010, from $161.4 billion (84% of total assets) at December 31, 2009, representing a decrease of $33.0 billion, or 20%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $494 million in 2010, a decrease of $206 million, or 29%, compared to $700 million in 2009. The decline was primarily attributable to a lower net interest spread on advances, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009, and a lower volume of advances. In addition, adjusted net interest income declined in 2010 because of a lower yield on invested capital resulting from the lower interest rate environment, partially offset by increased profit spreads on the Bank's non-MBS portfolio. Members and nonmember borrowers prepaid $17.1 billion of advances in 2010 compared to $17.6 billion in 2009. As a result, interest income was increased by net prepayment fees of $53 million in 2010 and $34 million in 2009.

Adjusted net interest income for this segment was $700 million in 2009, a decrease of $162 million, or 19%, compared to $862 million in 2008. The decline was primarily attributable to the lower yield on invested capital because of the lower interest rate environment during 2009, lower net interest spreads on the non-MBS investment portfolio, and lower average balances of advances. Members and nonmember borrowers prepaid $17.6 billion of advances in 2009 compared to $12.2 billion in 2008. As a result of these advances prepayments, interest income was increased by net prepayment fees of $34 million in 2009. In 2008, interest income was decreased by net prepayment credits of $4 million.

Adjusted net interest income for this segment represented 47%, 56% and 65% of total adjusted net interest income for 2010, 2009, and 2008, respectively.

Advances – The par amount of advances outstanding decreased by $37.4 billion, or 28%, to $94.9 billion at December 31, 2010, from $132.3 billion at December 31, 2009. The decrease was primarily attributable to the $29.1 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to these borrowers decreased to $74.0 billion at December 31, 2010, from $103.1 billion at December 31, 2009. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Concentration Risk — Advances” for further information.) The remaining $8.3 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 48 borrowers increased their advances during 2010, while 195 borrowers decreased their advances.

The $37.4 billion decrease in advances outstanding reflects a $24.4 billion decrease in fixed rate advances, a $12.2 billion decrease in adjustable rate advances, and a $0.8 billion decrease in daily variable rate advances. The components of the advances portfolio at December 31, 2010 and 2009, are presented in the following table.

Advances Portfolio by Product Type

	2010		2009
(Dollars In millions)	Par Amount	Percent of Total Par Amount	Par Amount	Percent of Total Par Amount
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$48,944	52%	$60,993	46%
Adjustable – other indices	153	—	288	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,160	1	1,125	1
Subtotal adjustable rate advances	50,257	53	62,406	47
Fixed	35,373	38	48,606	37
Fixed – amortizing	395	—	485	—
Fixed – with PPS(1)	5,303	6	15,688	12
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	9	—	19	—
Fixed – callable at member's option with PPS(1)	274	—	—	—
Fixed – putable at Bank's option	2,039	2	2,910	3
Fixed – putable at Bank's option with PPS(1)	398	—	503	—
Subtotal fixed rate advances	43,991	46	68,411	52
Daily variable rate advances	661	1	1,496	1
Total par amount	$94,909	100%	$132,313	100%

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

Average advances were $104.8 billion in 2010, a 42% decrease from $181.7 billion in 2009. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank's financial obligations on a timely basis, which may supplement or reduce earnings. The Bank's total non-MBS investment portfolio was $31.1 billion as of December 31, 2010, an increase of $12.3 billion, or 66%, from $18.8 billion as of December 31, 2009. The growth in the non-MBS investment portfolio was primarily due to an increase in Federal funds sold as more of the Bank's counterparties participated in this market, which resulted in a decline in cash held at the Federal Reserve Bank of San Francisco.

Cash and Due from Banks – Cash and due from banks decreased to $755 million at December 31, 2010, from $8.3 billion at December 31, 2009. The decline in cash and due from banks at December 31, 2010, was a result of increased participation by counterparties in the overnight Federal funds market, which allowed the Bank to invest funds and reduce cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $33.7 billion, or 22%, from $155.2 billion at December 31, 2009, to $121.5 billion at December 31, 2010.

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

At December 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $173.7 billion, of which $32.7 billion were hedging advances, $137.7 billion were hedging consolidated obligations, $2.3 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2009, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $220.8 billion, of which $53.7 billion were hedging advances, $166.5 billion were hedging consolidated obligations, and $0.6 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other government-sponsored enterprises (GSEs) such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates.

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During 2010, yields on intermediate-term U.S. Treasury securities declined because of increased investor demand for U.S. Treasury securities as a result of higher European sovereign risks and because of accommodative Federal Reserve policy to address weak economic growth in the U.S. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	December 31, 2010	December 31, 2009
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.13	0.06
3-month LIBOR	0.30	0.25
2-year Treasury note	0.60	1.14
5-year Treasury note	2.01	2.68

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in 2010 and 2009. With respect to consolidated obligation bonds, the decision by the Federal Reserve to end its program to purchase term GSE debt on March 31, 2010, had little impact on relative borrowing costs. The Bank experienced a higher cost on discount notes relative to LIBOR in 2010 compared to 2009 because average LIBOR rates were lower in 2010 than in the prior year.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2010	December 31, 2009
Consolidated obligation bonds	–15.7	–18.4
Consolidated obligation discount notes (one month and greater)	–16.7	–42.4

Mortgage-Related Business. The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements.

At December 31, 2010, assets associated with this segment were $24.0 billion (16% of total assets), a decrease of $7.5 billion, or 24%, from $31.5 billion at December 31, 2009 (16% of total assets). The decrease was primarily due to principal payments, prepayments, and maturities in the MBS portfolio. The MBS portfolio decreased $6.8 billion to $21.5 billion at December 31, 2010, from $28.2 billion at December 31, 2009, and mortgage loan balances decreased $0.7 billion to $2.4 billion at December 31, 2010, from $3.0 billion at December 31, 2009. Average MBS investments decreased $8.4 billion in 2010 to $27.2 billion compared to $35.6 billion in 2009. Average mortgage loans were $2.8 billion in 2010, a decrease of $0.7 billion from $3.4 billion in 2009.

Adjusted net interest income for this segment was $564 million in 2010, an increase of $21 million, or 4%, from $543 million in 2009. The increase for 2010 was primarily due to a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, which enabled the Bank to refinance matured or called debt at lower rates, partially offset by the effect of lower MBS and mortgage loan balances.

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

Adjusted net interest income for this segment represented 53%, 44%, and 35% of total adjusted net interest income for 2010, 2009, and 2008 respectively.

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

Mortgage loans that were purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits permitted to be set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

The FHLBank of Chicago, which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased until those loans are fully repaid.

At December 31, 2010 and 2009, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2010 and 2009, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2010	2009
MPF Plus	$2,203	$2,800
Original MPF	197	257
Subtotal	2,400	3,057
Net unamortized discounts	(16)	(18)
Mortgage loans held for portfolio	2,384	3,039
Less: Allowance for credit losses	(3)	(2)
Mortgage loans held for portfolio, net	$2,381	$3,037

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2010 and 2009, only the FHLBank of Chicago owned participation interests in some of the Bank's MPF loans.

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2010 and 2009.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2010	2009
Outstanding amounts wholly owned by the Bank	$1,541	$1,948
Outstanding amounts with participation interests by FHLBank:
San Francisco	859	1,109
Chicago	514	658
Total	$2,914	$3,715
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	10,298	12,296
Number of outstanding loans participated	11,230	13,319
Total number of loans outstanding	21,528	25,615

The FHLBank of Chicago's loan participation interest included a total of $2.0 billion of loan purchase transactions since inception in which the Bank allowed the FHLBank of Chicago to participate in lieu of receiving a program contribution fee from the Bank at the time the Bank joined the MPF Program. Under this arrangement, the Bank allowed the FHLBank of Chicago a 50% participation interest in the first $600 million of loans purchased by the Bank from its eligible members. When the cumulative amount of the FHLBank of Chicago's participation share reached approximately $300 million, the amount of participation interest allocated to the FHLBank of Chicago on new purchases was reduced to a 25% participation interest.

Under the Bank's agreement with the FHLBank of Chicago, the credit risk is shared pro-rata between the two FHLBanks according to: (i) their respective ownership of the loans in each Master Commitment for MPF Plus and (ii) their respective participation shares of the First Loss Account for the Master Commitment for Original MPF. The Bank is responsible for credit oversight of the member, which consists of monitoring the financial condition of the member on a quarterly basis and holding collateral to secure the member's outstanding credit enhancement obligations. Monitoring of the member's financial condition includes an evaluation of its capital, assets, management, earnings, and liquidity.

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program.”

The Bank manages the interest rate risk and prepayment risk of the mortgage loans by funding these assets with callable and non-callable debt and by limiting the size of the fixed rate mortgage loan portfolio.

MBS Investments – The Bank's MBS portfolio was $21.5 billion, or 157% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at December 31, 2010, compared to $28.2 billion, or 193% of Bank capital, at December 31, 2009. During 2010, the Bank's MBS portfolio decreased primarily because of principal payments, prepayments, and maturities in the MBS portfolio. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $7.5 billion, or 24%, to $24.0 billion at December 31, 2010, from $31.5 billion at December 31, 2009, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

At December 31, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2009, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.2 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Liquidity and Capital Resources

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in “Item 1. Business – Funding Sources.” The Bank’s status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of the 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks’ consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates.

The Federal Reserve concluded its program to purchase GSE debt on March 31, 2010. In total, the Federal Reserve purchased $172 billion of GSE debt over 16 months, including $38 billion in FHLBank consolidated obligation bonds. Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During 2010, the FHLBanks issued $61 billion in global consolidated obligation bonds and $775 billion in auctioned discount notes.

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
The Bank’s ability to expand in response to increased member credit needs is based on the capital stock requirements for advances and mortgage loans. A member is required to increase its capital stock investment in the Bank as its balance of outstanding advances increases (and formerly, as it sold mortgage loans to the Bank). The activity-based capital stock requirement is currently 4.7% for advances and 5.0% for mortgage loans sold to the Bank, while the Bank’s regulatory minimum regulatory capital ratio requirement is currently 4.0%. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income (AOCI). The additional capital stock from higher balances of advances and mortgage loans supports growth in the balance sheet, which includes not only the increase in advances and mortgage loans, but also increased investment in MBS and other investments.
The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As changing member credit needs result in reduced advances and as mortgage loan balances decline, members will have capital stock in excess of the amount required by the Bank's capital plan. The Bank’s capital stock policies allow the Bank to repurchase a member’s excess capital stock, at the Bank’s discretion, if the member reduces its advances or the balance of mortgage loans it has sold to the Bank decreases. The Bank may also allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

From December 31, 2006, to December 31, 2010, the Bank experienced a significant expansion and then a contraction of its balance sheet. Advances increased from $183.7 billion at December 31, 2006, to $251.0 billion at December 31, 2007, declined to $235.7 billion at December 31, 2008, and then declined to $95.6 billion at December 31, 2010. The expansion and contraction of advances were supported by similar increases and decreases in consolidated obligations. Consolidated obligations increased from $229.4 billion at December 31, 2006, to $303.7 billion at December 31, 2007, to $304.9 billion at December 31, 2008, and then declined to $140.6 billion at December 31, 2010. The expansion was also supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), increased from $10.7 billion at December 31, 2006, to $13.6 billion at December 31, 2007, to $13.4 billion at December 31, 2008, and decreased to $12.0 billion at December 31, 2010. The decrease in capital stock was not proportional to the decreases in advances and consolidated obligations because the Bank did not fully repurchase excess stock created by declining advance balances in 2009 and 2010 because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1.4 billion in excess capital stock in 2010 and redeeming $16 million and $3 million in mandatorily redeemable capital stock in 2009 and 2010, respectively. Total excess capital stock was $6.7 billion, $6.5 billion, $1.7 billion, and $1.0 billion as of December 31, 2010, 2009, 2008, and 2007, respectively.
The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other loan portfolio growth, and deposit growth, and the attractiveness of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs with the objective of being prepared to fund its members’ credit needs and its investment opportunities.
Short-term liquidity management practices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk.” The Bank manages its liquidity needs to enable it to meet all of its contractual obligations on a timely basis, to pay operating expenditures as they come due, and to support its members’ daily liquidity needs. The Bank maintains contingency liquidity plans to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” For further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and in “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

Capital

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created by declining advance balances in 2010. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1.4 billion in excess capital stock during 2010. The Bank did not repurchase any excess capital stock in 2009.

During 2010 and 2009, the five-year redemption period expired for $3 million and $16 million, respectively, in mandatorily redeemable capital stock, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6.7 billion as of December 31, 2010, which included surplus capital stock of $6.1 billion.

Provisions of the Bank's capital plan are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

Regulatory Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are both defined as total capital stock outstanding, including mandatorily redeemable capital stock, and retained earnings. Regulatory capital and permanent capital do not include accumulated other comprehensive income/(loss). Leverage capital is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock. The risk-based capital requirements must be met with permanent capital, which must be at least equal to the sum of the Bank's credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules of the Finance Agency.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at December 31, 2010 and 2009. During 2010, the Bank's risk-based capital requirement decreased from $6.2 billion at December 31, 2009, to $4.2 billion at December 31, 2010. The decrease was primarily due to lower market risk capital requirements, reflecting the improvement in the Bank's market value of capital relative to its par value of Class B capital stock.

Regulatory Capital Requirements

	2010		2009
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,209	$13,640	$6,207	$14,657
Total regulatory capital	$6,097	$13,640	$7,714	$14,657
Total regulatory capital ratio	4.00%	8.95%	4.00%	7.60%
Leverage capital	$7,621	$20,460	$9,643	$21,984
Leverage ratio	5.00%	13.42%	5.00%	11.40%

The Bank's total regulatory capital ratio increased to 8.95% at December 31, 2010, from 7.60% at December 31, 2009, primarily because of the decline in advances outstanding, coupled with the Bank's decision not to repurchase excess capital stock in the first quarter of 2010 and to repurchase a limited amount of excess capital stock in the second, third, and fourth quarters of 2010.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $478 million in excess capital stock on March 25, 2011. This repurchase, combined with the scheduled redemption of $22 million in mandatorily redeemable capital stock during the first quarter of 2011, will reduce the Bank's excess capital stock by up to $500 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank's capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

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

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank's profitability or financial or business strategies resulting from business factors that may occur in both the short and long term. Such factors may include, but are not limited to, continued financial services industry consolidation, concentration among members, the introduction of competing products and services, increased inter-FHLBank and non-FHLBank competition, initiatives to change the FHLBank System's status as a GSE, changes in regulatory authority to make advances to members or to invest in mortgage assets, changes in the deposit and mortgage markets for the Bank's members, regulatory changes affecting the Bank's members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives.
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

Other factors that may affect the relative cost of FHLBank System consolidated obligations may not reverse in the near future. These factors may include the growing issuance volume of U.S. Treasury securities, which may reduce investor demand for consolidated obligations. Still other factors are event-related and may reverse or may reoccur in the future; these factors include operating issues or losses disclosed by individual GSEs and uncertainty regarding the future statutory and regulatory structure of the housing GSEs. It is not possible at this time to determine the exact impact of these factors and any other potential future events on the future relative cost of the Bank's participation in consolidated obligations.

The identification of business risks is an integral part of the Bank's annual planning process, and the Bank's strategic plan identifies initiatives and plans to address these risks.

Operations Risk

Operations risk is defined as the risk of an unexpected loss to the Bank resulting from human error, fraud, the unenforceability of legal contracts, or deficiencies in internal controls or information systems. The Bank's operations risk is controlled through a system of internal controls designed to minimize the risk of operational losses. Also, the Bank has established and annually tests its business continuity plan under various business disruption scenarios involving offsite recovery and the testing of the Bank's operations and information systems. In addition, an ongoing internal audit function audits significant risk areas to evaluate the Bank's internal controls.

Concentration Risk

Concentration risk for the Bank is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers or counterparties.

Advances. The following tables present the concentration in advances and the interest income from the advances before the impact of interest rate exchange agreements associated with advances to the Bank's top five borrowers and their affiliates at December 31, 2010 and 2009.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)

December 31, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$28,488	30%	$94	6%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	20,950	22	53	3
JPMorgan Chase Bank, National Association(2)	4,075	4	301	18
Subtotal JPMorgan Chase & Co.	25,025	26	354	21
Bank of America California, N.A.	9,954	11	123	7
OneWest Bank, FSB	5,900	6	207	13
Bank of the West	4,641	5	181	11
Subtotal	74,008	78	959	58
Others	20,901	22	705	42
Total	$94,909	100%	$1,664	100%

December 31, 2009

Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$46,544	35%	$446	12%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,000	4	9	—
JPMorgan Chase Bank, National Association(2)	20,622	16	1,255	33
Subtotal JPMorgan Chase & Co.	25,622	20	1,264	33
Wells Fargo Bank, N.A.(2)	14,695	11	244	6
Bank of America Corporation:
Bank of America California, N.A.	9,304	7	157	4
Merrill Lynch Bank & Trust Co, FSB(2)	130	—	38	1
Subtotal Bank of America Corporation	9,434	7	195	5
Bank of the West	6,805	5	297	8
Subtotal	103,100	78	2,446	64
Others	29,213	22	1,353	36
Total	$132,313	100%	$3,799	100%

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

If these institutions were to prepay the advances (subject to the Bank's limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank's assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank's dividend rate until appropriate adjustments were made to the Bank's capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank's short-term and long-term investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank's financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank's capital plan, Class B stock is redeemable upon five years' notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2010 and 2009.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,391	78%	18,613	73%
OneWest Bank, FSB	409	13	4,893	19
Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8
Total	$3,057	100%	25,615	100%

Members that sold mortgage loans to the Bank through the MPF Program made representations and warranties that the loans complied with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank's agreement with the institution provides that the institution is required to repurchase the loan as a result of the breach of the institution's representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, FSB. The Bank obtains a Type II Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations, service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating institution's servicing. During 2009, the FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating institution a servicing termination fee, in the event a participating institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2010 and 2009, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies.

Investments: Portfolio Concentration

	2010		2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Trading securities:
GSEs:
Federal Farm Credit Banks (FFCB) bonds	$2,366	$2,366	$—	$—
TLGP(1)	128	128	—	—
MBS:
Other U.S. obligations:
Ginnie Mae	20	20	23	23
GSEs:
Fannie Mae	5	5	8	8
Total trading securities	2,519	2,519	31	31
Available-for-sale securities:
TLGP	1,927	1,927	1,931	1,931
Total available-for-sale securities	1,927	1,927	1,931	1,931
Held-to-maturity securities:
Interest-bearing deposits(1)	6,834	6,834	6,510	6,510
Housing finance agency bonds:
California Housing Finance Agency	743	624	769	631
Commercial paper	2,500	2,500	1,100	1,100
TLGP	301	301	304	303
MBS:
Other U.S. obligations:
Ginnie Mae	33	33	16	16
GSEs:
Freddie Mac	2,326	2,403	3,423	3,572
Fannie Mae	5,922	6,130	8,467	8,710
Other:
Bank of America Corporation	1,432	1,484	1,724	1,622
Countrywide Financial Corporation	2,092	2,176	2,603	2,406
IndyMac Bank, F.S.B.	1,402	1,630	1,674	1,733
Lehman Brothers Inc.	2,073	2,074	2,343	2,126
UBS AG	—	—	1,202	1,113
Wells Fargo & Company	—	—	1,197	1,000
Other private-label issuers(1)	6,166	6,025	5,548	4,840
Total MBS	21,446	21,955	28,197	27,138
Total held-to-maturity securities	31,824	32,214	36,880	35,682
Federal funds sold	16,312	16,312	8,164	8,164
Total investments	$52,582	$52,972	$47,006	$45,808

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

The Bank held approximately $3.7 billion carrying value of PLRMBS at December 31, 2010, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $2.0 billion carrying value of MBS at December 31, 2010, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $4.6 billion carrying value of PLRMBS at December 31, 2009, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $2.5 billion carrying value of MBS at December 31, 2009, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2010 and 2009.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2010		2009
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,445	29%	$3,877	29%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,099	9	2,695	20
JPMorgan Chase Bank, National Association(1)	1,566	13	300	2
Subtotal JPMorgan Chase & Co.	2,665	22	2,995	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	1,435	12	1,615	12
Wells Fargo Financial National Bank	5	—	5	—
Subtotal Wells Fargo & Company	1,440	12	1,620	12
Total capital stock ownership over 10%	7,550	63	8,492	63
Others	4,481	37	4,926	37
Total	$12,031	100%	$13,418	100%

(1)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of December 31, 2010 and 2009.

Concentration of Derivatives Counterparties

(Dollars in millions)		2010		2009
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
Deutsche Bank AG	A	$28,818	15%	$36,257	15%
BNP Paribas	AA	26,321	14	25,388	11
UBS AG	A	24,200	13	13,759	6
JPMorgan Chase Bank, National Association	AA	24,055	13	34,297	15
Citigroup Inc.:
Citibank, N.A.	A	19,172	10	16,554	7
Citigroup Financial Products	A	55	—	473	—
Subtotal Citigroup Inc.		19,227	10	17,027	7
Barclays Bank PLC	AA	15,531	8	35,060	15
Subtotal		138,152	73	161,788	69
Others	—	52,258	27	73,226	31
Total		$190,410	100%	$235,014	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Liquidity Risk

Liquidity risk is defined as the risk the Bank will be unable to meet its obligations as they come due or to meet the credit needs of its members in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and with the Bank's own Risk Management Policy. The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, interest-bearing deposits, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds are allocated under stressed market conditions. The Bank maintains short-term, high-quality money market investments in amounts that may average up to three times the Bank's capital as a primary source of funds to satisfy these requirements and objectives.

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances and retains sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. In the renew advances scenario, the Bank must retain sufficient liquidity to meet its obligations for 5 calendar days.

In addition to the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank's operational guideline assumes that mortgage assets can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2010 and 2009. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following December 31, 2010 and 2009. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2010		As of December 31, 2009
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$304	$304	$32	$32
Demand deposits	925	925	1,647	1,647
Maturing member term deposits	3	16	16	28
Discount note and bond maturities and expected exercises of bond call options	2,309	21,949	7,830	52,493
Subtotal obligations	3,541	23,194	9,525	54,200
Sources of available funds:
Maturing investments	11,198	25,946	9,185	15,774
Cash at Federal Reserve Bank of San Francisco	754	754	8,280	8,280
Proceeds from scheduled settlements of discount notes and bonds	30	205	30	1,090
Maturing advances and scheduled prepayments	2,061	13,857	4,762	36,134
Subtotal sources	14,043	40,762	22,257	61,278
Net funds available	10,502	17,568	12,732	7,078
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	17,964	—	19,457
Marketable money market investments	5,881	—	3,339	—
Temporary Liquidity Guarantee Program (TLGP) investments	2,311	2,017	2,186	2,186
FFCB bonds	2,366	2,366	—	—
Subtotal contingent sources	10,558	22,347	5,525	21,643
Total contingent funds available	$21,060	$39,915	$18,257	$28,721

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

In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2010.

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

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to members that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

The Bank determines the maximum amount and maximum term of the advances it will make to a member based on the member's creditworthiness and eligible collateral pledged in accordance with the Bank's credit and collateral policies and regulatory requirements. The Bank may review and change the maximum amount and maximum term of the advances at any time. The maximum amount a member may borrow is limited by the amount and type of collateral pledged because all advances must be fully collateralized.

The Bank underwrites and actively monitors the financial condition and performance of all borrowing members to determine and periodically assess creditworthiness. The Bank uses financial information provided by the member, quarterly financial reports filed by members with their primary regulators, regulatory examination reports and known regulatory enforcement actions, and public information. In determining creditworthiness, the Bank considers examination findings, performance trends and forward-looking information, the member's business model, changes in risk profile, capital adequacy, asset quality, profitability, interest rate risk, supervisory history, the results of periodic collateral field reviews conducted by the Bank, the risk profile of the collateral, and the amount of eligible collateral on the member's balance sheet.

In accordance with the FHLBank Act, members may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the FDIC with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2011, the cap was $1.04 billion.

Under the Bank's written lending agreements with its members, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for the member to pledge additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding to the member, and requiring the delivery of all pledged collateral. In addition, if a member fails to repay any advance or is otherwise in default on its obligations to the

Bank, the Bank may foreclose on and liquidate the member's collateral and apply the proceeds toward repayment of the member's advances. The Bank's collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the member's collateral at the time of liquidation, and other factors could affect the amount of proceeds the Bank is able to realize from liquidating a member's collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral it continued to hold and apply those proceeds toward repayment of the member's advances.

The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a UCC-1 financing statement for each member that pledges loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a member's creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers for value or by parties that have actual perfected security interests.

Pursuant to the Bank's lending agreements with its members, the Bank limits the amount it will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), data reporting frequency (monthly or quarterly), the member's financial strength and condition, and the concentration of collateral type. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member's aggregate borrowing capacity and collateral requirements on a daily basis by comparing the member's borrowing capacity to its obligations to the Bank.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of December 31, 2010 and 2009. During 2010, the Bank's internal credit ratings improved slightly for some members and nonmember borrowers. To identify the credit strength of each borrower, the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis.

68 Table of Contents Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)

December 31, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	87	58	$40,552	$85,967	47%
4-6	216	141	58,163	107,634	54
7-10	90	53	2,235	5,839	38
Total	393	252	$100,950	$199,440	51%

December 31, 2009
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	68	52	$23,374	$36,202	65%
4-6	204	143	107,273	185,845	58
7-10	149	107	6,940	12,589	55
Total	421	302	$137,587	$234,636	59%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)

December 31, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	12	$344	$358
11% – 25%	28	15,624	18,190
26% – 50%	53	69,639	114,676
More than 50%	159	15,343	66,216
Total	252	$100,950	$199,440

December 31, 2009
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	24	$1,957	$2,136
11% – 25%	43	33,154	42,353
26% – 50%	80	94,026	145,466
More than 50%	155	8,450	44,681
Total	302	$137,587	$234,636

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity declined in 2010 because members and nonmembers reduced the amount of collateral they pledged to the Bank as they reduced their borrowings. Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2010, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate).

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2010 and 2009.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2010		2009
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$503	$497	$1,284	$1,280
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,799	3,769	7,366	7,298
Agency pools and collateralized mortgage obligations	14,395	14,111	23,348	22,738
PLRMBS – publicly registered AAA-rated senior tranches	274	203	535	379
Private-label home equity MBS – publicly registered AAA-rated senior tranches	—	—	1	—
Private-label commercial MBS – publicly registered AAA-rated senior tranches	—	—	89	68
PLRMBS – publicly registered AA-rated senior tranches	24	12	197	84
PLRMBS – publicly registered A-rated senior tranches	87	16	189	30
PLRMBS – publicly registered BBB-rated senior tranches	47	7	185	21
PLRMBS – publicly registered AAA- or AA-rated subordinate tranches	—	—	2	1
Private-label home equity MBS – publicly registered AAA- or AA-rated subordinate tranches	—	—	16	3
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	22	18	13	8
Term deposits with the Bank	16	16	29	29
Total	$19,167	$18,649	$33,254	$31,939

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

As of December 31, 2010, 64% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 29% was pledged by 189 institutions under blanket lien with detailed reporting, and 7% was pledged by 103 institutions under blanket lien with summary reporting.

The Bank monitors each member's borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral reflect the assigned value of the collateral and a margin for the costs and risks of liquidation. The Bank reviews the margins for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For residential first lien mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses a third-party pricing vendor to price all those loans on a monthly basis. The third-party vendor uses proprietary analytical tools to calculate the value of each residential mortgage loan. The vendor models the future performance of each individual loan and generates the monthly cash flows given the current loan characteristics and applying specific market assumptions. The value of each loan is determined based on the present value of those cash flows after being discounted by the current market yields commonly used by buyers of these types of loans. The current market yields are derived by the third-party pricing vendor from prevailing conditions in the secondary market. For residential first lien mortgage loans pledged under a blanket lien with summary reporting, all multifamily and commercial loans, and all residential second lien mortgage loans and home equity lines of credit, the Bank uses third-party pricing vendors to value the Bank's entire pledged portfolio of these loan types twice a year. Based on these semiannual pricing results, the Bank establishes a standard market value for each collateral type for all members.

For each member that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the member and the types of collateral pledged by the member. During the member's collateral field review, the Bank examines a statistical sample of the member's pledged loans to validate loan ownership, to confirm the existence of the critical legal documents, to identify documentation and servicing deficiencies, and to verify eligibility. Based on any loan defects identified in the pool of sample loans, the Bank determines the applicable non-credit secondary market discounts. The Bank also sends the sample loans to third-party pricing vendors for valuation of the financial and credit-related attributes of the loans. The Bank adjusts the member's borrowing capacity for each collateral type in its pledged portfolio based on the pricing of the field review sample loans and the non-credit secondary market discounts identified in the field review.

As of December 31, 2010, the Bank's maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 63% for multifamily mortgage loans, 55% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2010 and 2009.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2010		2009
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$158,001	$105,506	$208,845	$120,245
Second lien residential mortgage loans and home equity lines of credit	77,098	15,068	81,806	17,602
Multifamily mortgage loans	33,810	20,733	37,011	21,216
Commercial mortgage loans	51,502	27,258	58,783	30,550
Loan participations	16,717	11,600	21,389	12,097
Small business, small farm, and small agribusiness loans	3,031	478	3,422	672
Other	1,015	148	1,055	314
Total	$341,174	$180,791	$412,311	$202,696

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At December 31, 2010 and 2009, the amount of these loans totaled $38 billion and $38 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

MPF Program. The Bank purchased conventional conforming fixed rate residential mortgage loans directly from its participating members from May 2002 through October 2006. Both the Bank and the FHLBank of Chicago approved the Bank members that became participants in the MPF Program. To be eligible for approval, members had to meet the loan origination, servicing, reporting, credit, and collateral standards established by the Bank and the FHLBank of Chicago for the program and comply with all program requirements.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency's acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

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

4.	Losses in excess of the First Loss Account for each Master Commitment, up to an agreed-upon amount called the “credit enhancement amount,” are covered by the participating institution's credit enhancement obligation.

5.	Losses in excess of the First Loss Account and the participating institution's remaining credit enhancement for the Master Commitment, if any, are incurred by the Bank.

The First Loss Account provided by the Bank is a memorandum account, a record-keeping mechanism the Bank uses to track the amount of potential expected losses for which it is liable on each Master Commitment (before the participating institution's credit enhancement is used to cover losses).

The credit enhancement amount for each Master Commitment, together with any primary mortgage insurance coverage, was sized to limit the Bank's credit losses in excess of the First Loss Account to those that would be expected on an equivalent investment with a long-term credit rating of AA, as determined by the MPF Program methodology. As required by the AMA regulation, a nationally recognized statistical rating organization (NRSRO) confirmed that the MPF Program methodology would provide an analysis of each Master Commitment that was “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” By requiring credit enhancement in the amount determined by the MPF Program methodology, the Bank expected to have the same probability of incurring credit losses in excess of the First Loss Account and the participating institution's credit enhancement obligation on mortgage loans purchased under any Master Commitment as an investor would have had of incurring credit losses on an equivalent investment with a long-term credit rating of AA.

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

The Bank's mortgage loan portfolio currently consists of mortgage loans purchased under two MPF products: Original MPF and MPF Plus, which differ from each other in the way the amount of the First Loss Account is determined, the options available for covering the participating institution's credit enhancement obligation, and the fee structure for the credit enhancement fees.

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. The Bank had de minimis losses in 2010, 2009, and 2008 on the sale of real estate owned (REO) property acquired as a result of foreclosure on MPF Original loans. The Bank recovered the losses through available credit enhancement fees in 2009 and 2008. In 2010, the Bank incurred a de minimis loss in excess of all credit enhancement on the sale of one property. As a result of declines in the credit performance of certain master commitments combined with more stringent credit enhancement requirements in the NRSRO methodology, five of the ten Original MPF master commitments, totaling $179 million and representing 90% of total current principal, could no longer achieve the specified rating because of insufficient levels of credit enhancement. The Bank considers these additional risk characteristics in the evaluation of appropriate loss allowances and in the determination of its risk-based capital requirements.

The aggregate First Loss Account for all participating institutions for Original MPF for the years ended December 31, 2010, 2009, and 2008, was as follows:

First Loss Account for Original MPF

(In millions)	2010	2009	2008
Balance, beginning of the year	$1.1	$1.0	$0.9
Amount accumulated during the year	—	0.1	0.1
Balance, end of the year	$1.1	$1.1	$1.0

The participating institution's credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.2 million in 2010, $0.3 million in 2009, and $0.4 million in 2008 for Original MPF loans.

Under MPF Plus, the First Loss Account is equal to a specified percentage of the scheduled principal balance of loans in the pool as of the sale date of each loan. The percentage of the First Loss Account was negotiated for each Master Commitment. The participating institution provides credit enhancement for loans sold to the Bank under MPF Plus by maintaining a supplemental mortgage insurance (SMI) policy that equals its credit enhancement obligation. The amount of required credit enhancement is recalculated annually. Because the MPF Plus product provides that the requirement may only be reduced (and not increased), the SMI coverage could be reduced as a result of the annual recalculation of the required credit enhancement. Currently, three of the six Master Commitments in this program still rely on SMI for a portion of their credit enhancement obligation. Typically, the amount of the First Loss Account is equal to the deductible on the SMI policy. However, the SMI policy does not cover special hazard losses or credit losses on loans with a loan-to-value ratio below a certain percentage (usually 50%). As a result, credit losses on loans not covered by the SMI policy and special hazard losses may reduce the amount of the First Loss Account without reducing the deductible on the SMI policy. If the deductible on the SMI policy has not been met and the pool incurs credit losses that exceed the amount of the First Loss Account, those losses will be allocated to the Bank until the SMI policy deductible has been met. Once the deductible has been met, the SMI policy will cover credit losses on loans covered by the policy up to the maximum loss coverage provided by the policy. If the SMI provider's claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee. Finally, the Bank will absorb credit losses that exceed the maximum loss coverage of the SMI policy (or the substitute credit enhancement provided by the participating institution), all credit losses on loans not covered by the policy, and all special hazard losses, if any.

At December 31, 2010, 83% of the participating institutions' credit enhancement obligation on MPF Plus loans was met through the maintenance of SMI. At December 31, 2009, 77% of the participating members' credit enhancement obligation on MPF Plus loans was met through the maintenance of SMI. None of the SMI was provided by participating institutions or their affiliates at December 31, 2010 and 2009.

As a result of more stringent credit enhancement requirements in the NRSRO methodology or declines in the NRSRO claims-paying ability ratings of the SMI companies, as of December 31, 2010, four of the Bank's MPF Plus master commitments (totaling $1.9 billion and representing 88% of outstanding MPF Plus balances) were no longer the credit equivalent of an AA rating. Three of these master commitments (totaling $1.8 billion) continued to rely on

SMI coverage for a portion of their credit enhancement obligation, which was provided by two SMI companies and totaled $30.5 million. The claims-paying ability ratings of these two SMI companies were below the AA rating required for the program; one was rated BBB- (and subsequently downgraded to BB+ on February 2, 2011) and the other was rated B+. The participating institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $1.6 billion) did not achieve AA credit equivalency solely because the SMI company was rated BBB-.

The First Loss Account for MPF Plus for the years ended December 31, 2010, 2009, and 2008, was as follows:

First Loss Account for MPF Plus

(In millions)	2010	2009	2008
Balance, beginning of the year	$13	$13	$13
Amount accumulated during the year	—	—	—
Balance, end of the year	$13	$13	$13

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance credit enhancement fees. The Bank had de minimis losses in 2010, 2009, and 2008 on the sale of REO property acquired as a result of foreclosure on MPF Plus loans and recovered the losses through the performance credit enhancement fees. The Bank reduced net interest income for credit enhancement fees totaling $1.0 million in 2010, $2.5 million in 2009, and $3.4 million in 2008 for MPF Plus loans. The Bank's liability for performance-based credit enhancement fees for MPF Plus was $0.3 million at December 31, 2010, $1.1 million at December 31, 2009, and $1.3 million at December 31, 2008.

The Bank provides for a loss allowance, net of the credit enhancement, for any impaired loans and for the estimates of other probable losses, and the Bank has policies and procedures in place to monitor the credit risk. The Bank bases the allowance for credit losses for the Bank's mortgage loan portfolio on its estimate of probable credit losses in the portfolio as of the Statements of Condition date.

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2010, 2009, and 2008, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2010	2009	2008
Balance, beginning of the year	$2.0	$1.0	$0.9
Chargeoffs – transferred to REO	(1.1)	(0.3)	—
Provision for credit losses	2.4	1.3	0.1
Balance, end of the year	$3.3	$2.0	$1.0
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.05)%	(0.01)%	—%

The increase in the estimated allowance for credit losses during 2010 arises primarily from the decline in the external ratings of the SMI providers for three MPF Plus master commitments. Because the relevant participating financial institutions (PFIs) have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the PFIs, they cannot be withheld to offset a loss. Instead, the Bank has now begun to directly recognize the potential loan losses in the related loss allowance account, in the amount of the foregone credit enhancement fees.

For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program.”

A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Mortgage loan delinquencies (based on recorded investment) for the years ended December 31, 2010 and 2009, were as follows:

Mortgage Loan Delinquencies

(Dollars in millions)	2010	2009
30 – 59 days delinquent	$27	$29
60 – 89 days delinquent	8	10
90 days or more delinquent	29	22
Total past due	64	61
Total current loans	2,330	2,991
Total mortgage loans	$2,394	$3,052
In process of foreclosure, included above(1)	$18	$10
Nonaccrual loans(2)	$30	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	2.66%	2.01%
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	1.23%	0.73%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)
Nonaccrual loans at December 31, 2010, included 23 loans, totaling $2 million, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2 million, for which the borrower was in bankruptcy.

(3)	Represents loans that are 90 days or more past due or in the process of foreclosure.

For 2010, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2010
Interest contractually due on nonaccrual loans during the year	$1
Interest recognized in income for nonaccrual loans during the year	—
Shortfall	$1

For 2009 and 2008, the total amount of interest income that was contractually due on the nonaccrual loans, all of which was received, was insignificant.

Delinquencies amounted to 2.66% of the total loans in the Bank's portfolio as of December 31, 2010, which was below the national delinquency rate for prime fixed rate mortgages of 4.96% in the fourth quarter of 2010 published in the Mortgage Bankers Association's National Delinquency Survey. Delinquencies amounted to 2.01% of the total loans in the Bank's portfolio as of December 31, 2009, which was below the national delinquency rate for prime fixed rate mortgages of 6.31% in the fourth quarter of 2009 published in the Mortgage Bankers Association's National Delinquency Survey. The weighted average age of the Bank's MPF mortgage loan portfolio was 89 months as of December 31, 2010, and 77 months as of December 31, 2009.

At December 31, 2010, the Bank’s other assets included $3 million of REO resulting from the foreclosure of 30 mortgage loans held by the Bank. At December 31, 2009, the Bank’s other assets included $3 million of REO resulting from the foreclosure of 26 mortgage loans held by the Bank.

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

The following tables present the Bank's investment credit exposure at the dates indicated, based on the lowest of the counterparties' long-term credit ratings as provided by Moody's, Standard & Poor's, or comparable Fitch ratings.

Investment Credit Exposure
(In millions)
December 31, 2010
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$2,366	$—	$—	$—	$—	$—	$—	$—	$—	$2,366
TLGP	128	—	—	—	—	—	—	—	—	128
MBS:
Other U.S. obligations:
Ginnie Mae	20	—	—	—	—	—	—	—	—	20
GSEs:
Fannie Mae	5	—	—	—	—	—	—	—	—	5
Total trading securities	2,519	—	—	—	—	—	—	—	—	2,519
Available-for-sale securities:
TLGP(2)	1,927	—	—	—	—	—	—	—	—	1,927
Total available-for-sale securities	1,927	—	—	—		—	—		—	1,927
Held-to-maturity securities:
Interest-bearing deposits	—	3,334	3,500	—	—	—	—	—	—	6,834
Commercial paper(3)	—	1,500	1,000	—	—	—	—	—	—	2,500
Housing finance agency bonds	—	222	521	—	—	—	—	—	—	743
TLGP(2)	301	—	—	—	—	—	—	—	—	301
MBS:
Other U.S. obligations:
Ginnie Mae	33	—	—	—	—	—	—	—	—	33
GSEs:				—
Freddie Mac	2,326	—	—	—	—	—	—	—	—	2,326
Fannie Mae	5,922	—	—	—	—	—	—	—	—	5,922
Other:
PLRMBS	1,751	1,444	1,098	619	548	1,430	4,702	620	953	13,165
Total held-to-maturity securities	10,333	6,500	6,119	619	548	1,430	4,702	620	953	31,824
Federal funds sold	—	10,374	5,938	—	—	—	—	—	—	16,312
Total investments	$14,779	$16,874	$12,057	$619	$548	$1,430	$4,702	$620	$953	$52,582

Investment Credit Exposure

(In millions)
December 31, 2009
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
MBS:
Other U.S. obligations:
Ginnie Mae	$23	$—	$—	$—	$—	$—	$—	$—	$—	$23
GSEs:
Fannie Mae	8	—	—	—	—	—	—	—	—	8
Total trading securities	31	—	—	—	—	—	—	—	—	31
Available-for-sale securities:
TLGP(2)	1,931	—	—	—	—	—	—	—	—	1,931
Total available-for-sale securities	1,931	—	—	—	—	—	—	—	—	1,931
Held-to-maturity securities:
Interest-bearing deposits	—	2,340	4,170	—	—	—	—	—	—	6,510
Commercial paper(3)	—	1,000	100	—	—	—	—	—	—	1,100
Housing finance agency bonds	28	741	—	—	—	—	—	—	—	769
TLGP(2)	304	—	—	—	—	—	—	—	—	304
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	—	—	—	—	—	—	—	16
GSEs:
Freddie Mac	3,423	—	—	—	—	—	—	—	—	3,423
Fannie Mae	8,467	—	—	—	—	—	—	—	—	8,467
Other:
PLRMBS	2,790	1,670	2,290	2,578	2,151	1,412	2,546	793	61	16,291
Total held-to-maturity securities	15,028	5,751	6,560	2,578	2,151	1,412	2,546	793	61	36,880
Federal funds sold	—	5,374	2,790	—	—	—	—	—	—	8,164
Total investments	$16,990	$11,125	$9,350	$2,578	$2,151	$1,412	$2,546	$793	$61	$47,006

(1)	Credit ratings of BB and lower are below investment grade.

(2)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

(3)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its available-for-sale and held-to-maturity portfolios and for Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of December 31, 2010, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at December 31, 2010; and all of the securities matured prior to the date of this report. The Bank has recovered the entire amortized cost basis of these securities.

Bank policies set forth the capital and creditworthiness requirements for member and nonmember counterparties for unsecured credit. All Federal funds counterparties (members and nonmembers) must be federally insured financial institutions or domestic branches of foreign commercial banks. In addition, for any unsecured credit line, a member counterparty must have at least $100 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital and a nonmember must have at least $250 million in Tier 1 capital (as defined by the applicable regulatory agency) or tangible capital. The general unsecured credit policy limits are as follows:

Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	6
	A	9	18	3
	BBB	—	6	Overnight
Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

(1)    Long-term credit rating scores are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.
(2)    Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank's unsecured investment credit limits and terms for member counterparties may be less stringent than for nonmember counterparties because the Bank has access to more information about members to assist in evaluating the member counterparty credit risk.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2010, all of the bonds were rated at least A by Moody's or Standard & Poor's. There were no credit rating downgrades to the Bank's housing finance agency bonds from January 1, 2011, to March 15, 2011. As of March 15, 2011, $517 million of the A-rated housing finance agency bonds issued by CalHFA and insured by Ambac or MBIA were on negative watch according to Standard & Poor's.

At December 31, 2010, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $119 million. These gross unrealized losses were due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2010, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at December 31, 2010 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank invests in corporate debentures issued under the Temporary Liquidity Guarantee Program (TLGP), which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of December 31, 2010, all of the gross unrealized losses on its TLGP investments are temporary.

The Bank's investments include bonds issued by the Federal Farm Credit Banks (FFCB), a government-sponsored enterprise, which had a credit rating of AAA at December 31, 2010 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments also include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their respective affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits MBS investments in total to three times the Bank's capital.

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank's advances price levels.

All of the MBS purchased by the Bank are backed by pools of first lien residential mortgage loans, which may include residential mortgage loans labeled by the issuer as Alt-A. Bank policy prohibits the purchase of MBS backed by pools of mortgage loans labeled by the issuer as subprime or having certain Bank-defined subprime characteristics.

At December 31, 2010, PLRMBS representing 48% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2010, the Bank's investment in MBS classified as held-to-maturity had gross unrealized losses totaling $3.7 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of December 31, 2010, all of the gross unrealized losses on its agency residential MBS are temporary.

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

To determine whether the Bank expects to recover the entire amortized cost basis of the security, the Bank's evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as proposed by the FHLBanks' OTTI Committee and approved by the Bank. These assumptions may include the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. In performing a detailed cash flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to be other-than-temporarily impaired.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2010, assumed current-to-trough home price declines ranging from 1% to 10% over the 3- to 9-month periods beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 6% to 15% over the 3- to 9-month periods beginning October 1, 2010. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more adverse housing price scenario at December 31, 2010:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss(1)	OTTI Related to All Other Factors(1)	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss(1)	OTTI Related to All Other Factors(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	5	$555	$1	$(1)	10	$1,204	$36	$(23)
Alt-A, option ARM	21	1,932	33	(22)	23	2,074	151	(127)
Alt-A, other	59	4,607	39	21	109	7,672	199	(67)
Total	85	$7,094	$73	$(2)	142	$10,950	$386	$(217)

(1)    Amounts are for the three months ended December 31, 2010.

The Bank uses models in projecting the cash flows for all PLRMBS for its analysis of OTTI. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

In the future, the Bank may consider transferring PLRMBS that incur additional OTTI related to credit losses from the held-to-maturity classification to the available-for-sale classification.

For more information on the Bank's OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of December 31, 2010, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2010
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$36	$—	$68	$229	$—	$—	$333
2007	—	—	—	93	—	22	264	336	122	837
2006	99	55	168	—	95	45	1	78	—	541
2005	64	—	19	—	—	68	86	—	—	237
2004 and earlier	1,354	656	331	81	—	20	—	—	—	2,442
Total Prime	1,517	711	518	210	95	223	580	414	122	4,390
Alt-A, option ARM
2007	—	—	—	—	266	171	1,064	—	—	1,501
2006	—	—	—	—	—	—	260	—	—	260
2005	—	—	—	—	—	22	112	179	—	313
Total Alt-A, option ARM	—	—	—	—	266	193	1,436	179	—	2,074
Alt-A, other
2008	—	—	—	—	—	243	—	—	—	243
2007	—	—	—	—	271	405	1,150	175	722	2,723
2006	—	91	—	91	—	32	476	138	502	1,330
2005	15	132	32	266	62	637	3,374	133	188	4,839
2004 and earlier	212	568	573	83	—	38	—	—	—	1,474
Total Alt-A, other	227	791	605	440	333	1,355	5,000	446	1,412	10,609
Total par amount	$1,744	$1,502	$1,123	$650	$694	$1,771	$7,016	$1,039	$1,534	$17,073

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at December 31, 2010, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2010
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$68	$229	$—	$—	$297
2007	—	—	—	—	—	264	336	122	722
2006	—	—	—	81	19	—	78	—	178
2005	—	—	—	—	46	—	—	—	46
2004 and earlier	—	—	—	—	20	—	—	—	20
Total Prime	—	—	—	81	153	493	414	122	1,263
Alt-A, option ARM
2007	—	—	—	266	171	1,064	—	—	1,501
2006	—	—	—	—	—	260	—	—	260
2005	—	—	—	—	23	84	179	—	286
Total Alt-A, option ARM	—	—	—	266	194	1,408	179	—	2,047
Alt-A, other
2007	—	—	—	78	405	1,149	175	722	2,529
2006	91	—	91	—	—	476	138	502	1,298
2005	132	—	48	—	353	2,979	133	188	3,833
2004 and earlier	—	150	52	—	38	—	—	—	240
Total Alt-A, other	223	150	191	78	796	4,604	446	1,412	7,900
Total par amount	$223	$150	$191	$425	$1,143	$6,505	$1,039	$1,534	$11,210

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank's PLRMBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2010
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$316	$66	$288	$14	$(13)	$1	29.48%	30.00%	30.07%
2007	759	260	595	29	26	55	21.18	22.83	18.21
2006	528	28	508	3	1	4	10.34	9.95	10.16
2005	236	39	204	—	—	—	14.43	12.03	16.90
2004 and earlier	2,446	175	2,275	—	4	4	7.55	4.17	9.47
Total Prime	4,285	568	3,870	46	18	64	12.52	10.82	13.18
Alt-A, option ARM
2007	1,336	518	884	71	14	85	40.28	44.13	40.27
2006	215	71	157	11	(11)	—	44.48	44.80	37.31
2005	200	74	131	34	(21)	13	41.23	22.95	25.26
Total Alt-A, option ARM	1,751	663	1,172	116	(18)	98	40.95	41.02	37.63
Alt-A, other
2008	243	49	194	—	—	—	16.32	31.80	32.07
2007	2,520	747	2,079	64	(47)	17	31.56	26.89	24.56
2006	1,139	265	1,003	45	(26)	19	31.41	18.42	14.31
2005	4,675	1,178	3,744	58	266	324	20.46	13.57	15.20
2004 and earlier	1,486	170	1,327	2	16	18	13.58	7.93	16.47
Total Alt-A, other	10,063	2,409	8,347	169	209	378	23.63	17.23	18.05
Total	$16,099	$3,640	$13,389	$331	$209	$540	22.88%	18.47%	19.18%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio at December 31, 2010.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2010
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	10.4	7.5-11.1	47.5	25.7-55.1	41.4	38.1-46.7	30.9	30.1-32.1
2007	7.8	7.4-9.4	5.9	5.5-7.6	27.0	27.0-27.1	10.4	7.4-23.0
2006	9.5	6.7-10.7	17.2	7.5-31.4	40.3	31.5-46.6	11.7	7.1-21.6
2005	11.6	7.2-13.6	5.9	0.3-18.7	31.0	19.5-34.0	11.0	7.0-16.3
2004 and earlier	12.3	0.6-21.9	6.5	0.0-26.4	27.6	18.3-69.0	9.1	4.8-41.6
Total Prime	11.4	0.6-21.9	14.6	0.0-55.1	32.0	18.3-69.0	13.1	4.8-41.6
Alt-A, option ARM
2007	6.4	4.2-7.8	80.5	77.0-89.9	53.1	45.7-62.2	40.3	35.9-46.7
2006	5.3	4.1-6.7	84.2	77.5-89.9	53.5	43.6-62.0	37.3	34.0-40.2
2005	9.2	7.0-12.4	61.9	38.0-77.3	42.2	36.1-49.2	25.6	16.1-35.3
Total Alt-A, option ARM	6.7	4.1-12.4	78.0	38.0-89.9	51.4	36.1-62.2	37.5	16.1-46.7
Alt-A, other
2007	10.7	5.1-14.8	54.0	25.4-84.4	47.7	31.0-55.6	21.2	8.4-48.5
2006	11.7	5.4-14.7	48.7	26.2-82.6	48.5	40.1-58.3	20.5	7.6-34.6
2005	12.5	8.6-18.4	31.8	11.8-62.6	41.9	26.6-57.7	15.3	4.6-77.6
2004 and earlier	15.1	5.8-22.5	20.0	0.0-52.2	33.3	17.9-113.1	16.2	8.8-74.9
Total Alt-A, other	12.3	5.1-22.5	38.3	0.0-84.4	43.2	17.9-113.1	17.7	4.6-77.6
Total	11.4	0.6-22.5	38.1	0.0-89.9	41.9	17.9-113.1	19.2	4.6-77.6

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at December 31, 2010 and 2009.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	December 31, 2010			December 31, 2009
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$1,689	$2,701	$4,390	$3,083	$2,983	$6,066
Alt-A, option ARM	—	2,074	2,074	—	2,297	2,297
Alt-A, other	5,643	4,966	10,609	7,544	4,593	12,137
Total	$7,332	$9,741	$17,073	$10,627	$9,873	$20,500

The following table presents credit ratings as of March 15, 2011, on PLRMBS in a loss position at December 31, 2010.

PLRMBS in a Loss Position at December 31, 2010, and Credit Ratings as of March 15, 2011

(Dollars in millions)
	December 31, 2010						March 15, 2011
Collateral Type at Origination	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,865	$3,762	$3,431	$568	13.45%	27.07%	25.83%	35.28%	38.89%	40.04%
Alt-A, option ARM	2,025	1,734	1,081	663	40.66	—	—	—	100.00	—
Alt-A, other	10,569	10,023	8,073	2,409	23.69	1.78	0.68	14.30	85.02	6.12
Total	$16,459	$15,519	$12,585	$3,640	23.37%	7.50%	6.48%	17.46%	76.06%	13.31%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Prime
2008	86.57%	87.24%	84.19%	80.87%	77.59%
2007	71.04	69.65	67.93	62.44	67.64
2006	93.76	94.77	92.68	90.88	85.40
2005	86.30	87.13	85.25	83.73	82.15
2004 and earlier	93.16	93.26	92.56	90.87	89.57
Weighted average of all Prime	88.15	88.51	87.43	85.17	84.23
Alt-A, option ARM
2007	58.88	55.74	53.35	51.95	50.15
2006	60.39	56.44	54.89	53.44	49.63
2005	41.84	40.65	40.85	40.23	38.61
Weighted average of all Alt-A, option ARM	56.49	53.55	51.66	50.37	48.35
Alt-A, other
2008	79.91	79.47	75.78	75.21	51.17
2007	76.39	74.15	71.65	69.75	66.78
2006	75.45	75.90	74.13	71.68	70.01
2005	77.36	76.94	74.91	72.79	71.25
2004 and earlier	90.01	89.28	87.08	84.79	82.56
Weighted average of all Alt-A, other	78.69	77.86	75.67	73.60	71.02
Weighted average of all PLRMBS	78.42%	77.86%	76.19%	74.28%	72.39%

The following tables summarize rating agency downgrade actions on investments that occurred from January 1, 2011, to March 15, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from January 1, 2011, to March 15, 2011 Dollar Amounts as of December 31, 2010

	To AA		To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS
Downgrade from AAA	$50	$45	$76	$68	$25	$23	$19	$17	$170	$153
Downgrade from AA	—	—	63	54	346	311	250	240	659	605
Downgrade from A	—	—	—	—	174	155	118	109	292	264
Downgrade from BBB	—	—	—	—	—	—	122	69	122	69
Downgrade from B	—	—	—	—	—	—	16	17	16	17
Total	$50	$45	$139	$122	$545	$489	$525	$452	$1,259	$1,108

Investments Downgraded to Below Investment Grade from January 1, 2011, to March 15, 2011 Dollar Amounts as of December 31, 2010

	To BB		To B		To CCC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS
Downgrade from AAA	$19	$17	$—	$—	$—	$—	$19	$17
Downgrade from AA	135	120	115	120	—	—	250	240
Downgrade from A	68	61	50	48	—	—	118	109
Downgrade from BBB	—	—	—	—	122	69	122	69
Downgrade from B	—	—	—	—	16	17	16	17
Total	$222	$198	$165	$168	$138	$86	$525	$452

The PLRMBS that were downgraded from January 1, 2011, to March 15, 2011, were included in the Bank's OTTI analysis performed as of December 31, 2010, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of December 31, 2010, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2010, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional

PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2010. Additional future OTTI credit charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase excess capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future. For additional information on the risks and uncertainties associated with the Bank's PLRMBS, refer to “Item 1A. Risk Factors.”

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

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of: (i) a percentage of the counterparty's capital, or (ii) an absolute dollar credit exposure limit, both according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. The following table presents the Bank's credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)
December 31, 2010
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$73,372	$276	$268	$8
A(2)	116,558	441	429	12
Subtotal	189,930	717	697	20
Member institutions(3)	480	1	1	—
Total derivatives	$190,410	$718	$698	$20

December 31, 2009
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$101,059	$316	$288	$28
A(2)	133,647	136	128	8
Subtotal	234,706	452	416	36
Member institutions(3)	308	—	—	—
Total derivatives	$235,014	$452	$416	$36

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

(2)
Includes notional amounts of derivatives contracts outstanding totaling $19.2 billion at December 31, 2010, and $16.6 billion at December 31, 2009, with Citibank, N.A., a member that is a derivatives dealer counterparty.

(3)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at December 31, 2010, and at December 31, 2009.

At December 31, 2010, the Bank had a total of $190.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$189.9 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Eight of these counterparties made up 86% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 15% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $74.3 billion of derivatives outstanding at December 31, 2010, were affiliates of members, and one counterparty, with $19.2 billion outstanding at December 31, 2010, was a member of the Bank.

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

Credit exposure net of cash collateral on derivatives contracts at December 31, 2010, was $718 million, which consisted of:

•
$717 million of credit exposure net of cash collateral on open derivatives contracts with ten derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $20 million.

•
$1 million of credit exposure net of cash collateral on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

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

Credit exposure net of cash collateral on derivatives contracts at December 31, 2009, was $452 million, which consisted of:

•
$452 million of credit exposure net of cash collateral on open derivatives contracts with nine derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $36 million.

The Bank's credit exposure net of cash collateral increased $266 million from December 31, 2009, to December 31, 2010, even though the notional amount outstanding decreased from $235.0 billion at December 31, 2009, to $190.4 billion at December 31, 2010. In general, the Bank is a net receiver of fixed interest rates and a net payer of adjustable interest rates under its derivatives contracts with counterparties. From December 31, 2009, to December 31, 2010, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

An increase or decrease in the notional amounts of derivatives contracts may not result in a corresponding increase or decrease in credit exposure net of cash collateral because the fair values of derivatives contracts are generally zero at inception.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements.

Market Risk

Market risk is defined as the risk to the Bank's net portfolio value of capital and net interest income (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

The Bank's market risk management objective is to maintain a relatively low exposure of the value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. This profile reflects the Bank's objective of maintaining a conservative asset-liability mix and its commitment to providing value to its members through products and dividends without subjecting their investments in Bank capital stock to significant interest rate risk.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level. Additional guidelines approved by the Bank's asset-liability management committee (ALCO) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the total Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

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

In May 2008, the Board of Directors approved a modification to the Bank's Risk Management Policy to use net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, since the Bank's mortgage asset portfolio is primarily classified as held-to-maturity, while the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Prior to the third quarter of 2009, in the case where specific PLRMBS were classified as other-than-temporarily impaired, market spreads were used from the date of impairment for the purpose of estimating net portfolio of capital. Beginning in the third quarter of 2009, in the case of PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates due to low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limit as of December 31, 2010.

To determine the Bank's estimated risk sensitivities to interest rates for both the market value of capital sensitivity and the net portfolio value of capital sensitivity, the Bank uses a third-party proprietary asset and liability system to calculate estimated net portfolio values under alternative interest rate scenarios. The system analyzes all of the Bank's financial instruments, including derivatives, on a transaction-level basis using sophisticated valuation models with consistent and appropriate behavioral assumptions and current position data. The system also includes a third-party mortgage prepayment model.

At least annually, the Bank reexamines the major assumptions and methodologies used in the model, including interest rate curves, spreads for discounting, and prepayment assumptions. The Bank also compares the prepayment assumptions in the third-party model to other sources, including actual prepayment history.

The Market Value of Capital Sensitivity table below presents the sensitivity of the market value of capital (the market value of all of the Bank's assets, liabilities, and associated interest rate exchange agreements, with mortgage assets valued using market spreads implied by current market prices) to changes in interest rates. The table presents the estimated percentage change in the Bank's market value of capital that would be expected to result from changes in interest rates under different interest rate scenarios, using market spread assumptions.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2010	December 31, 2009
+200 basis-point change above current rates	–3.7%	–9.0%
+100 basis-point change above current rates	–2.0	–5.3
–100 basis-point change below current rates(2)	+2.4	+12.1
–200 basis-point change below current rates(2)	+5.1	+21.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2010, show less sensitivity compared to the estimates as of December 31, 2009. The reduced sensitivity was primarily a result of improved MBS market prices and a projected decrease in prepayment sensitivity because of current mortgage market conditions and anticipated borrower behavior. Compared to interest rates as of December 31, 2009, interest rates as of December 31, 2010, were 20 basis points lower for terms of 1 year, 81 basis points lower for terms of 5 years, and 59 basis points lower for terms of 10 years.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2010, show similar sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2010	December 31, 2009
+200 basis-point change above current rates	–2.8%	–4.4%
+100 basis-point change above current rates	–1.2	–1.8
–100 basis-point change below current rates(2)	+0.4	+0.2
–200 basis-point change below current rates(2)	+0.6	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, the change in interest rates was limited so that interest rates did not go below zero. With the indicated interest rate shifts, the potential dividend yield for the projected period January 2011 through December 2011 would be expected to decrease by 13 basis points, well within the policy limit of –120 basis points.

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank's duration gap was one month at December 31, 2010, and four months at December 31, 2009.

Total Bank Duration Gap Analysis

	December 31, 2010		December 31, 2009
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$152,423	6	$192,862	9
Liabilities	145,475	5	186,632	5
Net	$6,948	1	$6,230	4

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Due to the current low interest rate environment, the duration gap is estimated using an instantaneous, one sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of December 31, 2010, was shorter than the duration gap as of December 31, 2009. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's held-to-maturity classification, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

Segment Market Risk. The financial performance and interest rate risks of each business segment are managed within prescribed guidelines, which, when combined, are consistent with the policy limits for the total Bank.

Advances-Related Business - Interest rate risk arises from the advances-related business primarily through the use of member-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and advances with embedded options are hedged contemporaneously with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank's variable rate funding. To leverage the Bank's capital stock, the Bank also invests in agency or TLGP investments, generally with terms of less than two years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

The interest rate risk in the advances-related business is primarily associated with the Bank's strategy for investing the members' contributed capital. The Bank's strategy is to generally invest 50% of member capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). The strategy to invest 50% of member capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of members' excess capital stock. The strategy to invest 50% of member capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member's advances. Under the Bank's capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

The Bank updates the repricing and maturity gaps for actual asset, liability, and derivatives transactions that occur in the advances-related segment each day. The Bank regularly compares the targeted repricing and maturity gaps to the actual repricing and maturity gaps to identify rebalancing needs for the targeted gaps. On a weekly basis, the Bank evaluates the projected impact of expected maturities and scheduled repricings of assets, liabilities, and interest rate exchange agreements on the interest rate risk of the advances-related segment. The analyses are prepared under base case and alternate interest rate scenarios to assess the effect of put options and call options embedded in the advances, related financing, and hedges. These analyses are also used to measure and manage potential reinvestment risk (when the remaining term of advances is shorter than the remaining term of the financing) and potential refinancing risk (when the remaining term of advances is longer than the remaining term of the financing).

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

Mortgage-Related Business – The Bank's mortgage assets include MBS, most of which are classified as held-to-maturity and a small amount of which are classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

The Bank purchases a mix of intermediate-term fixed rate and adjustable rate MBS. Generally, purchases of long-term fixed rate MBS have been relatively small; any MPF loans that have been acquired are medium- or long-term fixed rate mortgage assets. This results in a mortgage portfolio that has a diversified set of interest rate risk attributes.

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

At least monthly, the Bank reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. Rebalancing strategies to modify the estimated mortgage portfolio market risks are then considered. Periodically, the Bank performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio's estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2010 and 2009.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2010	December 31, 2009
+200 basis-point change	–1.9%	–6.2%
+100 basis-point change	–1.2	–4.0
–100 basis-point change(2)	+1.7	+11.1
–200 basis-point change(2)	+4.1	+19.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2010, show less sensitivity compared to the estimates as of December 31, 2009. The reduced sensitivity was primarily a result of improved MBS market prices and a projected decrease in prepayment sensitivity because of current mortgage market conditions and anticipated borrower behavior. Compared to interest rates as of December 31, 2009, interest rates as of December 31, 2010, were 20 basis points lower for terms of 1 year, 81 basis points lower for terms of 5 years, and 59 basis points lower for terms of 10 years.

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

The Bank's interest rate risk guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2010, show similar sensitivity compared to the estimates as of December 31, 2009.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2010	December 31, 2009
+200 basis-point change above current rates	–1.4%	–2.5%
+100 basis-point change above current rates	–0.6	–1.0
–100 basis-point change below current rates(2)	–0.1	–0.4
–200 basis-point change below current rates(2)	–0.1	–1.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks are as follows:

•	To convert fixed rate advances to LIBOR adjustable rate structures, which reduces the Bank's exposure to fixed interest rates.

•	To convert non-LIBOR-indexed advances to LIBOR adjustable rate structures, which reduces the Bank's exposure to basis risk from non-LIBOR interest rates.

•
To convert fixed rate consolidated obligations to LIBOR adjustable rate structures, which reduces the Bank's exposure to fixed interest rates. (A combined structure of the callable derivative and callable debt instrument is usually lower in cost than a comparable LIBOR adjustable rate debt instrument, allowing the Bank to reduce its funding costs.)

•	To convert non-LIBOR-indexed consolidated obligations to LIBOR adjustable rate structures, which reduces the Bank's exposure to basis risk from non-LIBOR interest rates.

•	To reduce the interest rate sensitivity and repricing gaps of assets, liabilities, and interest rate exchange agreements.

•	To obtain an option to enter into an interest rate swap to receive a fixed rate, which provides an option to reduce the Bank's exposure to fixed interest rates on consolidated obligations.

•
To obtain callable fixed rate equivalent funding by entering into a callable pay-fixed interest rate swap in connection with the issuance of a short-term discount note. The callable fixed rate equivalent funding is used to reduce the Bank's exposure to prepayment of mortgage assets.

•	To offset an embedded cap and/or floor in an advance.

The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2010 and 2009.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2010	December 31, 2009
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$21,493	$28,859
Basis swap	Adjustable rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	—	2,000
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	150	150
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	153	158
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	913	1,708
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	8,844	19,717
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,166	1,125
Subtotal Economic Hedges(1)			11,226	24,858
Total			32,719	53,717
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	54,512	62,317
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	6,294	6,449
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	45	505
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	25	50
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	15,340	28,130
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	16,400	11,290
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	27,505	29,506
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	3,315	2,980
Subtotal Economic Hedges(1)			68,924	78,910
Total			123,436	141,227

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2010	December 31, 2009
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	8,126	13,035
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	65	3,280
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	5,662	9,105
Subtotal Economic Hedges(1)			5,727	12,385
Total			13,853	25,420
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,627	1,795
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	15,488	12,231
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	65	—
Total			17,180	14,026
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	4	8
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Banks (FFCB) bonds	Economic Hedge(1)	2,133	—
Pay fixed, receive adjustable interest rate swap	Fixed rate TLGP bond converted to a LIBOR adjustable rate	Economic Hedge(1)	125	—
Total			2,262	8
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap, and receive fixed, pay adjustable interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	40	46
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	920	570
Total			960	616
Total Notional Amount			$190,410	$235,014

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). As a result, changes in the fair value of these interest rate exchange agreements are recorded in current period earnings. Finance Agency regulation and the Bank's Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank's policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The central focus of the financial management practices of the Bank is preserving and enhancing the long-term economic performance and risk management of the Bank. Under the accounting for derivative instruments and hedging activities, it is expected that reported U.S. GAAP net income and other comprehensive income will exhibit period to period volatility, which may be significant.

At December 31, 2010, the total notional amount of interest rate exchange agreements outstanding was $190.4 billion, compared with $235.0 billion at December 31, 2009. The $44.6 billion decrease in the notional amount of derivatives during 2010 was primarily due to a $29.4 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a $21.0 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, and a $3.2 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by a $2.3 billion increase in interest rate exchange agreements hedging trading securities and a $0.3 billion increase in interest rate exchange agreements hedging intermediary swaps. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at December 31, 2010, relative to December 31, 2009. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2010 and 2009.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,493	$(314)	$313	$—	$(1)
Non-callable bonds	54,512	1,422	(1,432)	—	(10)
Callable bonds	8,126	22	(4)	—	18
Subtotal	84,131	1,130	(1,123)	—	7
Not qualifying for hedge accounting (economic hedges):
Advances	11,226	(352)	—	291	(61)
Non-callable bonds	68,899	381	—	1	382
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	5,727	(64)	—	129	65
Discount notes	17,180	9	—	—	9
MBS – trading	4	—	—	—	—
FFCB and TLGP bonds	2,258	(3)	—	—	(3)
Intermediated	960	—	—	—	—
Subtotal	106,279	(29)	—	421	392
Total excluding accrued interest	190,410	1,101	(1,123)	421	399
Accrued interest	—	262	(290)	15	(13)
Total	$190,410	$1,363	$(1,413)	$436	$386

December 31, 2009
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$28,859	$(523)	$524	$—	$1
Non-callable bonds	62,317	1,883	(1,893)	—	(10)
Callable bonds	13,035	32	(32)	—	—
Subtotal	104,211	1,392	(1,401)	—	(9)
Not qualifying for hedge accounting (economic hedges):
Advances	24,858	(560)	—	529	(31)
Non-callable bonds	78,826	457	—	(20)	437
Non-callable bonds with embedded derivatives	84	1	—	—	1
Callable bonds	12,385	(42)	—	100	58
Discount notes	14,026	61	—	—	61
MBS – trading	8	(1)	—	—	(1)
Intermediated	616	—	—	—	—
Subtotal	130,803	(84)	—	609	525
Total excluding accrued interest	235,014	1,308	(1,401)	609	516
Accrued interest	—	391	(395)	60	56
Total	$235,014	$1,699	$(1,796)	$669	$572

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

The hedging and fair value option valuation adjustments during 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank’s retained earnings in the future may not be sufficient to offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. Changes in these judgments, estimates, and assumptions could potentially affect the Bank's financial position and results of operations significantly. Although the Bank believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

The Bank has identified the following accounting policies and estimates as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans. These policies and the judgments, estimates, and assumptions are also described in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies.”

Allowance for Credit Losses

The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for:

•	advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products;”

•	MPF loans held for portfolio;

•	term securities purchased under agreements to resell; and

•	term Federal funds sold.

The allowance for credit losses for credit products and mortgage loans acquired under the MPF Program represents the Bank's estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because the Bank's evaluation of the adequacy of the provision is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The Bank's assumptions and judgments on its allowance for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Credit Products. The allowance for credit losses on credit products includes the following underlying assumptions that the Bank uses for evaluating its exposure to credit loss: (i) the Bank's judgment as to the creditworthiness of the members to which the Bank lends funds, and (ii) review and valuation of the collateral pledged by members.

The Bank has policies and procedures in place to manage its credit risk on credit products. These include:

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

The Bank is required by the FHLBank Act and Finance Agency regulation to obtain sufficient collateral on credit products to protect against losses and to accept only certain collateral for credit products, including U.S. government or government agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets.

At December 31, 2010, the Bank had $95.6 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $199.4 billion. At December 31, 2009, the Bank had $133.6 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $234.6 billion.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the

Bank's credit extension and collateral policies as of December 31, 2010, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

Significant changes to any of the factors described above could materially affect the Bank's allowance for losses on credit products. For example, the Bank's current assumptions about the financial strength of any member may change because of various circumstances, such as new information becoming available regarding the member's financial strength or changes in the national or regional economy. New information may require the Bank to place a member on credit watch, require the member to pledge additional collateral, require the member to deliver collateral, adjust the borrowing capacity of the member's collateral, require prepayment of the credit products, or provide for losses on the credit products.

Mortgage Loans Acquired Under the MPF Program. In determining the allowance for credit losses on mortgage loans, the Bank evaluates the its exposure to credit loss taking into consideration the following: (i) the Bank's judgment as to the eligibility of participating institutions to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by participating institutions, and (iv) estimation of loss exposure and historical loss experience.

The Bank has policies and procedures in place to manage its credit risk. These include:

•
Monitoring the creditworthiness, financial condition, and ability to meet servicing obligations of the institutions, or their successors, that sold the mortgage loans to the Bank (both considered to be participating institutions).

•	Valuing required credit enhancements to be provided by the participating institutions.

•	Estimating loss exposure and historical loss experience to establish an adequate level of allowance for credit losses.

The Bank maintains an allowance for credit losses, net of credit enhancements, on mortgage loans acquired under the MPF Program at levels that it believes to be adequate to absorb estimated losses identified and inherent in the total mortgage portfolio. Setting the level of allowance for credit losses requires significant judgment and regular evaluation by the Bank. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from institutions or from mortgage insurers, and prevailing economic conditions, are important in estimating mortgage loan losses, taking into account the available credit enhancement. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.

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

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 million as of December 31, 2010, and $0.3 million as of December 31, 2009.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.1 million as of December 31, 2010, and $1.0 million as of December 31, 2009.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee. If it is, the Bank records a provision for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $2.2 million as of December 31, 2010, and $0.7 million as of December 31, 2009.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $0.7 million as of December 31, 2010. As of December 31, 2009, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

Significant changes in any of the factors described above could materially affect the Bank's allowance for credit losses on mortgage loans. In addition, as the Bank's mortgage loan portfolio ages and becomes sufficiently seasoned and additional loss history is obtained, the Bank may have to adjust its methods of estimating its allowance for credit losses and make additional provisions for credit losses in the future.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at December 31, 2010 and 2009.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2010 and 2009, were repaid according to the contractual terms.

Accounting for Derivatives

Accounting for derivatives includes the following assumptions and estimates by the Bank: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives (which is discussed in “Fair Values” below). The Bank's assumptions and judgments include subjective calculations and estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

The Bank accounts for derivatives in accordance with the accounting for derivatives instruments and hedging activities. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following items:

•	hedging strategy,

•	identification of the item being hedged,

•	determination of the accounting designation,

•	determination of the method used to assess the effectiveness of the hedging relationship, and

•	assessment that the hedge is expected to be effective in the future if designated as a hedge.

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

Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the Bank immediately discontinues hedge accounting for that relationship. In addition, the Bank discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The Bank treats modifications of hedged items (such as a reduction in par amount, change in maturity date, or change in strike rates) as a termination of a hedge relationship.

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All extensions of credit to counterparties that are members of the Bank and are not derivatives dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank's net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty's creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements. The Bank's net unsecured credit exposure to derivatives counterparties was $20 million at December 31, 2010, and $36 million at December 31, 2009. See additional discussion of credit exposure to derivatives counterparties in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

Fair Values

Fair Value Measurements. Fair value measurement guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and stipulates disclosures about fair value measurements. This guidance applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Bank uses fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures.

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

The use of fair value to measure the Bank's financial instruments is fundamental to the Bank's financial statements and is a critical accounting estimate because a significant portion of the Bank's assets and liabilities are carried at fair value.

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2010:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2010, the Bank measured certain of its held-to-maturity investment securities and REOs on a nonrecurring basis at Level 3 of the fair value hierarchy. For more information, see below for a discussion of the Bank's OTTI analysis of its MBS portfolio.

The Bank monitors and evaluates the inputs into its fair value measurements to ensure that the asset or liability is properly categorized in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Because items classified as Level 3 are generally based on unobservable inputs, the process to determine the fair value of such items is generally more subjective and involves a higher degree of judgment and assumptions by the Bank.

The Bank employs internal control processes to validate the fair value of its financial instruments. These control processes are designed to ensure that the fair value measurements used for financial reporting are based on observable inputs wherever possible. In the event that observable market-based inputs are not available, the control processes are designed to ensure that the valuation approach used is appropriate and consistently applied and that the assumptions and judgments made are reasonable. The Bank's control processes provide for segregation of duties and oversight of the fair value methodologies and valuations by the Bank. Valuation models are regularly reviewed by the Bank and are subject to an independent model validation process. Any changes to the valuation methodology or the models are also reviewed to confirm that the changes are appropriate.

The assumptions and judgments applied by the Bank may have a significant effect on the its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank's results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” for further information regarding the fair value measurement guidance, including the classification within the fair value hierarchy of all the Bank's assets and liabilities carried at fair value as of December 31, 2010.

The Bank continues to refine its valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While the Bank believes that its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date. These fair values may not represent the actual values of the financial instruments that could have been realized as of yearend or that will be realized in the future. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. The Bank continually refines its assumptions and valuation methodologies to reflect market indications more effectively. Changes in these assumptions, calculations, and techniques could significantly affect the Bank's financial position and results of operations. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

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

A security is considered impaired when its fair value is less than its amortized cost basis. For impaired debt securities, an entity is required to assess whether: (i) it has the intent to sell the debt security; (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security; or (iii) it does not expect to recover the entire amortized cost basis of the impaired debt security. If any of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changed the presentation and amount of the OTTI recognized in the Statements of Income. The impairment is separated into: (i) the amount of the total OTTI related to credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income and is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

The Bank closely monitors the performance of its investment securities classified as available-for-sale or held-to-maturity on at least a quarterly basis to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks' holdings of PLRMBS and their adoption of the OTTI guidance in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency among all FHLBanks in the process for determining OTTI for PLRMBS.

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

Beginning in the second quarter 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank completed its OTTI analysis primarily using key modeling assumptions approved by the OTTI Committee for the majority of its PLRMBS and certain home equity loan investments, including home equity asset-backed securities. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside the scope of the FHLBanks' OTTI Committee and were analyzed for OTTI by each individual FHLBank owning securities backed by such collateral. The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

Beginning with the third quarter of 2009, the process was changed by the OTTI Committee to expect each FHLBank to select 100% of its PLRMBS for purposes of OTTI cash flow analysis using the FHLBanks' common platform and agreed-upon assumptions instead of only screening for at-risk securities. For certain PLRMBS for which underlying collateral data was not available, alternative procedures as determined by each FHLBank were expected to be used to assess these securities for OTTI.

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

In performing the cash flow analysis for each security, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2010, assumed current-to-trough housing price declines ranging from 1% to 10% over the 3- to 9-month periods beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

For the year ended December 31, 2010, the Bank recorded an OTTI related to credit loss of $331 million.

Because there is a continuing risk that the Bank may record additional material OTTI charges in future periods, the

Bank's earnings and retained earnings and its ability to pay dividends and repurchase excess capital stock could be adversely affected.

Additional information about OTTI charges associated with the Bank's PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Recent Developments

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act, among other effects: (1) creates a consumer financial protection agency; (2) creates an inter-agency Financial Stability Oversight Council (Oversight Council) to identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders of entities that are subject to the proxy rules under the Securities Exchange Act of 1934, as amended, with an advisory vote on the entities' compensation practices, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk retention requirement, for mortgage-backed securities; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office to monitor the insurance industry.

The Bank's business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission are all likely to be affected by the passage of the Dodd-Frank Act and implementing regulations.

It is not possible to predict the full impact of the Dodd-Frank Act on the Bank or its members.

Dodd-Frank Act's Impact on the Bank's Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those used by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps should reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivatives transactions more costly and less attractive as risk management tools for the Bank. The Dodd-Frank Act will also change the regulatory requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by federal regulators. Any such margin and capital requirements could adversely affect the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank and make uncleared trades more costly and less attractive as risk management tools for the Bank.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as swap dealers or major swap participants with the U.S. Commodities Futures Trading Commission (CFTC) and/or the Securities Exchange Commission (SEC). Based on definitions in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the Bank will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the Bank will be required to register as a swap dealer with respect to derivatives transactions it enters into with dealer counterparties for the purpose of hedging and managing its interest rate risk, which constitute the great majority of the Bank's derivatives transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with its members. It is also unclear how the final rule will treat caps, floors, and other derivatives embedded in member advances. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed regulations. Accordingly, it is not known at this time whether certain transactions between the Bank and its members will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the regulations, the Bank may have to decide whether to continue to offer swaps to members if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost, including registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed regulation would permit the Bank to apply to the CFTC to limit such designation to those specified activities as to which the Bank is deemed to be acting as a swap dealer. Thus, the hedging activities of the Bank may not be subject to the full requirements that are generally imposed on traditional swap dealers.

The Bank, together with the other FHLBanks, is formally providing comments to the regulators regarding proposed rulemakings that could affect the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011, and delays beyond that time are possible.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010, which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, it may reduce the demand for FHLBank debt and the cost of issuing debt may increase.

Oversight Council and Federal Reserve Board Proposed Rules Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule with a comment deadline of February 25, 2011, that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the FHLBanks. The rule provides certain factors that the Oversight Council will consider in determining whether to subject a nonbank financial company to such supervision and prudential standards. These factors include the availability of substitutes for the financial services and products the entity provides as well as the entity's size, interconnectedness with other financial firms, leverage, liquidity risk, and existing regulatory scrutiny.

On February 11, 2011, the Federal Reserve Board issued a proposed rule with a comment deadline of March 30, 2011, that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board's oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recently completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

The FHLBanks are predominantly engaged in financial activities under either of the proposed tests. The proposed rule also defines “significant nonbank financial company” as a nonbank financial company with $50 billion or more in total assets as of the end of its most recently completed fiscal year. The Bank had $152 billion in total assets at December 31, 2010.

If the Bank is determined to be a nonbank financial company subject to the Federal Reserve Board's regulatory requirements, then the Bank's operations and business are likely to be affected.

Oversight Council Recommendations on Implementing the Volcker Rule. On January 18, 2011, the Oversight Council issued certain recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the Volcker Rule is implemented in a way that covers the FHLBanks, then the Bank may be subject to additional limitations on the composition of its investment portfolio beyond those to which it is already subject under existing Finance Agency regulations. This could result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase the Bank's regulatory requirements with attendant incremental costs.

FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC adopted a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010, until January 1, 2013. Deposits are a source of liquidity for the Bank's members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, tends to weaken member demand for Bank advances.

Housing GSE Reform. On February 11, 2011, the U.S. Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report indicated that the Administration would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated that the Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBanks' mission of providing liquidity and access to capital for insured depository institutions. If housing GSE reform legislation incorporating these requirements is enacted, the FHLBanks could be significantly limited in their ability to make advances to their members and could be subject to additional limitations on their investment authority.

The report also supports consideration of additional means of advance funding for mortgage credit, including the potential development of a covered bond market. A developed covered bond market could compete with FHLBank advances.

In addition, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The Bank has traditionally allocated a significant portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the Bank's investment strategies may be affected by the winding down of those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may increase their mortgage loans held in portfolio, which could potentially increase demand for FHLBank advances. The impact of housing GSE reform on the FHLBanks will depend on the content of legislation that is enacted to implement housing GSE reform.

Finance Agency Final Rule on the Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and Their Affiliates. On December 9, 2010, the Finance Agency issued a final rule that, among other things:

•	provides the FHLBanks regulatory authority to accept community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

•
codifies the Finance Agency's position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including FHLBank stock investment requirements. However, the final rule: (i) clarified that it was not intended to prohibit an FHLBank's derivatives activities with members or other obligations that may create a credit exposure to an FHLBank but that do not arise from an FHLBank's lending of cash funds, and (ii) does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have prevented the Bank from entering into many of the repurchase transactions that it currently uses for liquidity and investment purposes.

Finance Agency Proposed Rule on Voluntary FHLBank Mergers. On November 26, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 25, 2011, that would establish the conditions and procedures for the Finance Agency's consideration and approval of voluntary mergers between FHLBanks. Pursuant to the proposed rule, two or more FHLBanks may merge provided that:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director of the Finance Agency;

•	the Director of the Finance Agency has granted preliminary approval of the merger;

•	the members of each FHLBank have ratified the merger agreement; and

•	the Director of the Finance Agency has granted final approval of the merger agreement.

Finance Agency Advance Notice of Proposed Rulemaking Regarding FHLBank Members. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking with a comment deadline of March 28, 2011, that provides notice that the Finance Agency is reviewing its regulations on FHLBank membership to ensure the regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain potential provisions designed to strengthen that nexus, including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership eligibility.

The Bank's results of operations may be adversely affected if the Finance Agency ultimately issues a regulation that prevents prospective institutions from becoming Bank members or prevents existing members from continuing as Bank members, which could reduce future business opportunities.

Finance Agency Proposed Rule on FHLBank Liabilities. On November 8, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 7, 2011, that would, among other things:

•
reorganize and re-adopt Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specify that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.

The adoption of the proposed rule would not have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.

Separately, the proposed rule requests comment on how the Finance Agency should implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of the creditworthiness of a security and to replace those provisions with other measures of creditworthiness.

Finance Agency Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level of an FHLBank if the Director of the Finance Agency determines that the current level is insufficient to address the FHLBank's risks. The rule identifies the factors that the Director of the Finance Agency may consider in making this determination, which include:

•	current or anticipated declines in the value of assets held by the FHLBank;

•	its ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	the FHLBank's material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	the ratio of the market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director of the Finance Agency.

The rule provides that the Director of the Finance Agency shall consider the need to maintain, modify, or rescind any increase in the minimum capital level no less than every 12 months.

Finance Agency Advance Notice of Proposed Rule on the use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of a proposed rule with a comment deadline of March 17, 2011, that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require the use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including regulation related to risk-based capital requirements, prudential requirements, investments, and consolidated obligations.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $796.4 billion at December 31, 2010, and $930.6 billion at December 31, 2009. The par value of the Bank's participation in consolidated obligations was $139.1 billion at December 31, 2010, and $178.2 billion at December 31, 2009. At December 31, 2010, the Bank had committed to the issuance of $0.2 billion in consolidated obligation bonds, of which $0.1 billion were hedged with associated interest rate swaps. At December 31, 2009, the Bank had committed to the issuance of $1.1 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps. For additional information on the Bank's joint and several liability contingent obligation, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and

Contingencies.”

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2010, the Bank had $304 million of advance commitments and $6.0 billion in standby letters of credit outstanding. At December 31, 2009, the Bank had $32 million of advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at December 31, 2010 and 2009. The estimated fair value of the letters of credit was $26 million and $27 million at December 31, 2010 and 2009, respectively.

The Bank's financial statements do not include a liability for future statutorily mandated payments from the Bank to the Resolution Funding Corporation (REFCORP). No liability is recorded because each FHLBank must pay 20% of net earnings (after its Affordable Housing Program obligation) to REFCORP to support the payment of part of the interest on the bonds issued by the REFCORP, and each FHLBank is unable to estimate its future required payments because the payments are based on the future earnings of that FHLBank and the other FHLBanks and are not estimable under the accounting for contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement.

Contractual Obligations

In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor and leases for premises.

The following table summarizes the Bank's significant contractual obligations as of December 31, 2010, except for obligations associated with short-term discount notes. Additional information with respect to the Bank's consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations and Note 20 – Commitments and Contingencies.”

In addition, “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” includes a discussion of the Bank's mandatorily redeemable capital stock, and “Item 8. Financial Statements and Supplementary Data – Note 16 – Employee Retirement Plans and Incentive Compensation Plans” includes a discussion of the Bank's pension and retirement expenses and commitments.

The Bank enters into derivative financial instruments, which create contractual obligations, as part of the Bank's interest rate risk management. “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities” includes additional information regarding derivative financial instruments.

Contractual Obligations

(In millions)
As of December 31, 2010
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$68,636	$33,716	$8,141	$9,100	$119,593
Mandatorily redeemable capital stock	58	1,855	1,836	—	3,749
Operating leases	4	7	6	12	29
Pension and post-retirement contributions	3	5	2	8	18
Total contractual obligations	$68,701	$35,583	$9,985	$9,120	$123,389

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

The management of the Federal Home Loan Bank of San Francisco (Bank) is responsible for establishing and maintaining adequate internal control over the Bank's financial reporting. There are inherent limitations in the ability of internal control over financial reporting to provide absolute assurance of achieving financial report objectives. These inherent limitations include the possibility of human error and the circumvention or overriding of controls. Accordingly, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process, however, and it is possible to design into the process safeguards to reduce, through not eliminate, this risk.

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco

In our opinion, the accompanying balance sheets and the related statements of income, capital accounts, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 – Summary of Significant Accounting Policies, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 23, 2011

Federal Home Loan Bank of San Francisco Statements of Condition

(In millions-except par value)	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$755	$8,280
Federal funds sold	16,312	8,164
Investment securities:
Trading securities(a)	2,519	31
Available-for-sale securities(a)	1,927	1,931
Held-to-maturity securities (fair values were $32,214 and $35,682, respectively)(b)	31,824	36,880
Total investment securities	36,270	38,842
Advances (includes $10,490 and $21,616 at fair value under the fair value option, respectively)	95,599	133,559
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $3 and $2, respectively	2,381	3,037
Accrued interest receivable	228	355
Premises and equipment, net	25	21
Derivative assets	718	452
Other assets	135	152
Total Assets	$152,423	$192,862
Liabilities and Capital
Liabilities:
Deposits:
Interest-bearing	128	222
Non-interest-bearing - other	6	2
Total deposits	134	224
Consolidated obligations, net:
Bonds (includes $20,872 and $37,022 at fair value under the fair value option, respectively)	121,120	162,053
Discount notes	19,527	18,246
Total consolidated obligations, net	140,647	180,299
Mandatorily redeemable capital stock	3,749	4,843
Accrued interest payable	467	754
Affordable Housing Program	174	186
Payable to REFCORP	37	25
Derivative liabilities	163	205
Other liabilities	104	96
Total Liabilities	145,475	186,632
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
83 shares and 86 shares, respectively	8,282	8,575
Restricted retained earnings	1,609	1,239
Accumulated other comprehensive loss	(2,943)	(3,584)
Total Capital	6,948	6,230
Total Liabilities and Capital	$152,423	$192,862

(a)    At December 31, 2010, and at December 31, 2009, none of these securities were pledged as collateral that may be repledged.
(b)    Includes $84 at December 31, 2010, and $40 at December 31, 2009, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco Statements of Income

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Interest Income:
Advances	$1,070	$2,766	$8,186
Prepayment fees on advances, net	53	34	(4)
Federal funds sold	29	23	318
Trading securities	6	1	2
Available-for-sale securities	6	—	—
Held-to-maturity securities	1,046	1,480	2,315
Mortgage loans held for portfolio	138	157	200
Total Interest Income	2,348	4,461	11,017
Interest Expense:
Consolidated obligations:
Bonds	995	2,199	7,282
Discount notes	40	472	2,266
Deposits	1	1	24
Mandatorily redeemable capital stock	16	7	14
Total Interest Expense	1,052	2,679	9,586
Net Interest Income	1,296	1,782	1,431
Provision for credit losses on mortgage loans	2	1	—
Net Interest Income After Mortgage Loan Loss Provision	1,294	1,781	1,431
Other Income/(Loss):
Services to members	1	1	1
Net (loss)/gain on trading securities	(1)	1	(1)
Total other-than-temporary impairment loss on held-to-maturity securities	(540)	(4,121)	(590)
Portion of impairment loss recognized in other comprehensive income	209	3,513	—
Net other-than-temporary impairment loss on held-to-maturity securities	(331)	(608)	(590)
Net (loss)/gain on advances and consolidated obligation bonds held at fair value	(113)	(471)	890
Net (loss)/gain on derivatives and hedging activities	(168)	122	(1,008)
Other	8	7	18
Total Other Income/(Loss)	(604)	(948)	(690)
Other Expense:
Compensation and benefits	63	60	53
Other operating expense	52	51	42
Federal Housing Finance Agency/Federal Housing Finance Board	12	11	10
Office of Finance	6	6	7
Other	12	4	—
Total Other Expense	145	132	112
Income Before Assessments	545	701	629
REFCORP	100	128	115
Affordable Housing Program	46	58	53
Total Assessments	146	186	168
Net Income	$399	$515	$461
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2007	134	$13,403	$227	$—	$227	$(3)	$13,627
Adjustments to opening balance(a)				16	16		16
Issuance of capital stock	17	1,720					1,720
Repurchase of capital stock	(21)	(2,134)					(2,134)
Capital stock reclassified to mandatorily redeemable capital stock, net	(39)	(3,901)					(3,901)
Comprehensive income/(loss):
Net income				461	461		461
Other comprehensive income/(loss):
Net amounts recognized as earnings						1	1
Additional minimum liability on benefit plans						(5)	(5)
Total comprehensive income/(loss)							457
Transfers to restricted retained earnings			(51)	51	—		—
Dividends on capital stock (3.93%)
Stock issued	5	528	—	(528)	(528)		—
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(b)				570	570	(570)	—
Issuance of capital stock	1	71					71
Capital stock reclassified to mandatorily redeemable capital stock, net	(11)	(1,112)					(1,112)
Comprehensive income/(loss):
Net income				515	515		515
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(1)	(1)
Net change in available-for-sale valuation						(1)	(1)
Other-than-temporary impairment loss related to all other factors						(4,034)	(4,034)
Reclassified to income for previously impaired securities						521	521
Accretion of impairment loss						508	508
Total comprehensive income/(loss)							(2,492)
Transfers to restricted retained earnings			1,063	(1,063)	—		—
Dividends on capital stock (0.21%)
Cash dividends paid		—	—	(22)	(22)		(22)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	1	60					60
Repurchase/redemption of capital stock	(9)	(941)					(941)
Capital stock reclassified from mandatorily redeemable capital stock, net	5	588					588
Comprehensive income/(loss):
Net income				399	399		399
Other comprehensive income/(loss):
Other-than-temporary impairment loss related to all other factors						(537)	(537)
Reclassified to income for previously impaired securities						328	328
Accretion of impairment loss						850	850
Total comprehensive income/(loss)							1,040
Transfers to restricted retained earnings			370	(370)	—		—
Dividends on capital stock (0.34%)
Cash dividends paid		—	—	(29)	(29)		(29)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948

(a)
Adjustments to the opening balance consist of the effects of adopting the fair value option for financial assets and financial liabilities, and changing the measurement date of the Bank's pension and postretirement plans from September 30 to December 31, in accordance with the accounting for employers' defined pension and other postretirement plans. For more information, see Note 2 – Recently Issued Accounting Standards and Interpretations in the Bank's 2008 10-K.

(b)
Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments. For more information, see Note 2 – Recently Issued and Adopted Accounting Guidance in the Bank's 2009 Form 10-K.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$399	$515	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(12)	(321)	(279)
Provision for credit losses on mortgage loans	2	1	—
Non-cash interest on mandatorily redeemable capital stock	—	—	14
Change in net fair value adjustment on trading securities	1	(1)	1
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	113	471	(890)
Change in net fair value adjustment on derivatives and hedging activities	74	(599)	753
Net other-than-temporary impairment loss on held-to-maturity securities	331	608	590
Other adjustments	(1)	—	(13)
Net change in:
Accrued interest receivable	178	583	565
Other assets	(2)	10	(48)
Accrued interest payable	(294)	(699)	(954)
Other liabilities	9	70	(76)
Total adjustments	399	123	(337)
Net cash provided by operating activities	798	638	124
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	(8,148)	1,267	2,249
Premises and equipment	(11)	(9)	(10)
Trading securities:
Proceeds from maturities of long-term	6	6	22
Purchases of long-term	(2,495)	—	—
Available-for-sale securities:
Purchases of long-term	—	(1,931)	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	(1,719)	3,744	6,988
Proceeds from maturities of long-term	8,557	7,659	5,827
Purchases of long-term	(1,479)	(717)	(12,105)
Advances:
Principal collected	189,812	963,054	1,486,351
Made to members	(152,415)	(862,499)	(1,468,936)
Mortgage loans held for portfolio:
Principal collected	656	666	427
Net cash provided by investing activities	32,764	111,240	20,813

Federal Home Loan Bank of San Francisco Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2010	2009	2008
Cash Flows from Financing Activities:
Net change in:
Deposits	(734)	(980)	1,840
Borrowings from other Federal Home Loan Banks	—	—	(955)
Other borrowings	—	—	(100)
Net payments on derivative contracts with financing elements	65	109	(131)
Net proceeds from consolidated obligations:
Bonds issued	89,170	87,201	114,692
Discount notes issued	90,552	143,823	755,490
Bonds transferred from other Federal Home Loan Banks	—	—	164
Payments for consolidated obligations:
Bonds matured or retired	(129,485)	(136,330)	(129,707)
Discount notes matured or retired	(89,239)	(217,086)	(741,792)
Proceeds from issuance of capital stock	60	71	1,720
Payments for repurchase/redemption of mandatorily redeemable capital stock	(506)	(16)	(397)
Payments for repurchase of capital stock	(941)	—	(2,134)
Cash dividends paid	(29)	(22)	—
Net cash used in financing activities	(41,087)	(123,230)	(1,310)
Net (decrease)/increase in cash and due from banks	(7,525)	(11,352)	19,627
Cash and due from banks at the beginning of the year	8,280	19,632	5
Cash and due from banks at the end of the year	$755	$8,280	$19,632
Supplemental Disclosures:
Interest paid	$1,248	$4,048	$11,857
Affordable Housing Program payments	58	52	48
REFCORP payments	88	52	224
Transfers of mortgage loans to real estate owned	5	4	2
Non-cash dividends on capital stock	—	—	528
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. Current members own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock, which generally supports business transactions still reflected on the Bank's Statements of Condition. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. In addition, as of February 4, 2010, authorized Community Development Financial Institutions are eligible to be members of the Bank. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks for more information.

The Federal Housing Finance Board (Finance Board), an independent federal agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks.

The primary source of funds for the FHLBanks is the proceeds from the sale to the public of the FHLBanks' consolidated obligations through the Office of Finance using authorized securities dealers. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), or regulations governing the operations of the FHLBanks, all the FHLBanks have joint and several liability for all FHLBank consolidated obligations. Other funds are provided by deposits, other borrowings, and the issuance of capital stock to members. The Bank primarily uses these funds to provide advances to members.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 1 — Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the amounts of reported assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the determination of other-than-temporary impairment (OTTI) of securities and fair value of derivatives, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Changes in judgments, estimates, and assumptions could potentially affect the Bank's financial position and results of operations significantly. Although the Bank believes these judgments, estimates, and assumptions to be reasonable, actual results may differ.

Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal funds with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2010 and 2009, were repaid according to the contractual terms.

Investment Securities. The Bank classifies investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments as trading. These securities are held for liquidity purposes and carried at fair value with changes in the fair value of these investments recorded in other income. The Bank does not participate in speculative trading practices and holds these investments indefinitely as the Bank periodically evaluates its liquidity needs.

The Bank classifies certain securities as available-for-sale and carries these securities at their fair value. Unrealized gains and losses on these securities are recognized in accumulated other comprehensive income (AOCI).

Held-to-maturity securities are carried at cost, adjusted for periodic principal repayments, amortization of premiums and the accretion of discounts, if applicable, using the level-yield method, and previous OTTI recognized in net income and AOCI. The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition because of prepayments on the debt security or scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank calculates the amortization of premiums and accretion of discounts on investments using the level-yield method on a retrospective basis over the estimated life of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

known since the original acquisition date of the securities. The Bank uses nationally recognized, market-based, third-party prepayment models to project estimated lives.

On a quarterly basis, the Bank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for OTTI. A security is considered impaired when its fair value is less than its amortized cost basis. For impaired debt securities, an entity is required to assess whether: (i) it has the intent to sell the debt security; (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security; or (iii) it does not expect to recover the entire amortized cost basis of the impaired debt security. If any of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the carrying value of the debt security is adjusted to its fair value. However, instead of recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in AOCI. This presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank records an additional OTTI. The amount of total OTTI for a security that was previously impaired is calculated as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For certain other-than-temporarily impaired securities that were previously impaired and subsequently incur additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, will be reclassified out of non-credit-related OTTI in AOCI and charged to earnings.

For securities classified as held-to-maturity, the OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

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

Prior to the adoption of the current accounting guidance for OTTI on investment securities, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the Statements of Condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security's contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. The Bank adopted the current accounting guidance for OTTI as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $570 cumulative effect of initial application of the guidance as an adjustment to its retained earnings at January 1, 2009, with an offsetting adjustment to AOCI.

Advances. The Bank reports advances (loans to members, former members, or housing associates) either at

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

amortized cost or fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts related to the Affordable Housing Program), and hedging adjustments. The Bank amortizes premiums and accretes discounts and recognizes hedging adjustments to interest income using a level-yield methodology. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income.

Advance Modifications. In cases in which the Bank funds an advance concurrent with or within a short period of time before or after the prepayment of a previous advance to the same member, the Bank evaluates whether the subsequent advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of the cash flows on the subsequent advance to the present value of the cash flows remaining on the previous advance. If there is at least a 10 percent difference in the cash flows or if the Bank concludes that the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the previous advance's contractual terms, then the subsequent advance is accounted for as a new advance. In all other instances, the subsequent advance is accounted for as a modification.

Prepayment Fees. When a borrower prepays certain advances prior to original maturity, the Bank may charge the borrower a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

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

For taking on the credit enhancement obligation, the Bank pays the participating institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating institution beginning 12 months later. The performance credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The participating institutions obtained supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee.

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

Allowance for Credit Losses. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the Bank's portfolio as of the Statements of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for:

•	advances, letters of credit, and other extensions of credit to members, collectively referred to as “credit products,”

•	MPF loans held for portfolio,

•	term securities purchased under agreements to resell, and

•	term Federal funds sold.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of portfolio segments identified above is needed because the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

Allowance for Credit Losses on Credit Products. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for credit products to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 10 – Allowance for Credit Losses, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

community financial institutions. The Bank has never experienced any credit losses on any of its credit products. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis.

The Bank classifies as impaired any advance with respect to which the Bank believes it is probable that all principal and interest due will not be collected according to its contractual terms. Impaired advances are valued using the present value of expected future cash flows discounted at the advance's effective interest rate, the advance's observable market price or, if collateral-dependent, the fair value of the advance's underlying collateral. When an advance is classified as impaired, the accrual of interest is discontinued and unpaid accrued interest is reversed. Advances do not return to accrual status until they are brought current with respect to both principal and interest and until the Bank believes future principal payments are no longer in doubt. No advances were classified as impaired during the periods presented.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2010, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Allowance for Credit Losses on Mortgage Loans. The Bank bases the allowance for credit losses on mortgage loans on its estimate of probable credit losses in the Bank's mortgage loan portfolio as of the date of the Statements of Condition. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the available credit enhancement.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that an FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

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

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2010, the Bank’s other assets included $3 of REO resulting from foreclosure of 30 mortgage loans held by the Bank. At December 31, 2009, the Bank’s other assets included $3 of REO resulting from foreclosure of 26 mortgage loans held by the Bank.

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

If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation to be hedge effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet certain criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item, because of changes in the benchmark rate, exactly offsets the change in the value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank records the changes in the fair value of the derivatives and the hedged item beginning on the trade date.

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

Changes in the fair value of a derivative that qualifies as a cash flow hedge and is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (until the periodic recognition of interest on a variable rate asset or liability is recorded in earnings).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as “Net gain/(loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the interest income and interest expense associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

The differences between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying hedged item. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income as “Net gain/(loss) on derivatives and hedging activities.”

The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

When hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cashflow hedge of an existing hedged item, the Bank continues to carry the derivative on the Statements of Condition at its fair value and reclassifies the accumulated other comprehensive income adjustment into earnings when earnings are affected by the existing hedged item (the original forecasted transaction).

Under limited circumstances, when the Bank discontinues cashflow hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period, or within the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within the following two months, the gains and losses that were recorded in AOCI are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

The Bank may be the primary obligor on consolidated obligations and may make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that: (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument equivalent to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading, as well as hybrid financial instruments that are eligible for the fair value option), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating the derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Mandatorily Redeemable Capital Stock. The Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled. See Note 15 – Capital for more information.

If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $42 and $34 at December 31, 2010 and 2009, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $8 for 2010, $8 for 2009, and $5 for 2008. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2010, 2009, and 2008, respectively.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2010 and 2009, the Bank had $17 and $12 in unamortized computer software costs respectively. Amortization of computer software costs charged to expense was $6, $7, and $5 in 2010, 2009, and 2008, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $22 and $39 at December 31, 2010 and 2009, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $33, $47, and $54, in 2010, 2009, and 2008, respectively.

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

Finance Agency/Finance Board Expenses. The FHLBanks funded the costs of operating the Finance Board and have funded a portion of the costs of operating the Finance Agency since its creation on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. The Finance Agency's expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank.

Office of Finance Expenses. Each FHLBank is assessed a proportionate share of the cost of operating the Office of Finance, which facilitates the issuance and servicing of consolidated obligations. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank's percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program. As more fully discussed in Note 13 – Affordable Housing Program, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants and below-market interest rate advances to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. AHP advances are made at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the net present value of the difference in the cash flows attributable to the difference between the interest rate of the AHP advance and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance, and amortized using the level-yield method over the remaining contractual life of the AHP advance.

Resolution Funding Corporation Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they are required to make quarterly payments to the Resolution Funding Corporation (REFCORP) toward the interest on bonds issued by REFCORP. REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of REFCORP to carry out the functions of REFCORP. See Note 14 – Resolution Funding Corporation Assessments for more information.

Estimated Fair Values. Many of the Bank's financial instruments lack an available liquid trading market as characterized by frequent exchange transactions between a willing buyer and willing seller. Therefore, the Bank uses financial models employing significant assumptions and present value calculations for the purpose of determining estimated fair values. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of yearend or that will be realized in the future.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair values for certain financial instruments are based on quoted prices, market rates, or replacement rates for similar financial instruments as of the last business day of the year. The estimated fair values of the Bank's financial instruments and related assumptions are detailed in Note 19 – Fair Values.

Note 2 — Recently Issued and Adopted Accounting Guidance

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of the credit risk inherent in the financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes in the allowance of credit losses and reasons for those changes. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructuring required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures will be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011 (July 1, 2011, for the Bank).

Scope Exception Related to Embedded Credit Derivative. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine whether bifurcation and separate accounting as a derivative are required. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment would be recognized prior to applying the fair value option election. This amended guidance became effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). The Bank adopted this amended guidance as of July 1, 2010, and the adoption did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that those disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010, with the exception of the required changes noted above related to the roll forward of activity for Level 3 fair value measurements. The adoption resulted in increased financial statement disclosures, but did not have any effect on the Bank's financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities (VIEs). This guidance was to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to financial statement users. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based on the occurrence of triggering events. In addition, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. The Bank evaluated its investments in VIEs, which are limited to the Bank's private-label residential mortgage-backed securities (PLRMBS), and determined that as of January 1, 2010, and December 31, 2010, consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support for any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance included: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over the transferred financial assets either directly or indirectly. The guidance also required enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The Bank adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $2 for 2010 and $2 for 2009.

In addition, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco of approximately $1 for 2010 and $1 for 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of San Francisco.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Trading Securities

Trading securities as of December 31, 2010 and 2009, were as follows:

	2010	2009
	Estimated Fair Value	Estimated Fair Value
Government-sponsored enterprises (GSEs):
Federal Farm Credit Banks (FFCB) bonds	$2,366	$—
Temporary Liquidity Guarantee Program (TLGP)(1)	128	—
Mortgage-backed securities (MBS):
Other U.S. obligations:
Ginnie Mae	20	23
GSEs:
Fannie Mae	5	8
Total	$2,519	$31

(1)    TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the FFCB bonds and TLGP securities is from one year through five years as of December 31, 2010. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Interest Rate Payment Terms. Interest rate payment terms for trading securities at December 31, 2010 and 2009, are detailed in the following table:

	2010	2009
Estimated fair value of trading securities other than MBS:
Fixed rate	$128	$—
Adjustable rate	2,366	—
Subtotal	2,494	—
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	20	23
Collateralized mortgage obligations:
Fixed rate	5	8
Subtotal	25	31
Total	$2,519	$31

At both December 31, 2010 and 2009, all of the fixed rate trading securities were swapped to an adjustable rate. At December 31, 2010, 89% of the adjustable rate trading securities were swapped to a different adjustable rate index. At December 31, 2009, none of the adjustable rate trading securities were swapped to a different adjustable rate index.

The net unrealized (loss)/gain on trading securities was $(1) and $1 for the years ended December 31, 2010 and 2009, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 5 — Available-for-Sale Securities

Available-for-sale securities as of December 31, 2010 and 2009, were as follows:

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP	$1,928	$—	$—	$(1)	$1,927

December 31, 2009

TLGP	$1,932	$—	$—	$(1)	$1,931

(1)    Amortized cost includes unpaid principal balance and unamortized premiums and discounts.

The following table summarizes the available-for-sale securities with unrealized losses as of December 31, 2010 and 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of available-for-sale securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP	$1,348	$1	$—	$—	$1,348	$1

December 31, 2009

TLGP	$1,281	$1	$—	$—	$1,281	$1

Redemption Terms. The contractual maturity (based on contractual final principal payment) of the Bank's TLGP securities is from one year through five years as of December 31, 2010 and 2009.

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $5 at December 31, 2010, and net premiums of $8 at December 31, 2009.

Interest Rate Payment Terms. All of the available-for-sale securities at December 31, 2010 and 2009, had adjustable rate interest payment terms.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,834	$—	$6,834	$—	$—	$6,834
Commercial paper	2,500	—	2,500	—	—	2,500
Housing finance agency bonds	743	—	743	—	(119)	624
TLGP	301	—	301	—	—	301
Subtotal	10,378	—	10,378	—	(119)	10,259
MBS:
Other U.S. obligations:
Ginnie Mae	33	—	33	—	—	33
GSEs:
Freddie Mac	2,326	—	2,326	92	(15)	2,403
Fannie Mae	5,922	—	5,922	220	(12)	6,130
Subtotal GSEs	8,248	—	8,248	312	(27)	8,533
PLRMBS:
Prime	4,285	(330)	3,955	153	(238)	3,870
Alt-A, option ARM	1,751	(653)	1,098	83	(10)	1,171
Alt-A, other	10,063	(1,951)	8,112	694	(458)	8,348
Subtotal PLRMBS	16,099	(2,934)	13,165	930	(706)	13,389
Total MBS	24,380	(2,934)	21,446	1,242	(733)	21,955
Total	$34,758	$(2,934)	$31,824	$1,242	$(852)	$32,214

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2009
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,510	$—	$6,510	$—	$—	$6,510
Commercial paper	1,100	—	1,100	—	—	1,100
Housing finance agency bonds	769	—	769	—	(138)	631
TLGP	304	—	304	—	(1)	303
Subtotal	8,683	—	8,683	—	(139)	8,544
MBS:
Other U.S. obligations:
Ginnie Mae	16	—	16	—	—	16
GSEs:
Freddie Mac	3,423	—	3,423	150	(1)	3,572
Fannie Mae	8,467	—	8,467	256	(13)	8,710
Subtotal GSEs	11,890	—	11,890	406	(14)	12,282
PLRMBS:
Prime	5,999	(407)	5,592	72	(554)	5,110
Alt-A, option ARM	2,086	(908)	1,178	37	(104)	1,111
Alt-A, other	11,781	(2,260)	9,521	385	(1,287)	8,619
Subtotal PLRMBS	19,866	(3,575)	16,291	494	(1,945)	14,840
Total MBS	31,772	(3,575)	28,197	900	(1,959)	27,138
Total	$40,455	$(3,575)	$36,880	$900	$(2,098)	$35,682

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

As of December 31, 2010, all of the interest-bearing deposits, commercial paper, and housing finance agency bonds had a credit rating of at least A. The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, as of December 31, 2010, 29% of the PLRMBS, based on amortized cost, were rated above investment grade (10% had a credit rating of AAA), and the remaining 71% were rated below investment grade. Credit ratings of BB and lower are below investment grade. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

At December 31, 2010, PLRMBS labeled Alt-A by the issuer represented 48% of the amortized cost of the Bank's MBS portfolio. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans, but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan, but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.
The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2010 and 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of held-to-maturity securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,438	$—	$—	$—	$4,438	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	624	119	624	119
Subtotal	5,938	—	624	119	6,562	119
MBS:
Other U.S. obligations:
Ginnie Mae	20	—	5	—	25	—
GSEs:
Freddie Mac	497	15	27	—	524	15
Fannie Mae	623	8	91	4	714	12
Subtotal GSEs	1,120	23	118	4	1,238	27
PLRMBS(1):
Prime	4	—	3,339	568	3,343	568
Alt-A, option ARM	—	—	1,150	663	1,150	663
Alt-A, other	—	—	8,307	2,409	8,307	2,409
Subtotal PLRMBS	4	—	12,796	3,640	12,800	3,640
Total MBS	1,144	23	12,919	3,644	14,063	3,667
Total	$7,082	$23	$13,543	$3,763	$20,625	$3,786

December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$6,510	$—	$—	$—	$6,510	$—
Housing finance agency bonds	30	7	600	131	630	138
TLGP	303	1	—	—	303	1
Subtotal	6,843	8	600	131	7,443	139
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	13	—	13	—
GSEs:
Freddie Mac	—	—	40	1	40	1
Fannie Mae	1,037	10	172	3	1,209	13
Subtotal GSEs	1,037	10	212	4	1,249	14
PLRMBS(1):
Prime	—	—	5,110	961	5,110	961
Alt-A, option ARM	—	—	1,111	1,012	1,111	1,012
Alt-A, other	—	—	8,619	3,547	8,619	3,547
Subtotal PLRMBS	—	—	14,840	5,520	14,840	5,520
Total MBS	1,037	10	15,065	5,524	16,102	5,534
Total	$7,880	$18	$15,665	$5,655	$23,545	$5,673

(1)    Includes securities with gross unrecognized holding losses of $706 and $1,945 at December 31, 2010 and 2009, respectively, and securities with OTTI charges of $2,934 and $3,575 that have been recognized in AOCI at December 31, 2010 and 2009, respectively.

As indicated in the tables above, as of December 31, 2010, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $3,786, primarily relating to PLRMBS. The gross unrealized losses associated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2010 and 2009, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

December 31, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,635	$9,635	$9,635
Due after 1 year through 5 years	7	7	7
Due after 5 years through 10 years	26	26	23
Due after 10 years	710	710	594
Subtotal	10,378	10,378	10,259
MBS:
Other U.S. obligations:
Ginnie Mae	33	33	33
GSEs:
Freddie Mac	2,326	2,326	2,403
Fannie Mae	5,922	5,922	6,130
Subtotal GSEs	8,248	8,248	8,533
PLRMBS:
Prime	4,285	3,955	3,870
Alt-A, option ARM	1,751	1,098	1,171
Alt-A, other	10,063	8,112	8,348
Subtotal PLRMBS	16,099	13,165	13,389
Total MBS	24,380	21,446	21,955
Total	$34,758	$31,824	$32,214

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2009
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$7,610	$7,610	$7,610
Due after 1 year through 5 years	316	316	314
Due after 5 years through 10 years	27	27	23
Due after 10 years	730	730	597
Subtotal	8,683	8,683	8,544
MBS:
Other U.S. obligations:
Ginnie Mae	16	16	16
GSEs:
Freddie Mac	3,423	3,423	3,572
Fannie Mae	8,467	8,467	8,710
Subtotal GSEs	11,890	11,890	12,282
PLRMBS:
Prime	5,999	5,592	5,110
Alt-A, option ARM	2,086	1,178	1,111
Alt-A, other	11,781	9,521	8,619
Subtotal PLRMBS	19,866	16,291	14,840
Total MBS	31,772	28,197	27,138
Total	$40,455	$36,880	$35,682

(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for impairment related to all other factors recognized in AOCI.

At December 31, 2010, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $14, OTTI related to credit loss of $995 (including interest accretion adjustments of $36), and OTTI related to all other factors of $2,934. At December 31, 2009, the carrying value of the Bank's MBS classified as held-to-maturity included net discounts of $16, OTTI related to credit loss of $652 (including interest accretion adjustments of $24), and OTTI related to all other factors of $3,575.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at December 31, 2010 and 2009, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010	2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$9,635	$7,914
Adjustable rate	743	769
Subtotal	10,378	8,683
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,461	3,326
Adjustable rate	169	87
Collateralized mortgage obligations:
Fixed rate	11,097	16,619
Adjustable rate	10,653	11,740
Subtotal	24,380	31,772
Total	$34,758	$40,455

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2010	2009
Passthrough securities:
Converts in 1 year or less	$36	$158
Converts after 1 year through 5 years	1,484	2,061
Converts after 5 years through 10 years	917	1,076
Total	2,437	3,295
Collateralized mortgage obligations:
Converts in 1 year or less	864	1,216
Converts after 1 year through 5 years	3,615	6,167
Converts after 5 years through 10 years	561	1,652
Total	$5,040	$9,035

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 7 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Bank's best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

Available-for-Sale Securities. For all the securities in its available-for-sale portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As of December 31, 2010, the Bank's available-for-sale portfolio had immaterial gross unrealized losses. As a result, the Bank determined that the unrealized losses on its available-for-sale investment securities are temporary because it determined that the strength of the guarantees and of the direct support from the U.S. government was sufficient to protect the Bank from losses.

Held-to-Maturity Securities. For all the securities in its held-to-maturity portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank determined that, as of December 31, 2010, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at December 31, 2010, and all of the securities matured prior to the date of this report. As a result, the Bank has recovered the entire amortized cost basis of these securities.

As of December 31, 2010, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $119. These gross unrealized losses were due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of December 31, 2010, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at December 31, 2010 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of December 31, 2010, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2010. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2010, assumed current-to-trough housing price declines ranging from 1% to 10% over the 3- to 9-month periods beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

For securities determined to be other-than-temporarily impaired during the year ended December 31, 2010 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the period.

December 31, 2010
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	10.2	8.5-10.8	54.0	50.2-55.1	43.4	43.0-43.5	30.1	30.1
2006	7.8	6.1-9.4	21.1	18.7-29.8	38.2	33.9-46.0	13.1	7.1-21.8
2005	5.1	5.1	28.2	28.2	31.4	31.4	17.1	17.1
2004 and earlier	11.3	10.7-11.9	6.6	5.1-8.2	30.2	23.1-37.3	11.2	11.1-11.3
Total Prime	9.1	5.1-11.9	35.4	5.1-55.1	39.8	23.1-46.0	20.9	7.1-30.1
Alt-A, option ARM
2007	6.3	4.2-7.8	80.8	77.0-89.9	52.8	45.7-62.2	40.3	35.9-46.7
2006	5.3	4.1-6.7	84.2	77.5-89.9	53.5	43.6-62.0	37.3	34.0-40.2
2005	8.8	7.0-11.3	64.6	52.1-77.3	43.1	38.3-49.2	24.3	16.1-30.2
Total Alt-A, option ARM	6.5	4.1-11.3	79.0	52.1-89.9	51.5	38.3-62.2	37.7	16.1-46.7
Alt-A, other
2007	10.5	5.1-14.8	55.0	25.4-84.4	47.8	41.2-55.6	19.3	8.4-45.2
2006	11.8	5.4-15.2	49.0	27.1-82.6	48.1	40.1-55.4	20.6	7.6-34.6
2005	12.3	6.5-16.1	35.7	14.2-66.9	43.9	31.3-57.7	15.2	5.4-24.0
2004 and earlier	13.4	9.2-17.3	40.9	26.2-52.3	49.3	41.1-55.0	20.6	14.3-29.6
Total Alt-A, other	11.7	5.1-17.3	44.4	14.2-84.4	46.1	31.3-57.7	17.7	5.4-45.2
Total	10.6	4.1-17.3	50.2	5.1-89.9	46.7	23.1-62.2	21.6	5.4-46.7

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank recorded OTTI related to credit loss of $331 and $608 that was recognized in “Other Income/(Loss)” for the years ended December 31, 2010 and 2009, respectively, and recognized OTTI related to all other factors of $209 and $3,513 in “Other comprehensive income/(loss)” for the years ended December 31, 2010 and 2009, respectively. For each security, the estimated impairment related to all other factors is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $850 and $508 from AOCI to increase the carrying value of the respective PLRMBS for the years ended December 31, 2010 and 2009, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $328 and $521 for the years ended December 31, 2010 and 2009, respectively.

The following table presents the OTTI related to credit loss, which is recognized in earnings, and the OTTI related to all other factors, which is recognized in “Other comprehensive income/(loss)” for the years ended December 31, 2010 and 2009.

	2010			2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Balance, beginning of the year(1)	$628	$3,575	$4,203	$20	$570	$590
Charges on securities for which OTTI was not previously recognized	14	420	434	400	3,572	3,972
Additional charges on securities for which OTTI was previously recognized(2)	317	(211)	106	208	(59)	149
Accretion of impairment related to all other factors	—	(850)	(850)	—	(508)	(508)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(7)	—	(7)	—	—	—
Balance, end of the year	$952	$2,934	$3,886	$628	$3,575	$4,203

(1)    The Bank adopted the OTTI guidance as of January 1, 2009, and recognized the cumulative effect of initially applying the OTTI guidance, totaling $570, as an increase in the retained earnings balance at January 1, 2009, with a corresponding change in AOCI.
(2)    For the year ended December 31, 2010, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010. For the year ended December 31, 2009, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2009.

The following table presents the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the year ended December 31, 2010, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,263	$1,159	$829	$978
Alt-A, option ARM	2,047	1,723	1,070	1,154
Alt-A, other	7,594	7,033	5,153	5,799
Total	$10,904	$9,915	$7,052	$7,931

The following table presents the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at December 31, 2010, by loan collateral type:

December 31, 2010
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,263	$1,159	$829	$978
Alt-A, option ARM	2,047	1,723	1,070	1,154
Alt-A, other	7,900	7,338	5,388	6,079
Total	$11,210	$10,220	$7,287	$8,211

The following table presents the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the year ended and for the life of the securities at December 31, 2009, by loan collateral type:

December 31, 2009
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,392	$1,333	$927	$998
Alt-A, option ARM	2,084	1,873	964	1,001
Alt-A, other	7,410	7,031	4,771	5,150
Total	$10,886	$10,237	$6,662	$7,149

The following table presents the Bank's OTTI related to credit loss and OTTI related to all other factors on its other-than-temporarily impaired PLRMBS during the years ended December 31, 2010 and 2009:

	2010			2009
	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$46	$18	$64	$56	$396	$452
Alt-A, option ARM	116	(18)	98	208	967	1,175
Alt-A, other	169	209	378	344	2,150	2,494
Total	$331	$209	$540	$608	$3,513	$4,121

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank's PLRMBS that were not other-than-temporarily impaired as of December 31, 2010, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2010, the gross unrealized losses on these remaining PLRMBS are temporary. Sixty-five percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (25% were rated AAA), and the remaining 35% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Note 8 — Advances

The Bank offers a wide range of fixed- and adjustable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.03% to 8.57% at December 31, 2010, and 0.01% to 8.57% at December 31, 2009, as summarized below.

	2010		2009
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$52,051	0.97%	$76,854	1.54%
After 1 year through 2 years	11,687	1.92	30,686	1.69
After 2 years through 3 years	17,038	1.17	7,313	2.85
After 3 years through 4 years	2,310	2.81	9,211	1.77
After 4 years through 5 years	5,115	2.14	1,183	4.12
After 5 years	6,708	1.92	7,066	2.12
Total par amount	94,909	1.30%	132,313	1.72%
Valuation adjustments for hedging activities	363		630
Valuation adjustments under fair value option	327		616
Total	$95,599		$133,559

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee designed to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $7,335 at December 31, 2010, and $17,516 at December 31, 2009. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $283 at December 31, 2010, and $19 at December 31, 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank's advances at December 31, 2010 and 2009, included $2,437 and $3,413, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2010 and 2009, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2010	2009	2010	2009
Within 1 year	$52,328	$76,864	$54,145	$79,552
After 1 year through 2 years	11,692	30,686	11,053	30,693
After 2 years through 3 years	17,035	7,318	16,828	6,385
After 3 years through 4 years	2,300	9,201	2,160	8,933
After 4 years through 5 years	5,084	1,183	4,812	942
After 5 years	6,470	7,061	5,911	5,808
Total par amount	$94,909	$132,313	$94,909	$132,313

Credit and Concentration Risk. The following tables present the concentration in advances and the interest income from these advances before the impact of interest rate exchange agreements associated with these advances to the top five borrowers and their affiliates at December 31, 2010, and at December 31, 2009.

December 31, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$28,488	30%	$94	6%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	20,950	22	53	3
JPMorgan Chase Bank, National Association(2)	4,075	4	301	18
Subtotal JPMorgan Chase & Co.	25,025	26	354	21
Bank of America California, N.A.	9,954	11	123	7
OneWest Bank, FSB	5,900	6	207	13
Bank of the West	4,641	5	181	11
Subtotal	74,008	78	959	58
Others	20,901	22	705	42
Total	$94,909	100%	$1,664	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2009
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(3)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$46,544	35%	$446	12%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,000	4	9	—
JPMorgan Chase Bank, National Association(2)	20,622	16	1,255	33
Subtotal JPMorgan Chase & Co.	25,622	20	1,264	33
Wells Fargo Bank, N.A.(2)	14,695	11	244	6
Bank of America Corporation:
Bank of America California, N.A.	9,304	7	157	4
Merrill Lynch Bank & Trust Co, FSB(2)	130	—	38	1
Subtotal Bank of America Corporation	9,434	7	195	5
Bank of the West	6,805	5	297	8
Subtotal	103,100	78	2,446	64
Others	29,213	22	1,353	36
Total	$132,313	100%	$3,799	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2010, two of the advances borrowers and their affiliates (Citibank, N.A.; and JPMorgan Chase & Co.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2010 and 2009, are detailed below:

	2010	2009
Par amount of advances:
Fixed rate:
Due within 1 year	$19,800	$40,321
Due after 1 year	24,191	28,090
Total fixed rate	43,991	68,411
Adjustable rate:
Due within 1 year	32,251	36,533
Due after 1 year	18,667	27,369
Total adjustable rate	50,918	63,902
Total par amount	$94,909	$132,313

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At December 31, 2010 and 2009, 71% and 74% of the fixed rate advances were swapped to an adjustable rate, and 3% and 5% of the adjustable rate advances were swapped to a different adjustable rate index.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2010, 2009, and 2008, as follows:

	2010	2009	2008
Prepayment fees received	$189	$133	$16
Fair value adjustments	(115)	(99)	(20)
Other basis adjustments	(21)	—	—
Net	$53	$34	$(4)
Advance principal prepaid	$17,108	$17,633	$12,232

Note 9 — Mortgage Loans Held for Portfolio

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

The following table presents information as of December 31, 2010 and 2009, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2010	2009
Fixed rate medium-term mortgage loans	$706	$927
Fixed rate long-term mortgage loans	1,694	2,130
Subtotal	2,400	3,057
Net unamortized discounts	(16)	(18)
Mortgage loans held for portfolio	2,384	3,039
Less: Allowance for credit losses	(3)	(2)
Total mortgage loans held for portfolio, net	$2,381	$3,037

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

The participating member and the Bank share the risk of credit losses on conventional MPF loan products by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower's equity, which is called the First Loss Account. Under the MPF Program, the participating member's credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating member or may be a supplemental mortgage insurance policy paid for by the participating member, and may include a contingent performance-based credit enhancement fee payable to the participating member. The participating member is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2010, $3 in 2009, and $4 in 2008.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2010 and 2009.

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

December 31, 2009
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$2,391	78%	18,613	73%
OneWest Bank, FSB	409	13	4,893	19
Subtotal	2,800	91	23,506	92
Others	257	9	2,109	8
Total	$3,057	100%	25,615	100%

For information related to the Bank's credit risk on mortgage loans and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Note 10 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold.

Credit Products. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for credit products to protect against losses and to accept as collateral for credit products only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defines community financial institutions as FDIC-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. Effective January 1, 2011, the cap was $1,040. In addition, the Bank has advances outstanding to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

former members and member successors, which are also subject to these security terms.

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2010 and 2009, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, with an estimated value in excess of outstanding advances for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the member and its affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

Section 10(e) of the FHLBank Act affords any security interest granted to the Bank by a member or any affiliate of the member priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral and lending policies to limit risk of loss while taking into account borrowers' needs for a reliable source of funding. At December 31, 2010 and 2009, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during 2010 and 2009.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2010, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During 2010, 20 member institutions were placed into receivership or liquidation. Seventeen of these institutions had advances outstanding at the time they were placed into receivership or liquidation. The advances outstanding to 15 of these institutions were either repaid prior to December 31, 2010, or assumed by member institutions, and no losses were incurred by the Bank. The advances outstanding to the other two institutions total $82. These advances were assumed by nonmember institutions. The Bank has sufficient collateral for these advances and the Bank anticipates they will be paid in full upon maturity. Bank capital stock held by 11 of the 20 institutions totaling $308 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other nine institutions was transferred to other members.

From January 1, 2011, to February 28, 2011, four member institutions were placed into receivership or liquidation. The advances outstanding to one of these institutions were repaid prior to February 28, 2011, and its capital stock totaling $2 was classified as mandatorily redeemable capital stock (a liability). One institution had no advances outstanding at the time it was placed into receivership or liquidation, and the advances outstanding to the remaining two institutions were transferred to other members. The Bank capital stock held by these three institutions was transferred to other members.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.
The following table presents information on delinquent mortgage loans as of December 31, 2010 and 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010	2009
	Recorded Investment (1)	Recorded Investment (1)
30 – 59 days delinquent	$27	$29
60 – 89 days delinquent	8	10
90 days or more delinquent	29	22
Total past due	$64	$61
Total current loans	2,330	2,991
Total mortgage loans	$2,394	$3,052
In process of foreclosure, included above(2)	$18	$10
Nonaccrual loans(3)	$30	$22
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(4) as a percentage of total mortgage loans outstanding	1.23%	0.73%

(1)    The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any valuation allowance.
(2)    Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
(3)    Nonaccrual loans at December 31, 2010, included 23 loans, totaling $2, for which the borrower was in bankruptcy. Nonaccrual loans at December 31, 2009, included 23 loans, totaling $2, for which the borrower was in bankruptcy.
(4)    Represents loans that are 90 days or more past due or in the process of foreclosure.

The Bank's average recorded investment in impaired loans totaled $28 in 2010, $15 in 2009, and $7 in 2008. The Bank did not recognize any interest income for impaired loans in 2010, 2009, and 2008.

The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008
Balance, beginning of the year	$2.0	$1.0	$0.9
Chargeoffs – transferred to REO	(1.1)	(0.3)	—
Provision for/(recovery of) credit losses	2.4	1.3	0.1
Balance, end of the year	$3.3	$2.0	$1.0
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.05)%	(0.01)%	—%
Ending balance, individually evaluated for impairment(1)	$—
Ending balance, collectively evaluated for impairment	$3.3
Recorded investment, end of year(2)	$2,395.3
Individually evaluated for impairment(3)	$0.1
Collectively evaluated for impairment	$2,395.2

(1)    A margin for imprecision (a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process) is not used when determining the estimated credit losses on specifically identified mortgage loans.
(2)    Excludes government-guaranteed or government-insured loans.
(3)    At December 31, 2010, the Bank had one loan with an unpaid principal balance of $0.1 and an average recorded investment balance of $0.1 that was individually evaluated for impairment.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 as of December 31, 2010, and $0.3 as of December 31, 2009.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.1 as of December 31, 2010, and $1.0 as of December 31, 2009.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If it is, the Bank records an allowance for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $2.2 as of December 31, 2010, and $0.7 as of December 31, 2009.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $0.7 as of December 31, 2010. As of December 31, 2009, the Bank determined that an allowance for credit losses was not required for this component of the allowance for credit losses on MPF Plus loans.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at December 31, 2010 and 2009.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2010 and 2009, were repaid according to the contractual terms.

Note 11 — Deposits

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

Deposits as of December 31, 2010 and 2009, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010	2009
Interest-bearing deposits:
Demand and overnight	$110	$192
Term	16	29
Other	2	1
Total interest-bearing deposits	128	222
Non-interest-bearing deposits	6	2
Total	$134	$224

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2010 and 2009, are detailed in the following table:

	2010		2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$16	0.06%	$29	0.01%
Adjustable rate	112	0.01	193	0.01
Total interest-bearing deposits	128	0.02	222	0.01
Non-interest-bearing deposits	6	—	2	—
Total	$134	0.02%	$224	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $16 at December 31, 2010, and $28 at December 31, 2009. These time deposits were scheduled to mature within three months.

Note 12 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 20 – Commitments and Contingencies. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency, the successor agency to the Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $796,374 at December 31, 2010, and $930,617 at December 31, 2009. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2010, the Bank had qualifying assets totaling $151,461 to support the Bank's participation in consolidated obligations outstanding of $140,647.

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

•
Index amortizing notes, which repay principal according to predetermined amortization schedules or prepay principal based on a calculation linked to the level of a certain index. Index amortizing notes have a stated maturity. As of December 31, 2010 and 2009, the Bank's index amortizing notes had fixed rate coupon payment terms. Usually, as market interest rates change, the portion of the monthly payment allocated to repayment of principal also changes, resulting in a balloon payment on the maturity date if rates rise or causing the note to mature before the stated maturity date if rates fall.

With respect to interest payments, consolidated obligation bonds may also include:

•	Step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates;

•	Step-down callable bonds, which pay interest at decreasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-down dates;

•	Conversion bonds, which have coupon rates that convert from fixed to adjustable or from adjustable to fixed on predetermined dates according to the terms of the bond offerings;

•	Inverse floating bonds, which have coupons that increase as an index declines and decrease as an index rises; and

•
Range bonds, which pay interest based on the number of days a specified index is within or outside of a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate if the specified index is outside the specified range.

Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at December 31, 2010, and 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010		2009
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$68,636	1.53%	$75,865	1.29%
After 1 year through 2 years	18,154	0.99	42,745	2.40
After 2 years through 3 years	15,557	3.06	11,589	2.12
After 3 years through 4 years	2,228	2.69	12,855	3.86
After 4 years through 5 years	5,913	1.92	5,308	3.11
After 5 years	9,100	3.96	11,561	4.38
Index amortizing notes	5	4.61	6	4.61
Total par amount	119,593	1.87%	159,929	2.14%
Net unamortized premiums/(discounts)	10		(26)
Valuation adjustments for hedging activities	1,627		2,203
Fair value option valuation adjustments	(110)		(53)
Total	$121,120		$162,053

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $17,617 at December 31, 2010, and $32,185 at December 31, 2009. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $13,853 at December 31, 2010, and $25,420 at December 31, 2009. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	2010	2009
Par amount of consolidated obligation bonds:
Non-callable	$101,976	$127,744
Callable	17,617	32,185
Total par amount	$119,593	$159,929

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at December 31, 2010, and 2009, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2010	2009
Within 1 year	$81,318	$103,215
After 1 year through 2 years	18,299	36,750
After 2 years through 3 years	12,897	5,494
After 3 years through 4 years	1,208	9,480
After 4 years through 5 years	1,610	593
After 5 years	4,256	4,391
Index amortizing notes	5	6
Total par amount	$119,593	$159,929

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

	2010		2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$19,540	0.21%	$18,257	0.35%
Unamortized discounts	(13)		(11)
Total	$19,527		$18,246

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2010 and 2009, are detailed in the following table.

	2010	2009
Par amount of consolidated obligations:
Bonds:
Fixed rate	$80,766	$98,619
Adjustable rate	33,300	49,244
Step-up	4,843	10,433
Step-down	215	350
Fixed rate that converts to adjustable rate	419	915
Adjustable rate that converts to fixed rate	35	250
Range bonds	10	112
Index amortizing notes	5	6
Total bonds, par	119,593	159,929
Discount notes, par	19,540	18,257
Total consolidated obligations, par	$139,133	$178,186

At December 31, 2010 and 2009, 86% and 85% of the fixed rate bonds were swapped to an adjustable rate, and 96% and 80% of the variable rate bonds were swapped to a different variable rate index. At December 31, 2010 and 2009, 63% and 67% of the fixed rate discount notes were swapped to an adjustable rate.

Note 13 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. REFCORP has been designated as the calculation agent for REFCORP and AHP assessments, which are calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 14 – Resolution Funding Corporation Assessments. If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

pro ration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2010, 2009, or 2008. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2010, 2009, or 2008.

The Bank set aside $46, $58, and $53 during 2010, 2009, and 2008, respectively, for the AHP. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2010	2009	2008
Balance, beginning of the year	$186	$180	$175
AHP assessments	46	58	53
AHP grant payments	(58)	(52)	(48)
Balance, end of the year	$174	$186	$180

All subsidies were distributed in the form of direct grants in 2010, 2009, and 2008. The Bank had $5 and $5 in outstanding AHP advances at December 31, 2010 and 2009, respectively.

Note 14 — Resolution Funding Corporation Assessments

The FHLBanks are required to make payments to REFCORP. REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the RTC, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank is required to pay 20% of income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13 – Affordable Housing Program. REFCORP has been designated as the calculation agent for REFCORP and AHP assessments. Each FHLBank provides its net income before REFCORP and AHP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to record an expense for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 annual annuity (or a scheduled payment of $75 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all 12 FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank's obligation to REFCORP would be calculated based on the Bank's year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. The Bank would be entitled to a refund or credit toward future payments of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year. The Finance Agency is required to extend the term of the FHLBanks' obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment for all 12 FHLBanks falls short of $75.

The FHLBanks' aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011. Depending on the future earnings of all 12 FHLBanks, the term could be shortened even further. The FHLBanks' aggregate payments through 2010 have satisfied $65 of the $75 scheduled payment due on October 15, 2011, and have completely

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

satisfied all scheduled payments thereafter. This date assumes that the FHLBanks will satisfy the required payments after December 31, 2010, until the annuity is satisfied.

The scheduled payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 in a quarter.

In addition to the FHLBanks' responsibility to fund REFCORP, the FHLBank presidents are appointed to serve on a rotating basis as two of the three directors on the REFCORP Directorate.

The Bank's total REFCORP assessments equaled $100 in 2010, $128 in 2009, and $115 in 2008.

Changes in the Bank's REFCORP (asset)/liability were as follows:

	2010	2009	2008
Balance, beginning of the year	$25	$(51)	$58
REFCORP assessments	100	128	115
REFCORP payments	(88)	(52)	(224)
Balance, end of the year	$37	$25	$(51)

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank. The FHLBanks' REFCORP obligations are expected to be fully satisfied during 2011. The intent of the Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank is currently required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds. The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

For additional information on the Agreement and its impact on the REFCORP obligation, see Note 23 – Subsequent Events.

Note 15 — Capital

Capital Requirements. The Bank issues only one class of stock, Class B stock, with a par value of one hundred dollars per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. However, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five years have expired. (See “Excess and Surplus Capital Stock” below for a discussion of the Bank's surplus capital stock repurchase policy and repurchase of excess stock.) The stock may be issued, redeemed, and repurchased only at its stated par value. The Bank may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

Under the Housing Act, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock.

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

As of December 31, 2010 and 2009, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at December 31, 2010 and 2009.

	2010		2009
	Required	Actual	Required	Actual
Risk-based capital	$4,209	$13,640	$6,207	$14,657
Total regulatory capital	$6,097	$13,640	$7,714	$14,657
Total regulatory capital ratio	4.00%	8.95%	4.00%	7.60%
Leverage capital	$7,621	$20,460	$9,643	$21,984
Leverage ratio	5.00%	13.42%	5.00%	11.40%

In general, the Bank's capital plan requires each member to own stock in an amount equal to the greater of its membership stock requirement or its activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Any changes to the capital plan must be approved by the Bank's Board of Directors and the Finance Agency.

A member's membership stock requirement is 1.0% of its membership asset value. The membership stock requirement for a member is capped at $25. The Bank may adjust the membership stock requirement for all members within a range of 0.5% to 1.5% of a member's membership asset value and may adjust the cap for all members within an authorized range of $10 to $50. A member's membership asset value is determined by multiplying the amount of the member's membership assets by the applicable membership asset factors. Membership assets are those assets (other than Bank capital stock) of a type that could qualify as collateral to secure a member's indebtedness to the Bank under applicable law, whether or not the assets are pledged to the Bank or accepted by the Bank as eligible collateral. The membership asset factors were initially based on the typical borrowing capacity percentages generally assigned by the Bank to the same types of assets when pledged to the Bank (although the factors may differ from the actual borrowing capacities, if any, assigned to particular assets pledged by a specific member at any point in time).

A member's activity-based stock requirement is the sum of 4.7% of the member's outstanding advances plus 5.0% of any portion of any mortgage loan sold by the member and owned by the Bank. The Bank may adjust the activity-based stock requirement for all members within a range of 4.4% to 5.0% of the member's outstanding advances and a range of 5.0% to 5.7% of any portion of any mortgage loan sold by the member and owned by the Bank.

At the Bank's discretion, capital stock that is greater than a member's minimum requirement may be repurchased or transferred to other Bank members at par value. Stock required to meet a withdrawing member's membership stock requirement may only be redeemed at the end of the five-year redemption period.

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

Mandatorily Redeemable Capital Stock. The Bank reclassifies the stock subject to redemption from capital to a liability after a member provides the Bank with a written notice of redemption; gives notice of intention to withdraw from membership; or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership; or after a receiver or other liquidating agent for a member transfers the member's Bank capital stock to a nonmember entity, resulting in the member's shares then meeting the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statements of Cash Flows once settled.

The Bank has a cooperative ownership structure under which current member financial institutions own most of the Bank's capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank's capital requirements. Capital stock cannot be purchased or sold except between the Bank and its members (or their successors) at the stock's par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase stock that is required to meet the minimum member retention requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal. The Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding, and then only if certain statutory and regulatory conditions are met. In accordance with the Bank's current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

The Bank had mandatorily redeemable capital stock totaling $3,749 outstanding to 50 institutions at December 31, 2010, $4,843 outstanding to 42 institutions at December 31, 2009, and $3,747 outstanding to 30 institutions at December 31, 2008. The change in mandatorily redeemable capital stock for the years ended December 31, 2010, 2009, and 2008 was as follows:

	2010	2009	2008
Balance at the beginning of the year	$4,843	$3,747	$229
Reclassified from/(to) capital during the year:
Merger with or acquisition by nonmember institution(1)	4	1,568	3
Withdrawal from membership	—	—	4
Termination of membership(1)	308	162	3,894
Acquired by/transferred to members(1)(2)(3)	(900)	(618)	—
Redemption of mandatorily redeemable capital stock	(3)	(16)	—
Repurchase of excess mandatorily redeemable capital stock	(503)	—	(397)
Dividends accrued on mandatorily redeemable capital stock	—	—	14
Balance at the end of the year	$3,749	$4,843	$3,747

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

Cash dividends on mandatorily redeemable capital stock in the amount of $16, $7, and $14 were recorded as interest expense in 2010, 2009, and 2008, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at December 31, 2010 and 2009.

Contractual Redemption Period	2010	2009
Within 1 year	$58	$3
After 1 year through 2 years	58	63
After 2 years through 3 years	1,797	91
After 3 years through 4 years	1,538	2,955
After 4 years through 5 years	298	1,731
Total	$3,749	$4,843

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to fifty cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member's capital stock because following the redemption the member would fail to meet its minimum stock requirement), the member is charged a fee equal to one dollar multiplied by the number of shares of capital stock affected. In certain cases the Board of Directors may waive a cancellation fee for bona fide business purposes.

The Bank's stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank's obligation or ability to redeem outstanding stock, which include the following:

•
In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All holdings of the Bank's stock immediately become nonredeemable if the Bank fails to meet its minimum capital requirements.

•
The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Agency determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital.

•
In addition to being able to prohibit stock redemptions, the Bank's Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•
If, during the period between receipt of a stock redemption notice from a member and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after payment in full to the Bank's creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder's share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank's shareholders, subject to any terms and conditions imposed by the Finance Agency.

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

Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory capital requirements.

Based on Finance Agency interpretation, the classification of certain shares of the Bank's capital stock as mandatorily redeemable does not affect the definition of total capital for purposes of: determining the Bank's compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure to other GSEs (limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

Retained Earnings and Dividend Policy. By Finance Agency regulation, dividends may be paid only out of current net earnings or previously retained earnings. As required by the Finance Agency, the Bank has a formal retained earnings policy that is reviewed at least annually by the Bank's Board of Directors. The Board of Directors may amend the Retained Earnings and Dividend Policy from time to time. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period. The Bank may be restricted from paying dividends if the Bank is not in compliance with any of its minimum capital requirements or if payment would cause the Bank to fail to meet any of its minimum capital requirements. In addition, the Bank may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full or is not expected to be paid in full by any FHLBank, or, under certain circumstances, if the Bank fails to satisfy certain liquidity requirements under applicable Finance Agency regulations.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments).

In general, the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank's ability to pay dividends, the reversal of the cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank's other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

Retained earnings restricted in accordance with these provisions totaled $148 at December 31, 2010, and $181 at December 31, 2009. In accordance with this provision, the amount decreased by $33 in 2010 as a result of net unrealized losses resulting from valuation adjustments during this period.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,461 at December 31, 2010, and $1,058 at December 31, 2009.

On January 29, 2010, the Board of Directors adopted technical revisions to the Retained Earnings and Dividend Policy that did not have any impact on the Bank's methodology for calculating restricted retained earnings or the dividend. On December 1, 2010, the Board of Directors updated and refined certain components of the methodology for calculating the targeted buildup; these revisions did not change the targeted amount of $1,800.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $45 at an annualized rate of 0.34% in 2010 and $29 at an annualized rate of 0.21% in 2009.

On February 22, 2011, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2010 at an annualized dividend rate of 0.29%. The Bank recorded the fourth quarter dividend on February 22, 2011, the day it

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

was declared by the Board of Directors. The Bank expects to pay the fourth quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about March 24, 2011.

The Bank will pay the fourth quarter 2010 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a member's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of December 31, 2010, the Bank's excess capital stock totaled $6,682, or 4.38% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into an Agreement intended to enhance the capital position of each FHLBank. The FHLBanks' REFCORP obligations are expected to be fully satisfied during 2011. The intent of the Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank is currently required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds. The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

For additional information on the Agreement and its impact on dividends and retained earnings, see Note 23 – Subsequent Events.

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

A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the five-year redemption period has expired. The decision to repurchase excess stock prior to the expiration of the redemption period is at the Bank's discretion. Stock required to meet a withdrawing member's membership stock requirement may only be redeemed at the end of the five-year redemption period subject to statutory and regulatory limits and other conditions.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created by declining advances balances in 2010. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1,444 in excess capital stock

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

during 2010.

During 2010 and 2009, the five-year redemption period for $3 and $16, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On February 22, 2011, the Bank announced that it plans to repurchase up to $478 in excess capital stock on March 25, 2011. This repurchase, combined with the scheduled redemption of $22 in mandatorily redeemable capital stock during the first quarter of 2011, will reduce the Bank's excess capital stock by up to $500. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6,682 as of December 31, 2010, which included surplus capital stock of $6,084.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2010 and 2009.

	2010		2009
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.	$3,445	29%	$3,877	29%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,099	9	2,695	20
JPMorgan Chase Bank, National Association(1)	1,566	13	300	2
Subtotal JPMorgan Chase & Co.	2,665	22	2,995	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(1)	1,435	12	1,615	12
Wells Fargo Financial National Bank	5	—	5	—
Subtotal Wells Fargo & Company	1,440	12	1,620	12
Total capital stock ownership over 10%	7,550	63	8,492	63
Others	4,481	37	4,926	37
Total	$12,031	100%	$13,418	100%

(1)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Note 16 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans

Cash Balance Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan covers all employees who have completed six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee's annual pay, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a trust established by the Bank.

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

•
Supplemental Executive Retirement Plan (SERP), a non-qualified retirement benefit plan available to the Bank's executive management, which provides a service-linked supplemental cash balance contribution to SERP participants that is in addition to the contributions made to the qualified Cash Balance Plan; and

•
Defined benefit portion of the Deferred Compensation Plan, a non-qualified retirement plan available to all Bank officers and directors, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. See below for further discussion on the Deferred Compensation Plan.

Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees hired before January 1, 2003. The Bank's costs are capped at 1998 health care and premium amounts. As a result, changes in health care cost trend rates will have no effect on the Bank's accumulated postretirement benefit obligation or service and interest costs.

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2010 and 2009.

	2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the year	$22	$12	$2	$18	$9	$2
Service cost	2	1	—	2	1	—
Interest cost	1	—	—	1	1	—
Actuarial gain	2	—	—	2	1	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the year	$26	$13	$2	$22	$12	$2
Change in plan assets
Fair value of plan assets, beginning of the year	$18	$—	$—	$12	$—	$—
Actual return on plan assets	2	—	—	3	—	—
Employer contributions	4	—	—	4	—	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the year	$23	$—	$—	$18	$—	$—
Funded status at the end of the year	$(3)	$(13)	$(2)	$(4)	$(12)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2010 and 2009, consist of:

	2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(3)	(13)	(2)	(4)	(12)	(2)
Net amount recognized	$(3)	$(13)	$(2)	$(4)	$(12)	$(2)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Amounts recognized in AOCI at December 31, 2010 and 2009, consist of:

	2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$7	$1	$(1)	$6	$1	$(1)
Transition obligation	—	—	1	—	—	1
AOCI	$7	$1	$—	$6	$1	$—

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2010 and 2009.

	2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$26	$13	$2	$22	$12	$2
Accumulated benefit obligation	24	12	2	19	10	2
Fair value of plan assets	23	—	—	18	—	—

Components of the net periodic benefit costs/(income) and other amounts recognized in other comprehensive income for the years ended December 31, 2010, 2009, and 2008, were as follows:

	2010			2009				2008
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$2	$1	$—	$2	$1	$—
Interest cost	1	—	—	1	1	—	1	—	—
Expected return on assets	(1)	—	—	(1)	—	—	(1)	—	—
Net periodic benefit cost	2	1	—	2	2	—	2	1	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	1	—	—	—	1	—	5	—	—
Total recognized in other comprehensive income	1	—	—	—	1	—	5	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$3	$1	$—	$2	$3	$—	$7	$1	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2011 are immaterial.

Weighted-average assumptions used to determine the benefit obligations at December 31, 2010 and 2009, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	5.00%	5.00%	5.50%	5.75%	5.75%	5.86%
Rate of compensation increase	4.00	4.00	—	5.00	5.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2010, 2009, and 2008, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2010			2009			2008
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	5.75%	5.75%	5.85%	6.50%	6.50%	6.20%	6.25%	6.25%	6.25%
Rate of compensation increase	5.00	5.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate reflects the rates available at the measurement date on long-term, high-quality fixed income debt instruments and was determined based on the Citigroup Pension Discount Curve. The Bank has determined that the timing and amount of projected cash outflows in the Citigroup Pension Discount Curve are consistent with the timing and amount of expected benefit payments by comparing the duration of projected plan liabilities to the duration of the bonds in the Citigroup Pension Discount Curve. This comparison showed that the duration of the projected plan liabilities is approximately the same, or slightly longer, than the duration of the bonds in the Citigroup Pension Discount Curve. The discount rate is reset annually on the measurement date.

The expected return on plan assets was determined based on: (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan's target asset allocation.

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2010 and 2009, by asset category. See Note 19 – Fair Values for further information regarding the three levels of fair value measurement.

	2010				2009
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Collective investment trust	—	—	—	—	2	—	—	2
Equity mutual funds	14	—	—	14	10	—	—	10
Fixed income mutual funds	7	—	—	7	4	—	—	4
Real estate mutual funds	—	—	—	—	—	—	—	—
Other mutual funds	1	—	—	1	1	—	—	1
Total	$23	$—	$—	$23	$18	$—	$—	$18

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

large-, mid-, and small-capitalization equity; international equity investments; and fixed income investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix range of 50-70% equity and 30-50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a quarterly basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2010 and 2009, by asset category was as follows:

Asset Category	2010	2009
Cash and cash equivalents	4%	7%
Collective investment trust	—	10
Equity mutual funds	59	57
Fixed income mutual funds	33	22
Real estate mutual funds	2	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $4 in 2010 and expects to contribute $3 in 2011 to the Cash Balance Plan. Immaterial contribution amounts were made to the non-qualified defined benefit plans and postretirement health plan in 2010. The Bank expects to contribute an immaterial amount to the non-qualified defined benefit plans and postretirement health plan in 2011.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
2011	$2	$—	$—
2012	3	5	—
2013	2	—	—
2014	2	1	—
2015	3	1	—
2016 – 2020	12	7	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings Plan. Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's compensation and a Bank matching contribution of up to 6% of each participant's compensation. The Bank contributed approximately $2, $2, and $1 during the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all officers and directors. The plan is comprised of three components: (i) officer or director deferral of current compensation, (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred; and (iii) make-up pension benefits for officers that would have been earned under the Cash Balance Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Cash Balance Plan and the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank's obligation for this plan at December 31, 2010, 2009, and 2008, was

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$24, $25, and $26, respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including executive officers. Other liabilities include $11 and $11 for incentive compensation at December 31, 2010 and 2009, respectively.

Note 17 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activities in this segment and the cost of funding those activities, including cash flows from associated interest rate exchange agreements.

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

The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2010, 2009, and 2008.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Deferred Gains/(Losses)(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
2010	$494	$564	$1,058	$(91)	$(161)	$16	$1,294	$(604)	$145	$545
2009	700	543	1,243	(93)	(452)	7	1,781	(948)	132	701
2008	862	471	1,333	8	(120)	14	1,431	(690)	112	629

(1)    Does not include credit-related OTTI charges of $331, $608, and $20 for the years ended December 31, 2010, 2009, and 2008, respectively.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents total assets by operating segment at December 31, 2010, 2009, and 2008.

	Advances- Related Business	Mortgage- Related Business	Total Assets
2010	$128,424	$23,999	$152,423
2009	161,406	31,456	192,862
2008	278,221	43,023	321,244

Note 18 — Derivatives and Hedging Activities

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

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most interest rate exchange agreements is indexed to LIBOR.

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

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $960 at December 31, 2010, and $616 at December 31, 2009. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2010 and 2009, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

Advances – The Bank offers a wide array of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

Mortgage Loans – The Bank's investment portfolio includes fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate risk and prepayment risk associated with fixed rate mortgage loans through a combination of debt issuance and derivatives. The Bank uses both callable and non-callable debt to achieve cash flow patterns and market value sensitivities for liabilities similar to those expected on the mortgage loans. Net income could be reduced if the Bank replaces prepaid mortgages with lower-yielding assets and the Bank's higher funding costs are not reduced accordingly.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2010, 2009, or 2008.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $190,410 and $235,014 at December 31, 2010 and 2009, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

Maximum credit risk is defined as the estimated cost of replacing all interest rate exchange agreements the Bank has transacted with counterparties where the Bank is in a net favorable position (has a net unrealized gain) if the counterparties all defaulted and the related collateral proved to be of no value to the Bank. At December 31, 2010, the Bank's maximum credit risk, as defined above, was estimated at $1,525, including $253 of net accrued interest and fees receivable. At December 31, 2009, the Bank's maximum credit risk was estimated at $1,827, including $399 of net accrued interest and fees receivable. Accrued interest and fees receivable and payable and the legal right to offset assets and liabilities by counterparty (under which amounts recognized for individual transactions may be offset against amounts recognized for other derivatives transactions with the same counterparty) are considered in determining the maximum credit risk. The Bank held cash, investment grade securities, and mortgage loans valued at $1,504 and $1,791 as collateral from counterparties as of December 31, 2010 and 2009, respectively. This collateral has not been sold or repledged. A significant number of the Bank's interest rate exchange agreements are transacted with financial institutions such as major banks and highly rated derivatives dealers. Some of these financial institutions or their broker-dealer affiliates buy, sell, and distribute consolidated obligations. Assets pledged as collateral by the Bank to these counterparties are more fully discussed in Note 20 – Commitments and Contingencies.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank's derivatives agreements, if the Bank's debt rating falls below A, the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position at December 31, 2010, was $146, for which the Bank had posted collateral of $86 in the normal course of business. If the credit rating of the Bank's debt had been lowered to AAA/Aa, then the Bank would have been required to deliver up to an additional $38 of collateral (at fair value) to its derivatives counterparties at December 31, 2010. At December 31, 2010, the Bank's credit ratings continued to be AAA/Aaa.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of December 31, 2010 and 2009. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010			2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$84,131	$1,816	$429	$104,211	$2,476	$699
Total	84,131	1,816	429	104,211	2,476	699
Derivatives not designated as hedging instruments:
Interest rate swaps	104,193	518	535	129,108	684	756
Interest rate caps, floors, corridors, and/or collars	2,086	17	24	1,695	16	22
Total	106,279	535	559	130,803	700	778
Total derivatives before netting and collateral adjustments	$190,410	2,351	988	$235,014	3,176	1,477
Netting adjustments by counterparty		(826)	(826)		(1,349)	(1,349)
Cash collateral and related accrued interest		(807)	1		(1,375)	77
Total collateral and netting adjustments(1)		(1,633)	(825)		(2,724)	(1,272)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$718	$163		$452	$205

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net (loss)/gain on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$1	$24	$10
Total net gain related to fair value hedge ineffectiveness	1	24	10
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(8)	538	(863)
Interest rate swaptions	—	—	(21)
Interest rate caps, floors, corridors, and/or collars	—	12	(14)
Net interest settlements	(161)	(452)	(120)
Total net (loss)/gain related to derivatives not designated as hedging instruments	(169)	98	(1,018)
Net (loss)/gain on derivatives and hedging activities	$(168)	$122	$(1,008)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the years ended December 31, 2010, 2009, and 2008.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2010:
Advances	$159	$(160)	$(1)	$(547)
Consolidated obligation bonds	(480)	482	2	1,733
Total	$(321)	$322	$1	$1,186
Year ended December 31, 2009:
Advances	$641	$(677)	$(36)	$(966)
Consolidated obligation bonds	(1,649)	1,709	60	2,099
Total	$(1,008)	$1,032	$24	$1,133
Year ended December 31, 2008:
Advances	$(1,016)	$1,064	$48	$(388)
Consolidated obligation bonds	2,528	(2,566)	(38)	1,541
Total	$1,512	$(1,502)	$10	$1,153

(1)    The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the years ended December 31, 2010 and 2009, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2010, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 19 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following table presents the carrying value and fair value of the Bank's financial instruments at December 31, 2010 and 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$755	$755	$8,280	$8,280
Federal funds sold	16,312	16,312	8,164	8,164
Trading securities	2,519	2,519	31	31
Available-for-sale securities	1,927	1,927	1,931	1,931
Held-to-maturity securities	31,824	32,214	36,880	35,682
Advances (includes $10,490 and $21,616 at fair value under the fair value option, respectively)	95,599	95,830	133,559	133,778
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,381	2,511	3,037	3,117
Accrued interest receivable	228	228	355	355
Derivative assets(1)	718	718	452	452
Liabilities
Deposits	134	134	224	224
Consolidated obligations:
Bonds (includes $20,872 and $37,022 at fair value under the fair value option, respectively)	121,120	121,338	162,053	162,220
Discount notes	19,527	19,528	18,246	18,254
Mandatorily redeemable capital stock	3,749	3,749	4,843	4,843
Accrued interest payable	467	467	754	754
Derivative liabilities(1)	163	163	205	205
Other
Standby letters of credit	26	26	27	27
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

Investment Securities – Commercial Paper and Interest-Bearing Deposits – The estimated fair values of these investments are determined by calculating the present value of expected cash flows, excluding accrued interest, using market-observable inputs as of the last business day of the period or using industry standard analytical models and certain actual and estimated market information. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

Investment Securities – FFCB, TLGP, and Housing Finance Agency Bonds and MBS – During 2009, in an effort to achieve consistency among all the FHLBanks in applying a fair value methodology to their MBS investments, the FHLBanks formed the MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that all FHLBanks could adopt. Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for these securities from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

groupings, and/or matrix pricing. The Bank establishes a price for each security using a formula that is based on the number of prices received. If four prices are received, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness based on differences among pricing vendors using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that the Bank believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to a price challenge of pricing vendors, a comparison to the prices for similar securities and/or to non-binding dealer estimates, or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the vendor prices for each security, as defined by the tolerance thresholds, supports the Bank's conclusion that the final assigned prices are reasonable estimates of fair value. Securities classified as trading are recorded at fair value on a recurring basis.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of December 31, 2010, the spread adjustment to the CO Curve ranged from 3 to 21 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

discounted cash flow models that use primarily market-observable inputs, such as the LIBOR swap yield curve, option volatilities adjusted for counterparty credit risk, as necessary, and prepayment assumptions.

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank's net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to the lesser of: (i) a percentage of the counterparty's capital or (ii) an absolute dollar credit exposure limit, both according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was immaterial at December 31, 2010 and 2009. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

liabilities.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2010:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs:
FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP	—	128	—	—	128
MBS:
Other U.S. obligations:
Ginnie Mae	—	20	—	—	20
GSEs:
Fannie Mae	—	5	—		5
Total trading securities	—	2,519	—	—	2,519
Available-for-sale securities (TLGP)	—	1,927	—	—	1,927
Advances(2)	—	11,297	—	—	11,297
Derivative assets (interest-rate related)	—	2,351	—	(1,633)	718
Total assets	$—	$18,094	$—	$(1,633)	$16,461
Liabilities:
Consolidated obligation bonds(3)	$—	$21,384	$—	$—	$21,384
Derivative liabilities (interest-rate related)	—	988	—	(825)	163
Total liabilities	$—	$22,372	$—	$(825)	$21,547

December 31, 2009
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
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

(2)
Includes $10,490 and $21,616 of advances recorded under the fair value option at December 31, 2010 and 2009, respectively, and $807 and $1,336 of advances recorded at fair value in accordance with the accounting for derivative instruments and hedging activities at December 31, 2010 and 2009, respectively.

(3)
Includes $20,872 and $37,022 of consolidated obligation bonds recorded under the fair value option at December 31, 2010 and 2009, respectively, and $512 and $1,151 of consolidated obligation bonds recorded at fair value in accordance with the accounting for derivatives instruments and hedging activities at December 31, 2010 and 2009, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2010 and 2009, the Bank measured certain of its held-to-maturity investment securities and REO at fair value on a nonrecurring basis. The following tables present these assets as of December 31, 2010 and 2009, for which a nonrecurring change in fair value was recorded at December 31, 2010 and 2009, by level within the fair value hierarchy.

December 31, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$547
REO	—	—	2

December 31, 2009
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$1,880
REO	—	—	2

Based on the current lack of significant market activity for PLRMBS and REO, the non-recurring fair value measurements for these assets as of December 31, 2010 and 2009, fell within Level 3 of the fair value hierarchy.

Fair Value Option. The fair value option provides an entity an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated bonds at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized in other non-interest income or other non-interest expense.

The Bank elected the fair value option for certain financial instruments on January 1, 2008, as follows:

•	Adjustable rate credit advances with embedded options

•	Callable fixed rate credit advances

•	Putable fixed rate credit advances

•	Putable fixed rate credit advances with embedded options

•	Fixed rate credit advances with partial prepayment symmetry

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option for the years ended December 31, 2010 and 2009:

	2010		2009		2008
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the year	$21,616	$37,022	$38,573	$30,286	$15,985	$1,247
New transactions elected for fair value option	3,594	24,894	511	33,575	27,698	30,903
Maturities and terminations	(14,505)	(40,987)	(16,823)	(26,736)	(6,090)	(1,903)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	(164)	(51)	(572)	(101)	914	24
Change in accrued interest	(51)	(6)	(73)	(2)	66	15
Balance, end of the year	$10,490	$20,872	$21,616	$37,022	$38,573	$30,286

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for 2010 and 2009 was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the years ended December 31, 2010, 2009, and 2008:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2010:
Advances	$468	$—	$(164)	$304
Consolidated obligation bonds	—	(165)	51	(114)
Total	$468	$(165)	$(113)	$190
Year ended December 31, 2009:
Advances	$1,084	$—	$(572)	$512
Consolidated obligation bonds	—	(188)	101	(87)
Total	$1,084	$(188)	$(471)	$425
Year ended December 31, 2008:
Advances	$1,003	$—	$914	$1,917
Consolidated obligation bonds	—	(452)	(24)	(476)
Total	$1,003	$(452)	$890	$1,441

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at December 31, 2010 and 2009:

	At December 31, 2010			At December 31, 2009
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$10,163	$10,490	$327	$21,000	$21,616	$616
Consolidated obligation bonds	20,982	20,872	(110)	37,075	37,022	(53)

(1)    At December 31, 2010 and 2009, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the 12 FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2010, and through the filing date of this report, does not believe that is probable that it will be asked to do so.

The Bank determined it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $796,374 at December 31, 2010, and $930,617 at December 31, 2009. The par value of the Bank's participation in consolidated obligations was $139,133 at December 31, 2010,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and $178,186 at December 31, 2009.

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

In addition, the regulation requires that an FHLBank must provide written notice to the Finance Agency if at any time the FHLBank is unable to provide the quarterly certification; projects that it will be unable to fully meet all of its current obligations, including direct obligations, on a timely basis during the quarter; or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations. If an FHLBank gives any one of these notices (other than in a case of a temporary interruption in the FHLBank's debt servicing operations resulting from an external event such as a natural disaster or a power failure), it must promptly file a consolidated obligations payment plan for Finance Agency approval specifying the measures the FHLBank will undertake to make full and timely payments of all of its current obligations.

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

The regulation also provides that the Finance Agency may allocate the outstanding liability of an FHLBank for consolidated obligations among the other FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

Off-balance sheet commitments as of December 31, 2010 and 2009, were as follows:

	2010			2009
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,554	$4,481	$6,035	$1,138	$4,131	$5,269
Commitments to fund additional advances	304	—	304	32	—	32
Unsettled consolidated obligation bonds, par(1)	205	—	205	1,090	—	1,090
Interest rate exchange agreements, traded but not yet settled	95	—	95	1,110	—	1,110

(1)    At December 31, 2010 and 2009, $95 and $1,000 were hedged with associated interest rate swaps, respectively.

Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of December 31, 2010 and 2009. The estimated fair value of advance commitments was immaterial to the balance sheet as of December 31, 2010 and 2009.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary's drawing under a letter of credit, the amount is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

range from 42 days to 10 years, including a final expiration in 2020.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $26 at December 31, 2010, and $27 at December 31, 2009. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of December 31, 2010 and 2009.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's, Moody's, and/or Fitch, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of December 31, 2010, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2009, the Bank had pledged as collateral securities with a carrying value of $40, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $5, $4, and $4 for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum rentals at December 31, 2010, were as follows:

Year	Future Minimum Rentals
2011	$4
2012	4
2013	3
2014	3
2015	3
Thereafter	12
Total	$29

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank's financial condition or results of operations.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the its financial condition or results of operations.

Other commitments and contingencies are discussed in Note 1 – Summary of Significant Accounting Policies, Note 8 – Advances, Note 9 – Mortgage Loans Held for Portfolio, Note 12 – Consolidated Obligations, Note 13 – Affordable Housing Program, Note 14 – Resolution Funding Corporation Assessments, Note 15 – Capital, Note 16 – Employee Retirement Plans and Incentive Compensation Plans, and Note 18 –Derivatives and Hedging Activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 21 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members. The Bank has a cooperative ownership structure under which current member institutions own most of the outstanding capital stock of the Bank. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the five-year redemption period for capital stock, in accordance with the Bank's capital requirements (see Note 15 – Capital for further information).

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

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper, and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit and the Bank's advance price levels. As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. These transactions are executed at market rates.

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The table includes securities transactions where certain members, nonmembers and their affiliates (as described above) are the issuers or obligors of the securities, but does not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. Securities purchased, sold or issued through, or otherwise underwritten by, the affiliates of certain members and nonmembers are in the ordinary course of the Bank's business and are market rate transactions.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2010	December 31, 2009
Assets:
Investments(1)	$2,568	$2,638
Advances	57,567	87,701
Mortgage loans held for portfolio	1,888	2,391
Accrued interest receivable	80	150
Derivative assets	762	956
Total	$62,865	$93,836
Liabilities:
Deposits	$760	$993
Mandatorily redeemable capital stock	3,001	4,311
Derivative liabilities	4	—
Total	$3,765	$5,304
Notional amount of derivatives	$49,695	$55,152
Standby letters of credit	3,764	3,885

(1)    Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	For the Years Ended December 31,
	2010	2009	2008
Interest Income:
Investments(1)	$88	$144	$149
Advances(2)	485	1,891	5,672
Mortgage loans held for portfolio	108	130	149
Total	$681	$2,165	$5,970
Interest Expense:
Deposits	$1	$—	$3
Mandatorily redeemable capital stock	14	6	2
Consolidated obligations(3)	(636)	(670)	(83)
Total	$(621)	$(664)	$(78)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(167)	$(436)	$609
Other income	4	4	3
Total	$(163)	$(432)	$612

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

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Professional and contract services	$32	$32	$26
Travel	2	2	2
Occupancy	5	5	4
Equipment	9	8	6
Other	4	4	4
Total	$52	$51	$42

Note 23 — Subsequent Events

The Bank evaluated events subsequent to December 31, 2010, until the time of the Form 10-K filing with the Securities and Exchange Commission, and no material subsequent events were identified, other than those discussed below.

On February 22, 2011, the Bank announced that it plans to repurchase up to $478 in excess capital stock on March 25, 2011. This repurchase, combined with the scheduled redemption of $22 in mandatorily redeemable capital stock during the first quarter of 2011, will reduce the Bank's excess capital stock by up to $500. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

On February 22, 2011, the Bank's Board of Directors declared a cash dividend for the fourth quarter of 2010 at an annualized dividend rate of 0.29%. The Bank recorded the fourth quarter dividend on February 22, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the fourth quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about March 24, 2011. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules.

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement).

The Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to the REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account to be established by each FHLBank.

Under the Agreement, each FHLBank will be required to build its separate restricted retained earnings account to an amount equal to 1% of its total consolidated obligations, based on the most recent quarter's average carrying value of all consolidated obligations for which the FHLBank is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).

The Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the Agreement. Under the Agreement, if the FHLBanks' REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the Agreement, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income for other quarters during the same calendar year so that the minimum required year-to-date or annual allocation to its separate restricted retained earnings account is attained. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its separate restricted retained earnings account compared to the balance at the beginning of that calendar year, the FHLBank's quarterly allocation requirement will thereafter increase to 50% of quarterly net income until the cumulative difference between the allocations made at the 50% rate and the allocations that would have been made at the regular 20% rate is equal to the amount of the decrease below the balance of its separate restricted retained earnings account at the beginning of that calendar year. Any year-to-date or annual losses beyond losses that decrease the separate restricted retained earnings account to its balance as of the beginning of the calendar year will first reduce retained earnings that are not restricted retained earnings to a zero balance, and then may reduce the balance of the FHLBank's separate restricted retained earnings account, but not below a zero balance.

The Agreement provides that if an FHLBank's separate restricted retained earnings account exceeds 1.5% of its Total Consolidated Obligations, the FHLBank may transfer amounts from its separate restricted retained earnings account to another retained earnings account, but only to the extent that the balance of its separate restricted retained earnings account remains at least equal to 1.5% of the FHLBank's Total Consolidated Obligations immediately following the transfer.

The Agreement provides that during the Dividend Restriction Period (as that term is defined by the Agreement), an FHLBank may pay dividends only from retained earnings that are not restricted retained earnings or the portion of quarterly net income that exceeds the amount required to be allocated to the separate restricted retained earnings account. The Agreement expressly provides that it will not affect the rights of an FHLBank's Class B stock holders in the retained earnings of an FHLBank, including those held in the separate restricted retained earnings account of the FHLBank.

Consistent with applicable law, the Agreement further provides that during the Dividend Restriction Period (as that term is defined by the Agreement), an FHLBank will redeem or repurchase capital stock only at par value, and will not engage in a redemption or repurchase if, following the transaction, the FHLBank's regulatory total capital would fall below its aggregate paid-in amount of capital stock.

The Agreement will terminate: by an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks; or automatically, if a change in the Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the Agreement, or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its separate restricted retained earnings account.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2010 and 2009, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Interest income	$482	$560	$644	$662
Interest expense	212	254	281	305
Net interest income	270	306	363	357
Provision for credit losses on mortgage loans	—	—	2	—
Other income/(loss)	(38)	(86)	(285)	(195)
Other expense	41	33	35	36
Assessments	51	50	12	33
Net income	$140	$137	$29	$93
Dividends declared per share	$0.10	$0.11	$0.06	$0.07
Annualized dividend rate	0.39%	0.44%	0.26%	0.27%

	Three Months Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Interest income	$777	$950	$1,184	$1,550
Interest expense	371	492	700	1,116
Net interest income	406	458	484	434
Provision for credit losses on mortgage loans	—	—	1	—
Other income/(loss)	(130)	(543)	(39)	(236)
Other expense	39	31	31	31
Assessments	63	(31)	110	44
Net income/(loss)	$174	$(85)	$303	$123
Dividends declared per share	$—	$0.21	$—	$—
Annualized dividend rate	—%	0.84%	—%	—%

Investment Securities

Supplementary financial data on the Bank's investment securities as of December 31, 2010, 2009, and 2008, are included in the tables below.

(In millions)	2010	2009	2008
Trading securities:
U.S. government corporations and GSEs:
Federal Farm Credit Banks bonds	$2,366	$—	$—
Other bonds, notes, and debentures:
TLGP	128	—	—
MBS:
Other U.S. obligations:
Ginnie Mae	20	23	25
GSEs:
Fannie Mae	5	8	10
Total trading securities	2,519	31	35

Available-for-sale securities:
Other bonds, notes, and debentures:
TLGP	1,927	1,931	—
Total available-for-sale securities	1,927	1,931	—

Held-to-maturity securities:
Interest-bearing deposits	6,834	6,510	11,200
States and political subdivisions:
Housing finance agency bonds	743	769	802
Other bonds, notes, and debentures:
Commercial paper	2,500	1,100	150
TLGP	301	304	—
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae	33	16	19
GSEs:
Freddie Mac	2,326	3,423	4,408
Fannie Mae	5,922	8,467	10,083
PLRMBS	13,165	16,291	24,543
Total held-to-maturity securities	31,824	36,880	51,205

Federal funds sold	16,312	8,164	9,431

Total investments	$52,582	$47,006	$60,671

As of December 31, 2010, the investment securities had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs:
Federal Farm Credit Banks bonds	$500	$1,866	$—	$—	$2,366
Other bonds, notes, and debentures:
TLGP	—	128	—	—	128
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	—	20	20
GSEs:
Fannie Mae	—	5	—	—	5
Total trading securities	500	1,999	—	20	2,519
Yield on trading securities	0.30%	0.54%	—%	3.10%	0.51%

Available-for-sale securities:
Other bonds, notes, and debentures:
TLGP	—	1,927	—	—	1,927
Total available-for-sale securities	—	1,927	—	—	1,927
Yield on available-for-sale securities	—%	0.26%	—%	—%	0.26%

Held-to-maturity securities:
Interest-bearing deposits	6,834	—	—	—	6,834
States and political subdivisions:
Housing finance agency bonds	—	7	26	710	743
Other bonds, notes, and debentures:
Commercial paper	2,500	—	—	—	2,500
TLGP	301	—	—	—	301
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations:
Ginnie Mae	—	—	5	28	33
GSEs:
Freddie Mac	—	1	14	2,311	2,326
Fannie Mae	—	—	155	5,767	5,922
PLRMBS	—	—	7	13,158	13,165
Total held-to-maturity securities	9,635	8	207	21,974	31,824
Yield on held-to-maturity securities	0.24%	0.45%	4.15%	3.57%	2.65%

Total securities	10,135	3,934	207	21,994	36,270
Yield on total securities	0.24%	0.40%	4.15%	3.57%	2.40%

Federal funds sold	16,312	—	—	—	16,312

Total investments	$26,447	$3,934	$207	$21,994	$52,582

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2010	2009	2008	2007	2006
30 - 59 days delinquent	$26	$29	$29	$19	$22
60 - 89 days delinquent	8	10	5	4	3
90 days or more delinquent	29	22	9	5	4
Total past due	63	61	43	28	29
Total current loans	2,337	2,996	3,680	4,122	4,619
Total mortgage loans	$2,400	$3,057	$3,723	$4,150	$4,648
In process of foreclosure, included above(1)	$17	$9	$4	$3	$2
Nonaccrual loans	$29	$22	$9	$5	$4
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	2.61%	1.99%	1.17%	0.68%	0.62%
Serious delinquencies(2) as a percentage of total mortgage loans outstanding	1.19%	0.70%	0.25%	0.13%	0.09%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)    Represents loans that are 90 days or more past due or in the process of foreclosure.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2010		2009	2008	2007	2006
Balance, beginning of the year	$2.0		$1.0	$0.9	$0.7	$0.7
Chargeoffs – transferred to REO	(1.1)		(0.3)	—	—	—
Provision for/(recovery of) credit losses	2.4		1.3	0.1	0.2	—
Balance, end of the year	$3.3	1	$2.0	$1.0	$0.9	$0.7
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.05)%		(0.01)%	—%	—%	—%

Geographic Concentration of Mortgage Loans(1)

	December 31, 2010	December 31, 2009
California	35.73%	35.47%
Illinois	6.98	6.80
New York	6.82	6.57
Massachusetts	4.70	5.26
New Jersey	4.42	4.38
All others(2)	41.35	41.52
Total	100.00%	100.00%

(1)    Percentages calculated based on the unpaid principal balance at the end of each period.
(2)    None of the remaining states represented more than 4% of the portfolio at December 31, 2010 and 2009.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2010, 2009, and 2008:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Outstanding at end of the year	$19,527	$18,246	$91,819	$17,111	$31,557	$23,443
Weighted average rate at end of the year	0.21%	0.35%	1.49%	0.31%	0.54%	1.96%
Daily average outstanding for the year	$17,704	$53,813	$80,658	$19,018	$30,437	$19,348
Weighted average rate for the year	0.23%	0.88%	2.81%	0.38%	0.94%	3.15%
Highest outstanding at any monthend	$25,773	$83,619	$91,819	$26,950	$33,537	$25,023

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

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Bank's principal executive and principal financial officers and effected by the Bank's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Bank;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

During the three months ended December 31, 2010, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting. For management's assessment of the Bank's internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management's Report on Internal Control Over Financial Reporting.”

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

ITEM 9B.    OTHER INFORMATION

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember “independent” directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2011, one is allocated to Arizona, four are allocated to California, and three are allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency has designated six nonmember independent director positions for 2011, two of which are public interest director positions.

Prior to the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act) on July 30, 2008, the Bank had a class of directors who were appointed by the Federal Housing Finance Board (Finance Board), known as “appointive directors.” Under the Housing Act, all “appointive” director positions are now known as nonmember independent director positions, and the method for filling these positions was changed to require that nonmember independent director positions be filled through an election of the Bank's members at-large instead of through appointment by the Bank's regulator.

The Bank holds elections each year for the director positions becoming vacant at yearend, with new terms beginning the following January 1. For member director positions, members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For nonmember independent director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank's capital plan), except that an eligible institution's votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.

Candidates for member director positions are not nominated by the Bank's Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the members eligible to participate in the election in the relevant state. Candidates for nonmember independent directors are nominated by the Board, following consultation with the Bank's Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Bank's Governance Committee performs certain functions that are similar to a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be declared elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election must be declared elected by the Bank.

Each member director must be a citizen of the United States of America and must be an officer or director of a member of the Bank that meets all minimum capital requirements established by the member's appropriate Federal bank agency or appropriate state regulator. There are no other eligibility or qualification requirements in the FHLBank Act or the regulations governing the FHLBanks for member directors. Each nonmember independent director must be a United States citizen and must maintain a principal residence in a state in the Bank's district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any Federal Home Loan Bank (FHLBank) or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. Each nonmember independent director who serves as a public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each nonmember independent director other than a public interest director must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

The term for each director position is four years (unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms), and directors are subject to a limit on the number of consecutive terms they may serve. A director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. On an annual basis, the Bank's Board performs a Board assessment that includes consideration of the directors' backgrounds, expertise, perspectives, length of service and other factors. Also on an annual basis, each director certifies to the Bank that he or she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of a nonmember independent director, the nonmember independent director completes an application form providing information to demonstrate his or her eligibility and qualifications to serve on the Board. As of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes or skills expected of the directors to serve on the Bank's Board, as described in each director's biography below.

Information regarding the current directors and executive officers of the Bank is provided below. There are no family relationships among the directors or executive officers of the Bank. The Bank's Code of Conduct for Senior Officers, which applies to the president, executive vice president, and senior vice presidents, as well as any amendments or waivers to the code, are disclosed on the Bank's website located at www.fhlbsf.com.

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 28, 2011) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1)	64	2003	2012
Scott C. Syphax, Vice Chairman(2)(10)(11)(12)	47	2002	2014
Paul R. Ackerman(3)(11)(13)	49	2009	2012
Reginald Chen(4)(11)(13)	50	2007	2011
Melinda Guzman(5)(11)(12)	47	2009	2012
W. Douglas Hile(6)(10)(11)(12)	58	2007	2014
Douglas H. (Tad) Lowrey(1)(7)(10)	58	2006	2013
John F. Luikart(2)(10)(11)(12)(13)	61	2007	2013
Kevin Murray(2)	50	2008	2011
Robert F. Nielsen(5)(11)(13)	64	2009	2012
J. Benson Porter(8)(11)(13)	45	2009	2013
John F. Robinson(1)(9)(12)	64	2011	2014
John T. Wasley(2)(10)(11)(13)	49	2007	2013

(1)    Elected by the Bank's California members.
(2)    Elected by the members at-large as a nonmember independent director.
(3)    Mr. Ackerman was selected by the Board to fill a vacant Nevada director position effective May 28, 2009.
(4)    Mr. Chen was declared elected by the Board as a Nevada director.

(5)    Ms. Guzman and Mr. Nielsen both were elected by the members at-large as nonmember independent directors effective March 27, 2009. Ms. Guzman served as an appointive director from April 19, 2007, to December 31, 2008. Mr. Nielsen served as an appointive director from April 19, 2007, to December 31, 2008.
(6)    Declared elected by the Board as an Arizona director.
(7)    Mr. Lowrey also served as a California director from January 1, 1996, to September 11, 1998, and from July 23, 1999, to December 31, 2003.
(8)    Mr. Porter was elected by the California members to serve as a California director for a four-year term beginning on January 1, 2010. Mr. Porter also served as a Nevada director in January 2007. Mr. Porter was selected by the Board to fill a vacant California director position effective December 3, 2009, for a term expiring on December 31, 2009.
(9)    Mr. Robinson also served as a California director from January 1, 2004 to September 11, 2005, and a Nevada director from January 25, 2007 to October 9, 2008.
(10)    Member of the Audit Committee in 2010.
(11)    Member of the EEO-Personnel-Compensation Committee in 2010. Former director David A. Funk served on the EEO-Personnel-Compensation Committee in 2010.
(12)    Member of the Audit Committee in 2011.
(13)    Member of the EEO-Personnel-Compensation Committee in 2011.

The Board has determined that Mr. Luikart is an “audit committee financial expert” within the meaning of the Securities and Exchange Commission (SEC) rules. The Bank is required by SEC rules to disclose whether Mr. Luikart is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, Mr. Luikart is independent. In addition, Mr. Luikart is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, Los Angeles, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board of directors from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. From 2005 through February 2008, he served as chairman of the Council of Federal Home Loan Banks. Since 2005, he has served as chairman of the Chair-Vice Chair Committee of the Federal Home Loan Bank System. He has been chairman of the Bank's Board since 2005 and was vice chairman of the Bank's Board in 2004. Mr. Chrisman's position as an officer of a Bank member; his previous positions as a director with or chairman of Bank members; his involvement in and knowledge of corporate governance, human resources, and compensation practices and his management skills, as indicated by his background; support Mr. Chrisman's qualifications to serve on the Bank's Board.

Scott C. Syphax, Vice Chairman

Scott C. Syphax has been president and chief executive officer of Nehemiah Corporation of America, a community development corporation, Sacramento, California, since 2001. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He has been vice chairman of the Bank's Board since December 2009. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank's Board.

Paul R. Ackerman

Paul R. Ackerman has been Executive Vice President and Treasurer of Wells Fargo & Company and its major bank subsidiaries, including Wells Fargo Financial National Bank, Las Vegas, Nevada, since 2005. Mr. Ackerman has more than 22 years of senior management experience in the financial services industry. Mr. Ackerman's position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, and financial management and his experience in derivatives and capital markets, as indicated by his background, support Mr. Ackerman's qualifications to serve on the Bank's Board.

Reginald Chen

Reginald Chen has been a Managing Director of Citibank, N.A., Las Vegas, Nevada since December 2009, serving as the Business Treasurer supporting Citigroup's Citi Holdings businesses, and the Legal Vehicle Treasurer for Citicorp Trust Bank, fsb, having held the latter role since October 2005. Previously, he was Vice President of Citibank, N.A., from October 2005 to November 2009, serving as the Business Treasurer supporting Citigroup's Global Retail Banking businesses from July 2008 to November 2009, the Treasurer of Citigroup's Consumer Lending Group from October 2005 to June 2008, and the Treasurer of Citigroup's Citibanking North America from May 1999 to September 2005. Mr. Chen's position as an officer of a Bank member and his involvement in and knowledge of finance, accounting, internal controls, and financial management and his experience in derivatives and capital markets, as indicated by his background, support Mr. Chen's qualifications to serve on the Bank's Board.

Melinda Guzman

Melinda Guzman has been a partner with Goldsberry, Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plant & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. From 2004 to 2005, Ms. Guzman served as a director of Pac-West Telecom, a publicly traded company. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as Chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as Chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations, support Ms. Guzman's qualifications to serve on the Bank's Board.

W. Douglas Hile

W. Douglas Hile has been community development officer of West Valley National Bank, Avondale, Arizona, since July 2009, and president and chief executive officer of KleinBank, Chaska, Minnesota, since August 2009. Prior to that, he was chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and executive vice president and group executive for banking for its holding company, Marquette Financial Companies, since October 2002. He was chairman of Meridian Bank Texas, Fort Worth, Texas, since February 2007 and a director of First California Financial Group, Century City, California, and its predecessor organizations since September 2003. Mr. Hile's current positions as the principal executive officer of a financial institution and a community development officer of a Bank member; his previous positions as principal executive officer, director, and chairman of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of community development, corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background; support Mr. Hile's qualifications to serve on the Bank's Board.

Douglas H. (Tad) Lowrey

Douglas H. (Tad) Lowrey has been president and chief executive officer of CapitalSource Bank, Los Angeles, California, since its formation in July 2008. Prior to that, he was chairman of Wedbush Bank, a de novo federally chartered savings bank, from its inception in February 2008 to July 2008, and executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. He served as an officer of Fullerton Community Bank, Fullerton, California, from August 2005 until February 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson Federal Bank, Fullerton, California, from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for several savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the

Federal Deposit Insurance Corporation. He previously served on the Bank's Board and was its vice chairman in 2003. Mr. Lowrey's current position as the principal executive officer of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting and financial management, as indicated by his background; support Mr. Lowrey's qualifications to serve on the Bank's Board.

John F. Luikart

John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007. He was also chairman of Wedbush Morgan Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002, and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's current position as the trustee of three asbestos trust portfolios; his previous positions as the principal executive officer of investment banking firms; and recent tenure as chairman of an investment and financial advisory firm; and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting and financial management, as indicated by his background; support Mr. Luikart's qualifications to serve on the Bank's Board.

Kevin Murray

Kevin Murray has been a principal in The Murray Group, a legal and consulting firm, since its founding in December 2006. Mr. Murray was senior vice president of the William Morris Agency, Beverly Hills, California, from January 2007 to June 2009, working primarily in the company's corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State Legislature, Mr. Murray practiced law. Mr. Murray's involvement in legislative matters relating to, among other things, the banking and insurance industries and his experience in law, corporate governance practices, and management skills, as indicated by his background, support Mr. Murray's qualifications to serve on the Bank's Board.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and became its chairman in February 2011. He is also a member and past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank's Board from 1999 to 2001. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable rental housing properties), support Mr. Nielsen's qualifications to serve as a public interest director on the Bank's Board.

J. Benson Porter

J. Benson Porter has been president and chief executive officer of First Technology Federal Credit Union (formerly Addison Avenue Federal Credit Union) since 2007. He previously served on the Bank's Board in 2007 when he was the executive vice president and chief administrative officer at Washington Mutual Bank. During his 12-year career at Washington Mutual Bank, he held a variety of positions that included enterprise-wide responsibility for operational, production, customer service, regulatory, and external relations areas. Previously, he served as vice president and counsel with Key Bank. Mr. Porter currently serves as chairman of the board of Essex National Securities, Inc., and on the advisory board to Fannie Mae's Western Region. Mr. Porter's current position as the principal executive officer of a Bank member; previous positions as officer, executive officer, and director of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background; support Mr. Porter's qualifications to serve on the Bank's Board.

John F. Robinson

John F. Robinson has been a director of Silicon Valley Bank, Santa Clara, California, and its holding company, SVB Financial Group, since July 2010. From 2002 to 2008, he was Executive Vice President of Washington Mutual Bank. Prior to that, he served in several senior bank regulatory roles from 1987 to 2002, including Deputy Comptroller of the Currency for the Western District and Assistant Director for Policy and Western Region Director for the Office of Thrift Supervision. Mr. Robinson previously served on the Bank's Board and was chairman of the audit committee in 2008. Since 2002, he has been a member of the National Board and Executive Board for Operation HOPE, an international nonprofit organization focused on financial literacy and empowerment. Mr. Robinson's current positions as the director of a Bank member; previous positions as an executive officer of a Bank member and a senior bank regulator; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background; support Mr. Robinson's qualifications to serve on the Bank's Board.

John T. Wasley

John T. Wasley has been a managing partner of Heidrick & Struggles, a retained executive search firm based in Los Angeles, California, since June 2005. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank's Board from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background, along with his previous positions as principal executive officer and principal financial officer of real estate investment firms and as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions, and financial management, support Mr. Wasley's qualifications to serve on the Bank's Board.

Executive Officers

Dean Schultz

Dean Schultz, 64, has been president and chief executive officer since April 1991. Mr. Schultz is a member of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the Federal Home Loan Banks. He is also a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 51, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Gregory P. Fontenot

Gregory P. Fontenot, 52, has been senior vice president and director of human resources since January 2006. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 51, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 59, has been senior vice president and chief financial officer since 1994. Mr. Honda joined the Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 58, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was the senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens also served as senior vice president, chief credit and collateral risk management officer, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision; vice president and supervisory agent with the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Vera Maytum

Vera Maytum, 61, has been senior vice president, controller and operations officer, since 1996. Ms. Maytum joined the Bank in 1991 as vice president and director of internal audit. She was promoted to vice president and controller in 1993 and to senior vice president in 1996. She has previous experience at Deloitte & Touche as an audit partner.

Kenneth C. Miller

Kenneth C. Miller, 58, has been senior vice president, financial risk management and strategic planning, since 2001. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 49, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 58, has been senior vice president, mortgage finance sales and product development, since February 2005. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 52, joined the Bank in May 2009 as senior vice president, credit and collateral risk management. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 53, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 54, has been senior vice president, financial services (sales and marketing) and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 49, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank & Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank, and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2010. Our named executive officers are our principal executive officers, our principal financial officer, and our other three most highly compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the Committee, of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents) and overseeing a risk assessment of the Bank's compensation policies and practices for all employees. For 2011, the Committee consists of six members of the Board. In 2010, the Committee consisted of ten members of the Board. The Committee acts pursuant to a Board-approved charter. The Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors, and may refer specific matters to other committees of the Board.

Certain members of senior management aid the Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

The Housing and Economic Recovery Act of 2008 (Housing Act) provides the Director of the Federal Housing Finance Agency (Finance Agency) the authority to prevent the Federal Home Loan Banks (FHLBanks) from paying compensation to any executive officer that is not reasonable and comparable to other similar institutions. The Finance Agency requires that at least four weeks in advance of any planned actions by an FHLBank's board of directors, with respect to compensation of the FHLBank's named executive officers (typically the five most highly compensated officers), the FHLBank provides the Finance Agency with copies of all materials related to the planned compensation decisions for its review. On October 27, 2009, the staff of the Finance Agency issued an advisory bulletin that outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. All compensation awards with regard to the named executive officers are to be paid following approval by the FHLBank's board and completion of any required regulatory review period. All 2010 compensation awards and 2011 base salaries for the named executive officers discussed in this section were submitted to the Finance Agency on February 9, 2011, and are subject to the Finance Agency's review.

On February 9, 2011, federal banking regulators, including the Finance Agency, jointly issued an interagency notice of proposed rulemaking to implement section 956 of the Dodd-Frank Act that, if adopted, would require, among other things, the reporting of incentive-based compensation arrangements by a “covered financial institution” and prohibit incentive-based compensation arrangements at a covered institution that: (i) encourage “covered persons” to expose the institution to inappropriate risks by providing that person excessive compensation; or (ii) encourage inappropriate risk by the covered financial institution that could lead to a material financial loss. The FHLBanks are not expressly designated as a covered financial institution in the proposed rule; however, the proposed rule as published by the Federal Deposit Insurance Corporation provides that a covered financial institution includes “any other financial institution that the appropriate Federal regulators, jointly, by rule, determine should be treated as a covered financial institution for these purposes.” In the proposed rule, the Finance Agency designated the FHLBanks and the Office of Finance as “covered institutions.” The rule, if adopted as proposed, would also require deferral of a portion of incentive-based compensation for executive officers of larger covered financial institutions.

Objectives of Our Executive Compensation Program

We believe that we must be able to attract and retain outstanding executives and provide an executive compensation package that appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank's business. Our executive compensation program provides total compensation consisting of base salary, short-term cash incentive compensation, long-term cash incentive compensation, and health and retirement benefits.

Total compensation is intended to align the interests of the named executive officers and other executives with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the named executive officers and other executive employees to remain employed with the Bank.

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank's Corporate Goals and Performance Targets. We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan. In addition to base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the Bank's strategic plans and are responsible for the Bank's performance.

Our executive compensation program is intended to focus the executives on achieving the Bank's mission, to encourage teamwork, and to associate executive pay with the Bank's short-term and long-term corporate goals, performance targets, and strategic plan.

The Bank's mission is to enable families and individuals of all income levels to obtain quality housing and become homeowners by providing wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank's mission, the Bank's objective is to provide an acceptable total rate of return to its members consistent with the Bank's public policy purpose, to allow members to have their capital freely enter and exit, and to accomplish these goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. For 2010, the Board established three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal. The Franchise Enhancement goal is a new goal that combines the Bank's financial goal and member business goal and is designed to incentivize management to enhance and promote the value of membership in light of the changing housing and financial services markets.

The Risk Management goal was first adopted by the Board in 2009 to focus management on aligning the Bank's financial and credit risk management, internal controls, and financial reporting frameworks with an extended period of housing and mortgage market distress that could lead to member failures and credit stress in the Bank's MBS portfolio and to meet the best practices operating strategy of the Bank.

The Community Investment goal was added to the corporate goal framework in 2008 to further align management with the Bank's public policy purpose. The Community Investment goal is one of the primary measures the Bank uses to evaluate the Bank's success in meeting its objective to promote and assist effective community investment, affordable housing, and economic development by its members and community partners. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal aims to increase the number of members using the Bank's programs and initiatives to promote and assist effective community investment, affordable housing, and economic development by Bank members and community partners. The Community Investment goal achievement level is measured in part by the addition of new community investment products, the expansion of existing programs, and the effectiveness of providing technical assistance and outreach for the community investment programs.

The Franchise Enhancement goal was first adopted in 2010 to better align management's interest with the Board's goal for the Bank to remain an integral component of the changing housing and finance markets. The Franchise Enhancement goal measures include: achieving a targeted potential dividend spread (the Bank's financial goal, called the “Adjusted Return on Capital Spread,” discussed below); innovating and pursuing business product development opportunities; enhancing financial strategies to effectively manage capital and maintain the appropriate balance between financial risk and financial return; developing strategies and implementation plans to address member business shrinkage and growth; pursuing strategies to address Congressional and regulatory efforts that may adversely affect the Bank's funding and advances franchise; and, in light of the current environment, developing a strategy regarding the repurchase of excess capital stock and the payment of dividends.

Prior to 2010, the Bank used a Potential Dividend Spread goal, which functioned as a financial goal and was the primary measure the Bank used to determine the total potential rate of return to its shareholders. The Potential Dividend Spread goal was expressed as the spread of potential dividends over a financial benchmark (the combined average of the daily average of the overnight Federal funds effective rate and the four-year moving average of the U.S. Treasury note yield). The Potential Dividend Spread (the potential dividend yield from current income, exclusive of the impacts of fair value gains and losses and other adjustments, less the financial benchmark) measured the potential incremental return earned by a member's investment in Bank capital stock, compared to what the member could be expected to earn from a risk-comparable mix of investments.

For 2010, the Bank modified its financial goal measure from the Potential Dividend Spread to the Adjusted Return on Capital Spread. The Adjusted Return on Capital Spread calculates the adjusted return on capital based on total regulatory capital (capital stock plus retained earnings), while the Potential Dividend Spread calculated the potential dividend yield solely based on capital stock. The Bank changed its financial goal measure because of the Bank's accumulation of restricted retained earnings. As the Bank increases retained earnings, the difference between total regulatory capital and capital stock increases; therefore, if the Bank were to continue using the Potential Dividend Spread measure, higher retained earnings will result in a given amount of income being “spread” over a smaller balance of capital stock, biasing the potential dividend yield and spread upward. The use of the adjusted return on capital spread provides a more accurate picture of how financial performance is anticipated to change over a longer time-horizon.

Prior to 2010, the Bank also had an Advances Volume goal, which was a member business goal that the Bank used in 2009 to support extending credit to members safely and soundly. In light of the general economy, credit market conditions, trends in mortgage finance at yearend 2008, and the impact on the creditworthiness of certain members, the Board decided for 2009 to focus management on meeting members' wholesale needs in a safe and sound manner, rather than solely on business development as provided in previous years under the Market Share goal, as discussed below. In 2009, the Advances Volume goal was expressed as the average daily balance of Bank credit outstanding to members, excluding members that were less creditworthy.

Prior to the Bank's adoption of the Advances Volume goal in 2009, the Market Share goal was the member business goal and the primary measure the Bank used to determine the success of the Bank's core business. The Market Share goal was designed to incentivize management to extend credit to members safely and soundly and was expressed as: (i) the ratio of Bank credit outstanding to certain members and categories of members compared with their use of wholesale credit from other sources; (ii) the average daily balances of Bank credit outstanding to certain other members and categories of members; and (iii) the number of non-borrowing members that become borrowing members. For 2008, the Board believed that the Market Share goal was an appropriate goal because it measured the effectiveness of the Bank in meeting members' wholesale funding needs.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives include, among others, enhancing the franchise, improving the technology platform, enhancing the affordable housing program and community investment program objectives, and improving the Bank's financial reporting, risk management, and internal controls consistent with the Bank's best practices operating strategy.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2010, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each category of officers relative to the individual goal weighting for that category of officers in calculating each named executive officer's individual total weighted achievement level.

The weightings of the Bank's corporate goals are approved by the Board and are designed to appropriately focus senior management on accomplishing the Bank's mission and strategic plan. See “President's Incentive Plan” and “Executive Incentive Plan” below for a discussion of the relative weights given to corporate goals and individual goals for each component of the short-term incentive plans for the named executive officers.

Our Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2010, we aimed to create a compensation program that delivered total compensation packages generally between the 50th and 65th percentiles of the total compensation packages of the Bank's comparison group. The Committee uses data from a comparison group to support and inform its compensation decisions, and to check the reasonableness and appropriateness of the levels of compensation provided to our executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of the Bank's comparison group.

Beginning in November 2006, the Committee engaged Mercer (US) Inc. (Mercer), a nationally recognized global compensation consulting firm, to provide information to the Committee regarding compensation provided to executives in comparable positions at other companies. Specifically, Mercer provides customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of peer companies. Mercer does not currently provide any other services to the Bank.

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

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our named executive officers, with a balanced combination of base salary, short-term cash incentive compensation, and long-term cash incentive compensation. We believe that a balanced approach in delivering short-term and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on both short-term and long-term goals.

Short-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank's achievement of its annual corporate goals and performance targets and for the officer's achievement of his or her individual goals. Long-term cash incentive compensation rewards the named executive officers and other executive officers for the Bank's achievement of its goals and performance targets over a three-year period. Consistent with the Bank's three-year strategic plans and its executive compensation philosophy, long-term cash incentive compensation also helps provide a competitive total cash compensation package and enhances the Bank's ability to attract and retain key executives.

Elements of Our Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors. One of these factors is comparative salary information from industry salary surveys that include the financial institutions in the Bank's comparison group. Other factors include the named executive officer's relevant experience and accomplishments, the level of responsibility the named executive officer has at the Bank, and perceived market competition to hire the executives at their respective levels of experience. The Board approves any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements. For the named executive officers, subject to Finance Agency review, 2011 base salaries are to be increased by 2.0% relative to 2010 base salaries, based on each named executive officer's individual performance in 2010, and contribution to the Bank's overall performance.

President's Incentive Plan

For 2010, we provided the Bank's president with an annual (short-term) cash incentive compensation plan, the President's Incentive Plan, or PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets.

The 2010 PIP was based on the total weighted achievement of the three corporate goals approved by the Board for 2010—the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal—and an individual goal.

Awards are based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). The Board has discretion to modify any award determination, all incentive payments under the 2010 PIP, as well as any awards for achievement below the threshold total weighted achievement level.

The Board approved a potential 2010 incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2010 PIP and the 2010 Executive Incentive Plan, discussed below. Awards made under the 2010 PIP, 2010 Executive Incentive Plan, and the 2010 AEIP in the aggregate may be greater or less than the pool amount, at the discretion of the Board. The compensation pool amount was established based upon, among other things, the objective of delivering a total compensation package for executive officers generally between the 50th and 65th percentile of the Bank's comparison group.

In calculating the president's award under the 2010 PIP, the president's individual goal and the Bank's corporate goals were weighted. Greater weight was given to the Bank's corporate goals than the individual goal for the president since he is expected to have a significant impact on the Bank's overall performance and achievements relating to these corporate goals.

The following table shows the goal weights for the president in the 2010 PIP.

2010 PIP	2010 Goal Weights
Risk Management Goal	36%
Community Investment Goal	18
Franchise Enhancement Goal	36
Individual Goal	10
Total	100%

The president's awards under the 2010 PIP were determined by multiplying the percentage achievement of each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2010 PIP.

As stated above, for all corporate goals in the PIP, the Board approved performance targets known as achievement levels. Specifically, we use a scale of 0% to 200% to measure the achievement level for all the Bank's corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level. For the president's individual goal, we also used a scale of 0% to 200% to measure his achievement level.

The target achievement level in all of the Bank's incentive compensation plans is designed to reward officers, including the president under the PIP, for execution of the Bank's corporate goals to accomplish the Bank's mission as described above based on an expected level of performance for all corporate goals and the officer's individual goals. The exceeds and far exceeds achievement levels were designed to reward officers, including the president under the PIP, when the Bank exceeds target level expectations. The PIP defines the exceeds achievement level as an optimistic achievement level based on expected targets, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, detailed member information, potential member business, member plans, historic goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

For the years 2002 to 2008, the Bank achieved performance in excess of the target achievement levels of both the Potential Dividend Spread goal and the Market Share goal in six of the seven years but did not achieve the far exceeds achievement level, except for the Potential Dividend Spread goal for 2008, which had an achievement level of 200%. The achievement level over those seven years was between 80% and 200% for the Potential Dividend Spread goal and between 133% and 193% for the Market Share goal. For 2009, the Bank did not achieve the target achievement level of the Potential Dividend Spread goal.

As discussed above, the 2008 PIP was the first time the Board considered the Community Investment goal in determining an award; the achievement level for 2008 was 160%. For 2010 and 2009, the achievement levels for the Community Investment goal were 140% and 200%, respectively.

As previously discussed, 2009 was the first time the Board considered the Risk Management goal in determining an incentive award. The achievement levels of the Risk Management goal in 2010 and 2009 were 92.5% and 175%, respectively. The Franchise Enhancement goal for all of the Bank's executive officer short-term incentive plans was to position the Bank to remain an integral component of the changing housing and finance services markets and to continue to meet the Bank's mission objectives within these markets as they are currently structured, but also influence and adapt to structural changes in these markets.

For a discussion regarding the specific awards granted under the 2010 PIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan and Audit Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Incentive Plan

For 2010, we provided an annual (short-term) cash incentive compensation plan, the 2010 Executive Incentive Plan, or 2010 EIP, to reward our executive vice president and senior vice presidents for achievement of their individual goals and the Bank's corporate goals. The 2010 EIP is designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2010 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals and taking into account each individual officer's abilities to affect the Bank's performance and each goal. The 2010 award ranges as a percentage of base salary were intended to be consistent with our philosophy of delivering total cash compensation between the 60th and 75th percentile of the Bank's comparison group.

We use a scale of 0% to 200% to measure the achievement level for the Bank's corporate goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level. In measuring achievement levels for individual goals, we also use a scale of 0% to 200%.

The 2010 EIP was based on the total weighted achievement of the three corporate goals approved by the Board in 2010, and an individual goal component. For 2010, in the Bank's continuing efforts to appropriately address risk, Mr. Martens, our chief risk officer, a named executive officer, participated in the EIP with the same three corporate goals approved by the Board, however with different weightings allocated to each goal. Prior to Mr. Martens being appointed the Bank's chief risk officer in June 2010, he served as the Bank's director of internal audit and initially participated in the Bank's Audit Executive Incentive Plan, the AEIP. After Mr. Martens was appointed the Bank's chief risk officer, the Board and the Audit Committee opted to base his annual (short-term) cash incentive compensation on the 2010 EIP goals, in lieu of prorating the awards between the 2010 EIP and the 2010 AEIP.

For the 2010 EIP, the Board has discretion to modify any and all incentive payments. Any awards for achievement below the threshold total weighted achievement level, as well as any award determinations under the 2010 EIP, are at the sole discretion of the Board.

For 2010, as previously discussed, the Board approved a potential incentive compensation pool in the amount of $4.0 million that may be used for incentive award payments under the 2010 PIP and the 2010 EIP. Awards made under the 2010 PIP and the 2010 EIP in the aggregate may be greater or less than the pool amount, at the discretion of the Board, and any individual award opportunity is at the discretion of the Board. The compensation pool amount was established based on, among other things, the objective of delivering a total compensation package for executive officers generally between the 50th and 65th percentile of the Bank's comparison group.

The following table shows the goal weights for different categories of officers in the 2010 EIP.

	2010 Goal Weights
2010 EIP	Executive Vice President	Senior Vice President, Chief Risk Officer	Senior Vice President
Risk Management Goal	32%	49%	28%
Community Investment Goal	16%	7%	14%
Franchise Enhancement Goal	32%	14%	28%
Individual Goal	20%	30%	30%
Total	100%	100%	100%

For a discussion regarding the awards granted under the 2010 EIP, see the discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive Performance Unit Plan

For 2010, we provided our president, executive vice president, and senior vice presidents (other than the named executive officer for certain periods during which he served as our director of internal audit) with a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP.

The EPUP rewards our key executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plan. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate performance periods in effect at one time. As of the date of this report, the Board has not yet adopted a 2011 EPUP. The following EPUPs are currently in effect: the 2009 EPUP for the performance period 2009 to 2011, and the 2010 EPUP for the performance period 2010 to 2012.

The EPUP awards, in effect, are based on the total weighted achievement level of the three-year average achievement of two Bank corporate goals during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level. The Bank's corporate goals for the 2010 EPUP were the Risk Management goal and the Adjusted Return on Capital Spread component of the Franchise Enhancement goal.

For the 2009 and the 2008 EPUPs, the Bank's corporate goals were the Potential Dividend Spread goal and the Risk Management goal, and the Potential Dividend Spread goal and the Market Share goal, respectively. The Risk Management goal replaced the Market Share goal in 2009 to further align the Bank's financial and credit risk management, internal controls, and financial reporting frameworks with an extended period of housing and mortgage market distress and to meet the best practices operating strategy of the Bank.

The 2010 EPUP identified specific Adjusted Return on Capital Spread targets for each achievement level, and the 2009 and 2008 EPUPs identified specific Potential Dividend Spread targets for each achievement level. The 2010 and 2009 EPUPs provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period. The 2008 EPUP provided specific Market Share targets and provided that the Market Share achievement level will be calculated at the end of the three-year performance period based on the average of the actual annual achievement levels during the three-year performance period.

The two corporate goals in the 2010 EPUP were weighted 50% for the Adjusted Return on Capital Spread goal and 50% for the Risk Management goal at the target achievement level. The two corporate goals in the 2009 EPUP were weighted 50% for the Potential Dividend Spread goal and 50% for the Risk Management goal at the target achievement level. The two corporate goals in the 2008 EPUP were weighted 60% for the Potential Dividend Spread goal and 40% for the Market Share goal at the target achievement level.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage, which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For each of the 2010, 2009, and 2008 EPUPs, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). If the total weighted achievement level of Bank goals is between 100% and 200% of target, the range of awards as a percentage of base salary is as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents.

The Board has the discretion to increase or decrease awards under the 2010, 2009, and 2008 EPUPs by 25% to account for performance that is not captured by the performance metrics. Any awards for achievement below the threshold total weighted achievement level are also at the sole discretion of the Board. The potential award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank's comparison group.

The awards under the EPUP are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Executive officers that terminate Bank employment due to voluntary normal retirement, disability, or death may receive a pro-rated award. Any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

The following table provides an example of how a 2010 EPUP award would be calculated for a senior vice president assuming an annual 2008 base salary of $330,000 and achievement levels of 100% for the Potential Dividend Spread/Adjusted Return on Capital Spread goal and 200% for the Risk Management goal:

(50% weight) 3-Year Average Potential Dividend Spread/ Adjusted Return on Capital Spread Goal Achieved: (100% of Target)	Percentage of Target Payout:	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
	150%	$330,000	X	35%	X	150%	=	$173,250
(50% weight) 3-Year Average Risk Management Goal Achieved: (200% of Target)

Audit Performance Unit Plan

The Audit Performance Unit Plan, or APUP, was established for the Bank's director of internal audit. From June 2009 to May 2010, Mr. Martens served as the Bank's director of internal audit and was a participant, on a pro-rated basis, in the 2009 and 2008 APUPs. After Mr. Martens was appointed the Bank's chief risk officer in June 2010, his long-term cash incentive compensation is expected to be based on the 2010 EPUP rather than the 2010 APUP and the 2010 EPUP, on a pro-rated basis, for 2010. Awards under the APUPs are based on the average of the actual internal audit department goal achievement levels under the short-term Audit Executive Incentive Plans (AEIPs) over the applicable three-year performance period, multiplied by a target award percentage, multiplied by the executive's base salary in the first year of the applicable three-year performance period. Unlike the short-term AEIPs, the APUPs do not have an individual goal component.

For the 2009 and 2008 APUPs, an award is to be calculated based on achievement-level ranges from 75% of target (threshold) to 200% of target (far exceeding target). If the average of the actual goal achievement levels under the applicable AEIPs is between 100% and 200% of target, the range of awards as a percentage of base salary would be between 35% and 70%. If the average of the actual goal achievement levels is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 18%.

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

As mentioned above, amounts awarded under the applicable APUPs and EPUPs for Mr. Martens, the Bank's director of internal audit from June 2009 to May 2010 are pro-rated based upon his time as a participant in both plans. For additional information, see discussion in “Compensation Tables – Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table – Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payouts,” which discussion is herein incorporated by reference.

Savings Plan

Our Savings Plan is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee's contribution (50% for employees with less than three years of service, 75% for employees with more than three years but less than five years of service, and 100% for employees following five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer contributions at all times.

Cash Balance Plan and the Financial Institutions Retirement Fund

We began offering benefits under the Cash Balance Plan on January 1, 1996. The Cash Balance Plan is a tax-

qualified defined benefit pension plan that covers employees who have completed a minimum of six months of service, including the named executive officers. Each year, eligible employees accrue benefits equal to 6% of their total annual compensation (which includes base salary and short-term cash incentive compensation) plus interest equal to 6% of their account balances accrued through the prior year, referred to as the annual benefit component of the Cash Balance Plan.

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

When we withdrew from the FIRF, benefits earned under the FIRF as of December 31, 1995, were fully vested and the value of those benefits was then frozen. As of December 31, 1995, we calculated each participant's FIRF benefit based on the participant's then-highest three consecutive years' average pay multiplied by the participant's years of service multiplied by two percent, referred to as the frozen FIRF benefit. Upon retirement, participants will be eligible to receive their frozen FIRF benefits.

In addition, to preserve the value of the participant's frozen FIRF benefit, we maintain the ratio of each participant's frozen FIRF annuity payments to the participant's highest three consecutive years' average pay as of December 31, 1995 (annuity ratio), which we refer to as the net transition benefit component of the Cash Balance Plan. Upon retirement, each participant with a frozen FIRF benefit will receive a net transition benefit under the Cash Balance Plan that equals his or her highest three consecutive years' average pay at retirement multiplied by his or her annuity ratio minus the frozen FIRF benefit.

Benefit Equalization Plan

The Benefit Equalization Plan (BEP) is an unfunded and non-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code, or the IRC.

For 2010, the maximum before-tax employee annual contribution to the Savings Plan was limited to $16,500 (or $22,000 for participants age 50 and over), and no more than $245,000 of annual earnings could be taken into account in computing an employee's benefits under the Savings Plan.

In addition, for 2010, the IRC also limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $245,000. Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plan. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted due to the IRC limitations discussed above.

An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until paid. Each year employees can also elect to defer compensation under the BEP (Supplemental BEP Savings Benefits) for compensation earned over $245,000. The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

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

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing Deferred Compensation Plan (now referred to as the Original DCP) and implemented a new Deferred Compensation Plan conforming to Section 409A amendments, which changed the participant election process related to the time and form of benefit payments (referred to as the new DCP).

Under the new DCP, participants' make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, or 50% survivor annuity upon termination of employment, a set date or age after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment. However, if the participant elects to receive his or her distribution at death and survives to the later of age 70½ or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be made with respect to both the make-up Cash Balance Plan benefits under the DCP and the make-up Cash Balance Plan benefits under the BEP.

A participant's deferred compensation and the Bank's make-up matching contributions credited under the new DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect a form of payment, his or her distribution shall be a lump sum at termination of employment.

For participant deferred compensation and make-up matching contributions credited under the Original DCP, participants can accelerate or delay the payout date for benefits as long as the Bank is provided with 12 months prior notice, or participants can elect an immediate lump sum distribution subject to a 10% forfeiture of the participant's account.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan (SERP) to the Bank's senior officers, including the named executive officers. This plan is an unfunded and non-qualified retirement benefit plan that provides a cash balance benefit to the Bank's senior officers that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the following table. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior year. Contribution credits under the SERP are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income is projected to exceed fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

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

No benefits are paid under the SERP if a participant's employment is terminated for cause (as defined in the plan). In addition, if a participant terminates employment prior to age 62, the final three years of unvested benefits are forfeited.

Other Elements of Compensation

We provide to all employees, including the named executive officers and their spouses/partners and children, health, dental and vision insurance, for which we pay 80% of the premiums and the employee pays 20%. In addition, we provide disability and basic life insurance coverage to all employees at no cost to the employees. The Bank makes available limited retiree health care benefits for eligible former employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree health care benefits, a former Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.

Perquisites

As perquisites to our executive officers, including our named executive officers, we provide reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees, including our named executive officers, in connection with Board meetings and other business-related meetings; and in some cases, the Bank pays the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

COMPENSATION COMMITTEE REPORT

The EEO-Personnel-Compensation Committee (Committee) acts as the compensation committee on behalf of the Bank's Board of Directors. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

Based on the Committee's review of the Compensation Discussion and Analysis and the discussions the Committee has had with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.

EEO-Personnel-Compensation Committee
J. Benson Porter, Chairman
John T. Wasley, Vice Chairman
Paul R. Ackerman
Reginald Chen
John F. Luikart
Robert F. Nielsen

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other Compensation(4)(5)		Total
Dean Schultz	2010	$765,000		$382,500	$362,200	$637,894	$64,498		$2,212,092
President and	2009	725,000		400,000	369,400	527,019	40,977	(6)	2,062,396
Chief Executive Officer	2008	725,000		281,300	337,900	532,468	58,484	(7)	1,935,152

Lisa B. MacMillen	2010	490,000		196,000	219,200	511,788	23,083		1,440,071
Executive Vice President and	2009	466,500		260,000	177,200	380,967	23,083	(8)	1,307,750
Chief Operating Officer	2008	450,000		157,100	122,700	243,454	34,151		1,007,405

Steven T. Honda	2010	343,200		132,100	161,700	200,307	30,170		867,477
Senior Vice President and	2009	330,000		177,000	134,400	169,318	33,276	(9)	843,994
Chief Financial Officer	2008	345,864	(10)	106,700	122,900	117,117	28,227		720,808

Lawrence H. Parks	2010	414,409	(11)	193,700	186,300	365,852	33,205		1,193,466
Senior Vice President	2009	394,823	(12)	214,000	164,100	141,829	30,941		945,693
External and Legislative Affairs	2008	398,478	(13)	122,900	150,100	106,243	26,003		803,724

Kenneth C. Miller	2010	380,000		186,200	161,700	204,786	34,869		967,555
Senior Vice President	2009	345,000		214,000	126,300	159,016	20,354	(15)	864,670
Financial Risk Management(14)

David H. Martens	2010	360,689	(16)	132,100	184,800	178,341	35,659		891,589
Senior Vice President	2009	345,230	(17)	180,000	131,000	148,657	29,701	(19)	834,588
Director of Internal Audit	2008	342,691	(18)	106,700	119,400	96,972	24,645	(20)	690,408

(1)    Represents amounts awarded under the 2010, 2009, and 2008 PIPs and EIPs. For David H. Martens, who served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer through May 2009 and served as the senior vice president, director of internal audit from June 2009 to May 2010, the amounts paid in 2009 represent amounts paid under the 2009 EIP (pro-rated) and 2009 AEIP (pro-rated). In June 2010, Mr. Martens became the Bank's senior vice president and chief risk officer and the amounts awarded to Mr. Martens for 2010 represent amounts solely based on the 2010 EIP. All amounts awarded under the 2010 PIP and EIP are expected to be paid in March 2011 following Board approval and becoming effective after completion of any required regulatory review period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – President's Incentive Plan” and “– Executive Incentive Plan.”
(2)    Represents amounts awarded under the 2008, 2007, and 2006 EPUPs and the 2008 and 2007 APUPs (pro-rated) for David H. Martens, who served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer through May 2009, and served as the senior vice president, director of internal audit from June 2009 to May 2010. All amounts awarded under the 2008 EPUP and APUP are expected to be paid in March 2011 following Board approval and becoming effective after completion of any required regulatory review period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Performance Unit Plan,” and “– Audit Performance Unit Plan.”
(3)    Represents the aggregate change in actuarial present value of each of the named executive officers' accumulated benefits under the Bank's qualified pension plans and the defined benefit pension-related components of the non-qualified pension plans (Cash Balance Plan; frozen FIRF, if applicable; restored pension benefit under the Benefit Equalization Plan; make-up pension benefit under the Deferred Compensation Plan; and Supplemental Executive Retirement Plan). There are no above-market or preferential earnings on the named executive officers' Deferred Compensation Plan accounts.
(4)    Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank pays for resort activities for employees in connection with Board meetings and other business-related meetings; and, in some cases, the Bank pays the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5)    Includes the Bank's matching contributions under the Savings Plan and the Bank's restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan, respectively.
(6)    Revised to reflect a reduction of $5,500 in excess Bank matching contributions to the Bank's 401(k) Savings Plan.
(7)    Includes $5,000 in excess Bank matching contributions to the Bank's 401(k) Savings Plan and subsequent under matching to the Bank's Benefit Equalization Plan.
(8)    Revised to reflect a reduction of $152 in excess Bank matching contributions to the Bank's 401(k) Savings Plan.
(9)    Includes $4,275 in excess Bank matching contributions to the Bank's 401(k) Savings Plan and subsequent under matching to the Bank's Benefit Equalization Plan.

(10)    Of this amount, $15,864 represents a vacation cash-out payment.
(11)    Of this amount, $19,009 represents a vacation cash-out payment.
(12)    Of this amount, $14,623 represents a vacation cash-out payment.
(13)    Of this amount, $18,278 represents a vacation cash-out payment.
(14)    Mr. Miller became a named executive officer in 2009.
(15)    Revised to reflect a reduction of $5,500 in excess Bank matching contributions to the Bank's 401(k) Savings Plan.
(16)    Of this amount, $17,489 represents a vacation cash-out payment.
(17)    Of this amount, $15,230 represents a vacation cash-out payment.
(18)    Of this amount, $12,691 represents a vacation cash-out payment.
(19)    Revised to reflect a reduction of $5,100 in excess Bank matching contributions to the Bank's 401(k) Savings Plan.
(20)    Includes $5,000 in excess Bank matching contributions to the Bank's 401(k) Savings Plan and subsequent under matching to the Bank's Benefit Equalization Plan.

Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan)

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2010 EPUP	2010-2012	February 2013	$191,250	$382,500	$765,000
Lisa B. MacMillen	2010 EPUP	2010-2012	February 2013	98,000	196,000	392,000
Steven T. Honda	2010 EPUP	2010-2012	February 2013	61,776	120,120	240,240
Lawrence H. Parks	2010 EPUP	2010-2012	February 2013	71,172	138,390	276,780
Kenneth C. Miller	2010 EPUP	2010-2012	February 2013	68,400	133,000	266,000
David H. Martens	2010 EPUP	2010-2012	February 2013	61,776	120,120	240,240

(1)
Estimated payouts for the 2010 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect on February 1 in the first year of the performance period. Awards, if any, under these plans are payable in the year following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis – Elements of Our Compensation Program– Executive Performance Unit Plan.”

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

The 2010 base salaries of the current named executive officers are as follows: Dean Schultz, $765,000; Lisa B. MacMillen, $490,000; Steven T. Honda, $343,200; Lawrence H. Parks, $395,400; Kenneth C. Miller, $380,000; and David H. Martens, $343,200. For 2011, subject to Finance Agency review, the named executive officers' 2011 base salaries are to be increased by 2.0% relative to 2010 base salaries based on each named executive officer's individual performance in 2010 and contribution to the Bank's overall performance.

A Bank employee, including the named executive officers, may receive severance benefits in the event that the employee's employment is terminated because the employee's job or position is eliminated or because the job or position is substantially modified so that the employee is no longer qualified or cannot perform the revised job. For the named executive officers, severance under the Bank's current policy would be equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks. The Bank's current severance policy also provides one month of continued health and life insurance benefits and, at the Bank's discretion, outplacement assistance.

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that distractions by such uncertain job security may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2010, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive would have been as follows: Dean Schultz, $767,104; Lisa B. MacMillen, $492,563; Steven T. Honda, $345,745; Lawrence H. Parks, $339,511; Kenneth C. Miller, $382,556; and David H. Martens, $312,745.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2010, Dean Schultz, president and chief executive officer, received a cash incentive compensation award under the 2010 President's Incentive Plan (2010 PIP) of $382,500. Mr. Schultz's award was based on the Bank's 2010 achievement level of 100% for the Franchise Enhancement goal, 140% for the Community Investment goal, and 92.5% for the Risk Management goal (determined at the sole discretion of the Board).

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2010 EIP were made: Lisa B. MacMillen, $196,000; Steven T. Honda, $132,100; David H. Martens, $132,100, Lawrence H. Parks, $193,700; and Kenneth C. Miller $186,200.

In reviewing the Bank's 2010 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, accounting, regulatory, and public policy issues throughout 2010. With respect to the Risk Management goal, which was rated at 92.5% achievement, the Board recognized the continued progress in strengthening and refining the Bank's risk identification, measurement, and management practices and resources, including the creation of a new enterprise-wide risk management division and designation of a chief risk officer. Moreover, continued enhancements were made to key financial accounting and reporting processes to further enhance private-label mortgage-backed securities credit risk and loss estimation in a fluid and dynamic market environment. In addition, the Bank continued to make progress in enhancing its trading, operations, and accounting systems infrastructure.

In terms of the Bank's Franchise Enhancement goal, which was rated at 100% achievement, the Board recognized the Bank's strong financial performance in 2010. The Adjusted Return on Capital Spread performed better than plan, notwithstanding continuing OTTI credit charges during the year. In addition, while the Bank's advances declined during the year as member funding needs changed, the Board noted management's proactive efforts to meet the wholesale funding needs of its membership in a challenging operating environment with lower marketplace demand for wholesale funding. Through the skills and actions of the president and senior management, the Bank adapted to subdued economic conditions to deliver exceptional financial results for the membership that enabled the Bank to resume limited repurchases of excess capital stock and the payment of dividends.

The Board further noted the strong performance against the Bank's Community Investment goal which was rated at 140% achievement for 2010. In addition to strong performance against its community lending plan, the Bank also attained a level of far exceeds on its performance for CICA advances, standby letters of credit, and technical assistance in 2010. This year's performance continued the Bank's strong performance in promoting and assisting effective community investment, affordable housing, and economic development by its members and community partners.

In light of the mixed economic environment throughout 2010, the Board recognized that the president and senior management adopted several initiatives to enhance risk management and operating infrastructure for the Bank's future while delivering strong financial and community results.

For the three-year period 2008 to 2010, long-term cash incentive compensation awards to the named executive officers under the 2008 EPUP were approved by the Board, subject to Finance Agency review, based on the achievement level for the Bank's Potential Dividend Spread goal and Market Share goal over the three-year period from 2008 to 2010. The overall achievement level for the goals over this period was 140%. Awards to the named executive officers were determined in accordance with the 2008 EPUP, except for awards to the president and executive vice president, which were reduced in the Board's discretion to take into account the Bank's overall performance that was not otherwise captured in the 2008 EPUP performance metrics. The payments under the 2008 EPUP were as follows: Dean Schultz, $362,200; Lisa B. MacMillen, $219,200; Steven T. Honda, $161,700; Lawrence H. Parks, $186,300; and Kenneth C. Miller, $161,700. David H. Martens, who was a participant in the 2008 EPUP, and as the Bank's director of internal audit a participant in the 2008 APUP, received $107,800 and $77,000 from the 2008 EPUP and 2008 APUP, respectively, based upon a proration for his length of time in each of the two plans during the three-year period.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2010, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	25.750	$359,334	$—
	Financial Institutions Retirement Fund	11.000	504,183	—
	Benefit Equalization Plan	25.750	2,574,831	—
	Deferred Compensation Plan	25.750	56,133	—
	Supplemental Executive Retirement Plan	8.000	1,232,662	—

Lisa B. MacMillen	Cash Balance Plan	24.417	278,767	—
	Financial Institutions Retirement Fund	9.417	86,813	—
	Benefit Equalization Plan	24.417	374,890	—
	Deferred Compensation Plan	24.417	442,480	—
	Supplemental Executive Retirement Plan	8.000	510,811	—

Steven T. Honda	Cash Balance Plan	16.917	296,990	—
	Financial Institutions Retirement Fund	1.917	43,991	—
	Benefit Equalization Plan	16.917	134,724	—
	Deferred Compensation Plan	16.917	167,872	—
	Supplemental Executive Retirement Plan	8.000	449,860	—

Lawrence H. Parks	Cash Balance Plan	13.333	284,462	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	13.333	200,122	—
	Deferred Compensation Plan	13.333	46,293	—
	Supplemental Executive Retirement Plan	8.000	547,450	—

Kenneth C. Miller	Cash Balance Plan	15.917	320,314	—
	Financial Institutions Retirement Fund	0.917	18,684	—
	Benefit Equalization Plan	15.917	142,392	—
	Deferred Compensation Plan	15.917	16,609	—
	Supplemental Executive Retirement Plan	8.000	429,907	—

David H. Martens	Cash Balance Plan	14.167	267,106	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	14.167	100,743	—
	Deferred Compensation Plan	14.167	46,199	—
	Supplemental Executive Retirement Plan	8.000	428,133	—

(1)    For purposes of this table, the present value of accumulated benefits as of December 31, 2010 (measured at December 31, 2010), was calculated using a discount rate of 5.75%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.

Narrative to Pension Benefits Table

For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank's financial statements. See the discussion in “Item 8. Financial Statements and Supplementary Data – Note 16 – Employee Retirement Plans and Incentive Compensation Plans.”

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the chief operating officer, the chief financial officer, and the other named executive officers as of December 31, 2010.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2010 Executive Contributions	2010 Bank Contributions(1)	Aggregate Earnings/ (Losses) in 2010	Aggregate (Withdrawals)/ Distributions in 2010	Yearend 2010 Aggregate Balance
Dean Schultz	2010	$392,483	$—	$—	$58,856	$—	$451,339
President and
Chief Executive Officer

Lisa B. MacMillen	2010	3,068,816	—	—	339,263	—	3,408,079
Executive Vice President and
Chief Operating Officer

Steven T. Honda	2010	899,846	—	—	(18,827)	—	881,019
Senior Vice President and
Chief Financial Officer

Lawrence H. Parks	2010	—	48,000	2,880	85	—	50,965
Senior Vice President
External and Legislative Affairs

Kenneth C. Miller	2010	183,215	—	—	24,606	(6,414)	201,407
Senior Vice President
Financial Risk Management

David H. Martens	2010	281,840	—	—	(31,195)	—	250,645
Senior Vice President
Director of Internal Audit

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

In addition, since one of the factors involved in determining benefits under the Bank's Savings Plan is an officer's annual base salary compensation, this table also presents make-up matching contributions that would have been made by the Bank under the Savings Plan had the annual base salary compensation not been deferred.

The Bank's matching contribution under the Savings Plan is calculated on the basis of an officer's base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank's matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer's DCP balance to restore the benefit that would otherwise be lost under the Savings Plan as a result of deferring base salary compensation.

Participants may direct the investments of deferred amounts into core mutual funds or into a brokerage account. Participants may change these investment directions at any time. All investment earnings accumulate to the benefit of the participants on a tax-deferred basis. Brokerage fees relating to purchases and sales are charged against the value of the participant's deferred balance in the plan. The Bank pays all set-up and annual account administration fees.

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

Director Compensation

We provide our directors with compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on Bank business. The directors' compensation arrangements for 2010 were as follows:

Director Compensation Table As of December 31, 2010

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$60,000
Scott C. Syphax, Vice Chairman	55,000
Paul R. Ackerman	45,000
Reginald Chen	50,000
David A. Funk(1)	18,718
Melinda Guzman(2)	49,619
W. Douglas Hile	55,000
Douglas H. (Tad) Lowrey	50,000
John F. Luikart	50,000
Kevin Murray	50,000
Robert F. Nielsen(3)	49,619
J. Benson Porter(4)	47,978
John T. Wasley	50,000
Total	$630,934

(1)	David A. Funk served as a Bank director until May 5, 2010.

(2)	Melinda Guzman received the director service fee until Ms. Guzman became Chair of the Governance Committee in January 2010, and began receiving the committee chair service fee.

(3)	Robert F. Nielsen received the director service fee until Mr. Nielsen became Chair of the External Affairs Committee in January 2010, and began receiving the committee chair service fee.

(4)	J. Benson Porter received the director service fee until Mr. Porter became Chair of the Affordable Housing Committee in May 2010, and began receiving the committee chair service fee.

Directors may defer their fees under the DCP. In addition, the Bank reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. The Bank reimbursed directors for travel and related expenses totaling $107,000 in 2010.

In connection with setting director compensation for 2009, the Bank participated in an FHLBank System review of director compensation, which included a director compensation study prepared by McLagan Partners. The study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 firms. The study recommended setting a straight annual retainer at the lower end of the commercial bank benchmarks, with additional retainer amounts for the chairman, vice chairman, and committee chair positions. The Bank's Board followed the study's recommendation and set 2009 annual compensation for the Bank's directors in the 2009 Directors Compensation Policy near the lower end of the median level of director compensation for smaller-sized commercial banks.

On April 5, 2010, the Finance Agency published a final rule on director compensation and expenses, which amended the prior rule to implement changes made by the Housing Act. In addition to eliminating the former statutory limitation on director compensation, the final rule authorizes the Bank to pay “reasonable compensation and expenses” subject to Finance Agency oversight and authority to disapprove. To better align directors' compensation with the Finance Agency's objectives as reflected in the final rule, the Board adopted the Board of Directors Compensation and Expense Reimbursement Policy for 2010 (2010 Directors Compensation Policy),

which included a service fee component in place of the retainer fee component in the prior year's policy and required that payments be made in arrears for services provided as a director prior to the time of payment.

The 2010 Directors Compensation Policy provides the Directors with reasonable compensation for the performance of their duties as members of the Board of Directors and the amount of time spent on official Bank business; and will pay service and meeting fees to each member of the Board of Directors as set forth below.

Position	Maximum Annual Retainer Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$33,000	$27,000	$60,000
Vice Chairman and Audit Committee Chair	28,000	27,000	55,000
Other Committee Chair and Directors on Audit Committee	23,000	27,000	50,000
Other Directors	18,000	27,000	45,000

Under the 2010 Directors Compensation Policy, service fees for the above positions were paid for serving as a director between regularly scheduled meetings of the Board. The annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). Any member of the Board of Directors who joined or left the Board between service fee payments received a pro-rated service fee for the number of days the director was on the Board during the service period. In addition, each director received a fee of $5,400 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $27,000.

The 2010 Directors Compensation Policy provided that a Board member may receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or Federal Home Loan Bank System activities. The president of the Bank was authorized to interpret the 2010 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2010 Director Compensation Policy, the Bank reimbursed Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

For expense reimbursement purposes, directors' official duties included:

•	Meetings of the Board and Board committees,

•	Meetings requested by the Finance Agency and FHLBank System committees,

•	Meetings of the Council of Federal Home Loan Banks and its committees,

•	Meetings of the Bank's Affordable Housing Advisory Council,

•	Events attended on behalf of the Bank when requested by the president in consultation with the chairman, and

•	Other events attended on behalf of the Bank with the prior approval of the EEO-Personnel-Compensation Committee of the Board.

The Board adopted the Board of Directors Compensation and Expense Reimbursement Policy for 2011, which is similar to and provides the same compensation as in the 2010 Directors Compensation Policy.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco's (Bank) outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2011.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.	34,452,556	28.6%
3900 Paradise Road, Suite 127
Las Vegas, NV 89109

JPMorgan Bank and Trust Company, National Association(1)	15,994,065	13.3
560 Mission Street
San Francisco, CA 94105

Wells Fargo Bank, N.A.(2)	14,353,912	11.9
101 North Phillips Avenue
Sioux Falls, SD 57104

JPMorgan Chase Bank, National Association(1)(2)	10,656,281	8.8
111 Polaris Parkway
Columbus, Ohio 43240

Bank of America California, N.A.	6,275,795	5.2
555 California Street
San Francisco, CA 94104
Total	81,732,609	67.8%

(1)    JPMorgan Chase Bank, National Association, and JPMorgan Bank and Trust Company, National Association, are affiliates.
(2)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

The following table sets forth information about those members with officers or directors serving as directors of the Bank as of February 28, 2011.

Director Name	Member Name	City	State	Number of Shares Held	Percentage of Outstanding Shares
Reginald Chen	Citibank, N.A.	Las Vegas	NV	34,452,556	28.6%
Timothy R. Chrisman	Pacific Western Bank	Los Angeles	CA	550,399	0.5
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	250,000	0.2
Douglas H. (Tad) Lowrey	CapitalSource Bank	Los Angeles	CA	193,696	0.2
J. Benson Porter	First Tech Federal Credit Union	Palo Alto	CA	140,319	0.1
Paul R. Ackerman	Wells Fargo Financial National Bank	Las Vegas	NV	48,475	—
W. Douglas Hile	West Valley National Bank	Avondale	AZ	1,537	—
Total				35,636,982	29.6%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members or member successors. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank's capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities (MBS) from members and their affiliates with officers or directors who serve as directors of the Bank or from 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% shareholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

The Bank may also use members with officers or directors who serve as directors of the Bank or that are 5% shareholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

The Bank does not have a written policy to have the Board review, approve, or ratify transactions with members that are outside the ordinary course of business because such transactions rarely occur. However, it has been the Bank's practice to report to the Board all transactions between the Bank and its members that are outside the ordinary course of business, and, on a case-by-case basis, seek Board approval or ratification.

Director Independence

General

Under the Securities and Exchange Commission's (SEC) rules the Bank is required to identify directors who are independent, and members of the Board's Audit Committee and EEO-Personnel-Compensation Committee and any committee performing similar functions to a nominating committee who are not independent, using the independence definition of a national securities exchange or automated quotation system. The Bank's common stock is not listed on a national securities exchange or automated quotation system, and the Bank's Board of Directors is not subject to the independence requirement of any such exchange or automated quotation system. The Bank is subject to the independence standards for directors serving on the Bank's Audit Committee set forth in the rules of the Federal Housing Finance Board (Finance Board), predecessor to the Federal Housing Finance Agency, and looks to the Finance Board independence standards to determine independence for all directors, whether or not they serve on the Audit Committee. In addition, for purposes of compliance with the SEC's disclosure rules only, the Board has evaluated director independence using the definition of independence articulated in the rules of the National Association of Securities Dealers Automated Quotations (NASDAQ).

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) amended the Securities Exchange Act of 1934 (1934 Act) to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she, other than in his or her capacity as a member of the Audit Committee, the Bank's Board of Directors, or any other Board committee, accepts any consulting, advisory, or other compensatory fee from the Bank or is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with, the Bank).

Director Independence under the Finance Board Regulations

The Finance Board director independence rule provides that a director is sufficiently independent to serve as a member of the Bank's Audit Committee if that director does not have a disqualifying relationship with the Bank or its management that would interfere with the exercise of that director's independent judgment. Disqualifying relationships under the Finance Board independence standards include, but are not limited to: (i) employment with the Bank at any time during the last five years; (ii) acceptance of compensation from the Bank other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been a Bank executive officer within the past five years.

Notwithstanding that the Finance Board's independence standard only applies by regulation to members of the Bank's Audit Committee, the Bank's Board looks to this standard for purposes of determining independence of all the Bank's directors.

The independence standard imposed on the Audit Committee under the Finance Board regulations takes into account the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Bank's Board of Directors is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower. The Finance Board's independence standards do not include as a disqualifying relationship any business relationships between a director's member institution and the Bank. Consistent with the rule, the Bank's Board does not believe that the statutorily prescribed business relationships between a director's member institution and the Bank interfere with the director's exercise of his or her independent judgment. The national securities exchanges' independence definition, including those of the NASDAQ, do not generally take into account the cooperative nature of the Bank. Accordingly, the Bank's Board believes that the appropriate standard for measuring director independence is the Finance Board's independence standards.

Applying the Finance Board independence standards, the Board has determined that all former directors who served in 2010 were, and all current directors are, independent.

Director Independence under the NASDAQ Rules

If the Bank uses the NASDAQ standard for purposes of complying with the SEC disclosure rules, the Board must make an affirmative determination that the director does not have a relationship with the Bank that would impair his or her independence. “Independent director” under the NASDAQ rules means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition, the NASDAQ rules set forth seven relationships that automatically preclude a determination of director independence. Among other things, a director is not considered to be independent if the director is, or has a “family member” who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Bank made, or from which the Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more. This particular relationship is referred to below as the payments/revenues relationship.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Mr. Luikart, Ms. Guzman, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are nonmember directors, were elected to the Board and are not employed by and do not serve as a director of any member institution, are independent and were independent in 2010 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and were independent in 2010 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Chrisman, Mr. Hile, Mr. Lowrey, and Mr. Porter.

Using the NASDAQ rules, the Board also determined that the following member director, who served in 2010 and 2009 but is not currently serving as a director, was independent under the NASDAQ rules because he had no relationship with the Bank that would interfere with his exercise of independent judgment in carrying out his responsibilities: Mr. Funk.

In making these determinations, the Board recognized that these member directors during their directorships were employed by member institutions that conducted business with the Bank in the ordinary course of the Bank's and the member institutions' respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors' exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board's independence standards, all Audit Committee members who served in 2010 were independent, and all current Audit Committee members are independent.

Using the NASDAQ rules, the following current Audit Committee member is not considered independent because he was formerly an executive officer of a former member institution that exceeded the limits of the payments/revenues relationship test in 2008: Mr. Robinson.

All Audit Committee members serving in 2010 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board's director independence standards, all EEO-Personnel-Compensation Committee members who served in 2010 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

Using the NASDAQ rules, the following directors who served in 2010 and who continue to serve on the EEO-Personnel-Compensation Committee are not considered independent because their member institutions exceeded the limits of the payments/revenues relationship test: Mr. Ackerman and Mr. Chen.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board's director independence standards, all Governance Committee members who served in 2010 were independent, and all current Governance Committee members are independent. Using the NASDAQ rules, the following current Governance Committee member who also served on the Governance Committee in 2010 is not considered independent because his member institution exceeded the limits of the payments/revenues relationship test: Mr. Ackerman.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2010 and 2009, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2010	2009
Audit fees	$1.2	$1.6
All other fees	0.1	0.1
Total	$1.3	$1.7

Audit Fees. Audit fees during 2010 and 2009 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2010 and 2009 were for consulting services. The Bank is exempt from all federal, state, and local taxation. Therefore, no tax consulting fees were paid during 2010 and 2009.

Audit Committee Pre-Approval Policy

In accordance with the Securities and Exchange Commission rules and regulations implementing the Securities Exchange Act of 1934 (SEC rules), all audit, audit-related, and non-audit services proposed to be performed by the Bank's independent auditor must be pre-approved by the Audit Committee to ensure that they do not impair the auditor's independence. The SEC rules require that proposed services either be specifically pre-approved on a case-by-case basis (specific pre-approval services) or be pre-approved without case-by-case review under policies and procedures established by the Audit Committee that are detailed as to the particular service and do not delegate Audit Committee responsibilities to management (general pre-approval services).

The Bank's Audit Committee has adopted a policy, the Independent Auditor Services Pre-Approval Policy (Policy), setting forth the procedures and conditions pursuant to which services proposed to be performed by the Bank's independent auditor may be approved. Under the Policy, unless services to be provided by the independent auditor have received general pre-approval, they require specific pre-approval by the Audit Committee. Any proposed services exceeding the pre-approved maximum fee amounts set forth in the appendices to the Policy will also require specific pre-approval by the Audit Committee.

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

For both specific pre-approval and general pre-approval of services, the Audit Committee considers whether the proposed services are consistent with the SEC rules on auditor independence and whether the provision of the services by the independent auditor would impair the independent auditor's independence. The Audit Committee also considers (i) whether the independent auditor is positioned to provide effective and efficient services, given its familiarity with the Bank's business, management, culture, accounting systems, risk profile, and other factors, and (ii) whether having the independent auditor provide the service may enhance the Bank's ability to manage or control risk or improve audit quality. The Audit Committee also considers the total amounts of fees for audit, audit-related, and non-audit services for a given calendar year in deciding whether to pre-approve any such services and may choose to determine, for a particular calendar year, the appropriate ratio between the total amount of fees for audit and audit-related services and the total amount of fees for permissible non-audit services.

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor during a given calendar year without specific pre-approval from the Audit Committee.

The Audit Committee has delegated to its Chair and Vice Chair individually specific pre-approval authority for additional audit or audit-related services to be provided by the independent auditor, provided that the estimated fee for each type of proposed service does not exceed $50,000 and the total aggregated fees for all services pre-approved by each individual under this delegated authority does not exceed $100,000 in a calendar year. The Chair or Vice Chair, as the case may be, is required to report to the Audit Committee any services pre-approved under the delegated authority.

In 2010 and 2009, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements
The financial statements included as part of this Form 10-K are identified in the Index to Audited Financial Statements appearing in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, which index is incorporated in this Item 15 by reference.

(2)    Financial Statement Schedules
All financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.

(b)    Exhibits

Exhibit No.	Description
3.1
Organization Certificate and resolutions relating to the organization of the Federal Home Loan Bank of San Francisco incorporated by reference to Exhibit 3.1 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

3.2
Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 29, 2010, incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

4.1
Capital Plan, as amended and restated effective March 19, 2009, incorporated by reference to Exhibit 4.1 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2011

10.2
Form of Director Indemnification Agreement incorporated by reference to Exhibit 10.2 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3	Form of Senior Officer Indemnification Agreement

10.4	Board Resolution for Directors' 2011 Compensation and Expense Reimbursement Policy

10.5	2010 Executive Incentive Plan, updated as of December 1, 2010

10.6
2010 Executive Performance Unit Plan incorporated by reference to Exhibit 10.7 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

10.7
2009 Executive Performance Unit Plan incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.8
2008 Executive Performance Unit Plan incorporated by reference to Exhibit 10.6 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 (Commission File No. 000-51398)

10.9
2010 President's Incentive Plan incorporated by reference to Exhibit 10.11 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

10.10
2009 Audit Performance Unit Plan incorporated by reference to Exhibit 10.5 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.11
2008 Audit Performance Unit Plan incorporated by reference to Exhibit 10.16 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

10.12
Executive Benefit Plan incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14	Deferred Compensation Plan Amended and Restated Effective January 1, 2009

10.15	Supplemental Executive Retirement Plan Amended and Restated Effective January 1, 2009

10.16	Corporate Officer Severance Policy, restated July 15, 2009

10.17
Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

10.18
Joint Capital Enhancement Agreement, effective February 28, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2010

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

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

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2011.

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

/S/ DOUGLAS H. (TAD) LOWREY
Douglas H. (Tad) Lowrey Director

/S/ JOHN F. LUIKART
John F. Luikart Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ J. BENSON PORTER
J. Benson Porter Director

/S/ JOHN F. Robinson
John F. Robinson Director

/S/ JOHN T. WASLEY
John T. Wasley Director