Form 10-Q
period 2011-03-31
Federal Home Loan Bank of San Francisco
filed 2011-05-11
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 29, 2011
Class B Stock, par value $100	116,501,077

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$3,762	$755
Federal funds sold	14,966	16,312
Trading securities(a)	3,550	2,519
Available-for-sale securities(a)	7,938	1,927
Held-to-maturity securities (fair values were $25,890 and $32,214, respectively)(b)	25,959	31,824
Advances (includes $9,708 and $10,490 at fair value under the fair value option, respectively)	92,005	95,599
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $3 and $3, respectively	2,205	2,381
Accrued interest receivable	171	228
Premises and equipment, net	25	25
Derivative assets	739	718
Other assets	124	135
Total Assets	$151,444	$152,423
Liabilities and Capital
Liabilities:
Deposits	$139	$134
Consolidated obligations, net:
Bonds (includes $24,943 and $20,872 at fair value under the fair value option, respectively)	115,464	121,120
Discount notes	22,951	19,527
Total consolidated obligations, net	138,415	140,647
Mandatorily redeemable capital stock	3,102	3,749
Accrued interest payable	497	467
Affordable Housing Program	169	174
Payable to REFCORP	18	37
Derivative liabilities	142	163
Other liabilities	842	104
Total Liabilities	143,324	145,475
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
85 shares and 83 shares, respectively	8,496	8,282
Restricted retained earnings	1,663	1,609
Accumulated other comprehensive loss:
Non-credit-related other-than-temporary impairment loss on available-for-sale securities	(1,079)	—
Non-credit-related other-than-temporary impairment loss on held-to-maturity securities	(952)	(2,934)
Other	(8)	(9)
Total accumulated other comprehensive loss	(2,039)	(2,943)
Total Capital	8,120	6,948
Total Liabilities and Capital	$151,444	$152,423

(a)	At March 31, 2011, and at December 31, 2010, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $58 at March 31, 2011, and $84 at December 31, 2010, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2011	2010
Interest Income:
Advances	$186	$321
Prepayment fees on advances, net	6	11
Federal funds sold	8	5
Trading securities	5	—
Available-for-sale securities	1	1
Held-to-maturity securities	227	288
Mortgage loans held for portfolio	28	36
Total Interest Income	461	662
Interest Expense:
Consolidated obligations:
Bonds	191	289
Discount notes	11	13
Mandatorily redeemable capital stock	3	3
Total Interest Expense	205	305
Net Interest Income	256	357
Provision for credit losses on mortgage loans	—	—
Net Interest Income After Mortgage Loan Loss Provision	256	357
Other Income/(Loss):
Net loss on trading securities	(1)	—
Total other-than-temporary impairment loss	(88)	(192)
Net amount of impairment loss reclassified (from)/to other comprehensive income	(21)	132
Net other-than-temporary impairment loss	(109)	(60)
Net loss on advances and consolidated obligation bonds held at fair value	(54)	(100)
Net gain/(loss) on derivatives and hedging activities	20	(36)
Other	2	1
Total Other Income/(Loss)	(142)	(195)
Other Expense:
Compensation and benefits	17	17
Other operating expense	10	12
Federal Housing Finance Agency	3	3
Office of Finance	2	2
Other	—	2
Total Other Expense	32	36
Income Before Assessments	82	126
REFCORP	15	22
Affordable Housing Program	7	11
Total Assessments	22	33
Net Income	$60	$93

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	4					4
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(18)					(18)
Comprehensive income:
Net income				93	93		93
Other comprehensive income/(loss):
Non-credit-related other-than-temporary impairment loss						(191)	(191)
Reclassification of non-credit-related other-than-temporary impairment loss included in net income						59	59
Accretion of non-credit-related other-than-temporary impairment loss						215	215
Total comprehensive income							176
Transfers to restricted retained earnings			87	(87)	—		—
Cash dividends paid on capital stock (0.26%)			—	(6)	(6)		(6)
Balance, March 31, 2010	86	$8,561	$1,326	$—	$1,326	$(3,501)	$6,386
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	—	34					34
Repurchase/redemption of capital stock	(3)	(317)					(317)
Capital stock reclassified from mandatorily redeemable capital stock, net	5	497					497
Comprehensive income:
Net income				60	60		60
Other comprehensive income/(loss):
Net unrealized gain on available-for-sale securities						1	1
Non-credit-related other-than-temporary impairment loss on available-for-sale securities:
Non-credit-related other-than-temporary impairment loss transferred from held-to-maturity securities						(1,768)	(1,768)
Net unrealized gain						689	689
Non-credit-related other-than-temporary impairment loss on held-to-maturity securities:
Non-credit-related other-than-temporary impairment loss						(83)	(83)
Reclassification of non-credit-related other-than-temporary impairment loss included in net income						104	104
Accretion of non-credit-related other-than-temporary impairment loss						193	193
Non-credit-related other-than-temporary impairment loss transferred to available-for-sale securities						1,768	1,768
Total comprehensive income							964
Transfers to restricted retained earnings			54	(54)	—		—
Cash dividends paid on capital stock (0.29%)			—	(6)	(6)		(6)
Balance, March 31, 2011	85	$8,496	$1,663	$—	$1,663	$(2,039)	$8,120

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$60	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4)	(4)
Change in net fair value adjustment on trading securities	1	—
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	54	100
Change in net fair value adjustment on derivatives and hedging activities	(148)	(115)
Net other-than-temporary impairment loss recognized in income	109	60
Net change in:
Accrued interest receivable	64	152
Other assets	3	3
Accrued interest payable	35	(39)
Other liabilities	(31)	3
Total adjustments	83	160
Net cash provided by operating activities	143	253
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	1,346	(9,675)
Premises and equipment	(2)	(2)
Trading securities:
Proceeds from maturities of long-term	1	1
Purchases of long-term	(1,033)	—
Held-to-maturity securities:
Net decrease/(increase) in short-term	2,524	(51)
Proceeds from maturities of long-term	1,737	1,786
Purchases of long-term	(2,860)	—
Advances:
Principal collected	44,738	68,372
Made to members	(41,319)	(47,113)
Mortgage loans held for portfolio:
Principal collected	177	127
Net cash provided by investing activities	5,309	13,445

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2011	2010
Cash Flows from Financing Activities:
Net change in:
Deposits	(119)	(129)
Net payments on derivative contracts with financing elements	24	30
Net proceeds from consolidated obligations:
Bonds issued	12,914	30,973
Discount notes issued	18,148	38,827
Payments for consolidated obligations:
Bonds matured or retired	(18,245)	(56,453)
Discount notes matured or retired	(14,728)	(32,279)
Proceeds from issuance of capital stock	34	4
Payments for repurchase/redemption of mandatorily redeemable capital stock	(150)	(3)
Payments for repurchase of capital stock	(317)	—
Cash dividends paid	(6)	(6)
Net cash used in financing activities	(2,445)	(19,036)
Net increase/(decrease) in cash and due from banks	3,007	(5,338)
Cash and due from banks at beginning of the period	755	8,280
Cash and due from banks at end of the period	$3,762	$2,942
Supplemental Disclosures:
Interest paid	$181	$344
Affordable Housing Program payments	12	14
REFCORP payments	34	12
Transfers of mortgage loans to real estate owned	1	1
Transfers of held-to-maturity securities to available-for-sale securities	5,322	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)
(Dollars in millions except per share amounts)

Note 1 — Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the Bank's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10‑K).

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

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). The Bank evaluated its investments in VIEs as of March 31, 2011, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of its VIEs as of March 31, 2011. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K. Other changes to these policies as of March 31, 2011, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012, for the Bank). The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance may result in increased financial statement disclosures, but will not have any effect on the Bank's financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructuring required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures was to be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring.

On April 5, 2011, the FASB issued guidance that clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Bank), and applies retrospectively to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance may result in increased financial statement disclosures, but will not have any effect on the Bank's financial condition, results of operations, or cash flows.

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of the credit risk inherent in the financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes in the allowance for credit losses and reasons for those changes. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that those disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010, with the exception of the required changes noted above related to the roll forward of activity for Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption did not result in increased financial statement disclosures and did not have any effect on the Bank's financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2011, and December 31, 2010, was as follows:

	March 31, 2011	December 31, 2010
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,367	$2,366
Temporary Liquidity Guarantee Program (TLGP)(1)	1,160	128
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	4	5
Total	$3,550	$2,519

(1)    TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2011, and December 31, 2010, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	March 31, 2011	December 31, 2010
Trading securities other than MBS:
Due in 1 year or less	$1,443	$—
Due after 1 year through 5 years	2,084	2,494
Subtotal	3,527	2,494
MBS:
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	4	5
Total MBS	23	25
Total	$3,550	$2,519

Interest Rate Payment Terms. Interest rate payment terms for trading securities at March 31, 2011, and December 31, 2010, are detailed in the following table:

	March 31, 2011	December 31, 2010
Estimated fair value of trading securities other than MBS:
Fixed rate	$800	$128
Adjustable rate	2,727	2,366
Subtotal	3,527	2,494
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	19	20
Collateralized mortgage obligations:
Fixed rate	4	5
Subtotal	23	25
Total	$3,550	$2,519

At March 31, 2011, 99.6% of the fixed rate trading securities were swapped to an adjustable rate. At December 31,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

2010, all of the fixed rate trading securities were swapped to an adjustable rate. At March 31, 2011, 77.7% of the adjustable rate trading securities were swapped to a different adjustable rate index. At December 31, 2010, 89.4% of the adjustable rate trading securities were swapped to a different adjustable rate index.

The net unrealized gain/(loss) on trading securities was immaterial for the three months ended March 31, 2011 and 2010, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities as of March 31, 2011, and December 31, 2010, were as follows:

March 31, 2011
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss) (AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP	$1,927	$—	$1	$(1)	$1,927
PLRMBS:
Prime	668	(192)	99	—	575
Alt-A, option ARM	352	(105)	16	—	263
Alt-A, other	6,070	(1,471)	574	—	5,173
Total PLRMBS	7,090	(1,768)	689	—	6,011
Total	$9,017	$(1,768)	$690	$(1)	$7,938

December 31, 2010

TLGP	$1,928	$—	$—	$(1)	$1,927

(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized).

Securities Transferred. As of March 31, 2011, the Bank transferred PLRMBS with credit-related OTTI during the first quarter of 2011 from its held-to-maturity portfolio to its available-for-sale portfolio. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of March 31, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. The total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The total unrealized losses below include non-credit-related OTTI recognized in AOCI net of subsequent unrealized changes in fair value related to the other-than-temporarily impaired securities. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP	$502	$1	$—	$—	$502	$1
PLRMBS:
Prime	—	—	569	93	569	93
Alt-A, option ARM	—	—	246	92	246	92
Alt-A, other	—	—	5,076	897	5,076	897
Total PLRMBS	—	—	5,891	1,082	5,891	1,082
Total	$502	$1	$5,891	$1,082	$6,393	$1,083

December 31, 2010

TLGP	$1,348	$1	$—	$—	$1,348	$1

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of March 31, 2011, and December 31, 2010, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$593	$593	$—	$—
Due after 1 year through 5 years	1,334	1,334	1,928	1,927
Subtotal	1,927	1,927	1,928	1,927
PLRMBS:
Prime	668	575	—	—
Alt-A, option ARM	352	263	—	—
Alt-A, other	6,070	5,173	—	—
Total PLRMBS	7,090	6,011	—	—
Total	$9,017	$7,938	$1,928	$1,927

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $4 at March 31, 2011, and net premiums of $5 at December 31, 2010. At March 31, 2011, the carrying value of the Bank's PLRMBS classified as available-for-sale included net discounts of $1, credit-related OTTI of $816 (including interest accretion adjustments of $29), non-credit-related OTTI of $1,768, and net unrealized gains of $689.

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at March 31, 2011, and December 31, 2010, are shown in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2011	December 31, 2010
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$1,927	$1,928
Subtotal	1,927	1,928
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,124	—
Adjustable rate	2,966	—
Subtotal	7,090	—
Total	$9,017	$1,928

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2011	December 31, 2010
Collateralized mortgage obligations:
Converts in 1 year or less	$53	$—
Converts after 1 year through 5 years	1,158	—
Converts after 5 years through 10 years	388	—
Total	$1,599	$—

The Bank does not own PLRMBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$5,311	$—	$5,311	$—	$—	$5,311
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	712	—	712	—	(123)	589
Subtotal	7,823	—	7,823	—	(123)	7,700
MBS:
Other U.S. obligations – Ginnie Mae	234	—	234	—	—	234
GSEs:
Freddie Mac	2,954	—	2,954	81	(12)	3,023
Fannie Mae	7,744	—	7,744	215	(13)	7,946
Subtotal GSEs	10,698	—	10,698	296	(25)	10,969
PLRMBS:
Prime	3,241	(116)	3,125	53	(200)	2,978
Alt-A, option ARM	1,328	(481)	847	89	(9)	927
Alt-A, other	3,587	(355)	3,232	155	(305)	3,082
Subtotal PLRMBS	8,156	(952)	7,204	297	(514)	6,987
Total MBS	19,088	(952)	18,136	593	(539)	18,190
Total	$26,911	$(952)	$25,959	$593	$(662)	$25,890

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,834	$—	$6,834	$—	$—	$6,834
Commercial paper	2,500	—	2,500	—	—	2,500
Housing finance agency bonds	743	—	743	—	(119)	624
TLGP	301	—	301	—	—	301
Subtotal	10,378	—	10,378	—	(119)	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	—	33	—	—	33
GSEs:
Freddie Mac	2,326	—	2,326	92	(15)	2,403
Fannie Mae	5,922	—	5,922	220	(12)	6,130
Subtotal GSEs	8,248	—	8,248	312	(27)	8,533
PLRMBS:
Prime	4,285	(330)	3,955	153	(238)	3,870
Alt-A, option ARM	1,751	(653)	1,098	83	(10)	1,171
Alt-A, other	10,063	(1,951)	8,112	694	(458)	8,348
Subtotal PLRMBS	16,099	(2,934)	13,165	930	(706)	13,389
Total MBS	24,380	(2,934)	21,446	1,242	(733)	21,955
Total	$34,758	$(2,934)	$31,824	$1,242	$(852)	$32,214

(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.
(2)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Securities Transferred. As of March 31, 2011, the Bank transferred PLRMBS with credit-related OTTI during the first quarter of 2011 from its held-to-maturity portfolio to its available-for-sale portfolio. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 4 – Available-for-Sale Securities and Note 6 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,311	$—	$—	$—	$3,311	$—
Commercial paper	650	—	—	—	650	—
Housing finance agency bonds	—	—	589	123	589	123
Subtotal	3,961	—	589	123	4,550	123
MBS:
Other U.S. obligations – Ginnie Mae	26	—	4	—	30	—
GSEs:
Freddie Mac	786	12	26	—	812	12
Fannie Mae	979	8	87	4	1,066	12
Subtotal GSEs	1,765	20	113	4	1,878	24
PLRMBS(1):
Prime	101	1	2,591	315	2,692	316
Alt-A, option ARM	—	—	927	490	927	490
Alt-A, other	—	—	3,045	661	3,045	661
Subtotal PLRMBS	101	1	6,563	1,466	6,664	1,467
Total MBS	1,892	21	6,680	1,470	8,572	1,491
Total	$5,853	$21	$7,269	$1,593	$13,122	$1,614

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,438	$—	$—	$—	$4,438	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	624	119	624	119
Subtotal	5,938	—	624	119	6,562	119
MBS:
Other U.S. obligations – Ginnie Mae	20	—	5	—	25	—
GSEs:
Freddie Mac	497	15	27	—	524	15
Fannie Mae	623	8	91	4	714	12
Subtotal GSEs	1,120	23	118	4	1,238	27
PLRMBS(1):
Prime	4	—	3,339	568	3,343	568
Alt-A, option ARM	—	—	1,150	663	1,150	663
Alt-A, other	—	—	8,307	2,409	8,307	2,409
Subtotal PLRMBS	4	—	12,796	3,640	12,800	3,640
Total MBS	1,144	23	12,919	3,644	14,063	3,667
Total	$7,082	$23	$13,543	$3,763	$20,625	$3,786

(1)    Includes securities with gross unrecognized holding losses of $514 and $706 at March 31, 2011, and December 31, 2010, respectively, and securities with non-credit-related OTTI charges of $952 and $2,934 that have been recognized in AOCI at March 31, 2011, and December 31, 2010, respectively.

As indicated in the tables above, as of March 31, 2011, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $1,614, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2011, and December 31, 2010, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$7,111	$7,111	$7,111
Due after 1 year through 5 years	5	5	5
Due after 5 years through 10 years	24	24	22
Due after 10 years	683	683	562
Subtotal	7,823	7,823	7,700
MBS:
Other U.S. obligations – Ginnie Mae	234	234	234
GSEs:
Freddie Mac	2,954	2,954	3,023
Fannie Mae	7,744	7,744	7,946
Subtotal GSEs	10,698	10,698	10,969
PLRMBS:
Prime	3,241	3,125	2,978
Alt-A, option ARM	1,328	847	927
Alt-A, other	3,587	3,232	3,082
Subtotal PLRMBS	8,156	7,204	6,987
Total MBS	19,088	18,136	18,190
Total	$26,911	$25,959	$25,890

December 31, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,635	$9,635	$9,635
Due after 1 year through 5 years	7	7	7
Due after 5 years through 10 years	26	26	23
Due after 10 years	710	710	594
Subtotal	10,378	10,378	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	33	33
GSEs:
Freddie Mac	2,326	2,326	2,403
Fannie Mae	5,922	5,922	6,130
Subtotal GSEs	8,248	8,248	8,533
PLRMBS:
Prime	4,285	3,955	3,870
Alt-A, option ARM	1,751	1,098	1,171
Alt-A, other	10,063	8,112	8,348
Subtotal PLRMBS	16,099	13,165	13,389
Total MBS	24,380	21,446	21,955
Total	$34,758	$31,824	$32,214

(1)    Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At March 31, 2011, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $29, credit-related OTTI of $291 (including interest accretion adjustments of $10), and non-credit-related OTTI of $952. At December 31, 2010, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $14, credit-related OTTI of $995 (including interest accretion adjustments of $36), and non-credit-related OTTI of $2,934.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2011, and December 31, 2010, are detailed in the following table:

	March 31, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$7,111	$9,635
Adjustable rate	712	743
Subtotal	7,823	10,378
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,283	2,461
Adjustable rate	160	169
Collateralized mortgage obligations:
Fixed rate	9,312	11,097
Adjustable rate	7,333	10,653
Subtotal	19,088	24,380
Total	$26,911	$34,758

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2011	December 31, 2010
Passthrough securities:
Converts in 1 year or less	$42	$36
Converts after 1 year through 5 years	1,356	1,484
Converts after 5 years through 10 years	862	917
Total	$2,260	$2,437
Collateralized mortgage obligations:
Converts in 1 year or less	$722	$864
Converts after 1 year through 5 years	2,153	3,615
Converts after 5 years through 10 years	137	561
Total	$3,012	$5,040

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 6 — Other-Than-Temporary Impairment Analysis

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of March 31, 2011, assumed current-to-trough housing price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 10% over the 3- to 9-month periods beginning January 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase 0% to 2.8% in the first year, 0% to 3% in the second year, 1.5% to 4% in the third year, 2% to 5% in the fourth year, 2% to 6% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

For all the PLRMBS in its available-for-sale and held-to-maturity portfolio, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2011 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	9.7	7.4-10.4	52.2	46.4-57.8	43.8	41.0-47.6	30.4	29.8-31.1
2006	6.8	6.8	34.8	34.8	48.7	48.7	6.8	6.8
2005	7.6	7.6	50.2	50.2	32.4	32.4	15.8	15.8
2004 and earlier	12.7	11.3-13.5	20.8	8.1-25.3	30.3	26.4-31.3	9.1	8.3-11.0
Total Prime	10.2	6.8-13.5	46.4	8.1-57.8	41.2	26.4-48.7	26.0	6.8-31.1
Alt-A, option ARM
2006	6.0	4.8-7.5	81.4	74.5-87.3	57.9	48.7-65.6	36.4	32.8-39.5
2005	8.5	6.5-10.6	65.7	53.1-76.2	45.6	40.0-51.8	23.4	14.8-29.4
Total Alt-A, option ARM	7.3	4.8-10.6	73.1	53.1-87.3	51.4	40.0-65.6	29.6	14.8-39.5
Alt-A, other
2007	8.9	6.5-11.9	55.6	25.8-80.2	50.5	43.4-58.6	17.3	7.9-45.1
2006	9.6	3.2-11.5	48.4	32.8-82.6	50.9	40.4-57.3	21.0	6.6-34.7
2005	10.2	6.6-14.9	35.2	13.9-71.8	46.6	31.8-61.2	13.5	6.1-22.9
2004 and earlier	14.2	10.5-15.1	31.0	27.4-45.9	46.0	44.8-50.7	16.0	14.6-21.6
Total Alt-A, other	9.7	3.2-15.1	44.0	13.9-82.6	48.8	31.8-61.2	16.4	6.1-45.1
Total	9.6	3.2-15.1	46.2	8.1-87.3	48.3	26.4-65.6	18.1	6.1-45.1

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

The Bank recognized credit-related OTTI charges of $109 and $60 in “Other Income/(Loss)” for the first quarter of 2011 and 2010, respectively, and recognized non-credit-related OTTI charges of $21 and $132 in “Other comprehensive income/(loss)” for the first quarter of 2011 and 2010, respectively.

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $193 and $215 from AOCI, increasing the carrying value of the respective PLRMBS classified as held-to-maturity for the first quarter of 2011 and 2010, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

For certain other-than-temporarily impaired securities that had previously been impaired and subsequently incurred additional OTTI related to credit loss, the additional credit-related OTTI, up to the amount in AOCI, was reclassified out of non-credit-related OTTI in AOCI and charged to earnings. This amount was $109 and $59 for the first quarter of 2011 and 2010, respectively.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2011 and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance, beginning of the period	$952	$628
Charges on securities for which OTTI was not previously recognized	—	1
Additional charges on securities for which OTTI was previously recognized(1)	109	59
Balance, end of the period	$1,061	$688

(1)    For the three months ended March 31, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the three months ended March 31, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2010.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers' creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

As of March 31, 2011, the Bank elected to transfer all its PLRMBS that incurred a credit-related OTTI charge during the first quarter of 2011 from the Bank's held-to-maturity portfolio to its available-for-sale portfolio. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to its available-for-sale portfolio. These transfers allow the Bank the option to decide to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank has no current plans to sell its other-than-temporarily impaired securities nor is it under any requirement to sell these securities.

The following table summarizes the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the first quarter of 2011. The amounts below represent the values as of March 31, 2011.

March 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Gross Unrecognized Holding Gains(1)	Gross Unrecognized Holding Losses(1)	Estimated Fair Value
PLRMBS:
Prime	$668	$(192)	$99	$—	$575
Alt-A, option ARM	352	(105)	16	—	263
Alt-A, other	6,070	(1,471)	574	—	5,173
Total	$7,090	$(1,768)	$689	$—	$6,011

(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended March 31, 2011 and 2010, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$740	$668	$575	$—	$—	$—	$—
Alt-A, option ARM	533	352	263	—	—	—	—
Alt-A, other	6,633	6,070	5,173	—	—	—	—
Total	$7,906	$7,090	$6,011	$—	$—	$—	$—

March 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$719	$696	$453	$487
Alt-A, option ARM	—	—	—	1,536	1,402	756	791
Alt-A, other	—	—	—	5,212	4,899	3,357	3,652
Total	$—	$—	$—	$7,467	$6,997	$4,566	$4,930

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at March 31, 2011, and December 31, 2010, by loan collateral type:

March 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$740	$668	$575	$509	$467	$351	$402
Alt-A, option ARM	533	352	263	1,466	1,302	820	908
Alt-A, other	6,633	6,070	5,173	1,497	1,420	1,065	1,219
Total	$7,906	$7,090	$6,011	$3,472	$3,189	$2,236	$2,529

December 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,263	$1,159	$829	$978
Alt-A, option ARM	—	—	—	2,047	1,723	1,070	1,154
Alt-A, other	—	—	—	7,900	7,338	5,388	6,079
Total	$—	$—	$—	$11,210	$10,220	$7,287	$8,211

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011			March 31, 2010
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$11	$(2)	$9	$6	$53	$59
Alt-A, option ARM	24	(18)	6	15	(14)	1
Alt-A, other	74	(1)	73	39	93	132
Total	$109	$(21)	$88	$60	$132	$192

For the Bank's PLRMBS that were not other-than-temporarily impaired as of March 31, 2011, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2011, the gross unrealized losses on these remaining PLRMBS are temporary. Thirty seven percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (23% were rated AAA), and the remaining 63% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of March 31, 2011, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at March 31, 2011, and all of the securities matured prior to the date of this report. As a result, the Bank has recovered the entire amortized cost basis of these securities.

As of March 31, 2011, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $123. These gross unrealized losses were mainly due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of March 31, 2011, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at March 31, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of March 31, 2011, all the gross unrealized losses on its TLGP investments are temporary.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of March 31, 2011, all of the gross unrealized losses on its agency MBS are temporary.

Note 7 — Advances

The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.06% to 8.57% at March 31, 2011, and 0.03% to 8.57% at December 31, 2010, as summarized below.

	March 31, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$53,886	0.77%	$52,051	0.97%
After 1 year through 2 years	8,697	1.88	11,687	1.92
After 2 years through 3 years	14,316	1.29	17,038	1.17
After 3 years through 4 years	2,969	2.70	2,310	2.81
After 4 years through 5 years	4,973	2.04	5,115	2.14
After 5 years	6,649	1.87	6,708	1.92
Total par amount	91,490	1.17%	94,909	1.30%
Valuation adjustments for hedging activities	272		363
Valuation adjustments under fair value option	243		327
Total	$92,005		$95,599

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $7,111 at March 31, 2011, and $7,335 at December 31, 2010. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $415 at March 31, 2011, and $283 at December 31, 2010.

The Bank's advances at March 31, 2011, and December 31, 2010, included $2,175 and $2,437, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Within 1 year	$54,297	$52,328	$55,591	$54,145
After 1 year through 2 years	8,692	11,692	8,391	11,053
After 2 years through 3 years	14,297	17,035	14,048	16,828
After 3 years through 4 years	2,951	2,300	2,782	2,160
After 4 years through 5 years	4,915	5,084	4,770	4,812
After 5 years	6,338	6,470	5,908	5,911
Total par amount	$91,490	$94,909	$91,490	$94,909

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2011 and 2010. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the first quarter of 2011 and 2010.

	March 31, 2011		Three Months Ended March 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.(2)	$26,692	29%	$18	6%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	24,200	26	31	11
JPMorgan Chase Bank, National Association(3)	1,571	2	9	3
Subtotal JPMorgan Chase & Co.	25,771	28	40	14
Bank of America California, N.A.	8,850	10	25	9
OneWest Bank, FSB	5,499	6	36	13
Union Bank, N.A.	4,750	5	15	6
Subtotal	71,562	78	134	48
Others	19,928	22	145	52
Total	$91,490	100%	$279	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2010		Three Months Ended March 31, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$34,159	31%	$22	4%
JPMorgan Chase & Co.:
JPMorgan Chase Bank, National Association(3)	13,615	12	137	27
JPMorgan Bank & Trust Company, National Association	5,500	5	2	—
Subtotal JPMorgan Chase & Co.	19,115	17	139	27
Bank of America Corporation:
Bank of America California, N.A.	13,404	12	29	6
Bank of America, NA	130	—	—	—
Subtotal Bank of America Corporation	13,534	12	29	6
Wells Fargo Bank, N.A.(3)	11,173	10	31	6
OneWest Bank, FSB	6,427	6	57	12
Subtotal	84,408	76	278	55
Others	26,646	24	228	45
Total	$111,054	100%	$506	100%

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
(2)    On April 4, 2011, Citibank (South Dakota), National Association (Citibank South Dakota) filed a Form 8-K with the Securities and Exchange Commission and reported that on March 29, 2011, Citibank South Dakota entered into a Plan of Merger (Merger Agreement) with its affiliate Citibank, N.A., a national banking association (Citibank, N.A.). Citibank, N.A., is a member of the Bank and one of its largest borrowers. According to the Form 8‑K, subject to the terms of the Merger Agreement and stockholder and regulatory approvals, Citibank South Dakota will be merged into Citibank, N.A. In accordance with the Merger Agreement, the main office of Citibank, N.A., will be in Sioux Falls, South Dakota. In that case, Citibank, N.A., would no longer be eligible for membership in the Bank and would no longer be able to take out new advances from the Bank.
(3)    Nonmember institutions.
(4)    Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of March 31, 2011, two of the advances borrowers and their affiliates (Citibank, N.A., and JPMorgan Chase & Co.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see
Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2011, and December 31, 2010, are detailed below:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2011	December 31, 2010
Par amount of advances:
Fixed rate:
Due within 1 year	$19,449	$19,800
Due after 1 year	19,537	24,191
Total fixed rate	38,986	43,991
Adjustable rate
Due within 1 year	34,437	32,251
Due after 1 year	18,067	18,667
Total adjustable rate	52,504	50,918
Total par amount	$91,490	$94,909

At March 31, 2011, and December 31, 2010, 70.7% and 71.0% of the fixed rate advances were swapped to an adjustable rate, and 2.5% and 2.6% of the adjustable rate advances were swapped to a different adjustable rate index.

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

	Three Months Ended
	March 31, 2011	March 31, 2010
Prepayment fees received	$33	$19
Fair value adjustments	(27)	(8)
Net	$6	$11
Advance principal prepaid	$675	$6,404

Note 8 — Mortgage Loans Held for Portfolio

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

The following table presents information as of March 31, 2011, and December 31, 2010, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2011	December 31, 2010
Fixed rate medium-term mortgage loans	$651	$706
Fixed rate long-term mortgage loans	1,573	1,694
Subtotal	2,224	2,400
Net unamortized discounts	(16)	(16)
Mortgage loans held for portfolio	2,208	2,384
Less: Allowance for credit losses	(3)	(3)
Total mortgage loans held for portfolio, net	$2,205	$2,381

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of more than 15 years.

The participating member and the Bank share the risk of credit losses on conventional MPF loan products by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower's equity. Under the MPF Program, the participating member's credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the participating member or may be a supplemental mortgage insurance policy paid for by the participating member, and may include a contingent performance-based credit enhancement fee payable to the participating member. The participating member is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation.

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. In the first quarter of 2011, the credit enhancement fees were insignificant. In the first quarter of 2010, the Bank reduced net interest income for credit enhancement fees totaling $1.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at March 31, 2011, and December 31, 2010.

March 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,750	79%	14,666	72%
OneWest Bank, FSB	292	13	4,037	20
Subtotal	2,042	92	18,703	92
Others	182	8	1,636	8
Total	$2,224	100%	20,339	100%

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

For information related to the Bank's credit risk on mortgage loans and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of its portfolio segments: credit products, mortgage loans held for portfolio, securities purchased under agreements to resell, and Federal funds sold.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Products. Following the requirements of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), the Bank obtains sufficient collateral for credit products to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. The Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis. For more information on security terms, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank's 2010 Form 10-K.

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

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit risk of loss while taking into account borrowers' needs for a reliable source of funding. At March 31, 2011, and December 31, 2010, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the first quarter of 2011 and during 2010.

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

Four member institutions were placed into receivership during the first quarter of 2011. One institution had no advances outstanding at the time it was placed into receivership. The advances outstanding to the remaining three institutions were assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by one of the institutions totaling $2 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other three institutions was transferred to other member institutions.

From April 1, 2011, to April 29, 2011, one member institution was placed into receivership. The advances outstanding to this institution was assumed by another member institution, and no losses were incurred by the Bank. The Bank capital stock held by this institution was transferred to another member institution.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

loans is recognized in the same manner as nonaccrual loans noted below.

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

The following table presents information on delinquent mortgage loans as of March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
	Recorded Investment (1)	Recorded Investment (1)
30 – 59 days delinquent	$24	$27
60 – 89 days delinquent	9	8
90 days or more delinquent	32	29
Total past due	65	64
Total current loans	2,153	2,330
Total mortgage loans	$2,218	$2,394
In process of foreclosure, included above(2)	$19	$18
Nonaccrual loans	$32	$30
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	1.45%	1.23%

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

The Bank's average recorded investment in impaired loans totaled $30 and $24 for the first quarter of 2011 and 2010, respectively. The Bank did not recognize any interest income for impaired loans in the first quarter of 2011 and 2010. In addition, an insignificant amount of the Bank's MPF loans were classified as troubled debt restructurings at March 31, 2011.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance, beginning of the period	$3.3	$2.0
Chargeoffs – transferred to real estate owned (REO)	(0.4)	(0.4)
Provision for/(recovery of) credit losses	0.3	0.4
Balance, end of the period	$3.2	$2.0
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.01%
Ending balance, individually evaluated for impairment(1)	$—
Ending balance, collectively evaluated for impairment	$3.2
Recorded investment, end of the period(2)	$2,218.0
Individually evaluated for impairment	$0.1
Collectively evaluated for impairment	$2,217.9

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

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 as of March 31, 2011, and $0.3 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.2 as of March 31, 2011, and $0.1 as of December 31, 2010.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If it is, the Bank records an allowance for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $2.3 as of March 31, 2011, and $2.2 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $0.4 as of March 31, 2011, and $0.7 as of December 31, 2010.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at March 31, 2011, and December 31, 2010.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2011, and December 31, 2010, were repaid according to the contractual terms.
Note 10 — Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as non-interest-bearing deposits.

Deposits as of March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
Interest-bearing deposits:
Demand and overnight	$126	$110
Term	10	16
Other	1	2
Total interest-bearing deposits	137	128
Non-interest-bearing deposits	2	6
Total	$139	$134

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2011, and December 31, 2010, are detailed in the following table:

	March 31, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$10	0.05%	$16	0.06%
Adjustable rate	127	0.01	112	0.01
Total interest-bearing deposits	137	0.01	128	0.02
Non-interest-bearing deposits	2	—	6	—
Total	$139	0.01%	$134	0.02%

The aggregate amount of time deposits with a denomination of $0.1 or more was $10 at March 31, 2011, and $16 at December 31, 2010. These time deposits were scheduled to mature within three months.

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Federal Housing Finance Agency (Finance Agency), the successor agency to the Federal Housing Finance Board, and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at March 31, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$67,119	1.27%	$68,636	1.53%
After 1 year through 2 years	13,324	1.55	18,154	0.99
After 2 years through 3 years	13,007	3.23	15,557	3.06
After 3 years through 4 years	2,169	2.66	2,228	2.69
After 4 years through 5 years	7,648	2.02	5,913	1.92
After 5 years	10,954	3.82	9,100	3.96
Index amortizing notes	5	4.61	5	4.61
Total par amount	114,226	1.85%	119,593	1.87%
Net unamortized premiums/(discounts)	51		10
Valuation adjustments for hedging activities	1,290		1,627
Fair value option valuation adjustments	(103)		(110)
Total	$115,464		$121,120

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $16,363 at March 31, 2011, and $17,617 at December 31, 2010. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $13,233 at March 31, 2011, and $13,853 at December 31, 2010. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	March 31, 2011	December 31, 2010
Par amount of consolidated obligation bonds:
Non-callable	$97,863	$101,976
Callable	16,363	17,617
Total par amount	$114,226	$119,593

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at March 31, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Within 1 year	$81,656	$81,318
After 1 year through 2 years	13,674	18,299
After 2 years through 3 years	11,127	12,897
After 3 years through 4 years	1,333	1,208
After 4 years through 5 years	2,200	1,610
After 5 years	4,231	4,256
Index amortizing notes	5	5
Total par amount	$114,226	$119,593

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

	March 31, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$22,964	0.19%	$19,540	0.21%
Unamortized discounts	(13)		(13)
Total	$22,951		$19,527

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2011, and December 31, 2010, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2010 Form 10-K.

	March 31, 2011	December 31, 2010
Par amount of consolidated obligations:
Bonds:
Fixed rate	$72,085	$80,766
Adjustable rate	35,945	33,300
Step-up	5,303	4,843
Step-down	230	215
Fixed rate that converts to adjustable rate	513	419
Adjustable rate that converts to fixed rate	35	35
Range bonds	110	10
Index amortizing notes	5	5
Total bonds, par	114,226	119,593
Discount notes, par	22,964	19,540
Total consolidated obligations, par	$137,190	$139,133

At March 31, 2011, and December 31, 2010, 85.7% and 86.2% of the fixed rate bonds were swapped to an adjustable rate, and 96.3% and 96.0% of the adjustable rate bonds were swapped to a different adjustable rate index. At March 31, 2011, and December 31, 2010, 73.4% and 63.3% of the fixed rate discount notes were swapped to an adjustable rate.

Note 12 — Capital

Capital Requirements. Under the Housing and Economic Recovery Act of 2008 (Housing Act), the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock that is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock.

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

As of March 31, 2011, and December 31, 2010, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Risk-based capital	$4,182	$13,261	$4,209	$13,640
Total regulatory capital	$6,058	$13,261	$6,097	$13,640
Total regulatory capital ratio	4.00%	8.76%	4.00%	8.95%
Leverage capital	$7,572	$19,891	$7,621	$20,460
Leverage ratio	5.00%	13.13%	5.00%	13.42%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $3,102 outstanding to 52 institutions at March 31, 2011, and $3,749 outstanding to 50 institutions at December 31, 2010. The change in mandatorily redeemable capital stock for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at the beginning of the period	$3,749	$4,843
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	1	—
Termination of membership	2	18
Acquired by/transferred to members(1)	(500)	—
Redemption of mandatorily redeemable capital stock	(23)	(3)
Repurchase of excess mandatorily redeemable capital stock	(127)	—
Balance at the end of the period	$3,102	$4,858

(1)    During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank's outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2011, the Bank allowed the transfer of excess stock totaling $500 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $3 and $3 were recorded as interest expense for the three months ended March 31, 2011 and 2010, respectively.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Contractual Redemption Period	March 31, 2011	December 31, 2010
Within 1 year	$41	$58
After 1 year through 2 years	52	58
After 2 years through 3 years	1,258	1,797
After 3 years through 4 years	1,478	1,538
After 4 years through 5 years	273	298
Total	$3,102	$3,749

Retained Earnings and Dividend Policy. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $149 at March 31, 2011, and $148 at December 31, 2010. In accordance with this provision, the amount increased by $1 in the first quarter of 2011 as a result of net unrealized gains resulting from valuation adjustments during this period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,514 at March 31, 2011, and $1,461 at December 31, 2010.

For more information on these two categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.

Joint Capital Enhancement Agreement – Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank. Depending on the earnings of the FHLBanks, the FHLBanks' Resolution Funding Corporation (REFCORP) obligations could be satisfied as of the end of the second quarter of 2011. The intent of the Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank is currently required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds. The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

previous quarter. These restricted retained earnings will not be available to pay dividends. For more information on the Agreement, see “Item 8. Financial Statements and Supplementary Data – Note 23 – Subsequent Events” in the Bank's 2010 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $9 at an annualized rate of 0.29% in the first quarter of 2011, and $9 at an annualized rate of 0.27% in the first quarter of 2010.

On April 28, 2011, the Bank's Board of Directors declared a cash dividend for the first quarter of 2011 at an annualized dividend rate of 0.31%. The Bank recorded the first quarter dividend on April 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about May 12, 2011.

The Bank will pay the first quarter 2011 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock held by a member in excess of its minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of March 31, 2011, the Bank's excess capital stock totaled $6,388, or 4.22% of total assets.

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

The Bank's surplus capital stock repurchase policy provides for the Bank to repurchase excess stock that constitutes surplus stock, at the Bank's discretion and subject to certain statutory and regulatory requirements, if a member has surplus capital stock as of the last business day of the quarter. A member's surplus capital stock is defined as any stock held by a member in excess of 115% of its minimum capital stock requirement, generally excluding stock dividends earned and credited for the current year.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created by declining advances balances in 2010 and the first quarter of 2011. The Bank opted to maintain its strong regulatory capital position, while repurchasing $445 in excess capital stock in the first quarter of 2011. The Bank did not repurchase excess stock in the first quarter of 2010.

During the first quarter of 2011, the five-year redemption period for $22 in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On April 28, 2011, the Bank announced that it plans to repurchase up to $500 in excess capital stock on May 16, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6,388 as of March 31, 2011, which included surplus capital stock of $5,796.

For more information on excess and surplus capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citibank, N.A.(1)	$3,309	29%	$3,445	29%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,536	13	1,099	9
JPMorgan Chase Bank, National Association(2)	1,023	9	1,566	13
Subtotal JPMorgan Chase & Co.	2,559	22	2,665	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,357	11	1,435	12
Wells Fargo Financial National Bank	5	—	5	—
Subtotal Wells Fargo & Company	1,362	11	1,440	12
Total capital stock ownership over 10%	7,230	62	7,550	63
Others	4,369	38	4,481	37
Total	$11,599	100%	$12,031	100%

(1)    On April 4, 2011, Citibank (South Dakota), National Association (Citibank South Dakota) filed a Form 8-K with the Securities and Exchange Commission and reported that on March 29, 2011, Citibank South Dakota entered into a Plan of Merger (Merger Agreement) with its affiliate Citibank, N.A., a national banking association (Citibank, N.A.). Citibank, N.A., is a member of the Bank and one of its largest borrowers. According to the Form 8‑K, subject to the terms of the Merger Agreement and stockholder and regulatory approvals, Citibank South Dakota will be merged into Citibank, N.A. In accordance with the Merger Agreement, the main office of Citibank, N.A., will be in Sioux Falls, South Dakota. In that case, Citibank, N.A., would no longer be eligible for membership in the Bank. On the date of the merger, the capital stock held by Citibank, N.A., will be reclassified as mandatorily redeemable capital stock.
(2)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Note 13 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

incorporated into the Bank's overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank's 2010 Form 10-K.

The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three months ended March 31, 2011 and 2010.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
March 31, 2011	$93	$133	$226	$(23)	$(10)	$3	$256	$(142)	$32	$82
March 31, 2010	138	138	276	(20)	(64)	3	357	(195)	36	126

(1)    Does not include credit-related OTTI charges of $109 and $60 for the three months ended March 31, 2011 and 2010, respectively.
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

The following table presents total assets by operating segment at March 31, 2011, and December 31, 2010.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2011	$124,925	$26,519	$151,444
December 31, 2010	128,424	23,999	152,423

Note 14 — Derivatives and Hedging Activities

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

Additional active uses of interest rate exchange agreements include: (i) offsetting interest rate caps, floors, corridors, or collars embedded in adjustable rate advances made to members, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (iv) reducing the interest rate sensitivity and modifying the repricing gaps of assets and liabilities, and (v) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank's use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a forecasted transaction, (iii) a cash flow hedge of an underlying financial instrument, (iv) an economic hedge for specific asset and liability management purposes, or (v) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $950 at March 31, 2011, and $960 at December 31, 2010. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2011, and December 31, 2010, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2011, or the twelve months ended December 31, 2010.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $182,301 and $190,410 at March 31, 2011, and December 31, 2010, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	March 31, 2011	December 31, 2010
Total net exposure at fair value(1)	$1,420	$1,525
Cash collateral held	29	807
Net exposure after cash collateral	1,391	718
Other collateral held	710	697
Net exposure after collateral	$681	$21

(1)    Includes net accrued interest receivable of $322 and $253 as of March 31, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from each of the major credit rating agencies to various rights and obligations. In several of the Bank's derivatives agreements, if the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Bank's debt rating falls below A, the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position at March 31, 2011, was $125, for which the Bank had posted collateral of $59 in the normal course of business. If the credit rating of the Bank's debt had been lowered to AAA/Aa, then the Bank would have been required to deliver up to an additional $50 of collateral (at fair value) to its derivatives counterparties at March 31, 2011. At March 31, 2011, the Bank's credit ratings continued to be AAA/Aaa.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2011, and December 31, 2010. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

	March 31, 2011			December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$74,604	$1,561	$341	$84,131	$1,816	$429
Total	74,604	1,561	341	84,131	1,816	429
Derivatives not designated as hedging instruments:
Interest rate swaps	105,621	503	437	104,193	518	535
Interest rate caps, floors, corridors, and/or collars	2,076	16	22	2,086	17	24
Total	107,697	519	459	106,279	535	559
Total derivatives before netting and collateral adjustments	$182,301	2,080	800	$190,410	2,351	988
Netting adjustments by counterparty		(661)	(661)		(826)	(826)
Cash collateral and related accrued interest		(680)	3		(807)	1
Total collateral and netting adjustments(1)		(1,341)	(658)		(1,633)	(825)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$739	$142		$718	$163

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2011 and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2011	March 31, 2010
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships - hedge ineffectiveness by derivative type:
Interest rate swaps	$1	$4
Total net gain related to fair value hedge ineffectiveness	1	4
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	28	26
Interest rate caps, floors, corridors, and/or collars	1	(2)
Net interest settlements	(10)	(64)
Total net gain/(loss) related to derivatives not designated as hedging instruments	19	(40)
Net gain/(loss) on derivatives and hedging activities	$20	$(36)

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011				March 31, 2010
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$82	$(81)	$1	$(84)	$38	$(39)	$(1)	$(168)
Consolidated obligation bonds	(314)	314	—	330	8	(3)	5	511
Total	$(232)	$233	$1	$246	$46	$(42)	$4	$343

(1)    The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three months ended March 31, 2011 and 2010, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2011, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 15 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following table presents the carrying value and the fair value of the Bank's financial instruments at March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,762	$3,761	$755	$755
Federal funds sold	14,966	14,966	16,312	16,312
Trading securities	3,550	3,550	2,519	2,519
Available-for-sale securities	7,938	7,938	1,927	1,927
Held-to-maturity securities	25,959	25,890	31,824	32,214
Advances (includes $9,708 and $10,490 at fair value under the fair value option, respectively)	92,005	92,251	95,599	95,830
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,205	2,325	2,381	2,511
Accrued interest receivable	171	171	228	228
Derivative assets(1)	739	739	718	718
Liabilities
Deposits	139	139	134	134
Consolidated obligations:
Bonds (includes $24,943 and $20,872 at fair value under the fair value option, respectively)	115,464	115,635	121,120	121,338
Discount notes	22,951	22,955	19,527	19,528
Mandatorily redeemable capital stock	3,102	3,102	3,749	3,749
Accrued interest payable	497	497	467	467
Derivative liabilities(1)	142	142	163	163
Other
Standby letters of credit	24	24	26	26
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Investment Securities – FFCB, TLGP, and Housing Finance Agency Bonds and MBS – Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for these securities from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each security using a formula that is based on the number of prices received. If four prices are received, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness based on differences among pricing vendors using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that the Bank believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to a price challenge of pricing vendors, a comparison to the prices for similar securities and/or to non-binding dealer estimates, or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the vendor prices for each security, as defined by the tolerance thresholds, supports the Bank's conclusion that the final assigned prices are reasonable estimates of fair value. Securities classified as trading are recorded at fair value on a recurring basis.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of March 31, 2011, the spread adjustment to the CO Curve ranged from 4 to 19 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency commitment rates adjusted for differences in coupon and seasoning. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Loans to Other FHLBanks – Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

Accrued Interest Receivable and Payable – The estimated fair value approximates the recorded carrying value of accrued interest receivable and accrued interest payable.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments – The estimated fair value of the Bank's commitments to extend credit was immaterial at March 31, 2011, and December 31, 2010. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2011:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,367	$—	$—	$2,367
TLGP	—	1,160	—	—	1,160
MBS:
Other U.S. obligations – Ginnie Mae	—	19	—	—	19
GSEs – Fannie Mae	—	4	—		4
Total trading securities	—	3,550	—	—	3,550
Available-for-sale securities:
TLGP	—	1,927	—	—	1,927
PLRMBS	—	—	6,011	—	6,011
Total available-for-sale securities	—	1,927	6,011	—	7,938
Advances(2)	—	10,506	—	—	10,506
Derivative assets (interest-rate related)	—	2,080	—	(1,341)	739
Total assets	$—	$18,063	$6,011	$(1,341)	$22,733
Liabilities:
Consolidated obligation bonds(3)	$—	$24,943	$—	$—	$24,943
Derivative liabilities (interest-rate related)	—	800	—	(658)	142
Total liabilities	$—	$25,743	$—	$(658)	$25,085

December 31, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP	—	128	—	—	128
MBS:
Other U.S. obligations – Ginnie Mae	—	20	—	—	20
GSEs – Fannie Mae	—	5	—		5
Total trading securities	—	2,519	—	—	2,519
Available-for-sale securities (TLGP)	—	1,927	—	—	1,927
Advances(2)	—	11,297	—	—	11,297
Derivative assets (interest-rate related)	—	2,351	—	(1,633)	718
Total assets	$—	$18,094	$—	$(1,633)	$16,461
Liabilities:
Consolidated obligation bonds(3)	$—	$21,384	$—	$—	$21,384
Derivative liabilities (interest-rate related)	—	988	—	(825)	163
Total liabilities	$—	$22,372	$—	$(825)	$21,547

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $9,708 and $10,490 of advances recorded under the fair value option at March 31, 2011, and December 31, 2010, respectively, and $798 and $807 of advances recorded at fair value at March 31, 2011, and December 31, 2010, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $24,943 and $20,872 of consolidated obligation bonds recorded under the fair value option at March 31, 2011, and December 31, 2010, respectively, and $0 and $512 of consolidated obligation bonds recorded at fair value at March 31, 2011, and December 31, 2010, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivatives instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

Three Months Ended March 31, 2011
Balance, beginning of period	$—
Transfers of held-to-maturity to available-for-sale securities	5,322
Unrealized gains in AOCI	689
Balance, end of period	$6,011

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At March 31, 2011, and December 31, 2010, the Bank measured certain of its held-to-maturity investment securities and REO at fair value on a nonrecurring basis. The following tables present these assets as of March 31, 2011, and December 31, 2010, for which a nonrecurring change in fair value was recorded at March 31, 2011, and December 31, 2010, by level within the fair value hierarchy.

March 31, 2011
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
REO	$—	$—	$2

December 31, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$547
REO	—	—	2

Based on the current lack of significant market activity for PLRMBS and REO, the non-recurring fair value measurements for these assets as of March 31, 2011, and December 31, 2010, fell within Level 3 of the fair value hierarchy.

Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated bonds at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized in other non-interest income or other non-interest expense.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$10,490	$20,872	$21,616	$37,022
New transactions elected for fair value option	516	5,160	73	7,751
Maturities and terminations	(1,240)	(1,096)	(4,134)	(20,562)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	(51)	3	(80)	20
Change in accrued interest	(7)	4	(16)	10
Balance, end of the period	$9,708	$24,943	$17,459	$24,241

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three months ended March 31, 2011 and 2010, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three months ended March 31, 2011 and 2010:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2011				March 31, 2010
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$70	$—	$(51)	$19	$166	$—	$(80)	$86
Consolidated obligation bonds	—	(34)	(3)	(37)	—	(61)	(20)	(81)
Total	$70	$(34)	$(54)	$(18)	$166	$(61)	$(100)	$5

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at March 31, 2011, and December 31, 2010:

	At March 31, 2011			At December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$9,465	$9,708	$243	$10,163	$10,490	$327
Consolidated obligation bonds	25,046	24,943	(103)	20,982	20,872	(110)

(1)    At March 31, 2011, and December 31, 2010, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 16 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2011, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $765,980 at March 31, 2011, and $796,374 at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $137,190 at March 31, 2011, and $139,133 at December 31, 2010. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10-K.

Off-balance sheet commitments as of March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011			December 31, 2010
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,696	$4,247	$5,943	$1,554	$4,481	$6,035
Commitments to fund additional advances	3	—	3	304	—	304
Unsettled consolidated obligation bonds, par(1)	1,485	—	1,485	205	—	205
Unsettled consolidated obligation discount notes, par	5	—	5	—	—	—
Interest rate exchange agreements, traded but not yet settled	1,045	—	1,045	95	—	95

(1)    At March 31, 2011, and December 31, 2010, $1,045 and $95 were hedged with associated interest rate swaps, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of March 31, 2011, and December 31, 2010. The estimated fair value of advance commitments was immaterial to the balance sheet as of March 31, 2011, and December 31, 2010.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary's drawing under a letter of credit, the amount is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit range from 42 days to 10 years, including a final expiration in 2021.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $24 at March 31, 2011, and $26 at December 31, 2010. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of March 31, 2011, and December 31, 2010.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's, Moody's, and/or Fitch, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of March 31, 2011, the Bank had pledged as collateral securities with a carrying value of $58, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2010, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Other commitments and contingencies are discussed in Note 7 – Advances, Note 8 – Mortgage Loans Held for Portfolio, Note 11 – Consolidated Obligations, Note 12 – Capital, and Note 14 – Derivatives and Hedging Activities.

Note 17 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$1	$—
Investments(1)	3,136	2,568
Advances	55,495	57,567
Mortgage loans held for portfolio	1,751	1,888
Accrued interest receivable	31	80
Derivative assets	677	762
Total	$61,091	$62,865
Liabilities:
Deposits	$678	$760
Mandatorily redeemable capital stock	3,102	3,001
Derivative liabilities	3	4
Total	$3,783	$3,765
Notional amount of derivatives	$44,817	$49,695
Standby letters of credit	3,535	3,764

(1)    Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended
	March 31, 2011	March 31, 2010
Interest Income:
Investments(1)	$16	$26
Advances(2)	49	170
Mortgage loans held for portfolio	22	29
Total	$87	$225
Interest Expense:
Mandatorily redeemable capital stock	$3	$3
Consolidated obligations(3)	(124)	(185)
Total	$(121)	$(182)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(101)	$3
Other income	1	1
Total	$(100)	$4

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

Note 18 — Subsequent Events

The Bank evaluated events subsequent to March 31, 2011, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified, other than those discussed below.

On April 28, 2011, the Bank announced that it plans to repurchase up to $500 in excess capital stock on May 16, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

shareholder's excess capital stock.

On April 28, 2011, the Bank's Board of Directors declared a cash dividend for the first quarter of 2011 at an annualized dividend rate of 0.31%. The Bank recorded the first quarter dividend on April 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9, on or about May 12, 2011. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, satisfaction of the Federal Home Loan Banks' Resolution Funding Corporation (REFCORP) obligation, amendments to the Bank's Capital Plan and Joint Capital Enhancement Agreement, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

•	changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;

•	the volatility of market prices, rates, and indices;

•	the timing and volume of market activity;

•
political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as the impact of any government-sponsored enterprises (GSE) legislative reforms,

•
changes in the Federal Home Loan Bank Act of 1932 as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in regulations applicable to the FHLBanks;

•	changes in the Bank's capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers or other counterparties, and the other FHLBanks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank's derivatives counterparties;

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the Bank's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank's interim financial statements and notes and the Bank's 2010 Form 10-K.

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

Quarterly Overview

The Bank's business and results of operations, as well as those of its members, continued to be influenced by U.S. economic conditions during the first quarter of 2011. U.S. economic output expanded modestly during the period and employment growth gained some momentum, although the unemployment rate remained high. The housing sector continued to experience difficulties during the quarter. While the level of delinquencies and foreclosures declined, delays in processing problem loans contributed to the backlog of distressed properties that has been building up, putting ongoing downward pressure on home prices. As in earlier quarters, Bank members have been able to fund limited lending activity primarily with deposits and on-balance sheet liquidity.

Net income for the first quarter of 2011 was $60 million, compared with net income of $93 million for the first quarter of 2010. The decrease in net income for the first quarter of 2011 primarily reflected a decline in net interest income. In addition, the Bank incurred a higher credit-related other-than-temporary impairment (OTTI) charge on private-label residential mortgage-backed securities (PLRMBS) in the first quarter of 2011 relative to the same period in 2010. These negative effects on net income were partially offset by lower net losses associated with derivatives, hedged items, and financial instruments carried at fair value in the first quarter of 2011 compared to the first quarter of 2010.

Net interest income for the first quarter of 2011 was $256 million, down from $357 million for the first quarter of 2010. The decrease in net interest income for the first quarter of 2011 was due, in part, to lower advances and MBS balances and to lower earnings on invested capital (resulting from the lower interest rate environment). In addition, net interest income on economically hedged assets and liabilities was lower in the first quarter of 2011 relative to the year-earlier period. (This income is generally offset by net interest expense on derivative instruments used in economic hedges reflected in other income). These factors were partially offset by increased spreads on the Bank's portfolio of MBS and mortgage loans.

Other income/(loss) for the first quarter of 2011 was a loss of $142 million, compared to a loss of $195 million for the first quarter of 2010. The loss for the first quarter of 2011 reflected a credit-related OTTI charge of $109 million on certain PLRMBS, compared to a credit-related OTTI charge of $60 million for the first quarter of 2010. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $25 million for the first quarter of 2011, compared to a net loss of $72 million for the first quarter of 2010. In addition, net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $10 million in the first quarter of 2011, compared to $64 million in the first quarter of 2010.

The $25 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the first quarter of 2011 reflected losses primarily associated with the effects of changes in interest rates. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of March 31, 2011, the Bank's retained earnings included a cumulative net gain of $148 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $109 million for the first quarter of 2011 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Projected collateral performance as of the end of the first quarter of 2011 primarily reflected higher projected loss severities on collateral supporting the Bank's PLRMBS compared to the prior quarter, reflecting the estimated cost of anticipated increases in foreclosure and liquidation timelines.

The PLRMBS that experienced OTTI related to credit during the first quarter of 2011 were reclassified from held-to-maturity to available-for-sale at their fair values as of March 31, 2011. The Bank does not intend to sell any of the securities in its available-for-sale portfolio or in its held-to-maturity portfolio. Accumulated other comprehensive loss declined $904 million during the first quarter of 2011, from $2.9 billion at December 31, 2010, to $2.0 billion at March 31, 2011, primarily because of two factors. As a result of improvement in the fair value of PLRMBS classified as available-for-sale, accumulated other comprehensive loss was reduced by $689 million. In addition, the Bank accreted $193 million from accumulated other comprehensive loss for PLRMBS classified as held-to-maturity that had experienced OTTI in prior quarters. For PLRMBS classified as held-to-maturity, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected.

Additional information about investments and OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.” Additional information about the Bank's PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On April 28, 2011, the Bank's Board of Directors declared a cash dividend for the first quarter of 2011 at an annualized rate of 0.31%. The Bank recorded the first quarter dividend on April 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about May 12, 2011. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of March 31, 2011, the Bank's excess capital stock totaled $6.4 billion, or 4.22% of total assets.

As of March 31, 2011, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 8.76%, exceeding the 4.00% requirement. The Bank had $13.3 billion in regulatory capital, exceeding its risk-based capital requirement of $4.2 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 16, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of the Bank's PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first quarter of 2011, total assets decreased $1.0 billion, or 1%, to $151.4 billion at March 31, 2011, from $152.4 billion at December 31, 2010. Total advances declined $3.6 billion, or 4%, to $92.0 billion at March 31, 2011, from $95.6 billion at December 31, 2010. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the first quarter of 2011, the Bank continued to review and adjust its lending parameters based on market conditions. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the first quarter of 2011.

Four member institutions were placed into receivership during the first quarter of 2011. One institution had no advances outstanding at the time it was placed into receivership. The advances outstanding to the remaining three institutions were assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by one of the institutions totaling $2 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other three institutions was transferred to other member institutions.

From April 1, 2011, to April 29, 2011, one member institution was placed into receivership. The advances outstanding to this institution was assumed by another member institution, and no losses were incurred by the Bank. The Bank capital stock held by this institution was transferred to another member institution.

On April 4, 2011, Citibank (South Dakota), National Association (Citibank South Dakota) filed a Form 8-K with the Securities and Exchange Commission and reported that on March 29, 2011, Citibank South Dakota entered into a Plan of Merger (Merger Agreement) with its affiliate Citibank, N.A., a national banking association (Citibank, N.A.). Citibank, N.A., is a member of the Bank and one of its largest borrowers. According to the Form 8-K, subject to the terms of the Merger Agreement and stockholder and regulatory approvals, Citibank South Dakota will be merged into Citibank, N.A. In accordance with the Merger Agreement, the main office of Citibank, N.A., will be in Sioux Falls, South Dakota. In that case, Citibank, N.A., would no longer be eligible for membership in the Bank and would no longer be able to take out new advances from the Bank. A decrease in advances to any departing member, if not replaced with advances to other members, results in a reduction of the Bank's total assets and net income. The timing and magnitude of the impact of a decrease in the amount of advances would depend on a number of factors, including: the amount and the period over which the advances were prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank's ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs.

Several recent issues are contributing to ongoing uncertainty in the housing and mortgage markets, including allegations of widespread failures in the processing of home mortgage foreclosures and increasing investor demands for sellers to repurchase mortgage loans that do not conform to the original representations and warranties. The Bank is monitoring developments in these areas to assess the potential impact on the Bank's PLRMBS and on the creditworthiness or pledged mortgage collateral of any large Bank member or affiliate affected by these issues.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Selected Balance Sheet Items at Quarter End
Total Assets	$151,444	$152,423	$142,695	$158,198	$173,851
Advances	92,005	95,599	89,327	95,747	112,139
Mortgage Loans Held for Portfolio, Net	2,205	2,381	2,623	2,788	2,909
Investments(1)	52,413	52,582	49,889	51,139	54,383
Consolidated Obligations:(2)
Bonds	115,464	121,120	118,764	129,524	136,588
Discount Notes	22,951	19,527	11,138	15,788	24,764
Mandatorily Redeemable Capital Stock	3,102	3,749	3,627	4,690	4,858
Capital Stock—Class B—Putable	8,496	8,282	8,875	8,280	8,561
Restricted Retained Earnings	1,663	1,609	1,478	1,350	1,326
Accumulated Other Comprehensive Loss	(2,039)	(2,943)	(3,152)	(3,332)	(3,501)
Total Capital	8,120	6,948	7,201	6,298	6,386
Selected Operating Results for the Quarter
Net Interest Income	$256	$270	$306	$363	$357
Provision for Credit Losses on Mortgage Loans	—	—	—	2	—
Other Income/(Loss)	(142)	(38)	(86)	(285)	(195)
Other Expense	32	41	33	35	36
Assessments	22	51	50	12	33
Net Income	$60	$140	$137	$29	$93
Selected Other Data for the Quarter
Net Interest Margin(3)	0.69%	0.72%	0.81%	0.87%	0.78%
Operating Expenses as a Percent of Average Assets	0.07	0.07	0.07	0.07	0.06
Return on Average Assets	0.16	0.37	0.36	0.07	0.20
Return on Average Equity	3.26	8.04	8.38	1.87	5.96
Annualized Dividend Rate(4)	0.29	0.39	0.44	0.26	0.27
Dividend Payout Ratio(5)	10.36	5.90	6.74	18.60	6.70
Average Equity to Average Assets Ratio	4.92	4.61	4.30	3.76	3.41
Selected Other Data at Quarter End
Regulatory Capital Ratio(6)	8.76	8.95	9.80	9.05	8.48
Duration Gap (in months)	1	1	7	6	4

(1)
Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
March 31, 2011	$765,980
December 31, 2010	796,374
September 30, 2010	806,007
June 30, 2010	846,481
March 31, 2010	870,928

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)
On April 28, 2011, the Bank's Board of Directors declared a cash dividend for the first quarter of 2011 at an annualized dividend rate of 0.31%. The Bank will record and pay the first quarter dividend during the second quarter of 2011.

(5)	This ratio is calculated as dividends per share divided by net income per share.

(6)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

First Quarter of 2011 Compared to First Quarter of 2010

Net Interest Income. The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets table that follows presents the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the first quarter of 2011 and 2010, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	Three Months Ended
	March 31, 2011			March 31, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$16,575	$8	0.20%	$14,641	$5	0.14%
Trading securities:
MBS	24	—	3.16	29	—	4.16
Other investments	3,061	5	0.66	—	—	—
Available-for-sale securities:(1)
MBS	79	—	—	—	—	—
Other investments	1,928	1	0.27	1,934	1	0.23
Held-to-maturity securities:(1)
MBS	24,521	222	3.67	30,447	283	3.77
Other investments	8,769	5	0.25	10,103	5	0.20
Mortgage loans held for portfolio, net	2,284	28	4.99	2,969	36	4.92
Advances(2)	93,400	192	0.83	125,062	332	1.08
Deposits with other FHLBanks	—	—	0.09	2	—	0.01
Loans to other FHLBanks	1	—	0.17	13	—	0.09
Total interest-earning assets	150,642	461	1.24	185,200	662	1.45
Other assets(3)(4)(5)	384	—	—	102	—	—
Total Assets	$151,026	$461	1.24%	$185,302	$662	1.45%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$117,762	$191	0.66%	$147,769	$289	0.79%
Discount notes	19,536	11	0.23	23,152	13	0.23
Deposits(3)	943	—	0.03	1,719	—	—
Borrowings from other FHLBanks	7	—	0.18	1	—	0.13
Mandatorily redeemable capital stock	3,334	3	0.34	4,850	3	0.27
Other borrowings	—	—	—	2	—	0.10
Total interest-bearing liabilities	141,582	205	0.59	177,493	305	0.70
Other liabilities(3)(4)	2,017	—	—	1,498	—	—
Total Liabilities	143,599	205	0.58	178,991	305	0.69
Total Capital	7,427	—	—	6,311	—	—
Total Liabilities and Capital	$151,026	$205	0.55%	$185,302	$305	0.67%
Net Interest Income		$256			$357
Net Interest Spread(6)			0.65%			0.75%
Net Interest Margin(7)			0.69%			0.78%
Interest-earning Assets/Interest-bearing Liabilities	106.40%			104.34%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2011			March 31, 2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(9)	$(84)	$(93)	$(17)	$(168)	$(185)
Consolidated obligation bonds	22	330	352	24	511	535

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

The following table details the changes in interest income and interest expense for the first quarter of 2011 compared to the first quarter of 2010. Changes in both volume and interest rates influence changes in net interest income and the net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$3	$1	$2
Trading securities:
Other investments	5	5	—
Available-for-sale securities:
Other investments	—	—	—
Held-to-maturity securities:
MBS	(61)	(54)	(7)
Other investments	—	(1)	1
Mortgage loans held for portfolio	(8)	(9)	1
Advances(2)	(140)	(73)	(67)
Total interest-earning assets	(201)	(131)	(70)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(98)	(54)	(44)
Discount notes	(2)	(2)	—
Mandatorily redeemable capital stock	—	(1)	1
Total interest-bearing liabilities	(100)	(57)	(43)
Net interest income	$(101)	$(74)	$(27)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income in the first quarter of 2011 was $256 million, a 28% decrease from $357 million in the first quarter of 2010. This decrease was driven primarily by the following:

•
Interest income on non-MBS investments increased $8 million in the first quarter of 2011 compared to the first quarter of 2010. The increase consisted of a $5 million increase attributable to a 14% increase in average non-MBS investment balances and a $3 million increase attributable to higher average yields on non-MBS investments.

•
Interest income from the mortgage portfolio decreased $69 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease consisted of a $54 million decrease attributable to a 19% decrease in average MBS outstanding, a $7 million decrease attributable to lower average yields on MBS investments, and a $9 million decrease attributable to a 23% decrease in average mortgage loans outstanding, partially offset by a $1 million increase attributable to higher average yields on mortgage loans outstanding. Interest income from the mortgage portfolio includes the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by an immaterial amount in the first quarter of 2011 and decreased interest income by $11 million in the first quarter of 2010. The unfavorable impact in the first quarter of 2010 was primarily due to faster projected prepayment speeds in the quarter resulting in acceleration in the recognition (as a reduction in income) of purchase premiums.

•
Interest income from advances decreased $140 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease consisted of a $67 million decrease attributable to lower average yields and a $73 million decrease attributable to a 25% decrease in average advances outstanding, reflecting lower member demand during the first quarter of 2011 relative to the first quarter of 2010. In addition, members and nonmember borrowers prepaid $0.7 billion of advances in the first quarter of 2011 and $6.4 billion in the first quarter of 2010. As a result, interest income was increased by net prepayment fees of $6 million in the first quarter of 2011 and $11 million in the first quarter of 2010.

•
Interest expense on consolidated obligations (bonds and discount notes) decreased $100 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease consisted of a $44 million decrease attributable to lower interest rates on consolidated obligations and a $56 million decrease attributable to lower average consolidated obligation balances, which paralleled the decline in advances and MBS investments. Lower interest rates enabled the Bank to refinance matured or called debt at lower rates.

The net interest margin for the first quarter of 2011 was 69 basis points, 9 basis points lower than the net interest margin for the first quarter of 2010, which was 78 basis points. The net interest spread for the first quarter of 2011 was 65 basis points, 10 basis points lower than the net interest spread from the first quarter of 2010.

Net interest income on economically hedged assets and liabilities was lower in the first quarter of 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in the first quarter of 2011, primarily because of the impact of lower interest rates throughout the first quarter of 2010 on the adjustable leg of the interest rate swaps.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2011 and 2010.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2011	March 31, 2010
Other Income/(Loss):
Net loss on trading securities(1)	$(1)	$—
Total other-than-temporary impairment loss	(88)	(192)
Net amount of impairment loss reclassified (from)/to other comprehensive income	(21)	132
Net other-than-temporary impairment loss	(109)	(60)
Net loss on advances and consolidation obligation bonds held at fair value	(54)	(100)
Net gain/(loss) on derivatives and hedging activities	20	(36)
Other	2	1
Total Other Income/(Loss)	$(142)	$(195)

(1)    The net gain/(loss) on trading securities that were economically hedged was insignificant during the three months ended March 31, 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss – The Bank recognized a $109 million credit-related OTTI charge on PLRMBS during the first quarter of 2011, compared to a $60 million credit-related OTTI charge on PLRMBS during the first quarter of 2010. The credit-related OTTI charge of $109 million for the first quarter of 2011 reflected the impact of additional projected credit losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Projected collateral performance as of the end of the first quarter of 2011 primarily reflected higher projected loss severities on collateral supporting the Bank's PLRMBS compared to the prior quarter, reflecting the estimated cost of anticipated increases in foreclosure and liquidation timelines.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the three months ended March 31, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value

	Three Months Ended
(In millions)	March 31, 2011	March 31, 2010
Advances	$(51)	$(80)
Consolidated obligation bonds	(3)	(20)
Total	$(54)	$(100)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the first quarter of 2011, the unrealized net fair value losses on advances were primarily driven by the increased interest rate environment relative to the actual coupon rates on the Bank's advances and by lower swaption volatilities used in pricing fair value option putable advances during the first quarter of 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by decreased interest rate spreads on consolidated obligation bonds relative to the actual spreads on the Bank's outstanding consolidated obligation bonds and by lower swaption volatilities used in pricing fair value option callable bonds during the first quarter of 2011.

For the first quarter of 2010, the unrealized net fair value losses on advances were primarily driven by advances with a maturity of less than six months where interest rates increased relative to the actual coupon rates on the Bank's advances, partially offset by gains resulting from the decreased swaption volatilities used in pricing fair value option putable advances during the first quarter of 2010. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the consolidated obligation bonds and lower swaption volatilities used in pricing fair value option callable bonds during the first quarter of 2010.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items in the first quarter of 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

(In millions)	March 31, 2011				March 31, 2010
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$64	$(57)	$7	$—	$61	$(146)	$(85)
Not elected for fair value option	1	8	(8)	1	(1)	1	(14)	(14)
Consolidated obligation bonds:
Elected for fair value option	—	(7)	25	18	—	24	54	78
Not elected for fair value option	—	(41)	42	1	5	(44)	64	25
Consolidated obligation discount notes:
Not elected for fair value option	—	5	(10)	(5)	—	(18)	(22)	(40)
Non-MBS Investments:
Not elected for fair value option	—	—	(2)	(2)	—	—	—	—
Total	$1	$29	$(10)	$20	$4	$24	$(64)	$(36)

During the first quarter of 2011, net gains on derivatives and hedging activities totaled $20 million compared to net losses of $36 million in the first quarter of 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $10 million in the first quarter of 2011, compared to net interest expense on derivative instruments used in economic hedges of $64 million in the first quarter of 2010. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first quarter of 2011 on the adjustable rate leg of the interest rate swaps.

Excluding the $10 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2011 totaled $30 million as detailed above. The $30 million in net gains were primarily attributable to changes in interest rates and decreased swaption volatilities during the first quarter of 2011.

Excluding the $64 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2010 totaled $28 million as detailed above. The $28 million in net gains were primarily attributable to changes in interest rates and decreased swaption volatilities during the first quarter of 2010.

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

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 14 – Derivatives and Hedging Activities.”

Return on Average Equity

Return on average equity was 3.26% (annualized) in the first quarter of 2011, compared to 5.96% (annualized) in the first quarter of 2010. This decrease reflected the decrease in net income in the first quarter of 2011 coupled with the increase in average equity in the first quarter of 2011.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2011, advances maturing within five years totaled $84.8 billion, significantly in excess of the $0.1 billion of member deposits on that date. At December 31, 2010, advances maturing within five years totaled $88.2 billion, also significantly in excess of the $0.1 billion of member deposits on that date. In addition, as of March 31, 2011, and December 31, 2010, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

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

The retained earnings restricted in accordance with this provision of the Bank's Retained Earnings and Dividend Policy totaled $149 million at March 31, 2011, and $148 million at December 31, 2010.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly valuation losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, and the risk of higher-than-anticipated credit-related OTTI of PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.5 billion at March 31, 2011, and $1.5 billion at December 31, 2010.

For more information on these two categories of restricted retained earnings, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.

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

The Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the Agreement. Under the Agreement, if the FHLBanks' REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the Agreement, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011. As of the date of this report, the Bank is considering amendments to its capital plan to incorporate the terms of the Agreement. If approved by the Finance Agency, amendments to the capital plan could result in conforming amendments to the Agreement, including, among other things, possible revisions to the termination provisions and related provisions affecting restrictions on the separate restricted retained earnings account.

For more information on the Agreement, see “Item 8. Financial Statements and Supplementary Data – Note 23 – Subsequent Events” in the Bank's 2010 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $9 million at an annualized rate of 0.29% in the first quarter of 2011, and $9 million at an annualized rate of 0.27% in the first quarter of 2010.

On April 28, 2011, the Bank's Board of Directors declared a cash dividend for the first quarter of 2011 at an annualized rate of 0.31%. The Bank recorded the first quarter dividend on April 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the first quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $9 million, on or about May 12, 2011.

The Bank will pay the first quarter 2011 dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of March 31, 2011, the Bank's excess capital stock totaled $6.4 billion, or 4.22% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank's Retained Earnings and Dividend Policy, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2010 to 2009 – Dividends and Retained Earnings” in the Bank's 2010 Form 10-K.

Financial Condition

Total assets were $151.4 billion at March 31, 2011, a 1% decrease from $152.4 billion at December 31, 2010. Advances decreased by $3.6 billion, or 4%, to $92.0 billion at March 31, 2011, from $95.6 billion at December 31, 2010. Average total assets were $151.0 billion for the first quarter of 2011, an 18% decrease compared to $185.3 billion for the first quarter of 2010. Average advances were $93.4 billion for the first quarter of 2011, a 25% decrease from $125.1 billion for the first quarter of 2010.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Advances outstanding at March 31, 2011, included unrealized gains of $515 million, of which $272 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $243 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2010, included unrealized gains of $690 million, of which $363 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2010, to March 31, 2011, was primarily attributable to the effects of a decrease in the short-term interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $143.3 billion at March 31, 2011, a 1% decrease from $145.5 billion at December 31, 2010, reflecting decreases in consolidated obligations outstanding from $140.6 billion at December 31, 2010, to $138.4 billion at March 31, 2011. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first quarter of 2011. Average total liabilities were $143.6 billion for the first quarter of 2011, a 20% decrease compared to $179.0 billion for the first quarter of 2010. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $137.3 billion in the first quarter of 2011 and $170.9 billion in the first quarter of 2010.

Consolidated obligations outstanding at March 31, 2011, included unrealized losses of $1.3 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $103 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2010, included unrealized losses of $1.6 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $110 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2010, to March 31, 2011, was primarily attributable to a decrease in the long-term interest rate environment.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $766.0 billion at March 31, 2011, and $796.4 billion at December 31, 2010.

As of March 31, 2011, Standard & Poor's Rating Services (Standard & Poor's) rated the FHLBanks' consolidated obligations AAA/A-1+, and Moody's Investors Service (Moody's) rated them Aaa/P-1, both with a stable outlook. As of March 31, 2011, Standard & Poor's assigned long-term credit ratings of AAA with a stable outlook to ten

FHLBanks, including the Bank; AA+ with a stable outlook to the FHLBank of Chicago; and AA+ with a negative outlook to the FHLBank of Seattle. On April 20, 2011, Standard & Poor's affirmed its AAA rating on the consolidated obligations of the FHLBank System but revised its outlook from stable to negative. Standard & Poor's also revised its outlooks from stable to negative for 10 of the 12 individual FHLBanks while affirming their AAA long-term counterparty credit ratings. The outlooks on the FHLBank of Chicago and the FHLBank of Seattle were not revised. Standard & Poor's changes reflected its revision of the outlook on the long-term sovereign credit rating on the United States of America to negative from stable (AAA/Negative/A-1+) as of April 18, 2011. In the application of Standard & Poor's Government Related Entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign rating of the U.S. As of March 31, 2011, Moody's continued to assign all the FHLBanks a long-term credit rating of Aaa with a stable outlook. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2011, and as of each period end presented, and determined that it is unlikely the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

The U.S. Treasury has projected that the statutory limit on the total amount of U.S. debt will be reached in May 2011. Although the U.S. Treasury could take measures to temporarily postpone the date it would default on its legal obligations, the U.S. Treasury currently projects that such measures would be exhausted in August 2011. If Congress does not increase the debt limit prior to that time, it is likely that such an occurrence would cause disruptions in the capital markets that could result in higher interest rates and borrowing costs for the FHLBanks. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds, the Bank's financial condition and results of operations could be negatively affected.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 1. Financial Statements – Note 13 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $124.9 billion (82% of total assets) at March 31, 2011, from $128.4 billion (84% of total assets) at December 31, 2010, representing a decrease of $3.5 billion, or 3%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $93 million in the first quarter of 2011, a decrease of $45 million, or 33%, compared to $138 million in the first quarter of 2010. The decline was primarily attributable to lower advances balances coupled with a lower yield on capital resulting from the lower interest rate environment.

Members and nonmember borrowers prepaid $0.7 billion of advances in the first quarter of 2011 compared to $6.4 billion in the first quarter of 2010. As a result, interest income was increased by net prepayment fees of $6 million in the first quarter of 2011 and $11 million in the first quarter of 2010.

Adjusted net interest income for this segment represented 41% and 50% of total adjusted net interest income for the first quarter of 2011 and 2010, respectively.

Advances – The par amount of advances outstanding decreased by $3.4 billion, or 4%, to $91.5 billion at March 31, 2011, from $94.9 billion at December 31, 2010. The decrease was primarily attributable to the $2.4 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $71.6 billion at March 31, 2011, from $74.0 billion at December 31, 2010. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances.” for further information.) The remaining $1.0 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 99 borrowers increased their advances during the first quarter of 2011, while 29 borrowers decreased their advances.

The $3.4 billion decrease in advances outstanding reflects a $5.0 billion decrease in fixed rate advances, a $0.1 billion decrease in daily variable rate advances, partially offset by a $1.7 billion increase in adjustable rate advances.

The components of the advances portfolio at March 31, 2011, and December 31, 2010, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2011		December 31, 2010
(Dollar in millions)	Par Amount	Percent of Total Par Amount	Par Amount	Percent of Total Par Amount
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$50,610	56%	$48,944	52%
Adjustable – other indices	151	—	153	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	1,160	1	1,160	1
Subtotal adjustable rate advances	51,921	57	50,257	53
Fixed	30,865	35	35,373	38
Fixed – amortizing	384	—	395	—
Fixed – with PPS(1)	4,947	5	5,303	6
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	9	—	9	—
Fixed – callable at member's option with PPS(1)	406	—	274	—
Fixed – putable at Bank's option	1,777	2	2,039	2
Fixed – putable at Bank's option with PPS(1)	398	—	398	—
Subtotal fixed rate advances	38,986	42	43,991	46
Daily variable rate	583	1	661	1
Total par amount	$91,490	100	$94,909	100%

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

Average advances were $93.4 billion in the first quarter of 2011, a 25% decrease from $125.1 billion in the first quarter of 2010. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

For a discussion of advances credit risk, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances.”

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank's financial obligations on a timely basis, which may supplement or reduce earnings. The Bank's total non-MBS investment portfolio was $28.2 billion as of March 31, 2011, a decrease of $2.9 billion, or 9%, from $31.1 billion as of December 31, 2010. In response to decreased demand by the Bank's counterparties, the Bank reduced its non-MBS investment portfolio, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Cash and Due from Banks – Cash and due from banks increased to $3.8 billion at March 31, 2011, from $0.8 billion at December 31, 2010. The increase in cash and due from banks at March 31, 2011, was caused by lower demand by the Bank's counterparties in the overnight Federal funds market, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $4.7 billion, or 4%, from $121.5 billion at December 31, 2010, to $116.8 billion at March 31, 2011. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

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

At March 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $165.6 billion, of which $28.9 billion were hedging advances, $132.8 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $173.7 billion, of which $32.7 billion were hedging advances, $137.7 billion were hedging consolidated obligations, $2.3 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Bank's 2010 Form 10-K.

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first quarter of 2011, yields on intermediate-term U.S. Treasury securities increased modestly as investors adjusted to improved U.S. economic indicators and potential future changes in Federal Reserve monetary policy. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.10	0.13	0.16	0.06
3-month LIBOR	0.30	0.30	0.29	0.25
2-year Treasury note	0.83	0.60	1.02	1.14
5-year Treasury note	2.28	2.01	2.54	2.68

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first quarter of 2011 and 2010. With respect to discount notes, the Bank experienced lower cost relative to LIBOR in the first three months of 2011, compared to a year ago because average LIBOR rates were higher in the first three months of 2011 than in the prior year.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Three Months Ended
(In basis points)	March 31, 2011	March 31, 2010
Consolidated obligation bonds	–15.2	–14.9
Consolidated obligation discount notes (one month and greater)	–15.4	–13.7

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

At March 31, 2011, assets associated with this segment were $26.5 billion (18% of total assets), an increase of $2.5 billion, or 11%, from $24.0 billion at December 31, 2010 (16% of total assets). The MBS portfolio increased $2.7 billion to $24.2 billion at March 31, 2011, from $21.5 billion at December 31, 2010, primarily due to purchases of agency residential MBS, and mortgage loan balances decreased $0.2 billion to $2.2 billion at March 31, 2011, from $2.4 billion at December 31, 2010. In the first quarter of 2011, average MBS investments were $24.6 billion, a decrease of $5.9 billion compared to $30.5 billion in the first quarter of 2010. Average mortgage loans were $2.3 billion in the first quarter of 2011, a decrease of $0.7 billion from $3.0 billion in the first quarter of 2010.

Adjusted net interest income for this segment was $133 million in the first quarter of 2011, a decrease of $5 million, or 4%, from $138 million in the first quarter of 2010. The decrease for the first quarter of 2011 was primarily due to the effect of lower MBS and mortgage loan balances, partially offset by lower unfavorable cumulative retrospective adjustments for the amortization of net purchase premiums from the acquisition dates of the MBS and mortgage loans and the favorable impact of lower interest rates, which enabled the Bank to refinance matured or called debt at lower rates.

Adjusted net interest income for this segment represented 59% and 50% of total adjusted net interest income for the first quarter of 2011 and 2010, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the member that sold the loan share in the credit risk of the loan. The Bank has not purchased any new loans since October 2006. For more information regarding credit risk, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2010 Form 10-K.

At March 31, 2011, and December 31, 2010, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2010 Form 10-K. Mortgage loan balances at March 31, 2011, and December 31, 2010, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2011	December 31, 2010
MPF Plus	$2,043	$2,203
Original MPF	181	197
Subtotal	2,224	2,400
Net unamortized discounts	(16)	(16)
Mortgage loans held for portfolio	2,208	2,384
Less: Allowance for credit losses	(3)	(3)
Mortgage loans held for portfolio, net	$2,205	$2,381

The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses – Mortgage Loans Acquired Under the MPF Program in the Bank's 2010 Form 10-K.”

MBS Investments – The Bank's MBS portfolio was $24.2 billion, or 182% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at March 31, 2011, compared to $21.5 billion, or 157% of Bank capital, at December 31, 2010. During the first quarter of 2011, the Bank's MBS portfolio increased primarily because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements and Supplementary Data – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business decreased $2.5 billion, or 11%, to $26.5 billion at March 31, 2011, from $24.0 billion at December 31, 2010, paralleling the decrease in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

At March 31, 2011, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.7 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2010 Form 10-K. The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2011, and December 31, 2010.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2011	December 31, 2010
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$18,393	$21,493
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	—	150
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	151	153
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,008	913
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	8,147	8,844
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	1,166	1,166
Subtotal Economic Hedges(1)			10,472	11,226
Total			28,865	32,719
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	49,814	54,512
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	5,269	6,294
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	60	45
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	25	25
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	18,725	15,340
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	15,650	16,400
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	23,280	27,505
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	2,105	3,315
Subtotal Economic Hedges(1)			65,114	68,924
Total			114,928	123,436

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2011	December 31, 2010
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	6,397	8,126
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	370	65
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	6,466	5,662
Subtotal Economic Hedges(1)			6,836	5,727
Total			13,233	13,853
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,910	1,627
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	19,148	15,488
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	345	65
Total			21,403	17,180
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	4	4
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,133	2,133
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) bond converted to a LIBOR adjustable rate	Economic Hedge(1)	785	125
Total			2,922	2,262
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap, and receive fixed, pay adjustable interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	40	40
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	910	920
Total			950	960
Total Notional Amount			$182,301	$190,410

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2011, the total notional amount of interest rate exchange agreements outstanding was $182.3 billion, compared with $190.4 billion at December 31, 2010. The $8.1 billion decrease in the notional amount of derivatives during the first quarter of 2011 was primarily due to a net $9.1 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, and a net $3.9 billion decrease in interest rate exchange agreements hedging advances, partially offset by a net $4.2 billion increase in interest rate exchange agreements hedging discount notes and a net $0.7 billion increase in interest rate exchange agreements hedging trading securities. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at March 31, 2011, relative to December 31, 2010. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2011, and December 31, 2010.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$18,393	$(231)	$231	$—	$—
Non-callable bonds	49,814	1,131	(1,138)	—	(7)
Callable bonds	6,397	16	17	—	33
Subtotal	74,604	916	(890)	—	26
Not qualifying for hedge accounting (economic hedges):
Advances	10,472	(250)	—	214	(36)
Non-callable bonds	65,089	341	—	(6)	335
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	6,836	(73)	—	134	61
Discount notes	21,403	14	—	—	14
MBS – trading	4	—	—	—	—
FFCB and TLGP bonds	2,918	(15)	—	—	(15)
Intermediated	950	—	—	—	—
Subtotal	107,697	17	—	342	359
Total excluding accrued interest	182,301	933	(890)	342	385
Accrued interest	—	347	(371)	4	(20)
Total	$182,301	$1,280	$(1,261)	$346	$365

December 31, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,493	$(314)	$313	$—	$(1)
Non-callable bonds	54,512	1,422	(1,432)	—	(10)
Callable bonds	8,126	22	(4)	—	18
Subtotal	84,131	1,130	(1,123)	—	7
Not qualifying for hedge accounting (economic hedges):
Advances	11,226	(352)	—	291	(61)
Non-callable bonds	68,899	381	—	1	382
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	5,727	(64)	—	129	65
Discount notes	17,180	9	—	—	9
FFCB and TLGP bonds	2,258	(3)	—	—	(3)
MBS – trading	4	—	—	—	—
Intermediated	960	—	—	—	—
Subtotal	106,279	(29)	—	421	392
Total excluding accrued interest	190,410	1,101	(1,123)	421	399
Accrued interest	—	262	(290)	15	(13)
Total	$190,410	$1,363	$(1,413)	$436	$386

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

The hedging and fair value option valuation adjustments during the first quarter of 2011 were primarily driven by changes in overall interest rate spreads and swaption volatilities.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of March 31, 2011, and December 31, 2010.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2011		December 31, 2010
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	AA	$27,345	15%	$26,321	14%
Deutsche Bank AG	A	25,545	14	28,818	15
JPMorgan Chase Bank, National Association	AA	24,955	14	24,055	13
UBS AG	A	23,571	13	24,200	13
Barclays Bank PLC	AA	17,328	10	15,531	8
Citigroup Inc.:
Citibank, N.A.	A	14,166	8	19,172	10
Citigroup Financial Products	A	50	—	55	—
Subtotal Citigroup Inc.		14,216	8	19,227	10
Subtotal		132,960	74	138,152	73
Others	At least A	49,341	26	52,258	27
Total		$182,301	100%	$190,410	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

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

Since the beginning of 2011, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first quarter of 2011, the FHLBanks issued $10 billion in global bonds, $46 billion in callable bonds, and $186 billion in auctioned discount notes.

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

In addition to the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank's operational guideline assumes that mortgage assets can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2011. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following March 31, 2011, and December 31, 2010. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2011		As of December 31, 2010
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$304	$304
Commitments to purchase investments	300	743	—	—
Demand deposits	812	812	925	925
Maturing member term deposits	—	11	3	16
Discount note and bond maturities and expected exercises of bond call options	2,165	30,511	2,309	21,949
Subtotal obligations	3,277	32,077	3,541	23,194
Sources of available funds:
Maturing investments	7,382	21,777	11,198	25,946
Cash at Federal Reserve Bank of San Francisco	3,761	3,761	754	754
Proceeds from scheduled settlements of discount notes and bonds	625	1,490	30	205
Maturing advances and scheduled prepayments	1,939	16,525	2,061	13,857
Subtotal sources	13,707	43,553	14,043	40,762
Net funds available	10,430	11,476	10,502	17,568
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	20,084	—	17,964
Marketable money market investments	4,841	—	5,881	—
TLGP investments	3,049	3,049	2,311	2,017
FFCB bonds	2,366	2,366	2,366	2,366
Subtotal contingent sources	10,256	25,499	10,558	22,347
Total contingent funds available	$20,686	$36,975	$21,060	$39,915

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

For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank's 2010 Form 10‑K.

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at March 31, 2011, and December 31, 2010.

Regulatory Capital Requirements

	March 31, 2011		December 31, 2010
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,182	$13,261	$4,209	$13,640
Total regulatory capital	$6,058	$13,261	$6,097	$13,640
Total regulatory capital ratio	4.00%	8.76%	4.00%	8.95%
Leverage capital	$7,572	$19,891	$7,621	$20,460
Leverage ratio	5.00%	13.13%	5.00%	13.42%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 16, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank's capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank's business activities and the risks inherent in these activities. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank's capital plan and overall risk management. For more detailed information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank's 2010 Form 10‑K.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of March 31, 2011, and December 31, 2010.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)

March 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	95	65	$43,273	$93,345	46%
4-6	214	135	52,298	103,806	50
7-10	79	45	1,867	4,411	42
Total	388	245	$97,438	$201,562	48%

December 31, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	87	58	$40,552	$85,967	47%
4-6	216	141	58,163	107,634	54
7-10	90	53	2,235	5,839	38
Total	393	252	$100,950	$199,440	51%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)

March 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$124	$126
11% – 25%	20	10,368	12,155
26% – 50%	49	66,698	109,849
More than 50%	169	20,248	79,432
Total	245	$97,438	$201,562

December 31, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	12	$344	$358
11% – 25%	28	15,624	18,190
26% – 50%	53	69,639	114,676
More than 50%	159	15,343	66,216
Total	252	$100,950	$199,440

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2011, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate), the rating, and the subordination structure of the respective security.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2011, and December 31, 2010.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2011		December 31, 2010
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$505	$499	$503	$497
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	4,214	4,173	3,799	3,769
Agency pools and collateralized mortgage obligations	14,760	14,478	14,395	14,111
PLRMBS – publicly registered AAA-rated senior tranches	167	127	274	203
PLRMBS – publicly registered AA-rated senior tranches	20	10	24	12
PLRMBS – publicly registered A-rated senior tranches	75	13	87	16
PLRMBS – publicly registered BBB-rated senior tranches	89	11	47	7
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	16	13	22	18
Term deposits with the Bank	11	11	16	16
Total	$19,857	$19,335	$19,167	$18,649

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

As of March 31, 2011, 64% of the loan collateral pledged to the Bank was pledged by 29 institutions under specific identification, 29% was pledged by 129 institutions under blanket lien with detailed reporting, and 7% was pledged by 64 institutions under blanket lien with summary reporting.

As of March 31, 2011, the Bank's maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 65% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2011, and December 31, 2010.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2011		December 31, 2010
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$156,154	$104,380	$158,001	$105,506
Second lien residential mortgage loans and home equity lines of credit	74,091	14,984	77,098	15,068
Multifamily mortgage loans	34,772	21,856	33,810	20,733
Commercial mortgage loans	50,755	29,698	51,502	27,258
Loan participations	15,297	10,656	16,717	11,600
Small business, small farm, and small agribusiness loans	2,814	510	3,031	478
Other	951	143	1,015	148
Total	$334,834	$182,227	$341,174	$180,791

The Bank holds a security interest in subprime residential mortgage loans (defined as loans with a borrower FICO score of 660 or less) pledged as collateral. At March 31, 2011, and December 31, 2010, the amount of these loans totaled $38 billion and $38 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
March 31, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$2,367	$—	$—	$—	$—	$—	$—	$—	$—	$2,367
TLGP	1,160	—	—	—	—	—	—	—	—	1,160
MBS:
Other U.S. obligations:
Ginnie Mae	19	—	—	—	—	—	—	—	—	19
GSEs:
Fannie Mae	4	—	—	—	—	—	—	—	—	4
Total trading securities	3,550	—	—	—	—	—	—	—	—	3,550
Available-for-sale securities:
TLGP(2)	1,927	—	—	—	—	—	—	—	—	1,927
PLRMBS:
Prime	—	—	64	—	—	54	309	59	89	575
Alt-A, option ARM	—	—	—	—	—	9	182	72	—	263
Alt-A, other	—	—	47	145	—	685	3,208	260	828	5,173
Total PLRMBS	—	—	111	145	—	748	3,699	391	917	6,011
Total available-for-sale securities	1,927	—	111	145	—	748	3,699	391	917	7,938
Held-to-maturity securities:
Interest-bearing deposits	—	1,991	3,320	—	—	—	—	—	—	5,311
Commercial paper(3)	—	1,150	650	—	—	—	—	—	—	1,800
Housing finance agency bonds	—	207	505	—	—	—	—	—	—	712
MBS:
Other U.S. obligations:
Ginnie Mae	234	—	—	—	—	—	—	—	—	234
GSEs:				—
Freddie Mac	2,954	—	—	—	—	—	—	—	—	2,954
Fannie Mae	7,744	—	—	—	—	—	—	—	—	7,744
PLRMBS:
Prime	1,278	554	395	275	153	136	138	196	—	3,125
Alt-A, option ARM	—	—	—	—	156	87	604	—	—	847
Alt-A, other	105	197	277	592	476	655	761	39	130	3,232
Total PLRMBS	1,383	751	672	867	785	878	1,503	235	130	7,204
Total held-to-maturity securities	12,315	4,099	5,147	867	785	878	1,503	235	130	25,959
Federal funds sold	—	10,655	4,311	—	—	—	—	—	—	14,966
Total investments	$17,792	$14,754	$9,569	$1,012	$785	$1,626	$5,202	$626	$1,047	$52,413

Investment Credit Exposure

(In millions)
December 31, 2010
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$2,366	$—	$—	$—	$—	$—	$—	$—	$—	$2,366
TLGP	128	—	—	—	—	—	—	—	—	128
MBS:
Other U.S. obligations:
Ginnie Mae	20	—	—	—	—	—	—	—	—	20
GSEs:
Fannie Mae	5	—	—	—	—	—	—	—	—	5
Total trading securities	2,519	—	—	—	—	—	—	—	—	2,519
Available-for-sale securities:
TLGP(2)	1,927	—	—	—	—	—	—	—	—	1,927
Total available-for-sale securities	1,927	—	—	—	—	—	—	—	—	1,927
Held-to-maturity securities:
Interest-bearing deposits	—	3,334	3,500	—	—	—	—	—	—	6,834
Commercial paper(3)	—	1,500	1,000	—	—	—	—	—	—	2,500
Housing finance agency bonds	—	222	521	—	—	—	—	—	—	743
TLGP(2)	301	—	—	—	—	—	—	—	—	301
MBS:
Other U.S. obligations:
Ginnie Mae	33	—	—	—	—	—	—	—	—	33
GSEs:
Freddie Mac	2,326	—	—	—	—	—	—	—	—	2,326
Fannie Mae	5,922	—	—	—	—	—	—	—	—	5,922
PLRMBS:
Prime	1,521	709	515	211	92	194	374	267	73	3,956
Alt-A, option ARM	—	—	—	—	155	96	775	71	—	1,097
Alt-A, other	230	735	583	408	301	1,140	3,553	282	880	8,112
Total PLRMBS	1,751	1,444	1,098	619	548	1,430	4,702	620	953	13,165
Total held-to-maturity securities	10,333	6,500	6,119	619	548	1,430	4,702	620	953	31,824
Federal funds sold	—	10,374	5,938	—	—	—	—	—	—	16,312
Total investments	$14,779	$16,874	$12,057	$619	$548	$1,430	$4,702	$620	$953	$52,582

(1)	Credit ratings of BB and lower are below investment grade.

(2)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

(3)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its available-for-sale and held-to-maturity portfolios and for Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of March 31, 2011, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at

March 31, 2011; and all of the securities matured prior to the date of this report. As a result, the Bank has recovered the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation, MBIA Insurance Corporation, or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31, 2011, all of the bonds were rated at least A by Moody's or Standard & Poor's.

At March 31, 2011, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $123 million. These gross unrealized losses were due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2011, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at March 31, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of March 31, 2011, all the gross unrealized losses on its TLGP investments are temporary.

The Bank's investments also include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their affiliates. At March 31, 2011, PLRMBS representing 26% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2011, the Bank's investment in MBS classified as held-to-maturity had gross unrealized losses totaling $1.5 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of March 31, 2011, all of the gross unrealized losses on its agency residential MBS are temporary.

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

The Bank's evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each security on an individual basis, the structure of the security, and certain assumptions as proposed by the FHLBanks' OTTI Committee and approved by the Bank, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Bank expects to recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to be other-than-temporarily impaired.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of March 31, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 10% over the 3- to 9-month periods beginning January 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3% in the second year, 1.5% to 4% in the third year, 2% to 5% in the fourth year, 2% to 6% in the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 15% over the 3- to 9-month periods beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2% in the second year, 1% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more adverse housing price scenario at March 31, 2011:

OTTI Analysis Under Base Case and Adverse Case Scenario

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	8	$740	$11	$(2)	17	$1,362	$54	$(25)
Alt-A, option ARM	12	533	24	(18)	23	2,026	122	(102)
Alt-A, other	93	6,633	74	(1)	122	8,065	260	(121)
Total	113	$7,906	$109	$(21)	162	$11,453	$436	$(248)

(1)    Amounts are for the three months ended March 31, 2011.

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of March 31, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$34	$—	$64	$221	$—	$—	$319
2007	—	—	—	91	—	21	253	315	120	800
2006	85	49	150	—	59	24	—	71	—	438
2005	62	—	14	—	—	65	85	—	—	226
2004 and earlier	1,128	506	306	150	96	37	19	—	—	2,242
Total Prime	1,275	555	470	275	155	211	578	386	120	4,025
Alt-A, option ARM
2007	—	—	—	—	261	165	1,040	—	—	1,466
2006	—	—	—	—	—	—	253	—	—	253
2005	—	—	—	—	—	22	109	176	—	307
Total Alt-A, option ARM	—	—	—	—	261	187	1,402	176	—	2,026
Alt-A, other
2008	—	—	—	—	—	228	—	—	—	228
2007	—	—	—	—	260	391	1,121	169	704	2,645
2006	—	87	—	88	—	30	458	133	486	1,282
2005	13	—	30	137	59	743	3,392	131	185	4,690
2004 and earlier	91	124	303	519	189	175	36	—	—	1,437
Total Alt-A, other	104	211	333	744	508	1,567	5,007	433	1,375	10,282
Total par amount	$1,379	$766	$803	$1,019	$924	$1,965	$6,987	$995	$1,495	$16,333

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at March 31, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$64	$221	$—	$—	$285
2007	—	—	—	—	—	253	315	120	688
2006	—	—	—	59	13	—	71	—	143
2005	—	—	—	—	42	—	—	—	42
2004 and earlier	—	72	—	—	—	19	—	—	91
Total Prime	—	72	—	59	119	493	386	120	1,249
Alt-A, option ARM
2007	—	—	—	261	165	1,040	—	—	1,466
2006	—	—	—	—	—	253	—	—	253
2005	—	—	—	—	22	82	176	—	280
Total Alt-A, option ARM	—	—	—	261	187	1,375	176	—	1,999
Alt-A, other
2008	—	—	—	—	228	—	—	—	228
2007	—	—	—	76	391	1,121	169	704	2,461
2006	87	—	88	—	—	458	133	486	1,252
2005	—	—	46	—	569	3,025	131	185	3,956
2004 and earlier	—	86	30	21	60	36	—	—	233
Total Alt-A, other	87	86	164	97	1,248	4,640	433	1,375	8,130
Total par amount	$87	$158	$164	$417	$1,554	$6,508	$995	$1,495	$11,378

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

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2011
				For the Three Months Ended March 31, 2011			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Credit- Related OTTI	Non- Credit- Related OTTI	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$297	$26	$272	$3	$(3)	$—	29.69%	30.00%	29.82%
2007	720	184	577	4	(4)	—	21.45	22.71	17.15
2006	422	8	417	3	(2)	1	10.75	10.28	9.90
2005	224	36	195	—	—	—	13.90	12.15	16.75
2004 and earlier	2,246	155	2,092	1	7	8	7.78	4.23	9.76
Total Prime	3,909	409	3,553	11	(2)	9	12.90	11.05	13.22
Alt-A, option ARM
2007	1,302	483	908	—	—	—	41.19	44.14	39.65
2006	203	49	155	4	(4)	—	45.11	44.81	36.43
2005	175	50	127	20	(14)	6	41.87	22.95	24.40
Total Alt-A, option ARM	1,680	582	1,190	24	(18)	6	41.78	41.01	36.94
Alt-A, other
2008	228	44	183	—	44	44	14.30	31.80	31.13
2007	2,417	415	2,034	25	(24)	1	31.66	26.90	23.87
2006	1,073	139	972	18	(18)	—	31.62	18.46	13.55
2005	4,492	812	3,760	31	(3)	28	20.42	13.60	14.70
2004 and earlier	1,447	148	1,306	—	—	—	13.32	7.92	16.43
Total Alt-A, other	9,657	1,558	8,255	74	(1)	73	23.58	17.23	17.52
Total	$15,246	$2,549	$12,998	$109	$(21)	$88	23.21%	18.66%	18.87%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio at March 31, 2011.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2011
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	9.5	5.9-10.4	50.8	29.7-57.8	44.1	41.0-48.4	30.4	29.8-31.1
2007	8.2	7.7-10.2	8.3	6.4-8.8	25.6	25.4-26.5	10.3	7.4-22.7
2006	8.7	5.5-10.3	20.0	9.6-34.8	42.2	35.8-49.2	11.8	6.7-21.3
2005	11.8	6.7-14.0	12.7	0.5-50.3	27.0	24.7-32.4	11.0	7.0-15.8
2004 and earlier	13.0	1.3-49.4	10.2	0.0-37.8	27.7	19.0-53.9	9.4	5.0-48.1
Total Prime	11.6	1.3-49.4	18.3	0.0-57.8	32.5	19.0-53.9	13.3	5.0-48.1
Alt-A, option ARM
2007	6.6	4.8-8.6	77.3	69.5-87.3	55.5	47.3-65.0	39.7	34.1-46.8
2006	6.0	4.8-7.5	81.4	74.5-87.4	57.9	48.7-65.6	36.4	32.8-39.5
2005	9.0	6.5-12.8	62.6	36.4-76.2	44.6	37.1-51.8	24.8	14.8-35.0
Total Alt-A, option ARM	6.9	4.8-12.8	75.5	36.4-87.4	54.1	37.1-65.6	36.9	14.8-46.8
Alt-A, other
2007	9.3	6.5-13.8	54.5	25.8-80.2	49.4	30.4-58.6	20.3	7.9-49.2
2006	9.5	3.2-11.5	50.1	32.8-82.6	50.9	40.4-57.3	20.0	6.6-34.7
2005	10.2	6.6-14.9	32.7	12.6-71.8	44.6	27.7-61.2	14.8	4.4-79.8
2004 and earlier	14.3	5.9-24.5	20.3	0.0-51.8	35.9	19.4-110.6	16.2	8.8-74.7
Total Alt-A, other	10.5	3.2-24.5	39.1	0.0-82.6	45.6	19.4-110.6	17.2	4.4-79.8
Total	10.3	1.3-49.4	39.5	0.0-87.3	44.0	19.0-110.6	18.9	4.4-79.8

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at March 31, 2011, and December 31, 2010.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	March 31, 2011			December 31, 2010
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$1,425	$2,600	$4,025	$1,689	$2,701	$4,390
Alt-A, option ARM	—	2,026	2,026	—	2,074	2,074
Alt-A, other	5,365	4,917	10,282	5,643	4,966	10,609
Total	$6,790	$9,543	$16,333	$7,332	$9,741	$17,073

The following table presents credit ratings as of April 29, 2011, on PLRMBS in a loss position at March 31, 2011.

PLRMBS in a Loss Position at March 31, 2011, and Credit Ratings as of April 29, 2011

(Dollars in millions)
	March 31, 2011						April 29, 2011
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,732	$3,619	$3,410	$409	13.47%	27.27%	7.63%	36.31%	56.06%	2.32%
Alt-A, option ARM	1,977	1,666	1,093	582	41.48	—	—	—	100.00	—
Alt-A, other	10,115	9,525	8,272	1,558	23.46	0.66	0.66	11.51	87.83	2.95
Total	$15,824	$14,810	$12,775	$2,549	23.35%	6.85%	2.22%	15.92%	81.86%	2.43%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Prime
2008	85.55%	86.57%	87.24%	84.19%	80.87%
2007	72.06	71.04	69.65	67.93	62.44
2006	95.43	93.76	94.77	92.68	90.88
2005	86.55	86.30	87.13	85.25	83.73
2004 and earlier	93.29	93.16	93.26	92.56	90.87
Weighted average of all Prime	88.31	88.15	88.51	87.43	85.17
Alt-A, option ARM
2007	61.93	58.88	55.74	53.35	51.95
2006	61.09	60.39	56.44	54.89	53.44
2005	41.36	41.84	40.65	40.85	40.23
Weighted average of all Alt-A, option ARM	58.71	56.49	53.55	51.66	50.37
Alt-A, other
2008	80.69	79.91	79.47	75.78	75.21
2007	76.88	76.39	74.15	71.65	69.75
2006	75.77	75.45	75.90	74.13	71.68
2005	80.16	77.36	76.94	74.91	72.79
2004 and earlier	90.92	90.01	89.28	87.08	84.79
Weighted average of all Alt-A, other	80.28	78.69	77.86	75.67	73.60
Weighted average of all PLRMBS	79.58%	78.42%	77.86%	76.19%	74.28%

The following tables summarize rating agency downgrade actions on investments that occurred from April 1, 2011, to April 29, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from April 1, 2011, to April 29, 2011 Dollar Amounts as of March 31, 2011

	To AA		To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AAA	$235	$223	$183	$173	$348	$322	$62	$56	$828	$774
Downgrade from AA	—	—	4	3	224	211	229	214	457	428
Downgrade from A	—	—	—	—	24	19	332	319	356	338
Downgrade from BBB	—	—	—	—	—	—	151	142	151	142
Total	$235	$223	$187	$176	$596	$552	$774	$731	$1,792	$1,682

Investments Downgraded to Below Investment Grade from April 1, 2011, to April 29, 2011 Dollar Amounts as of March 31, 2011

	To BB		To B		To CCC		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AAA	$62	$56	$—	$—	$—	$—	$62	$56
Downgrade from AA	229	214	—	—	—	—	229	214
Downgrade from A	332	319	—	—	—	—	332	319
Downgrade from BBB	41	35	27	24	83	83	151	142
Total	$664	$624	$27	$24	$83	$83	$774	$731

The PLRMBS that were downgraded from April 1, 2011, to April 29, 2011, were included in the Bank's OTTI analysis performed as of March 31, 2011, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of March 31, 2011, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2011, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following tables summarize rating agency actions for investments placed on negative watch from April 1, 2011, to April 29, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Placed on Negative Watch from April 1, 2011, to April 29, 2011 Dollar Amounts as of March 31, 2011

	AAA		AA		B		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest-bearing deposits	$—	$—	$500	$500	$—	$—	$500	$500
Housing finance agency bonds	—	—	505	418	—	—	505	418
PLRMBS	80	78	13	12	251	250	344	340
Federal funds sold	—	—	1,750	1,750	—	—	1,750	1,750
Total	$80	$78	$2,768	$2,680	$251	$250	$3,099	$3,008

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2011. Additional future OTTI credit charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)
March 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$76,189	$282	$266	$16
A(2)	105,637	456	443	13
Subtotal	181,826	738	709	29
Member institutions(3)	475	1	1	—
Total derivatives	$182,301	$739	$710	$29

December 31, 2010
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$73,372	$276	$268	$8
A(2)	116,558	441	429	12
Subtotal	189,930	717	697	20
Member institutions(3)	480	1	1	—
Total derivatives	$190,410	$718	$698	$20

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

(2)
Includes notional amounts of derivatives contracts outstanding totaling $14.2 billion at March 31, 2011, and $19.2 billion at December 31, 2010, with Citibank, N.A., a member that is a derivatives dealer counterparty.

(3)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at March 31, 2011, and at December 31, 2010.

At March 31, 2011, the Bank had a total of $182.3 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$181.8 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Nine of these counterparties made up 92% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 15% of the total. The remaining counterparties each represented less than 5% of the total. Six of these counterparties, with $72.6 billion of derivatives outstanding at March 31, 2011, were affiliates of members, and one counterparty, with $14.2 billion outstanding at March 31, 2011, was a member of the Bank.

•
$475 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivatives contracts at March 31, 2011, was $739 million, which consisted of:

•
$738 million of gross credit exposure on open derivatives contracts with 11 derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $29 million.

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

The Bank's credit exposure net of cash collateral increased $21 million from December 31, 2010, to March 31, 2011, even though the notional amount outstanding decreased from $190.4 billion at December 31, 2010, to $182.3 billion at March 31, 2011. In general, the Bank is a net receiver of fixed interest rates and a net payer of adjustable interest rates under its derivatives contracts with counterparties. From December 31, 2010, to March 31, 2011, interest rates decreased, causing interest rate swaps in which the Bank is a net receiver of fixed interest rates to increase in value.

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

For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties” in the Bank's 2010 Form 10-K.

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

In the Bank's 2010 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2011 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K and in “Item 1. Financial Statements – Note 15 – Fair Values.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

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

The Dodd-Frank Act will also change the regulatory requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, documentation requirements, and new minimum margin and capital requirements imposed by federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to its swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low risk financial end user.” Pursuant to additional proposed Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from its swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly and less attractive as risk management tools for the Bank.

The U.S. Commodities Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on an individual customer basis. However, the CFTC has also asked for additional comment on other collateral models under which customer collateral would not be legally segregated, but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling could put the Bank's collateral at risk in the event that another customer and the Bank's clearing member both default. To the extent that the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely affected.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the Securities and Exchange Commission (SEC). Based on definitions in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the Bank will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the Bank will be required to register as a swap dealer with respect to derivatives transactions it enters into with dealer counterparties for the purpose of hedging and managing its own interest rate risk, which constitute the great majority of the Bank's derivatives transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with its members.

It is also unclear how the final rule will treat certain advance products that may contain features that operate in a manner similar to certain derivatives, such as interest rate caps, floors, and options. Accordingly, it is not known at this time whether certain transactions between the Bank and its members will be treated as “swaps,” or, if so, the impact on the Bank or on its decision to enter into certain member transactions.

The Bank, together with the other FHLBanks, is providing comments to the regulators regarding proposed rulemakings that could affect the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011, and delays beyond that time are possible.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010, which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, it may reduce the demand for FHLBank debt, and the cost of issuing debt may increase.

Oversight Council and Federal Reserve Board Proposed Rules Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule with a comment deadline of February 25, 2011, that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the FHLBanks. The proposed rule provides certain factors that the Oversight Council will consider in determining whether to subject a nonbank financial company to such supervision and prudential standards. These factors include the availability of substitutes for the financial services and products the entity provides as well as the entity's size, interconnectedness with other financial firms, leverage, liquidity risk, and existing regulatory scrutiny.

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

Oversight Council Recommendations on Implementing the Volcker Rule. On January 18, 2011, the Oversight Council issued certain recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the Volcker Rule is implemented in a way that covers the FHLBanks, then the Bank may be subject to additional limitations on the composition of its investment portfolio beyond those to which it is already subject under existing Finance Agency regulations. This could result in less profitable investment alternatives for the Bank. In addition, the Bank may be subject to additional regulatory requirements to ensure compliance with the Volcker rule, with attendant incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Interim Final Rule on the Dodd-Frank Act Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

Comments on this interim final rule were due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely affect the value of the Bank's investments in the event of the issuer's insolvency.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so the Bank's advances are now included with other liabilities in the assessment bases of its FDIC-insured members. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including advances, in excess of 25% of an institution's domestic deposits, since these are now part of the assessment base. To the extent that higher assessments increase the cost of advances for some members, the final rule may negatively affect their demand for Bank advances.

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks.

For the FHLBanks and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50% of incentive compensation over three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss.

Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls, and strong governance.

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods, and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would affect the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule are due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On March 31, 2011, the Federal banking agencies, the Finance Agency, the U.S. Department of Housing and Urban Development, and the Securities and Exchange Commission jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages are described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of housing price declines and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have a risk retention requirement less than five percent.

If adopted as proposed, the rule could reduce the number of loans originated by the Bank's members, which could reduce member demand for the Bank's products. Comments on this proposed rule are due on June 10, 2011.

Housing GSE Reform. On February 11, 2011, the U.S. Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report indicated that the Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated that the Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBanks' mission of providing liquidity and access to capital for insured depository institutions. If housing GSE reform legislation incorporating these requirements is enacted, the FHLBanks could be significantly limited in their ability to make advances to their members and could be subject to additional limitations on their investment authority.

The report also supports consideration of additional means of funding for mortgage credit, including the potential development of a covered bond market. A developed covered bond market could compete with FHLBank advances.

In addition, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The Bank's investment portfolio has traditionally included a significant amount of investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the Bank's investment strategies may be affected by the winding down of those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may increase their mortgage loans held in portfolio, which could potentially increase demand for FHLBank advances. The impact of housing GSE reform on the FHLBanks will depend on the specific content of any legislation that is ultimately enacted to implement housing GSE reform.

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

Finance Agency Proposed Rule on FHLBank Liabilities. On April 2, 2011, the Finance Agency issued a final rule that would, among other things:

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

The final rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.

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

The rule provides that the Director of the Finance Agency is to consider the need to maintain, modify, or rescind any increase in the minimum capital level no less than every 12 months.

Finance Agency Advance Notice of Proposed Rule on the use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of a proposed rule with a comment deadline of March 17, 2011, that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require the use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including regulations related to risk-based capital requirements, prudential requirements, investments, and consolidated obligations.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the Finance Agency issued immediately effective final guidance that sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures, and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase the Bank's regulatory requirements, the Bank does not expect any material incremental costs or adverse impact to its business.

Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the Bank from purchasing, investing in, or taking security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay private transfer fees to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by these mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral the Bank accepts for advances, the Bank's business may be adversely affected. Comments on the proposed rule were due by April 11, 2011.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance

Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $766.0 billion at March 31, 2011, and $796.4 billion at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $137.2 billion at March 31, 2011, and $139.1 billion at December 31, 2010. At March 31, 2011, the Bank had committed to the issuance of $1.5 billion in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps, and $5 million in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps. At December 31, 2010, the Bank had committed to the issuance of $205 million in consolidated obligation bonds, of which $95 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several liability contingent obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2011, the Bank had $3 million of advance commitments and $5.9 billion in standby letters of credit outstanding. At December 31, 2010, the Bank had $304 million of advance commitments and $6.0 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at March 31, 2011, and December 31, 2010. The estimated fair value of the letters of credit was $24 million and $26 million at March 31, 2011, and at December 31, 2010, respectively.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's asset-liability management committee (ALCO) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ALCO or the Board of Directors, along with a corrective action plan if applicable.

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

In May 2008, the Board of Directors approved a modification to the Bank's Risk Management Policy to use net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates due to low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limit as of March 31, 2011.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2011	December 31, 2010
+200 basis-point change above current rates	–4.0%	–3.7%
+100 basis-point change above current rates	–2.0	–2.0
–100 basis-point change below current rates(2)	+2.2	+2.4
–200 basis-point change below current rates(2)	+4.1	+5.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of March 31, 2011, were 2 basis points higher for terms of 1 year, 29 basis points higher for terms of 5 years, and 20 basis points higher for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2011	December 31, 2010
+200 basis-point change above current rates	–3.4%	–2.8%
+100 basis-point change above current rates	–1.5	–1.2
–100 basis-point change below current rates(2)	+0.7	+0.4
–200 basis-point change below current rates(2)	+0.7	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, the change in interest rates was limited so that interest rates did not go below zero. With the indicated interest rate shifts, the potential dividend yield for the projected period January 2011 through March 2011 would be expected to decrease by 22 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank's duration gap was one month at March 31, 2011, and one month at December 31, 2010.

Total Bank Duration Gap Analysis

	March 31, 2011		December 31, 2010
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$151,444	7	$152,423	6
Liabilities	143,324	6	145,475	5
Net	$8,120	1	$6,948	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of March 31, 2011, was the same as the duration gap as of December 31, 2010. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

Segment Market Risk

The financial performance and interest rate risks of each business segment are managed within prescribed guidelines and policy limits.

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

The interest rate risk in the advances-related business is primarily associated with the Bank's strategy for investing the members' contributed capital. The Bank's strategy is to generally invest 50% of member capital in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of member capital in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of members' excess capital stock. The strategy to invest 50% of member capital in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments. Excess capital stock primarily results from a decline in a member's advances. Under the Bank's capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits.

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

Mortgage-Related Business

The Bank's mortgage assets include MBS, most of which are classified as held-to-maturity or as available-for-sale, with a small amount classified as trading, and mortgage loans held for portfolio purchased under the MPF Program. The Bank is exposed to interest rate risk from the mortgage-related business because the principal cash flows of the mortgage assets and the liabilities that fund them are not exactly matched through time and across all possible interest rate scenarios, given the uncertainty of mortgage prepayments and the existence of interest rate caps on certain adjustable rate MBS.

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

In May 2008, the Board of Directors approved a modification to the Bank's Risk Management Policy to use net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank's exposure to interest rate risk and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank, because the Bank does not intend to sell its mortgage assets, and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2011, and December 31, 2010.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2011	December 31, 2010
+200 basis-point change	–2.3%	–1.9%
+100 basis-point change	–1.2	–1.2
–100 basis-point change(2)	+1.4	+1.7
–200 basis-point change(2)	+2.8	+4.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of March 31, 2011, were 2 basis points higher for terms of 1 year, 29 basis points higher for terms of 5 years, and 20 basis points higher for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference gives rise to an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, giving rise to an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the mortgage assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2011	December 31, 2010
+200 basis-point change above current rates	–2.0%	–1.4%
+100 basis-point change above current rates	–0.8	–0.6
–100 basis-point change below current rates(2)	0.0	–0.1
–200 basis-point change below current rates(2)	–0.3	–0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Internal Control Over Financial Reporting

During the three months ended March 31, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

The Bank's management also relies on the operation of the joint and several liability regulation, which is located in Section 1270.10 of Title 12 of the Code of Federal Regulations. The joint and several liability regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. Under the joint and several liability regulation, the Finance Agency may order any FHLBank to make principal and interest payments on any consolidated obligations of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding or on any other basis.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Federal Home Loan Bank of San Francisco (Bank) may be subject to various legal proceedings arising in the normal course of business.

On March 15, 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities. The Bank's complaints are actions for rescission and damages and assert claims for and violations of state and federal securities laws, negligent misrepresentation, and rescission of contract. On June 10, 2010, the Bank amended the two complaints to, among other things, add additional defendants. On November 5, 2010, the Bank filed a declaratory relief action against Bank of America Corporation in the San Francisco Superior Court, for a determination that Bank of America Corporation is a successor to the liabilities of defendant Countrywide Financial Corporation.

For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank's Annual Report on Form 10‑K for the year ended December 31, 2010.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that may have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.    RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco's (Bank's) Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank's 2010 Form 10-K.

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

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three Months Ended March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2011.

Federal Home Loan Bank of San Francisco

/S/ STEVEN T. HONDA
Steven T. Honda Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum Senior Vice President, Controller and Operations Officer (Chief Accounting Officer)