Form 10-Q
period 2011-06-30
Federal Home Loan Bank of San Francisco
filed 2011-08-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 29, 2011
Class B Stock, par value $100	112,344,701

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$7,452	$755
Federal funds sold	11,669	16,312
Trading securities(a)	3,548	2,519
Available-for-sale securities(a)	9,781	1,927
Held-to-maturity securities (fair values were $26,105 and $32,214, respectively)(b)	26,224	31,824
Advances (includes $9,227 and $10,490 at fair value under the fair value option, respectively)	82,745	95,599
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $5 and $3, respectively	2,097	2,381
Accrued interest receivable	169	228
Premises and equipment, net	26	25
Derivative assets	600	718
Other assets	127	135
Total Assets	$144,438	$152,423
Liabilities and Capital
Liabilities:
Deposits	$146	$134
Consolidated obligations, net:
Bonds (includes $18,737 and $20,872 at fair value under the fair value option, respectively)	111,709	121,120
Discount notes	20,406	19,527
Total consolidated obligations, net	132,115	140,647
Mandatorily redeemable capital stock	6,144	3,749
Accrued interest payable	411	467
Affordable Housing Program	163	174
Payable to REFCORP	6	37
Derivative liabilities	130	163
Other liabilities	304	104
Total Liabilities	139,419	145,475
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
50 shares and 83 shares, respectively	5,046	8,282
Restricted retained earnings	1,665	1,609
Accumulated other comprehensive loss:
Non-credit-related other-than-temporary impairment loss on available-for-sale securities	(1,524)	—
Non-credit-related other-than-temporary impairment loss on held-to-maturity securities	(161)	(2,934)
Other	(7)	(9)
Total accumulated other comprehensive loss	(1,692)	(2,943)
Total Capital	5,019	6,948
Total Liabilities and Capital	$144,438	$152,423

(a)	At June 30, 2011, and at December 31, 2010, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $68 at June 30, 2011, and $84 at December 31, 2010, pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Interest Income:
Advances	$176	$285	$362	$606
Prepayment fees on advances, net	4	28	10	39
Federal funds sold	6	8	14	13
Trading securities	7	1	12	1
Available-for-sale securities	72	1	73	2
Held-to-maturity securities	166	282	393	570
Mortgage loans held for portfolio	28	39	56	75
Total Interest Income	459	644	920	1,306
Interest Expense:
Consolidated obligations:
Bonds	183	269	374	558
Discount notes	9	9	20	22
Mandatorily redeemable capital stock	3	3	6	6
Total Interest Expense	195	281	400	586
Net Interest Income	264	363	520	720
Provision for credit losses on mortgage loans	3	2	3	2
Net Interest Income After Mortgage Loan Loss Provision	261	361	517	718
Other Income/(Loss):
Net loss on trading securities	—	(1)	(1)	(1)
Total other-than-temporary impairment loss	(116)	(190)	(204)	(382)
Net amount of impairment loss reclassified (from)/to accumulated other comprehensive loss	(47)	48	(68)	180
Net other-than-temporary impairment loss	(163)	(142)	(272)	(202)
Net gain/(loss) on advances and consolidated obligation bonds held at fair value	34	(21)	(20)	(121)
Net loss on derivatives and hedging activities	(91)	(123)	(71)	(159)
Other	1	2	3	3
Total Other Income/(Loss)	(219)	(285)	(361)	(480)
Other Expense:
Compensation and benefits	15	16	32	33
Other operating expense	11	13	21	25
Federal Housing Finance Agency	2	3	5	6
Office of Finance	1	1	3	3
Other	1	2	1	4
Total Other Expense	30	35	62	71
Income Before Assessments	12	41	94	167
REFCORP	2	9	17	31
Affordable Housing Program	1	3	8	14
Total Assessments	3	12	25	45
Net Income	$9	$29	$69	$122
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	42					42
Repurchase/redemption of capital stock	(3)	(307)					(307)
Capital stock reclassified to mandatorily redeemable capital stock, net	—	(30)					(30)
Comprehensive income/(loss):
Net income			111	11	122		122
Other comprehensive income/(loss):
Net unrealized gain on available-for-sale securities						4	4
Non-credit-related other-than-temporary impairment (OTTI) loss						(379)	(379)
Reclassification of non-credit-related OTTI loss included in net income						199	199
Accretion of non-credit-related OTTI loss						428	428
Total comprehensive income							374
Cash dividends paid on capital stock (0.27%)			—	(11)	(11)		(11)
Balance, June 30, 2010	83	$8,280	$1,350	$—	$1,350	$(3,332)	$6,298
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	1	100					100
Repurchase/redemption of capital stock	(7)	(656)					(656)
Capital stock reclassified to mandatorily redeemable capital stock, net	(27)	(2,680)					(2,680)
Comprehensive income:
Net income			56	13	69		69
Other comprehensive income/(loss):
Net unrealized gain on available-for-sale securities						2	2
Non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities						(2,501)	(2,501)
Net unrealized gain						928	928
Reclassification of non-credit-related OTTI loss included in net income						49	49
Non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss						(136)	(136)
Reclassification of non-credit-related OTTI loss included in net income						155	155
Accretion of non-credit-related OTTI loss						253	253
Non-credit-related OTTI loss transferred to available-for-sale securities						2,501	2,501
Total comprehensive income							1,320
Cash dividends paid on capital stock (0.30%)			—	(13)	(13)		(13)
Balance, June 30, 2011	50	$5,046	$1,665	$—	$1,665	$(1,692)	$5,019

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$69	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(27)	(5)
Provision for credit losses on mortgage loans	2	2
Change in net fair value adjustment on trading securities	1	1
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	20	121
Change in net fair value adjustment on derivatives and hedging activities	28	68
Net other-than-temporary impairment loss recognized in income	272	202
Net change in:
Accrued interest receivable	65	141
Other assets	2	(5)
Accrued interest payable	(56)	(142)
Other liabilities	(54)	224
Total adjustments	253	607
Net cash provided by operating activities	322	729
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	4,643	(6,306)
Loans to other Federal Home Loan Banks	—	(15)
Premises and equipment	(5)	(4)
Trading securities:
Proceeds from maturities of long-term	3	3
Purchases of long-term	(1,033)	(1,132)
Held-to-maturity securities:
Net decrease/(increase) in short-term	811	(940)
Proceeds from maturities of long-term	2,912	5,109
Purchases of long-term	(4,777)	(412)
Advances:
Principal collected	124,285	116,246
Made to members	(111,495)	(78,626)
Mortgage loans held for portfolio:
Principal collected	284	249
Net cash provided by investing activities	15,628	34,172

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2011	2010
Cash Flows from Financing Activities:
Net change in:
Deposits	(97)	(107)
Net payments on derivative contracts with financing elements	4	33
Net proceeds from consolidated obligations:
Bonds issued	29,751	49,510
Discount notes issued	33,643	61,780
Bonds transferred from another Federal Home Loan Bank	15	—
Payments for consolidated obligations:
Bonds matured or retired	(38,950)	(82,107)
Discount notes matured or retired	(32,765)	(64,200)
Proceeds from issuance of capital stock	100	42
Payments for repurchase/redemption of mandatorily redeemable capital stock	(285)	(183)
Payments for repurchase of capital stock	(656)	(307)
Cash dividends paid	(13)	(11)
Net cash used in financing activities	(9,253)	(35,550)
Net increase/(decrease) in cash and due from banks	6,697	(649)
Cash and due from banks at beginning of the period	755	8,280
Cash and due from banks at end of the period	$7,452	$7,631
Supplemental Disclosures:
Interest paid	$441	$655
Affordable Housing Program payments	19	26
REFCORP payments	48	47
Transfers of mortgage loans to real estate owned	3	3
Transfers of held-to-maturity securities to available-for-sale securities	7,215	—
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

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if applicable, and the reported amounts of income, expenses, gains, and losses during the reporting period. The most significant of these estimates include the determination of other-than-temporary impairment (OTTI) of securities and fair value of derivatives, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Actual results could differ significantly from these estimates.

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). The Bank evaluated its investments in VIEs as of June 30, 2011, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of its VIEs as of June 30, 2011. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K. Other changes to these policies as of June 30, 2011, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Presentation of Comprehensive Income. On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012, and should be applied retrospectively for all periods presented. Early adoption is permitted. The adoption of this guidance is expected to be limited to the presentation of the Bank's financial statements and will not have any

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

effect on the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that those disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance as of January 1, 2010, with the exception of the required changes noted above related to the roll forward of activity for Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption did not result in increased financial statement disclosures and did not have any effect on the Bank's financial condition, results of operations, or cash flows.

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012, and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance may result in increased financial statement disclosures, but is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012, for the Bank). The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank is currently evaluating the effect of the adoption of this guidance on its financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2011, and December 31, 2010, was as follows:

	June 30, 2011	December 31, 2010
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,366	$2,366
Temporary Liquidity Guarantee Program (TLGP) securities(1)	1,160	128
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	3	5
Total	$3,548	$2,519

(1)    TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2011, and December 31, 2010, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year of Contractual Maturity	June 30, 2011	December 31, 2010
Trading securities other than MBS:
Due in 1 year or less	$1,492	$—
Due after 1 year through 5 years	2,034	2,494
Subtotal	3,526	2,494
MBS:
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	3	5
Total MBS	22	25
Total	$3,548	$2,519

Interest Rate Payment Terms. Interest rate payment terms for trading securities at June 30, 2011, and December 31, 2010, are detailed in the following table:

	June 30, 2011	December 31, 2010
Estimated fair value of trading securities other than MBS:
Fixed rate	$800	$128
Adjustable rate	2,726	2,366
Subtotal	3,526	2,494
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	19	20
Collateralized mortgage obligations:
Fixed rate	3	5
Subtotal	22	25
Total	$3,548	$2,519

At June 30, 2011, and December 31, 2010, all of the fixed rate trading securities were swapped to an adjustable rate, such as the London Inter-Bank Offered Rate (LIBOR). At June 30, 2011, and December 31, 2010, 78% and 89% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The net unrealized loss on trading securities was immaterial and $1 for the three months ended June 30, 2011 and 2010, respectively. The net unrealized loss on trading securities was $1 and $1 for the six months ended June 30, 2011 and 2010, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Available-for-Sale Securities

Available-for-sale securities as of June 30, 2011, and December 31, 2010, were as follows:

June 30, 2011
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss) (AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,926	$—	$—	$—	$1,926
PLRMBS:
Prime	1,009	(185)	69	(2)	891
Alt-A, option ARM	1,536	(488)	62	(1)	1,109
Alt-A, other	6,834	(1,090)	118	(7)	5,855
Total PLRMBS	9,379	(1,763)	249	(10)	7,855
Total	$11,305	$(1,763)	$249	$(10)	$9,781

December 31, 2010

TLGP securities	$1,928	$—	$—	$(1)	$1,927

(1)    Amortized cost includes unpaid principal balance and unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized).

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during the first six months of 2011 were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of June 30, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. The total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The total unrealized losses below include non-credit-related OTTI recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI, related to the other-than-temporarily impaired securities. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP securities	$502	$—	$—	$—	$502	$—
PLRMBS:
Prime	—	—	817	121	817	121
Alt-A, option ARM	—	—	1,087	428	1,087	428
Alt-A, other	85	2	5,646	981	5,731	983
Total PLRMBS	85	2	7,550	1,530	7,635	1,532
Total	$587	$2	$7,550	$1,530	$8,137	$1,532

December 31, 2010

TLGP securities	$1,348	$1	$—	$—	$1,348	$1

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of June 30, 2011, and December 31, 2010, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$1,620	$1,620	$—	$—
Due after 1 year through 5 years	306	306	1,928	1,927
Subtotal	1,926	1,926	1,928	1,927
PLRMBS:
Prime	1,009	891	—	—
Alt-A, option ARM	1,536	1,109	—	—
Alt-A, other	6,834	5,855	—	—
Total PLRMBS	9,379	7,855	—	—
Total	$11,305	$9,781	$1,928	$1,927

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $3 at June 30, 2011, and net premiums of $5 at December 31, 2010. At June 30, 2011, the carrying value of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,246 (including interest accretion adjustments of $37), non-credit-related OTTI of $1,763, and net unrealized gains of $239.

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at June 30, 2011, and December 31, 2010, are shown in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011	December 31, 2010
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$1,926	$1,928
Subtotal	1,926	1,928
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,541	—
Adjustable rate	4,838	—
Subtotal	9,379	—
Total	$11,305	$1,928

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2011	December 31, 2010
Collateralized mortgage obligations:
Converts in 1 year or less	$189	$—
Converts after 1 year through 5 years	1,373	—
Converts after 5 years through 10 years	406	—
Total	$1,968	$—

The Bank does not own PLRMBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,725	$—	$6,725	$—	$—	$6,725
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	712	—	712	—	(123)	589
Subtotal	9,237	—	9,237	—	(123)	9,114
MBS:
Other U.S. obligations – Ginnie Mae	232	—	232	2	—	234
GSEs:
Freddie Mac	3,428	—	3,428	119	(2)	3,545
Fannie Mae	8,388	—	8,388	289	(8)	8,669
Subtotal GSEs	11,816	—	11,816	408	(10)	12,214
PLRMBS:
Prime	2,607	(2)	2,605	4	(193)	2,416
Alt-A, option ARM	49	—	49	—	(15)	34
Alt-A, other	2,444	(159)	2,285	66	(258)	2,093
Subtotal PLRMBS	5,100	(161)	4,939	70	(466)	4,543
Total MBS	17,148	(161)	16,987	480	(476)	16,991
Total	$26,385	$(161)	$26,224	$480	$(599)	$26,105

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,834	$—	$6,834	$—	$—	$6,834
Commercial paper	2,500	—	2,500	—	—	2,500
Housing finance agency bonds	743	—	743	—	(119)	624
TLGP securities	301	—	301	—	—	301
Subtotal	10,378	—	10,378	—	(119)	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	—	33	—	—	33
GSEs:
Freddie Mac	2,326	—	2,326	92	(15)	2,403
Fannie Mae	5,922	—	5,922	220	(12)	6,130
Subtotal GSEs	8,248	—	8,248	312	(27)	8,533
PLRMBS:
Prime	4,285	(330)	3,955	153	(238)	3,870
Alt-A, option ARM	1,751	(653)	1,098	83	(10)	1,171
Alt-A, other	10,063	(1,951)	8,112	694	(458)	8,348
Subtotal PLRMBS	16,099	(2,934)	13,165	930	(706)	13,389
Total MBS	24,380	(2,934)	21,446	1,242	(733)	21,955
Total	$34,758	$(2,934)	$31,824	$1,242	$(852)	$32,214

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during the first six months of 2011 were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 4 – Available-for-Sale Securities and Note 6 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$5,725	$—	$—	$—	$5,725	$—
Commercial paper	650	—	—	—	650	—
Housing finance agency bonds	—	—	590	123	590	123
Subtotal	6,375	—	590	123	6,965	123
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	424	2	24	—	448	2
Fannie Mae	396	5	190	3	586	8
Subtotal GSEs	820	7	214	3	1,034	10
PLRMBS(1):
Prime	253	3	1,933	192	2,186	195
Alt-A, option ARM	—	—	34	15	34	15
Alt-A, other	—	—	2,059	417	2,059	417
Subtotal PLRMBS	253	3	4,026	624	4,279	627
Total MBS	1,073	10	4,244	627	5,317	637
Total	$7,448	$10	$4,834	$750	$12,282	$760

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,438	$—	$—	$—	$4,438	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	624	119	624	119
Subtotal	5,938	—	624	119	6,562	119
MBS:
Other U.S. obligations – Ginnie Mae	20	—	5	—	25	—
GSEs:
Freddie Mac	497	15	27	—	524	15
Fannie Mae	623	8	91	4	714	12
Subtotal GSEs	1,120	23	118	4	1,238	27
PLRMBS(1):
Prime	4	—	3,339	568	3,343	568
Alt-A, option ARM	—	—	1,150	663	1,150	663
Alt-A, other	—	—	8,307	2,409	8,307	2,409
Subtotal PLRMBS	4	—	12,796	3,640	12,800	3,640
Total MBS	1,144	23	12,919	3,644	14,063	3,667
Total	$7,082	$23	$13,543	$3,763	$20,625	$3,786

(1)    Includes securities with gross unrecognized holding losses of $466 and $706 at June 30, 2011, and December 31, 2010, respectively, and securities with non-credit-related OTTI charges of $161 and $2,934 that have been recognized in AOCI at June 30, 2011, and December 31, 2010, respectively.

As indicated in the tables above, as of June 30, 2011, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $760, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2011, and December 31, 2010, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$8,525	$8,525	$8,525
Due after 1 year through 5 years	5	5	5
Due after 5 years through 10 years	24	24	22
Due after 10 years	683	683	562
Subtotal	9,237	9,237	9,114
MBS:
Other U.S. obligations – Ginnie Mae	232	232	234
GSEs:
Freddie Mac	3,428	3,428	3,545
Fannie Mae	8,388	8,388	8,669
Subtotal GSEs	11,816	11,816	12,214
PLRMBS:
Prime	2,607	2,605	2,416
Alt-A, option ARM	49	49	34
Alt-A, other	2,444	2,285	2,093
Subtotal PLRMBS	5,100	4,939	4,543
Total MBS	17,148	16,987	16,991
Total	$26,385	$26,224	$26,105

December 31, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,635	$9,635	$9,635
Due after 1 year through 5 years	7	7	7
Due after 5 years through 10 years	26	26	23
Due after 10 years	710	710	594
Subtotal	10,378	10,378	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	33	33
GSEs:
Freddie Mac	2,326	2,326	2,403
Fannie Mae	5,922	5,922	6,130
Subtotal GSEs	8,248	8,248	8,533
PLRMBS:
Prime	4,285	3,955	3,870
Alt-A, option ARM	1,751	1,098	1,171
Alt-A, other	10,063	8,112	8,348
Subtotal PLRMBS	16,099	13,165	13,389
Total MBS	24,380	21,446	21,955
Total	$34,758	$31,824	$32,214

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At June 30, 2011, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $31, credit-related OTTI of $29 (including interest accretion adjustments of $7), and non-credit-related OTTI of $161. At December 31, 2010, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $8, credit-related OTTI related to credit loss of $995 (including interest accretion adjustments of $36), and non-credit-related OTTI of $2,934.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2011, and December 31, 2010, are detailed in the following table:

	June 30, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$8,525	$9,635
Adjustable rate	712	743
Subtotal	9,237	10,378
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	2,112	2,461
Adjustable rate	153	169
Collateralized mortgage obligations:
Fixed rate	9,883	11,097
Adjustable rate	5,000	10,653
Subtotal	17,148	24,380
Total	$26,385	$34,758

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2011	December 31, 2010
Passthrough securities:
Converts in 1 year or less	$157	$36
Converts after 1 year through 5 years	1,113	1,484
Converts after 5 years through 10 years	808	917
Total	$2,078	$2,437
Collateralized mortgage obligations:
Converts in 1 year or less	$873	$864
Converts after 1 year through 5 years	1,355	3,615
Converts after 5 years through 10 years	79	561
Total	$2,307	$5,040

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of June 30, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning April 1, 2011, followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3% in the second year, 1.5% to 4% in the third year, 2% to 5% in the fourth year, 2% to 6% in the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of June 30, 2011 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	10.1	8.5-10.7	51.7	45.7-58.5	45.8	41.8-51.5	29.8	29.2-30.5
2006	8.7	8.7	21.8	21.8	47.3	47.3	20.7	20.7
2005	7.7	7.7	45.9	45.9	39.1	39.1	15.0	15.0
2004 and earlier	11.8	11.0-12.7	17.2	10.5-23.3	37.3	35.7-38.8	11.9	11.4-12.4
Total Prime	9.9	7.7-12.7	45.0	10.5-58.5	45.2	35.7-51.5	26.9	11.4-30.5
Alt-A, option ARM
2007	6.0	3.9-7.7	79.6	73.8-90.0	56.7	48.3-66.1	39.0	33.1-46.9
2006	6.0	4.8-7.4	82.1	74.6-88.5	59.5	49.5-68.0	36.0	31.7-39.6
2005	8.6	6.3-10.3	64.7	55.2-77.0	46.7	40.9-52.9	21.4	13.0-27.8
Total Alt-A, option ARM	6.3	3.9-10.3	78.1	55.2-90.0	55.8	40.9-68.0	36.5	13.0-46.9
Alt-A, other
2007	9.9	5.7-15.1	54.3	28.3-84.5	51.1	44.2-59.5	17.1	6.3-44.6
2006	10.4	4.1-12.1	49.6	31.7-79.3	52.7	42.8-58.1	20.3	6.5-34.7
2005	10.8	5.3-14.3	35.2	13.6-73.9	48.0	32.8-65.3	12.9	4.8-21.5
2004 and earlier	12.1	11.1-13.2	37.6	17.4-52.7	46.8	42.5-51.5	17.4	8.6-27.1
Total Alt-A, other	10.5	4.1-15.1	43.9	13.6-84.5	49.9	32.8-65.3	15.8	4.8-44.6
Total	9.6	3.9-15.1	50.9	10.5-90.0	50.8	32.8-68.0	20.8	4.8-46.9
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

The following tables present the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$18	$(14)	$4	$28	$(24)	$4
Alt-A, option ARM	64	(52)	12	56	28	84
Alt-A, other	81	19	100	58	44	102
Total	$163	$(47)	$116	$142	$48	$190

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$29	$(16)	$13	$34	$29	$63
Alt-A, option ARM	88	(70)	18	71	14	85
Alt-A, other	155	18	173	97	137	234
Total	$272	$(68)	$204	$202	$180	$382

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $253 and $428 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the six months ended June 30, 2011 and 2010, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance, beginning of the period	$1,061	$688	$952	$628
Charges on securities for which OTTI was not previously recognized	3	2	4	5
Additional charges on securities for which OTTI was previously recognized(1)	160	140	268	197
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1)	—	(1)	—
Balance, end of the period	$1,223	$830	$1,223	$830

(1)    For the three months ended June 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2011. For the three months ended June 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to April 1, 2010. For the six months ended June 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the six months ended June 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2010.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a held-to-maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers' creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

As of June 30, 2011, the Bank elected to transfer all its PLRMBS that incurred a credit-related OTTI charge during the second quarter of 2011 from the Bank's held-to-maturity portfolio to its available-for-sale portfolio. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to its available-for-sale portfolio. These transfers allow the Bank the option to decide to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank has no current plans to sell its other-than-temporarily impaired securities nor is it under any requirement to sell these securities.

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the three and six months ended June 30, 2011. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended June 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Gross Unrecognized Holding Gains(1)	Estimated Fair Value
PLRMBS:
Prime	$390	$(103)	$44	$331
Alt-A, option ARM	1,223	(414)	63	872
Alt-A, other	1,013	(216)	61	858
Total	$2,626	$(733)	$168	$2,061

	Six Months Ended June 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Gross Unrecognized Holding Gains(1)	Estimated Fair Value
PLRMBS:
Prime	$1,058	$(294)	$143	$907
Alt-A, option ARM	1,575	(520)	78	1,133
Alt-A, other	7,083	(1,687)	636	6,032
Total	$9,716	$(2,501)	$857	$8,072

(1)    Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended June 30, 2011 and 2010, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$875	$781	$680	$—	$—	$—	$—
Alt-A, option ARM	1,895	1,522	1,095	—	—	—	—
Alt-A, other	6,594	5,972	5,112	—	—	—	—
Total	$9,364	$8,275	$6,887	$—	$—	$—	$—

June 30, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,265	$1,180	$825	$950
Alt-A, option ARM	—	—	—	2,004	1,734	998	1,031
Alt-A, other	—	—	—	6,139	5,729	3,982	4,416
Total	$—	$—	$—	$9,408	$8,643	$5,805	$6,397

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at June 30, 2011, and December 31, 2010, by loan collateral type:

June 30, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,141	$1,009	$892	$51	$50	$48	$51
Alt-A, option ARM	1,943	1,536	1,110	—	—	—	—
Alt-A, other	7,537	6,834	5,853	701	679	520	584
Total	$10,621	$9,379	$7,855	$752	$729	$568	$635

December 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,263	$1,159	$829	$978
Alt-A, option ARM	—	—	—	2,047	1,723	1,070	1,154
Alt-A, other	—	—	—	7,900	7,338	5,388	6,079
Total	$—	$—	$—	$11,210	$10,220	$7,287	$8,211

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank's PLRMBS that were not other-than-temporarily impaired as of June 30, 2011, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2011, the gross unrealized losses on these remaining PLRMBS are temporary. Forty-eight percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (7% were rated AAA), and the remaining 52% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of June 30, 2011, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2011, and all of the securities matured prior to the date of this report. As a result, the Bank has recovered the entire amortized cost basis of these securities.

As of June 30, 2011, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $123. These gross unrealized losses were mainly due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of June 30, 2011, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at June 30, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of June 30, 2011, all the gross unrealized losses on its TLGP securities are temporary.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of June 30, 2011, all of the gross unrealized losses on its agency MBS are temporary.

Note 7 — Advances

The Bank offers a wide range of fixed- and adjustable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the LIBOR or other specified index.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.10% to 8.57% at June 30, 2011, and 0.03% to 8.57% at December 31, 2010, as summarized below.

	June 30, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$39,611	0.75%	$52,051	0.97%
After 1 year through 2 years	15,780	1.07	11,687	1.92
After 2 years through 3 years	11,539	1.47	17,038	1.17
After 3 years through 4 years	3,604	2.41	2,310	2.81
After 4 years through 5 years	5,010	2.02	5,115	2.14
After 5 years	6,566	1.79	6,708	1.92
Total par amount	82,110	1.14%	94,909	1.30%
Valuation adjustments for hedging activities	303		363
Valuation adjustments under fair value option	332		327
Total	$82,745		$95,599

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,948 at June 30, 2011, and $7,335 at December 31, 2010. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $447 at June 30, 2011, and $283 at December 31, 2010.

The Bank's advances at June 30, 2011, and December 31, 2010, included $1,883 and $2,437, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at June 30, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Within 1 year	$40,058	$52,328	$41,146	$54,145
After 1 year through 2 years	15,774	11,692	15,512	11,053
After 2 years through 3 years	11,512	17,035	11,361	16,828
After 3 years through 4 years	3,578	2,300	3,428	2,160
After 4 years through 5 years	4,945	5,084	4,838	4,812
After 5 years	6,243	6,470	5,825	5,911
Total par amount	$82,110	$94,909	$82,110	$94,909

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2011, and June 30, 2010. The tables also present the interest income from

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2011 and 2010.

	June 30, 2011		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$23,200	28%	$30	12%	$61	12%
JPMorgan Chase Bank, National Association(2)	1,567	2	3	1	12	2
Subtotal JPMorgan Chase & Co.	24,767	30	33	13	73	14
Citibank, N.A.(3)	24,010	29	16	7	34	6
Bank of America California, N.A.	5,200	6	17	7	42	8
OneWest Bank, FSB	4,645	6	28	11	64	12
Union Bank, N.A.	4,500	6	18	7	33	6
Subtotal	63,122	77	112	45	246	46
Others	18,988	23	138	55	283	54
Total	$82,110	100%	$250	100%	$529	100%

	June 30, 2010		Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$30,003	32%	$25	6%	$47	5%
Bank of America Corporation:
Bank of America California, N.A.	13,904	15	34	8	63	6
Bank of America, NA	130	—	—	—	—	—
Subtotal Bank of America Corporation	14,034	15	34	8	63	6
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	5,000	5	4	1	6	1
JPMorgan Chase Bank, National Association(2)	8,609	9	89	20	226	24
Subtotal JPMorgan Chase & Co.	13,609	14	93	21	232	25
OneWest Bank, FSB	6,074	6	55	12	112	12
Wells Fargo Bank, N.A.(2)	6,387	7	25	6	56	6
Subtotal	70,107	74	232	53	510	54
Others	24,582	26	209	47	437	46
Total	$94,689	100%	$441	100%	$947	100%

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
(2)    Nonmember institutions.
(3)    The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district.
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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of June 30, 2011, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2011, and December 31, 2010, are detailed below:

	June 30, 2011	December 31, 2010
Par amount of advances:
Fixed rate:
Due within 1 year	$12,350	$19,800
Due after 1 year	20,052	24,191
Total fixed rate	32,402	43,991
Adjustable rate
Due within 1 year	27,261	32,251
Due after 1 year	22,447	18,667
Total adjustable rate	49,708	50,918
Total par amount	$82,110	$94,909

At June 30, 2011, and December 31, 2010, 73% and 71% of the fixed rate advances were swapped to an adjustable rate, such as LIBOR, and 3% of the adjustable rate advances at December 31, 2010, were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Prepayment fees received	$22	$59	$55	$78
Fair value adjustments	(18)	(11)	(45)	(19)
Other basis adjustments	—	(20)	—	(20)
Net	$4	$28	$10	$39
Advance principal prepaid	$2,620	$8,146	$3,295	$14,551

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

The following table presents information as of June 30, 2011, and December 31, 2010, on mortgage loans, all of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2011	December 31, 2010
Fixed rate medium-term mortgage loans	$608	$706
Fixed rate long-term mortgage loans	1,509	1,694
Subtotal	2,117	2,400
Net unamortized discounts	(15)	(16)
Mortgage loans held for portfolio	2,102	2,384
Less: Allowance for credit losses	(5)	(3)
Total mortgage loans held for portfolio, net	$2,097	$2,381

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

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. For the three and six months ended June 30, 2011, the Bank reduced net interest income for credit enhancement fees by an immaterial amount and $1, respectively. For the three and six months ended June 30, 2010, the credit enhancement fees were immaterial.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at June 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,671	79%	14,157	72%
OneWest Bank, FSB	276	13	3,913	20
Subtotal	1,947	92	18,070	92
Others	170	8	1,569	8
Total	$2,117	100%	19,639	100%

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

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

Credit Products. Under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), the Bank is required to obtain sufficient collateral for credit products to protect the Bank from credit losses. Collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. The Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis. For more information on security terms, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank's 2010 Form 10-K.

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

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit risk of loss while taking into account borrowers' needs for a reliable source of funding. At June 30, 2011, and December 31, 2010, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

restructurings related to credit products during the six months ended June 30, 2011, and during 2010.

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

During the first six months of 2011, five member institutions were placed into receivership or liquidation. Four of these institutions had advances outstanding at the time they were placed into receivership or liquidation and one institution did not. The advances outstanding to the four institutions were either repaid prior to June 30, 2011, or assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by one of the five institutions totaling $2 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other four institutions was transferred to other member institutions.

From July 1, 2011, to July 29, 2011, one member institution was placed into receivership. The advances outstanding to this institution were assumed by another member institution and no losses were incurred by the Bank. The Bank capital stock held by this institution was transferred to another member institution.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans noted below.

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
The following table presents information on delinquent mortgage loans as of June 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011	December 31, 2010
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$17	$27
60 – 89 days delinquent	8	8
90 days or more delinquent	33	29
Total past due	58	64
Total current loans	2,054	2,330
Total mortgage loans	$2,112	$2,394
In process of foreclosure, included above(2)	$20	$18
Nonaccrual loans	$33	$30
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	1.54%	1.23%

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

The Bank's average recorded investment in impaired loans totaled $33 and $28 for the second quarter of 2011 and 2010, respectively, and $32 and $26 for the six months ended June 30, 2011 and 2010, respectively. In addition, an insignificant amount of the Bank's MPF loans were classified as troubled debt restructurings at June 30, 2011.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance, beginning of the period	$3.2	$2.0	$3.3	$2.0
Chargeoffs – transferred to real estate owned (REO)	(0.3)	(0.3)	(0.7)	(0.7)
Provision for credit losses	2.5	1.9	2.8	2.3
Balance, end of the period	$5.4	$3.6	$5.4	$3.6
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.01)%	(0.03)%	(0.02)%
Ending balance, individually evaluated for impairment	$—		$—
Ending balance, collectively evaluated for impairment	$(5.4)		$(5.4)
Recorded investment, end of the period(1)	$2,112		$2,112
Individually evaluated for impairment	$—		$—
Collectively evaluated for impairment	$2,112		$2,112

(1)     Excludes government-guaranteed or government-insured loans.

The Bank calculates its estimated allowance for credit losses on mortgage loans acquired under its two MPF products, Original MPF and MPF Plus, as described below.

Allowance for Credit Losses on Original MPF Loans - The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

loans totaling $0.3 as of June 30, 2011, and $0.3 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.1 as of June 30, 2011, and $0.1 as of December 31, 2010.

Allowance for Credit Losses on MPF Plus Loans - The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If it is, the Bank records an allowance for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $3.9 as of June 30, 2011, and $2.2 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $1.1 as of June 30, 2011, and $0.7 as of December 31, 2010.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at June 30, 2011, and December 31, 2010.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2011, and December 31, 2010, were repaid according to the contractual terms.

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

Deposits as of June 30, 2011, and December 31, 2010, were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011	December 31, 2010
Interest-bearing deposits:
Demand and overnight	$127	$110
Term	11	16
Other	6	2
Total interest-bearing deposits	144	128
Non-interest-bearing deposits	2	6
Total	$146	$134

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2011, and December 31, 2010, are detailed in the following table:

	June 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$11	0.01%	$16	0.06%
Adjustable rate	133	0.01	112	0.01
Total interest-bearing deposits	144	0.01	128	0.02
Non-interest-bearing deposits	2	—	6	—
Total	$146	0.01%	$134	0.02%

The aggregate amount of time deposits with a denomination of $0.1 or more was $11 at June 30, 2011, and $16 at December 31, 2010. These time deposits were scheduled to mature within three months.

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Federal Housing Finance Agency (Finance Agency), the successor agency to the Federal Housing Finance Board (Finance Board), and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at June 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$57,525	1.27%	$68,636	1.53%
After 1 year through 2 years	17,272	1.71	18,154	0.99
After 2 years through 3 years	13,124	2.67	15,557	3.06
After 3 years through 4 years	3,511	1.97	2,228	2.69
After 4 years through 5 years	7,121	2.00	5,913	1.92
After 5 years	11,779	3.81	9,100	3.96
Index amortizing notes	4	4.61	5	4.61
Total par amount	110,336	1.85%	119,593	1.87%
Net unamortized premiums/(discounts)	85		10
Valuation adjustments for hedging activities	1,325		1,627
Fair value option valuation adjustments	(37)		(110)
Total	$111,709		$121,120

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $22,990 at June 30, 2011, and $17,617 at December 31, 2010. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $19,910 at June 30, 2011, and $13,853 at December 31, 2010. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	June 30, 2011	December 31, 2010
Par amount of consolidated obligation bonds:
Non-callable	$87,346	$101,976
Callable	22,990	17,617
Total par amount	$110,336	$119,593

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at June 30, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Within 1 year	$78,310	$81,318
After 1 year through 2 years	15,567	18,299
After 2 years through 3 years	8,399	12,897
After 3 years through 4 years	1,075	1,208
After 4 years through 5 years	2,740	1,610
After 5 years	4,241	4,256
Index amortizing notes	4	5
Total par amount	$110,336	$119,593
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$20,414	0.15%	$19,540	0.21%
Unamortized discounts	(8)		(13)
Total	$20,406		$19,527
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2011, and December 31, 2010, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2010 Form 10-K.

	June 30, 2011	December 31, 2010
Par amount of consolidated obligations:
Bonds:
Fixed rate	$74,543	$80,766
Adjustable rate	30,146	33,300
Step-up	4,798	4,843
Step-down	230	215
Fixed rate that converts to adjustable rate	495	419
Adjustable rate that converts to fixed rate	35	35
Adjustable rate that converts to step-up	75	—
Range bonds	10	10
Index amortizing notes	4	5
Total bonds, par	110,336	119,593
Discount notes, par	20,414	19,540
Total consolidated obligations, par	$130,750	$139,133

At June 30, 2011, and December 31, 2010, 85% and 86% of the fixed rate bonds were swapped to an adjustable rate, such as LIBOR, and 96% and 96% of the adjustable rate bonds were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR. At June 30, 2011, and December 31, 2010, 77% and 63% of the fixed rate discount notes were swapped to an adjustable rate, such as LIBOR.

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

As of June 30, 2011, and December 31, 2010, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at June 30, 2011, and December 31, 2010.

	June 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Risk-based capital	$3,749	$12,855	$4,209	$13,640
Total regulatory capital	$5,778	$12,855	$6,097	$13,640
Total regulatory capital ratio	4.00%	8.90%	4.00%	8.95%
Leverage capital	$7,222	$19,283	$7,621	$20,460
Leverage ratio	5.00%	13.35%	5.00%	13.42%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $6,144 outstanding to 53 institutions at June 30, 2011, and $3,749 outstanding to 50 institutions at December 31, 2010. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance at the beginning of the period	$3,102	$4,858	$3,749	$4,843
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	12	—	13	—
Termination of membership(1)	3,165	12	3,167	30
Acquired by/transferred to members(2)	—	—	(500)	—
Redemption of mandatorily redeemable capital stock	(3)	—	(26)	(3)
Repurchase of excess mandatorily redeemable capital stock	(132)	(180)	(259)	(180)
Balance at the end of the period	$6,144	$4,690	$6,144	$4,690

(1)    The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district.
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

Cash dividends on mandatorily redeemable capital stock in the amount of $3 and $6 were recorded as interest expense for the three and six months ended June 30, 2011. Cash dividends on mandatorily redeemable capital stock in the amount of $3 and $6 were recorded as interest expense for the three and six months ended June 30, 2010.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Contractual Redemption Period	June 30, 2011	December 31, 2010
Within 1 year	$38	$58
After 1 year through 2 years	48	58
After 2 years through 3 years	1,220	1,797
After 3 years through 4 years	1,409	1,538
After 4 years through 5 years	3,429	298
Total	$6,144	$3,749

Retained Earnings and Dividend Policy. The Bank's Retained Earnings and Dividend Policy establishes amounts to be retained in restricted retained earnings, which are not made available for dividends in the current dividend period.

Retained Earnings Related to Valuation Adjustments – In accordance with the Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments). As the cumulative net gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings required by this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. Retained earnings restricted in accordance with these provisions totaled $130 at June 30, 2011, and $148 at December 31, 2010. In accordance with this provision, the amount decreased by $18 in the first six months of 2011 as a result of net unrealized losses resulting from valuation adjustments during this period.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, the risk of an extremely adverse change in the market value of the Bank's capital, and the risk of a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1,535 at June 30, 2011, and $1,461 at December 31, 2010.

For more information on these two categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.

Joint Capital Enhancement Agreement – The 12 FHLBanks entered into a Joint Capital Enhancement Agreement (Agreement), as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The Bank's amended capital plan will become effective on September 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $10 at an annualized rate of 0.31% in the second quarter of 2011, and $8 at an annualized rate of 0.26% in the second quarter of 2010.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $19 at an annualized rate of 0.30% in the first six months of 2011, and $17 at an annualized rate of 0.27% in the first six months of 2010.

On July 28, 2011, the Bank's Board of Directors declared a cash dividend for the second quarter of 2011 at an annualized dividend rate of 0.26%. The Bank recorded the second quarter dividend on July 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $7, on or about August 11, 2011.

The Bank will pay the second quarter 2011 dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a member's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of June 30, 2011, the Bank's excess capital stock totaled $6,349, or 4.40% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess and Surplus Capital Stock. The Bank may repurchase some or all of a member's excess capital stock and any excess mandatorily redeemable capital stock, at the Bank's discretion and subject to certain statutory and regulatory requirements. The Bank must give the member 15 days' written notice; however, the member may waive this notice period. The Bank may also repurchase some or all of a member's excess capital stock at the member's request, at the Bank's discretion and subject to certain statutory and regulatory requirements. A member's excess capital stock is defined as any stock holdings in excess of the member's minimum capital stock requirement, as established by the Bank's capital plan.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created by declining advances balances in 2010 and during the first half of 2011. The Bank opted to maintain its strong regulatory capital position, while repurchasing $445 and $471 in excess capital stock in the first and second quarters of 2011, respectively. The Bank did not repurchase excess stock in the first quarter of 2010 and repurchased excess stock totaling $487 in the second quarter of 2010.

During the second quarter of 2011, the five-year redemption period for $3 in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On July 28, 2011, the Bank announced that it plans to repurchase up to $500 in excess capital stock on August 15, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6,349 as of June 30, 2011, which included surplus capital stock of $5,986.

For more information on excess and surplus capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2011, and December 31, 2010.

	June 30, 2011		December 31, 2010
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$3,165	28%	$3,445	29%
Banamex USA	2	—	—	—
Subtotal Citigroup Inc.	3,167	28	3,445	29
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,470	13	1,099	9
JPMorgan Chase Bank, National Association(2)	978	9	1,566	13
Subtotal JPMorgan Chase & Co.	2,448	22	2,665	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,299	12	1,435	12
Wells Fargo Financial National Bank	5	—	5	—
Subtotal Wells Fargo & Company	1,304	12	1,440	12
Total capital stock ownership over 10%	6,919	62	7,550	63
Others	4,271	38	4,481	37
Total	$11,190	100%	$12,031	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)    The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district.
(2)    The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Note 13 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank's 2010 Form 10-K.
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2011 and 2010.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
June 30, 2011	$88	$142	$230	$(27)	$(7)	$3	$261	$(219)	$30	$12
June 30, 2010	145	154	299	(22)	(43)	3	361	(285)	35	41
Six months ended:
June 30, 2011	181	275	456	(50)	(17)	6	517	(361)	62	94
June 30, 2010	283	292	575	(42)	(107)	6	718	(480)	71	167

(1)    Does not include credit-related OTTI charges of $163 and $142 for the three months ended June 30, 2011 and 2010, respectively. Does not include credit-related OTTI charges of $272 and $202 for the six months ended June 30, 2011 and 2010, respectively.
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

The following table presents total assets by operating segment at June 30, 2011, and December 31, 2010.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2011	$117,334	$27,104	$144,438
December 31, 2010	128,424	23,999	152,423

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Intermediation – As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary may also arise when the Bank enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net gain on derivatives and hedging activities.”

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $950 at June 30, 2011, and $960 at December 31, 2010. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2011, and December 31, 2010, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain consolidated

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

obligations to create funding equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and are presented as “Net gain on derivatives and hedging activities.”

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2011, or the twelve months ended December 31, 2010.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

notional amounts outstanding of $173,937 and $190,410 at June 30, 2011, and December 31, 2010, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	June 30, 2011	December 31, 2010
Total net exposure at fair value(1)	$1,287	$1,525
Cash collateral held	687	807
Net exposure after cash collateral	600	718
Securities collateral held	562	698
Net exposure after collateral	$38	$20

(1)    Includes net accrued interest receivable of $254 and $253 as of June 30, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. In several of the Bank's derivatives agreements, if the Bank's debt rating falls below A, the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position at June 30, 2011, was $118, for which the Bank had posted collateral of $70 in the normal course of business. If the credit rating of the Bank's debt had been lowered to one ratings notch below AAA by either Standard & Poor's or Moody's, then the Bank would have been required to deliver up to an additional $31 of collateral (at fair value) to its derivatives counterparties at June 30, 2011.

On April 20, 2011, Standard & Poor's revised its outlook on the FHLBanks' consolidated obligations and on the long-term credit ratings of ten FHLBanks to reflect its revision of the outlook on the long-term sovereign credit rating of the United States to negative from stable. As of June 30, 2011, Standard & Poor's rated the FHLBanks' consolidated obligations AAA/A-1+ with a negative outlook and assigned long-term credit ratings of AAA with a negative outlook to ten FHLBanks, including the Bank; AA+ with a stable outlook to the FHLBank of Chicago; and AA+ with a negative outlook to the FHLBank of Seattle. On July 15, 2011, Standard & Poor's placed the long-term credit ratings of the ten FHLBanks on CreditWatch with negative implications after placing the long-term sovereign credit rating of the United States on CreditWatch negative on July 14, 2011. In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issue ratings on the ten FHLBanks and on the senior debt issued by the FHLBank System (FHLBank System consolidated obligations) from AAA to AA+ with a negative outlook and removed the FHLBanks and relevant debt issues from CreditWatch.

As of June 30, 2011, Moody's rated the FHLBanks' consolidated obligations Aaa/P-1 with a stable outlook. On July 13, 2011, Moody's placed the Aaa bond rating of the U. S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the Aaa rating for the FHLBanks and announced

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

that in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBanks was also revised to negative.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2011, and December 31, 2010. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

	June 30, 2011			December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$72,446	$1,501	$304	$84,131	$1,816	$429
Total	72,446	1,501	304	84,131	1,816	429
Derivatives not designated as hedging instruments:
Interest rate swaps	100,415	433	456	104,193	518	535
Interest rate caps, floors, corridors, and/or collars	1,076	12	18	2,086	17	24
Total	101,491	445	474	106,279	535	559
Total derivatives before netting and collateral adjustments	$173,937	1,946	778	$190,410	2,351	988
Netting adjustments by counterparty		(659)	(659)		(826)	(826)
Cash collateral and related accrued interest		(687)	11		(807)	1
Total collateral and netting adjustments(1)		(1,346)	(648)		(1,633)	(825)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$600	$130		$718	$163

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty.
The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(6)	$1	$(5)	$5
Total net gain related to fair value hedge ineffectiveness	(6)	1	(5)	5
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(78)	(80)	(50)	(54)
Interest rate caps, floors, corridors, and/or collars	—	(1)	1	(3)
Net interest settlements	(7)	(43)	(17)	(107)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(85)	(124)	(66)	(164)
Net gain/(loss) on derivatives and hedging activities	$(91)	$(123)	$(71)	$(159)
The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30, 2011				June 30, 2010
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(41)	$41	$—	$(66)	$(2)	$3	$1	$(143)
Consolidated obligation bonds	50	(56)	(6)	317	31	(31)	—	468
Total	$9	$(15)	$(6)	$251	$29	$(28)	$1	$325

	Six Months Ended
	June 30, 2011				June 30, 2010
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$41	$(40)	$1	$(150)	$36	$(36)	$—	$(311)
Consolidated obligation bonds	(264)	258	(6)	647	39	(34)	5	979
Total	$(223)	$218	$(5)	$497	$75	$(70)	$5	$668

(1)    The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and six months ended June 30, 2011 and 2010, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2011, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 15 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following table presents the carrying value and the fair value of the Bank's financial instruments at June 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$7,452	$7,452	$755	$755
Federal funds sold	11,669	11,669	16,312	16,312
Trading securities	3,548	3,548	2,519	2,519
Available-for-sale securities	9,781	9,781	1,927	1,927
Held-to-maturity securities	26,224	26,105	31,824	32,214
Advances (includes $9,227 and $10,490 at fair value under the fair value option, respectively)	82,745	83,049	95,599	95,830
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,097	2,252	2,381	2,511
Accrued interest receivable	169	169	228	228
Derivative assets(1)	600	600	718	718
Liabilities
Deposits	146	146	134	134
Consolidated obligations:
Bonds (includes $18,737 and $20,872 at fair value under the fair value option, respectively)	111,709	111,968	121,120	121,338
Discount notes	20,406	20,410	19,527	19,528
Mandatorily redeemable capital stock	6,144	6,144	3,749	3,749
Accrued interest payable	411	411	467	467
Derivative liabilities(1)	130	130	163	163
Other
Standby letters of credit	23	23	26	26
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

Investment Securities – FFCB bonds, TLGP securities, and Housing Finance Agency Bonds and MBS – Under the methodology approved by the MBS Pricing Governance Committee and adopted by the Bank, the Bank requests prices for these securities from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

security using a formula that is based on the number of prices received. If four prices are received, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness based on differences among pricing vendors using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that the Bank believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to a price challenge of pricing vendors, a comparison to the prices for similar securities and/or to non-binding dealer estimates, or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price is available in order to arrive at an estimated fair value. The relative proximity of the vendor prices for each security, as defined by the tolerance thresholds, supports the Bank's conclusion that the final assigned prices are reasonable estimates of fair value. Securities classified as trading are recorded at fair value on a recurring basis.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of June 30, 2011, the spread adjustment to the CO Curve ranged from 3 to 17 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was immaterial at June 30, 2011, and December 31, 2010. The estimated fair value of standby letters of credit is based on the present value of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2011:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP securities	—	1,160	—	—	1,160
MBS:
Other U.S. obligations – Ginnie Mae	—	19	—	—	19
GSEs – Fannie Mae	—	3	—		3
Total trading securities	—	3,548	—	—	3,548
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,855	—	7,855
Total available-for-sale securities	—	1,926	7,855	—	9,781
Advances(2)	—	9,591	—	—	9,591
Derivative assets: interest-rate related	—	1,946	—	(1,346)	600
Total assets	$—	$17,011	$7,855	$(1,346)	$23,520
Liabilities:
Consolidated obligation bonds(3)	$—	$18,737	$—	$—	$18,737
Derivative liabilities: interest-rate related	—	778	—	(648)	130
Total liabilities	$—	$19,515	$—	$(648)	$18,867

December 31, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP securities	—	128	—	—	128
MBS:
Other U.S. obligations – Ginnie Mae	—	20	—	—	20
GSEs – Fannie Mae	—	5	—		5
Total trading securities	—	2,519	—	—	2,519
Available-for-sale securities (TLGP securities)	—	1,927	—	—	1,927
Advances(2)	—	11,297	—	—	11,297
Derivative assets: interest-rate related	—	2,351	—	(1,633)	718
Total assets	$—	$18,094	$—	$(1,633)	$16,461
Liabilities:
Consolidated obligation bonds(3)	$—	$21,384	$—	$—	$21,384
Derivative liabilities: interest-rate related	—	988	—	(825)	163
Total liabilities	$—	$22,372	$—	$(825)	$21,547

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $9,227 and $10,490 of advances recorded under the fair value option at June 30, 2011, and December 31, 2010, respectively, and $364 and $807 of advances recorded at fair value at June 30, 2011, and December 31, 2010, respectively, where the exposure to overall changes in fair value was economically hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $18,737 and $20,872 of consolidated obligation bonds recorded under the fair value option at June 30, 2011, and December 31, 2010, respectively, and $0 and $512 of consolidated obligation bonds recorded at fair value at June 30, 2011, and December 31, 2010, respectively, where the exposure to overall changes in fair value was economically hedged in accordance with the accounting for derivatives instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$6,011	$—
Transfers of held-to-maturity to available-for-sale securities	1,893	7,215
Total gain/(loss) realized and unrealized:
OTTI credit loss recognized in earnings	(107)	(107)
Unrealized gains in AOCI	287	976
Settlements	(229)	(229)
Balance, end of period	$7,855	$7,855

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At June 30, 2011, and December 31, 2010, the Bank measured certain of its held-to-maturity investment securities and REO at fair value on a nonrecurring basis. The following tables present these assets as of June 30, 2011, and December 31, 2010, for which a nonrecurring change in fair value was recorded at June 30, 2011, and December 31, 2010, by level within the fair value hierarchy.

June 30, 2011
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
REO	$—	$—	$3

December 31, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$547
REO	—	—	2

Based on the current lack of significant market activity for PLRMBS and REO, the nonrecurring fair value measurements for these assets as of June 30, 2011, and December 31, 2010, fell within Level 3 of the fair value hierarchy.

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011		June 30, 2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$9,708	$24,943	$17,459	$24,241
New transactions elected for fair value option	1,001	2,565	127	6,574
Maturities and terminations	(1,588)	(8,838)	(4,781)	(9,709)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	105	71	35	56
Change in accrued interest	1	(4)	(21)	(14)
Balance, end of the period	$9,227	$18,737	$12,819	$21,148

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended
	June 30, 2011		June 30, 2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$10,490	$20,872	$21,616	$37,022
New transactions elected for fair value option	1,517	7,725	200	14,325
Maturities and terminations	(2,828)	(9,934)	(8,915)	(30,271)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	54	74	(45)	76
Change in accrued interest	(6)	—	(37)	(4)
Balance, end of the period	$9,227	$18,737	$12,819	$21,148

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three and six months ended June 30, 2011 and 2010, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011				June 30, 2010
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$65	$—	$105	$170	$130	$—	$35	$165
Consolidated obligation bonds	—	(34)	(71)	(105)	—	(49)	(56)	(105)
Total	$65	$(34)	$34	$65	$130	$(49)	$(21)	$60

	Six Months Ended
	June 30, 2011				June 30, 2010
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$135	$—	$54	$189	$296	$—	$(45)	$251
Consolidated obligation bonds	—	(68)	(74)	(142)	—	(110)	(76)	(186)
Total	$135	$(68)	$(20)	$47	$296	$(110)	$(121)	$65

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at June 30, 2011, and December 31, 2010:

	At June 30, 2011			At December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$8,895	$9,227	$332	$10,163	$10,490	$327
Consolidated obligation bonds	18,774	18,737	(37)	20,982	20,872	(110)

(1)    At June 30, 2011, and December 31, 2010, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 16 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2011, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $727,475 at June 30, 2011, and $796,374 at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $130,750 at June 30, 2011, and $139,133 at December 31, 2010. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10-K.

Off-balance sheet commitments as of June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011			December 31, 2010
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,079	$4,052	$6,131	$1,554	$4,481	$6,035
Commitments to fund additional advances	3	—	3	304	—	304
Unsettled consolidated obligation bonds, par(1)	3,195	—	3,195	205	—	205
Interest rate exchange agreements, traded but not yet settled	3,105	—	3,105	95	—	95

(1)    At June 30, 2011, and December 31, 2010, $3,105 and $95 were hedged with associated interest rate swaps, respectively.

Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of June 30, 2011, and December 31, 2010. The estimated fair value of advance commitments was immaterial to the balance sheet as of June 30, 2011, and December 31, 2010.

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

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $23 at June 30, 2011, and $26 at December 31, 2010. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of June 30, 2011, and December 31, 2010.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's, Moody's, and/or Fitch, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of June 30, 2011, the Bank had pledged as collateral securities with a carrying value of $68, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2010, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

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

	June 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$1	$—
Investments(1)	3,022	2,568
Advances	51,886	57,567
Mortgage loans held for portfolio	1,671	1,888
Accrued interest receivable	43	80
Derivative assets	660	762
Total	$57,283	$62,865
Liabilities:
Deposits	$663	$760
Mandatorily redeemable capital stock	6,144	3,001
Derivative liabilities	3	4
Total	$6,810	$3,765
Notional amount of derivatives	$43,775	$49,695
Standby letters of credit	3,694	3,764

(1)    Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income:
Investments(1)	$14	$24	$30	$50
Advances(2)	47	163	96	333
Mortgage loans held for portfolio	21	28	43	57
Total	$82	$215	$169	$440
Interest Expense:
Mandatorily redeemable capital stock	$3	$2	$6	$5
Consolidated obligations(3)	(123)	(168)	(247)	(353)
Total	$(120)	$(166)	$(241)	$(348)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(42)	$11	$(143)	$14
Other income	—	1	2	2
Total	$(42)	$12	$(141)	$16

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

Note 18 — Subsequent Events

The Bank evaluated events subsequent to June 30, 2011, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified, other than those discussed below.

On July 28, 2011, the Bank announced that it plans to repurchase up to $500 in excess capital stock on August 15, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

On July 28, 2011, the Bank's Board of Directors declared a cash dividend for the second quarter of 2011 at an annualized dividend rate of 0.26%. The Bank recorded the second quarter dividend on July 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $7, on or about August 11, 2011. The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, amendments to the Bank's Capital Plan and Joint Capital Enhancement Agreement, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

Quarterly Overview

U.S. economic conditions continued to affect the Bank's business and results of operations, as well as those of its members, during the second quarter of 2011. The pace of U.S. economic expansion slowed during the period, employment growth stalled, and the housing sector remained weak. As consumer confidence declined, home sales fell. Large supplies of unsold distressed properties continued to overhang many local markets, dampening housing values, and despite low mortgage interest rates, buyers remained discouraged. No upswing in lending by Bank members was evident, although some members reported originating more commercial and industrial loans. Bank members continued to maintain high levels of liquidity, which were adequate to fund most of their lending activities.

Net income for the second quarter of 2011 was $9 million, compared with net income of $29 million for the second quarter of 2010. The decrease in net income for the second quarter of 2011 primarily reflected a decline in net interest income. In addition, the Bank incurred a higher credit-related other-than-temporary impairment (OTTI) charge on private-label residential mortgage-backed securities (PLRMBS) in the second quarter of 2011 relative to the same period in 2010. These negative effects on net income were partially offset by lower net losses associated with derivatives, hedged items, and financial instruments carried at fair value in the second quarter of 2011 compared to the second quarter of 2010.

Net interest income for the second quarter of 2011 was $264 million, down from $363 million for the second quarter of 2010. The decrease in net interest income was due, in part, to lower earnings on invested capital (resulting from the lower interest rate environment), lower advances and MBS balances, and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the second quarter of 2011 relative to the year-earlier period. (This income is generally offset by net interest expense on derivative instruments used in economic hedges, reflected in other income). These factors were partially offset by increased spreads on the Bank's portfolio of MBS and mortgage loans.

Other income/(loss) for the second quarter of 2011 was a loss of $219 million, compared to a loss of $285 million for the second quarter of 2010. The loss for the second quarter of 2011 reflected a credit-related OTTI charge of $163 million on certain PLRMBS, compared to a credit-related OTTI charge of $142 million for the second quarter of 2010. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $50 million for the second quarter of 2011, compared to a net loss of $102 million for the second quarter of 2010. In addition, net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $7 million in the second quarter of 2011, compared to $43 million in the second quarter of 2010.

The $50 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the second quarter of 2011 reflected losses, primarily associated with the effects of changes in interest rates and increased swaption volatilities. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. As of June 30, 2011, the Bank's retained earnings included a cumulative net gain of $130 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $163 million for the second quarter of 2011 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Projected collateral performance as of the end of the second quarter of 2011 primarily reflected decreases in actual and slower than previously forecasted housing price recovery.

PLRMBS classified as held-to-maturity that experienced OTTI related to credit during the second quarter of 2011 were reclassified to available-for-sale at their fair values as of June 30, 2011. The Bank does not currently intend to sell any of the securities in its available-for-sale portfolio or in its held-to-maturity portfolio. Accumulated other comprehensive loss declined $1.2 billion during the first six months of 2011, from $2.9 billion at December 31, 2010, to $1.7 billion at June 30, 2011, primarily because of two factors. As a result of improvement in the fair value of PLRMBS classified as available-for-sale, accumulated other comprehensive loss was reduced by $928 million. In addition, the Bank accreted $253 million from accumulated other comprehensive loss for PLRMBS classified as held-to-maturity that had experienced OTTI in prior quarters. For PLRMBS classified as held-to-maturity, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected.

Additional information about investments and OTTI charges associated with the Bank's PLRMBS is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis. Additional information about the Bank's PLRMBS is also provided in “Part II. Item 1. Legal Proceedings.”

On July 28, 2011, the Bank's Board of Directors declared a cash dividend for the second quarter of 2011 at an annualized rate of 0.26%. The Bank recorded the second quarter dividend on July 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $7 million, on or about August 11, 2011. The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of June 30, 2011, the Bank's excess capital stock totaled $6.3 billion, or 4.40% of total assets.

As of June 30, 2011, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 8.90%, exceeding the 4.00% requirement. The Bank had $12.9 billion in regulatory capital, exceeding its risk-based capital requirement of $3.7 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 15, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of the Bank's PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first six months of 2011, total assets decreased $8.0 billion, or 5%, to $144.4 billion at June 30, 2011, from $152.4 billion at December 31, 2010. Total advances declined $12.9 billion, or 13%, to $82.7 billion at June 30, 2011, from $95.6 billion at December 31, 2010. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the second quarter of 2011, the Bank continued to review and adjust its lending parameters based on market conditions. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the second quarter of 2011.

One member institution was placed into receivership during the second quarter of 2011. The advances outstanding to this institution were assumed by another institution, and no losses were incurred by the Bank. The Bank capital stock held by this institution was transferred to another member institution.

From July 1, 2011, to July 29, 2011, one member institution was placed into receivership. The advances outstanding to this institution were assumed by another member institution and no losses were incurred by the Bank. The Bank capital stock held by this institution was transferred to another member institution.

The Bank reclassified $3.2 billion of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district, as previously announced. A decrease in advances to any departing member, if not replaced with advances to other members, results in a reduction of the Bank's total assets and net income. The timing and magnitude of the impact of a decrease in the amount of advances related to the departure of Citibank, N.A., as a member will depend on a number of factors, including: the amount and the period over which the advances are prepaid or repaid; the amount and timing of any corresponding decreases in activity-based capital stock; the profitability of the advances; the extent to which consolidated obligations mature as the advances are prepaid or repaid; and the Bank's ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs.

Several issues are contributing to ongoing uncertainty in the housing and mortgage markets, including allegations of widespread failures in the processing of home mortgage foreclosures and increasing investor demands for sellers to repurchase mortgage loans that do not conform to the original representations and warranties. The Bank is monitoring developments in these areas to assess the potential impact on the Bank's PLRMBS and on the creditworthiness or pledged mortgage collateral of any large Bank member or affiliate affected by these issues.

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The amended capital plans, including the Bank's amended capital plan, will become effective on September 5, 2011. On August 5, 2011, the FHLBanks also amended the Agreement to reflect differences between the original Agreement and the capital plan amendments.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

On August 5, 2011, Standard & Poor's Ratings Services (Standard & Poor's) lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In Standard & Poor's application of its government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issuer ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and on the senior debt issued by the FHLBank System (FHLBank System consolidated obligations) from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle had been previously rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch. The downgrade by Standard &Poor's could result in higher FHLBank funding costs and/or disruptions to capital markets access. In addition, member demand for standby letters of credit issued by the Bank on behalf of members, which may be influenced by the Bank's credit rating, could be weakened by the downgrade of the Bank's credit rating. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds or that demand for its products falls, its financial condition and results of operations could be adversely affected. The downgrade by Standard & Poor's also triggers additional collateral posting requirements under most of the Bank's derivatives agreements. For more information about the downgrade, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Selected Balance Sheet Items at Quarter End
Total Assets	$144,438	$151,444	$152,423	$142,695	$158,198
Advances	82,745	92,005	95,599	89,327	95,747
Mortgage Loans Held for Portfolio, Net	2,097	2,205	2,381	2,623	2,788
Investments(1)	51,222	52,413	52,582	49,889	51,139
Consolidated Obligations:(2)
Bonds	111,709	115,464	121,120	118,764	129,524
Discount Notes	20,406	22,951	19,527	11,138	15,788
Mandatorily Redeemable Capital Stock	6,144	3,102	3,749	3,627	4,690
Capital Stock —Class B —Putable	5,046	8,496	8,282	8,875	8,280
Restricted Retained Earnings	1,665	1,663	1,609	1,478	1,350
Accumulated Other Comprehensive Loss	(1,692)	(2,039)	(2,943)	(3,152)	(3,332)
Total Capital	5,019	8,120	6,948	7,201	6,298
Selected Operating Results for the Quarter
Net Interest Income	$264	$256	$270	$306	$363
Provision for Credit Losses on Mortgage Loans	3	—	—	—	2
Other Income/(Loss)	(219)	(142)	(38)	(86)	(285)
Other Expense	30	32	41	33	35
Assessments	3	22	51	50	12
Net Income	$9	$60	$140	$137	$29
Selected Other Data for the Quarter
Net Interest Margin(3)	0.72%	0.69%	0.72%	0.81%	0.87%
Operating Expenses as a Percent of Average Assets	0.07	0.07	0.07	0.07	0.07
Return on Average Assets	0.03	0.16	0.37	0.36	0.07
Return on Average Equity	0.48	3.26	8.04	8.38	1.87
Annualized Dividend Rate(4)	0.31	0.29	0.39	0.44	0.26
Dividend Payout Ratio(5)	69.44	10.36	5.90	6.74	18.60
Average Equity to Average Assets Ratio	5.38	4.92	4.61	4.30	3.76
Selected Other Data at Quarter End
Regulatory Capital Ratio(6)	8.90	8.76	8.95	9.80	9.05
Duration Gap (in months)	1	1	1	7	6

(1)
Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
June 30, 2011	$727,475
March 31, 2011	765,980
December 31, 2010	796,374
September 30, 2010	806,007
June 30, 2010	846,481

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)
On July 28, 2011, the Bank's Board of Directors declared a cash dividend for the second quarter of 2011 at an annualized dividend rate of 0.26%. The Bank recorded and will pay the second quarter dividend during the third quarter of 2011.

(5)	This ratio is calculated as dividends per share divided by net income per share.

(6)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets tables that follow presents the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and six months ended June 30, 2011 and 2010, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Second Quarter of 2011 Compared to Second Quarter of 2010

Average Balance Sheets

	Three Months Ended
	June 30, 2011			June 30, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$17,018	$6	0.14%	$17,162	$8	0.20%
Trading securities:
MBS	22	—	2.85	28	1	3.77
Other investments	3,528	7	0.76	396	—	0.34
Available-for-sale securities:(1)
MBS	6,976	71	4.02	—	—	—
Other investments	1,927	1	0.27	1,933	1	0.29
Held-to-maturity securities:(1)
MBS	18,835	161	3.43	27,966	275	3.95
Other investments	9,372	5	0.19	10,864	7	0.26
Mortgage loans held for portfolio, net	2,155	28	5.16	2,849	39	5.48
Advances(2)	87,506	180	0.83	106,962	313	1.17
Loans to other FHLBanks	3	—	0.09	4	—	0.15
Total interest-earning assets	147,342	459	1.25	168,164	644	1.54
Other assets(3)(4)(5)	746	—	—	60	—	—
Total Assets	$148,088	$459	1.24%	$168,224	$644	1.54%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$114,244	$183	0.64%	$136,327	$269	0.79%
Discount notes	20,378	9	0.19	17,709	9	0.21
Deposits(3)	904	—	—	1,586	—	0.06
Borrowings from other FHLBanks	2	—	0.08	—	—	—
Mandatorily redeemable capital stock	3,144	3	0.33	4,771	3	0.26
Total interest-bearing liabilities	138,672	195	0.56	160,393	281	0.70
Other liabilities(3)(4)	1,442	—	—	1,511	—	—
Total Liabilities	140,114	195	—	161,904	281	0.70
Total Capital	7,974	—	—	6,320	—	—
Total Liabilities and Capital	$148,088	$195	0.53%	$168,224	$281	0.67%
Net Interest Income		$264			$363
Net Interest Spread(6)			0.69%			0.84%
Net Interest Margin(7)			0.72%			0.87%
Interest-earning Assets/Interest-bearing Liabilities	106.25%			104.84%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2011			June 30, 2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(8)	$(66)	$(74)	$(13)	$(143)	$(156)
Consolidated obligation bonds	22	317	339	25	468	493

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2011 was $264 million, a 27% decrease from $363 million in the second quarter of 2010. The following table details the changes in interest income and interest expense for the second quarter of 2011 compared to the second quarter of 2010. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(2)	$—	$(2)
Trading securities:
MBS	(1)	—	(1)
Other investments	7	6	1
Available-for-sale securities:
MBS	71	71	—
Other investments	—	—	—
Held-to-maturity securities:
MBS	(114)	(81)	(33)
Other investments	(2)	(1)	(1)
Mortgage loans held for portfolio	(11)	(9)	(2)
Advances(2)	(133)	(51)	(82)
Total interest-earning assets	(185)	(65)	(120)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(86)	(40)	(46)
Discount notes	—	1	(1)
Mandatorily redeemable capital stock	—	(1)	1
Total interest-bearing liabilities	(86)	(40)	(46)
Net interest income	$(99)	$(25)	$(74)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $4 million in the second quarter of 2011 compared to $28 million in the second quarter of 2010 and reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $6 million in the second quarter of 2011 and by $15 million in the second quarter of 2010.

The net interest margin for the second quarter of 2011 was 72 basis points, 15 basis points lower than the net interest margin for the second quarter of 2010, which was 87 basis points. The net interest spread for the second quarter of 2011 was 69 basis points, 15 basis points lower than the net interest spread for the second quarter of 2010, which was 84 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment) and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the second quarter of 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in the second quarter of 2011. These factors were partially offset by increased spreads on the mortgage portfolio.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2011 and 2010.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2011	June 30, 2010
Other Income/(Loss):
Net loss on trading securities(1)	$—	$(1)
Total other-than-temporary impairment loss	(116)	(190)
Net amount of impairment loss reclassified (from)/to accumulated other comprehensive loss	(47)	48
Net other-than-temporary impairment loss	(163)	(142)
Net gain/(loss) on advances and consolidation obligation bonds held at fair value	34	(21)
Net loss on derivatives and hedging activities	(91)	(123)
Other	1	2
Total Other Income/(Loss)	$(219)	$(285)

(1) The net loss on trading securities that were economically hedged totaled $0.4 million and $(1.2) million for the three months ended June 30, 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss – Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Projected collateral performance as of the end of the second quarter of 2011 primarily reflected decreases in actual and expected housing prices and an expected slowdown in housing price recovery. The following table presents the net other-than-temporary impairment loss for the three months ended June 30, 2011 and 2010:

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	June 30, 2011			June 30, 2010
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$3	$53	$56	$2	$175	$177
Securities previously impaired prior to current period(1)	160	(100)	60	140	(127)	13
Total	$163	$(47)	$116	$142	$48	$190

(1)    For the three months ended June 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2011. For the three months ended June 30, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2010.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the three months ended June 30, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value

	Three Months Ended
(In millions)	June 30, 2011	June 30, 2010
Advances	$105	$35
Consolidated obligation bonds	(71)	(56)
Total	$34	$(21)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the second quarter of 2011, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances and by higher swaption volatilities used in pricing fair value option putable advances during the second quarter of 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

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

Net Loss on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the second quarter of 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

(In millions)	June 30, 2011				June 30, 2010
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$(98)	$(55)	$(153)	$—	$(28)	$(112)	$(140)
Not elected for fair value option	—	(4)	(9)	(13)	1	(9)	(11)	(19)
Consolidated obligation bonds:
Elected for fair value option	—	53	26	79	—	(5)	43	38
Not elected for fair value option	(6)	(13)	46	27	—	9	49	58
Consolidated obligation discount notes:
Not elected for fair value option	—	(16)	(11)	(27)	—	(48)	(12)	(60)
Non-MBS investments:
Not elected for fair value option	—	—	(4)	(4)	—	—	—	—
Total	$(6)	$(78)	$(7)	$(91)	$1	$(81)	$(43)	$(123)

During the second quarter of 2011, net losses on derivatives and hedging activities totaled $91 million compared to net losses of $123 million in the second quarter of 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $7 million in the second quarter of 2011, compared to net interest expense on derivative instruments used in economic hedges of $43 million in the second quarter of 2010. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the second quarter of 2011 on the adjustable rate leg of the interest rate swaps.

Excluding the $7 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the second quarter of 2011 totaled $84 million as detailed above. The $84 million in net losses were primarily attributable to changes in interest rates and increased swaption volatilities during the second quarter of 2011.

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

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Average Balance Sheets

	Six Months Ended
	June 30, 2011			June 30, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$16,797	$14	0.17%	$15,908	$13	0.17%
Trading securities:
MBS	23	—	3.01	29	1	3.92
Other investments	3,296	12	0.71	199	—	0.34
Available-for-sale securities:(1)
MBS	3,547	70	3.97	—	—	—
Other investments	1,928	3	0.27	1,933	2	0.26
Held-to-maturity securities:(1)
MBS	21,662	383	3.56	29,200	559	3.86
Other investments	9,072	10	0.22	10,486	11	0.23
Mortgage loans held for portfolio, net	2,221	56	5.07	2,909	75	5.16
Advances(2)	90,437	372	0.83	115,962	645	1.12
Deposits with other FHLBanks	—	—	0.06	1	—	0.03
Loans to other FHLBanks	2	—	0.11	8	—	0.11
Total interest-earning assets	148,985	920	1.24	176,635	1,306	1.49
Other assets(3)(4)(5)	564	—	—	81	—	—
Total Assets	$149,549	$920	1.24%	$176,716	$1,306	1.49%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$115,993	$374	0.65%	$142,016	$558	0.79%
Discount notes	19,959	20	0.20	20,415	22	0.22
Deposits(3)	923	—	0.02	1,652	—	0.04
Borrowings from other FHLBanks	4	—	0.15	1	—	0.13
Mandatorily redeemable capital stock	3,238	6	0.33	4,810	6	0.27
Other borrowings	—	—	—	1	—	0.10
Total interest-bearing liabilities	140,117	400	0.58	168,895	586	0.70
Other liabilities(3)(4)	1,730	—	—	1,505	—	—
Total Liabilities	141,847	400	0.57	170,400	586	0.69
Total Capital	7,702	—	—	6,316	—	—
Total Liabilities and Capital	$149,549	$400	0.54%	$176,716	$586	0.67%
Net Interest Income		$520			$720
Net Interest Spread(6)			0.66%			0.79%
Net Interest Margin(7)			0.70%			0.82%
Interest-earning Assets/Interest-bearing Liabilities	106.33%			104.58%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows

	Six Months Ended
	June 30, 2011			June 30, 2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(17)	$(150)	$(167)	$(30)	$(311)	$(341)
Consolidated obligation bonds	44	647	691	49	979	1,028

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2011 was $520 million, a 28% decrease from $720 million in the first six months of 2010. The following table details the changes in interest income and interest expense for the first six months of 2011 compared to the first six months of 2010. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$1	$1	$—
Trading securities:
MBS	(1)	—	(1)
Other investments	12	11	1
Available-for-sale securities:
MBS	70	70	—
Other investments	1	—	1
Held-to-maturity securities:
MBS	(176)	(136)	(40)
Other investments	(1)	(1)	—
Mortgage loans held for portfolio	(19)	(18)	(1)
Advances(2)	(273)	(125)	(148)
Total interest-earning assets	(386)	(198)	(188)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(184)	(93)	(91)
Discount notes	(2)	(1)	(1)
Mandatorily redeemable capital stock	—	(2)	2
Total interest-bearing liabilities	(186)	(96)	(90)
Net interest income	$(200)	$(102)	$(98)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $10 million in the first six months of 2011 compared to $39 million in the first six months of 2010 and reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $6 million in the first six months of 2011 and by $4 million in the first six months of 2010.

The net interest margin was 70 basis points for the first six months of 2011, 12 basis points lower than the net interest margin for the first six months of 2010, which was 82 basis points. The net interest spread was 66 basis points for the first six months of 2011, 13 basis points lower than the net interest spread for the first six months of 2010, which was 79 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment) and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the first six months of 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in the first six months of 2011. These factors were partially offset by increased spreads on the mortgage portfolio.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2011 and 2010.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2011	June 30, 2010
Other Income/(Loss):
Net loss on trading securities(1)	$(1)	$(1)
Total other-than-temporary impairment loss	(204)	(382)
Net amount of impairment loss reclassified (from)/to accumulated other comprehensive loss	(68)	180
Net other-than-temporary impairment loss	(272)	(202)
Net loss on advances and consolidation obligation bonds held at fair value	(20)	(121)
Net loss on derivatives and hedging activities	(71)	(159)
Other	3	3
Total Other Income/(Loss)	$(361)	$(480)

(1) The net loss on trading securities that were economically hedged totaled $0.1 million and $(1.1) million for the six months ended June 30, 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss – Each quarter, the Bank updates its OTTI analysis to reflect current and anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Projected collateral performance as of the end of the first six months of 2011 primarily reflected decreases in actual and expected housing prices and an expected slowdown in housing price recovery. The following table presents the net other-than-temporary impairment loss for the six months ended June 30, 2011 and 2010.

Net Other-Than-Temporary Impairment Loss

	Six Months Ended
	June 30, 2011			June 30, 2010
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$4	$129	$133	$5	$289	$294
Securities previously impaired prior to current period(1)	268	(197)	71	197	(109)	88
Total	$272	$(68)	$204	$202	$180	$382

(1)    For the six months ended June 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the six months ended June 30, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the six months ended June 30, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value

	Six Months Ended
(In millions)	June 30, 2011	June 30, 2010
Advances	$54	$(45)
Consolidated obligation bonds	(74)	(76)
Total	$(20)	$(121)

For the first six months of 2011, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances during the first six months of 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the first six months of 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

(In millions)	June 30, 2011				June 30, 2010
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(34)	$(112)	$(146)	$—	$33	$(258)	$(225)
Not elected for fair value option	1	4	(17)	(12)	—	(8)	(25)	(33)
Consolidated obligation bonds:
Elected for fair value option	—	46	51	97	—	19	97	116
Not elected for fair value option	(6)	(54)	88	28	5	(35)	113	83
Consolidated obligation discount notes:
Not elected for fair value option	—	(11)	(21)	(32)	—	(66)	(34)	(100)
Non-MBS investments:
Not elected for fair value option	—	—	(6)	(6)	—	—	—	—
Total	$(5)	$(49)	$(17)	$(71)	$5	$(57)	$(107)	$(159)

During the first six months of 2011, net losses on derivatives and hedging activities totaled $71 million compared to net losses of $159 million in the first six months of 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $17 million in the first six months of 2011, compared to net interest expense on derivative instruments used in economic hedges of $107 million in the first six months of 2010. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first six months of 2011 on the adjustable leg of the interest rate swaps.

Excluding the $17 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first six months of 2011 totaled $54 million as detailed above. The $54 million in net losses were primarily attributable to changes in interest rates and decreased swaption volatilities during the first six months of 2011.

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

Return on Average Equity

Return on average equity (ROE) was 0.48% (annualized) for the second quarter of 2011, compared to 1.87% (annualized) for the second quarter of 2010. This decline reflected the decrease in net income in the second quarter of 2011 and the increase in average equity, which increased 26%, to $8.0 billion in the second quarter of 2011 from $6.3 billion in the second quarter of 2010.

ROE was 1.81% (annualized) for the first six months of 2011, compared to 3.90% (annualized) for the first six months of 2010. This decline reflected the decrease in net income in the first six months of 2011 and the increase in average equity, which increased 22%, to $7.7 billion in the first six months of 2011 from $6.3 billion in the first six months of 2010.

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

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2011, advances maturing within five years totaled $75.5 billion, significantly in excess of the $0.1 billion of member deposits on that date. At December 31, 2010, advances maturing within five years totaled $88.2 billion, also significantly in excess of the $0.1 billion of member deposits on that date. In addition, as of June 30, 2011, and December 31, 2010, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

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

The retained earnings restricted in accordance with this provision of the Bank's Retained Earnings and Dividend Policy totaled $130 million at June 30, 2011, and $148 million at December 31, 2010.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect members' paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly valuation losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, the risk of an extremely adverse change in the market value of the Bank's capital, and the risk of a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. The retained earnings restricted in accordance with this provision of the Retained Earnings and Dividend Policy totaled $1.5 billion at June 30, 2011, and $1.5 billion at December 31, 2010.

For more information on these two categories of restricted retained earnings, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.

Joint Capital Enhancement Agreement – Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. For more information on the Agreement, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comparison of 2010 to 2009 - Dividends and Retained Earnings” in the Bank's 2010 Form 10-K.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The amended capital plans, including the Bank's amended capital plan, will become effective on September 5, 2011. On August 5, 2011, the FHLBanks also amended the Agreement to reflect differences between the original Agreement and the capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the Agreement is terminated. In particular, an FHLBank's obligation to make allocations to the restricted retained earnings account terminates on the automatic termination event declaration date, and restrictions on paying dividends out of the restricted retained earnings account, or otherwise reallocating funds from the restricted retained earnings account, are terminated one year later. For more information on the amendments to the Agreement, see the Bank's Form 8-K filed on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $10 million at an annualized rate of 0.31% in the second quarter of 2011, and $8 million at an annualized rate of 0.26% in the second quarter of 2010.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $19 million at an annualized rate of 0.30% in the first six months of 2011, and $17 million at an annualized rate of 0.27% in the first six months of 2010.

On July 28, 2011, the Bank's Board of Directors declared a cash dividend for the second quarter of 2011 at an annualized rate of 0.26%. The Bank recorded the second quarter dividend on July 28, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $7 million, on or about August 11, 2011.

The Bank will pay the second quarter 2011 dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of June 30, 2011, the Bank's excess capital stock totaled $6.3 billion, or 4.40% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank's Retained Earnings and Dividend Policy, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2010 to 2009 – Dividends and Retained Earnings” in the Bank's 2010 Form 10-K.

Financial Condition

Total assets were $144.4 billion at June 30, 2011, a 5% decrease from $152.4 billion at December 31, 2010. Advances decreased by $12.9 billion, or 13%, to $82.7 billion at June 30, 2011, from $95.6 billion at December 31, 2010. Average total assets were $148.1 billion for the second quarter of 2011, a 12% decrease compared to $168.2 billion for the second quarter of 2010. Average total assets were $149.5 billion for the first six months of 2011, a 15% decrease compared to $176.7 billion for the first six months of 2010. Average advances were $87.5 billion for the second quarter of 2011, an 18% decrease from $107.0 billion for the second quarter of 2010. Average advances were $90.4 billion for the first six months of 2011, a 22% decrease from $116.0 billion for the first six months of 2010.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Advances outstanding at June 30, 2011, included unrealized gains of $635 million, of which $303 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $332 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2010, included unrealized gains of $690 million, of which $363 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2010, to June 30, 2011, was primarily attributable to a decrease in the interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $139.4 billion at June 30, 2011, a 4% decrease from $145.5 billion at December 31, 2010, reflecting decreases in consolidated obligations outstanding from $140.6 billion at December 31, 2010, to $132.1 billion at June 30, 2011. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2011. Average total liabilities were $140.1 billion for the second quarter of 2011, a 13% decrease compared to $161.9 billion for the second quarter of 2010. Average total liabilities were $141.8 billion for the first six months of 2011, a 17% decrease compared to $170.4 billion for the first six months of 2010. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $134.6 billion in the second quarter of 2011 and $154.0 billion in the second quarter of 2010. Average consolidated obligations were $136.0 billion in the first six months of 2011 and $162.4 billion in the first six months of 2010.

Consolidated obligations outstanding at June 30, 2011, included unrealized losses of $1.3 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $37 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2010, included unrealized losses of $1.6 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $110 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2010, to June 30, 2011, was primarily attributable to a decrease in the interest rate environment.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $727.5 billion at June 30, 2011, and $796.4 billion at December 31, 2010.

On April 20, 2011, Standard & Poor's revised its outlook on the FHLBanks' consolidated obligations and on the long-term credit ratings of ten FHLBanks to reflect its revision of the outlook on the long-term sovereign credit rating of the United States to negative from stable. As of June 30, 2011, Standard & Poor's rated the FHLBanks' consolidated obligations AAA/A-1+ with a negative outlook and assigned long-term credit ratings of AAA with a negative outlook to ten FHLBanks, including the Bank; AA+ with a stable outlook to the FHLBank of Chicago; and AA+ with a negative outlook to the FHLBank of Seattle. On July 15, 2011, Standard & Poor's placed the long-term credit ratings of the ten FHLBanks on CreditWatch with negative implications after placing the long-term sovereign credit rating of the United States on CreditWatch negative on July 14, 2011. In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issue ratings on the ten FHLBanks and on the senior debt issued by the FHLBank System (FHLBank System consolidated obligations) from AAA to AA+ with a negative outlook and removed the FHLBanks and relevant debt issues from CreditWatch.

As of June 30, 2011, Moody's Investors Service (Moody's) rated the FHLBanks' consolidated obligations Aaa/P-1 with a stable outlook. On July 13, 2011, Moody's placed the Aaa bond rating of the U.S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the Aaa rating for the FHLBanks and announced that in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBanks was also revised to negative.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2011, and as of each period end presented, and determined that it is unlikely the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net loss on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 1. Financial Statements – Note 13 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $117.3 billion (81% of total assets) at June 30, 2011, from $128.4 billion (84% of total assets) at December 31, 2010, representing a decrease of $11.1 billion, or 9%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $88 million in the second quarter of 2011, a decrease of $57 million, or 39%, compared to $145 million in the second quarter of 2010. In the first six months of 2011, adjusted net interest income for this segment was $181 million, a decrease of $102 million, or 36%, compared to $283 million in the first six months of 2010. These decreases were primarily due to lower earnings on invested capital, resulting from the lower interest rate environment, lower advances balances, and lower advance prepayment fees.

Members and nonmember borrowers prepaid $2.6 billion of advances in the second quarter of 2011 compared to $8.1 billion in the second quarter of 2010. Members and nonmember borrowers prepaid $3.3 billion of advances in the first six months of 2011 compared to $14.6 billion in the first six months of 2010. As a result, interest income was increased by net prepayment fees of $4 million in the second quarter of 2011 and $28 million in the second quarter of 2010. Interest income was increased by net prepayment fees of $10 million in the first six months of 2011 and $39 million in the first six months of 2010.

Adjusted net interest income for this segment represented 38% and 48% of total adjusted net interest income for the second quarter of 2011 and 2010, respectively, and 40% and 49% of total adjusted net interest income for the first six months of 2011 and 2010, respectively.

Advances – The par amount of advances outstanding decreased by $12.8 billion, or 13%, to $82.1 billion at June 30, 2011, from $94.9 billion at December 31, 2010. The decrease was primarily attributable to the $10.9 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $63.1 billion at June 30, 2011, from $74.0 billion at December 31, 2010. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances” for further information.) The remaining $1.9 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 42 borrowers increased their advances during the first six months of 2011, while 122 borrowers decreased their advances.

The $12.8 billion decrease in advances outstanding reflects a $11.6 billion decrease in fixed rate advances and a $1.5 billion decrease in adjustable rate advances, partially offset by a $0.3 billion increase in daily variable rate advances.

The components of the advances portfolio at June 30, 2011, and December 31, 2010, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2011		December 31, 2010
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$48,611	60%	$48,944	52%
Adjustable – other indices	1	—	153	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	160	—	1,160	1
Subtotal adjustable rate advances	48,772	60	50,257	53
Fixed	23,730	29	35,373	38
Fixed – amortizing	371	—	395	—
Fixed – with PPS(1)	5,771	7	5,303	6
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	5	—	9	—
Fixed – callable at member's option with PPS(1)	442	1	274	—
Fixed – putable at Bank's option	1,508	2	2,039	2
Fixed – putable at Bank's option with PPS(1)	375	—	398	—
Subtotal fixed rate advances	32,402	39	43,991	46
Daily variable rate	936	1	661	1
Total par amount	$82,110	100%	$94,909	100%

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

Average advances were $87.5 billion in the second quarter of 2011, an 18% decrease from $107.0 billion in the second quarter of 2010. Average advances were $90.4 billion in the first six months of 2011, a 22% decrease from $116.0 billion in the first six months of 2010. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

For a discussion of advances credit risk, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances.”

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members. These investments are also used as a source of liquidity to meet the Bank's financial obligations on a timely basis, which may supplement or reduce earnings. The Bank's total non-MBS investment portfolio was $26.3 billion as of June 30, 2011, a decrease of $4.8 billion, or 15%, from $31.1 billion as of December 31, 2010. The decline in the non-MBS investment portfolio was primarily due to limited participation by the Bank's investment counterparties in the overnight Federal funds market, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Cash and Due from Banks – Cash and due from banks increased to $7.5 billion at June 30, 2011, from $0.8 billion at December 31, 2010. The increase in cash and due from banks at June 30, 2011, was caused by limited participation by the Bank's counterparties in the overnight Federal funds market, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $9.2 billion, or 8%, from $121.5 billion at December 31, 2010, to $112.3 billion at June 30, 2011. For further information and discussion of the Bank's joint and several liability for

FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

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

At June 30, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $158.6 billion, of which $23.9 billion were hedging advances, $130.8 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $173.7 billion, of which $32.7 billion were hedging advances, $137.7 billion were hedging consolidated obligations, $2.3 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first six months of 2011, yields on intermediate-term U.S. Treasury securities declined because of increased demand for U.S. Treasury securities as a result of continued accommodative Federal Reserve policy to address slow economic growth in the U.S. and renewed concerns of European sovereign risks. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.03	0.13	0.18	0.06
3-month LIBOR	0.25	0.30	0.53	0.25
2-year Treasury note	0.46	0.60	0.61	1.14
5-year Treasury note	1.76	2.01	1.78	2.68

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first six months of 2011 and 2010. With respect to discount notes, the Bank experienced slightly higher cost relative to LIBOR in the first six months of 2011, compared to a year ago as a result of lower average LIBOR rates in the first six months of 2011 than in the prior year.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2011	June 30, 2010
Consolidated obligation bonds	-16.4	-15.7
Consolidated obligation discount notes (one month and greater)	-16.9	-17.7

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

At June 30, 2011, assets associated with this segment were $27.1 billion (19% of total assets), an increase of $3.1 billion, or 13%, from $24.0 billion at December 31, 2010 (16% of total assets). The MBS portfolio increased $3.4 billion to $24.9 billion at June 30, 2011, from $21.5 billion at December 31, 2010, primarily due to purchases of agency residential MBS, and mortgage loan balances decreased $0.3 billion to $2.1 billion at June 30, 2011, from $2.4 billion at December 31, 2010. In the second quarter of 2011, average MBS investments were $25.8 billion, a decrease of $2.2 billion compared to $28.0 billion in the second quarter of 2010. In the first six months of 2011, average MBS investments decreased $4.0 billion to $25.2 billion compared to $29.2 billion in the first six months of 2010. Average mortgage loans were $2.2 billion in the second quarter of 2011, a decrease of $0.6 billion from $2.8 billion in the second quarter of 2010. Average mortgage loans decreased $0.7 billion to $2.2 billion in the first six months of 2011 from $2.9 billion in the first six months of 2010.

Adjusted net interest income for this segment was $142 million in the second quarter of 2011, a decrease of $12 million, or 8%, from $154 million in the second quarter of 2010. In the first six months of 2011, adjusted net interest income for this segment was $275 million, a decrease of $17 million, or 6%, from $292 million in the first six months of 2010. These decreases were primarily due to lower average MBS and mortgage loan balances, partially offset by the higher average profit spreads on the mortgage portfolio.

Adjusted net interest income for this segment represented 62% and 52% of total adjusted net interest income for the second quarter of 2011 and 2010, respectively, and 60% and 51% of total adjusted net interest income for the first six months of 2011 and 2010, respectively.

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

At June 30, 2011, and December 31, 2010, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2010 Form 10-K. Mortgage loan balances at June 30, 2011, and December 31, 2010, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2011	December 31, 2010
MPF Plus	$1,946	$2,203
Original MPF	171	197
Subtotal	2,117	2,400
Net unamortized discounts	(15)	(16)
Mortgage loans held for portfolio	2,102	2,384
Less: Allowance for credit losses	(5)	(3)
Mortgage loans held for portfolio, net	$2,097	$2,381

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

MBS Investments – The Bank's MBS portfolio was $24.9 billion at June 30, 2011, compared to $21.5 billion, at December 31, 2010. During the first six months of 2011, the Bank's MBS portfolio increased primarily because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements and Supplementary Data – Note 6 – Other-Than-Temporary Impairment Analysis.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $3.1 billion, or 13%, to $27.1 billion at June 30, 2011, from $24.0 billion at December 31, 2010, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

At June 30, 2011, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $15.3 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2010 Form 10-K. The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2011, and December 31, 2010.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2011	December 31, 2010
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$13,735	$21,493
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	—	150
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	153
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,313	913
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	8,728	8,844
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	166	1,166
Subtotal Economic Hedges(1)			10,208	11,226
Total			23,943	32,719
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	45,369	54,512
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	5,793	6,294
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	460	45
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	25
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	12,896	15,340
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	15,650	16,400
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	21,715	27,505
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,305	3,315
Subtotal Economic Hedges(1)			57,819	68,924
Total			103,188	123,436

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2011	December 31, 2010
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	13,342	8,126
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	405	65
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	6,163	5,662
Subtotal Economic Hedges(1)			6,568	5,727
Total			19,910	13,853
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,255	1,627
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	20,065	15,488
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	705	65
Total			23,025	17,180
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	3	4
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,133	2,133
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	785	125
Total			2,921	2,262
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap, and receive fixed, pay adjustable interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	40	40
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	910	920
Total			950	960
Total Notional Amount			$173,937	$190,410

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2011, the total notional amount of interest rate exchange agreements outstanding was $173.9 billion, compared with $190.4 billion at December 31, 2010. The $16.5 billion decrease in the notional amount of derivatives during the first six months of 2011 was primarily due to a net $14.2 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, and a net $8.8 billion decrease in interest rate exchange agreements hedging advances, partially offset by a net $5.8 billion increase in interest rate exchange agreements hedging discount notes and a net $0.7 billion increase in interest rate exchange agreements hedging trading securities. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at June 30, 2011, relative to December 31, 2010. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2011, and December 31, 2010.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$13,735	$(261)	$260	$—	$(1)
Non-callable bonds	45,369	1,155	(1,163)	—	(8)
Callable bonds	13,342	61	(10)	—	51
Subtotal	72,446	955	(913)	—	42
Not qualifying for hedge accounting (economic hedges):
Advances	10,208	(336)	—	303	(33)
Non-callable bonds	57,819	337	—	(8)	329
Callable bonds	6,568	(22)	—	65	43
Discount notes	23,025	(2)	—	—	(2)
MBS – trading	3	—	—	—	—
FFCB bonds and TLGP securities	2,918	(15)	—	—	(15)
Intermediated	950	—	—	—	—
Subtotal	101,491	(38)	—	360	322
Total excluding accrued interest	173,937	917	(913)	360	364
Accrued interest	—	251	(282)	9	(22)
Total	$173,937	$1,168	$(1,195)	$369	$342

December 31, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,493	$(314)	$313	$—	$(1)
Non-callable bonds	54,512	1,422	(1,432)	—	(10)
Callable bonds	8,126	22	(4)	—	18
Subtotal	84,131	1,130	(1,123)	—	7
Not qualifying for hedge accounting (economic hedges):
Advances	11,226	(352)	—	291	(61)
Non-callable bonds	68,899	381	—	1	382
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	5,727	(64)	—	129	65
Discount notes	17,180	9	—	—	9
FFCB bonds and TLGP securities	2,258	(3)	—	—	(3)
MBS – trading	4	—	—	—	—
Intermediated	960	—	—	—	—
Subtotal	106,279	(29)	—	421	392
Total excluding accrued interest	190,410	1,101	(1,123)	421	399
Accrued interest	—	262	(283)	15	(6)
Total	$190,410	$1,363	$(1,406)	$436	$393

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

The hedging and fair value option valuation adjustments are primarily driven by changes in overall interest rate spreads and swaption volatilities.

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of June 30, 2011, and December 31, 2010.

Concentration of Derivatives Counterparties

(Dollars in millions)		June 30, 2011		December 31, 2010
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
Deutsche Bank AG	A	$30,179	17%	$28,818	15%
BNP Paribas	AA	29,554	17	26,321	14
JPMorgan Chase Bank, National Association	AA	22,972	13	24,055	12
UBS AG	A	21,076	12	24,200	13
Citigroup Inc.:
Citibank, N.A.	A	15,696	9	19,172	10
Citigroup Financial Products	A	49	—	55	—
Subtotal Citigroup Inc.		15,745	9	19,227	10
Subtotal		119,526	68	122,621	64
Others	At least A	54,411	32	67,789	36
Total		$173,937	100%	$190,410	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

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

Since the beginning of 2011, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first six months of 2011, the FHLBanks issued $15 billion in global bonds, $92 billion in callable bonds, and $394 billion in auctioned discount notes.

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

In addition to the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank's operational guideline assumes that mortgage assets can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first six months of 2011. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following June 30, 2011, and December 31, 2010. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2011		As of December 31, 2010
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$3	$304	$304
Commitments to purchase investments	—	210	—	—
Demand deposits	834	834	925	925
Maturing member term deposits	—	10	3	16
Discount note and bond maturities and expected exercises of bond call options	3,225	37,002	2,309	21,949
Subtotal obligations	4,059	38,059	3,541	23,194
Sources of available funds:
Maturing investments	4,743	20,194	11,198	25,946
Cash at Federal Reserve Bank of San Francisco	7,451	7,451	754	754
Proceeds from scheduled settlements of discount notes and bonds	1,210	3,195	30	205
Maturing advances and scheduled prepayments	1,193	10,825	2,061	13,857
Subtotal sources	14,597	41,665	14,043	40,762
Net funds available	10,538	3,606	10,502	17,568
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	20,626	—	17,964
Marketable money market investments	6,128	—	5,881	—
TLGP securities	2,990	2,990	2,311	2,017
FFCB bonds	2,366	2,366	2,366	2,366
Subtotal contingent sources	11,484	25,982	10,558	22,347
Total contingent funds available	$22,022	$29,588	$21,060	$39,915

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at June 30, 2011, and December 31, 2010.

Regulatory Capital Requirements

	June 30, 2011		December 31, 2010
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$3,749	$12,855	$4,209	$13,640
Total regulatory capital	$5,778	$12,855	$6,097	$13,640
Total regulatory capital ratio	4.00%	8.90%	4.00%	8.95%
Leverage capital	$7,222	$19,283	$7,621	$20,460
Leverage ratio	5.00%	13.35%	5.00%	13.42%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 15, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

Advances. The Bank manages the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. To identify the credit strength of each borrower, other than community development financial institutions (CDFIs), the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis.

The Bank determines the maximum amount and maximum term of the advances it will make to a CDFI based on a separate risk assessment system that considers information from the CDFI's audited annual financial statements, supplemented by additional information deemed relevant by the Bank. Approved terms are designed to meet the needs of the individual member while mitigating the unique credit and collateral risks of CDFIs, which do not file quarterly regulatory financial reports and are not subject to the same inspection and regulation requirements as other types of members.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of June 30, 2011, and December 31, 2010.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	103	69	$41,773	$97,447	43%
4-6	211	120	44,912	76,306	59
7-10	74	44	1,559	4,286	36
Subtotal	388	233	88,244	178,039	50
CDFIs	2	2	2	12	17
Total	390	235	$88,246	$178,051	50%

December 31, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	87	58	$40,552	$85,967	47%
4-6	216	141	58,163	107,634	54
7-10	90	53	2,235	5,839	38
Total	393	252	$100,950	$199,440	51%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	8	$155	$170
11% – 25%	19	29,750	33,966
26% – 50%	42	37,671	61,570
More than 50%	166	20,670	82,345
Total	235	$88,246	$178,051

December 31, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding(3)	Credit Outstanding(1)(3)	Collateral Borrowing Capacity(2)
0% – 10%	12	$344	$358
11% – 25%	28	15,624	18,190
26% – 50%	53	69,639	114,676
More than 50%	159	15,343	66,216
Total	252	$100,950	$199,440

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2011, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate), the rating and the subordination structure of the respective security.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2011, and December 31, 2010.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2011		December 31, 2010
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$447	$441	$503	$497
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,239	3,228	3,799	3,769
Agency pools and collateralized mortgage obligations	13,959	13,781	14,395	14,111
PLRMBS – publicly registered AAA-rated senior tranches	109	85	274	203
PLRMBS – publicly registered AA-rated senior tranches	12	6	24	12
PLRMBS – publicly registered A-rated senior tranches	41	7	87	16
PLRMBS – publicly registered BBB-rated senior tranches	76	9	47	7
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	13	11	22	18
Term deposits with the Bank	10	10	16	16
Total	$17,906	$17,578	$19,167	$18,649

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

As of June 30, 2011, 62% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 30% was pledged by 186 institutions under blanket lien with detailed reporting, and 8% was pledged by 100 institutions under blanket lien with summary reporting.

As of June 30, 2011, the Bank's maximum borrowing capacities for loan collateral ranged from 20% to 95% of the unpaid principal balance. For example, the maximum borrowing capacities for collateral pledged under blanket lien with detailed reporting were as follows: 95% for first lien residential mortgage loans, 65% for multifamily mortgage loans, 60% for commercial mortgage loans, 50% for small business, small farm, and small agribusiness loans, and 20% for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2011, and December 31, 2010.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2011		December 31, 2010
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$122,601	$85,173	$158,001	$105,506
Second lien residential mortgage loans and home equity lines of credit	69,271	15,101	77,098	15,068
Multifamily mortgage loans	35,476	22,668	33,810	20,733
Commercial mortgage loans	48,719	29,015	51,502	27,258
Loan participations	11,251	7,807	16,717	11,600
Small business, small farm, and small agribusiness loans	3,076	583	3,031	478
Other	897	126	1,015	148
Total	$291,291	$160,473	$341,174	$180,791

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2011, and December 31, 2010, the amount of these loans totaled $27 billion and $30 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$2,366	$—	$—	$—	$—	$—	$—	$—	$—	$2,366
TLGP securities	1,160	—	—	—	—	—	—	—	—	1,160
MBS:
Other U.S. obligations:
Ginnie Mae	19	—	—	—	—	—	—	—	—	19
GSEs:
Fannie Mae	3	—	—	—	—	—	—	—	—	3
Total trading securities	3,548	—	—	—	—	—	—	—	—	3,548
Available-for-sale securities:
TLGP securities(2)	1,926	—	—	—	—	—	—	—	—	1,926
PLRMBS:
Prime	—	—	—	—	83	92	383	199	134	891
Alt-A, option ARM	—	—	—	—	—	106	942	61	—	1,109
Alt-A, other	—	81	—	104	30	570	3,725	253	1,092	5,855
Total PLRMBS	—	81	—	104	113	768	5,050	513	1,226	7,855
Total available-for-sale securities	1,926	81	—	104	113	768	5,050	513	1,226	9,781
Held-to-maturity securities:
Interest-bearing deposits	—	1,875	4,850	—	—	—	—	—	—	6,725
Commercial paper(3)	—	1,150	650	—	—	—	—	—	—	1,800
Housing finance agency bonds	—	207	—	505	—	—	—	—	—	712
MBS:
Other U.S. obligations:
Ginnie Mae	232	—	—	—	—	—	—	—	—	232
GSEs:				—
Freddie Mac	3,428	—	—	—	—	—	—	—	—	3,428
Fannie Mae	8,388	—	—	—	—	—	—	—	—	8,388
PLRMBS:
Prime	319	339	338	781	650	118	60	—	—	2,605
Alt-A, option ARM	—	—	—	—	—	—	49	—	—	49
Alt-A, other	69	66	170	654	434	418	459	15	—	2,285
Total PLRMBS	388	405	508	1,435	1,084	536	568	15	—	4,939
Total held-to-maturity securities	12,436	3,637	6,008	1,940	1,084	536	568	15	—	26,224
Federal funds sold	—	8,756	2,913	—	—	—	—	—	—	11,669
Total investments	$17,910	$12,474	$8,921	$2,044	$1,197	$1,304	$5,618	$528	$1,226	$51,222

Investment Credit Exposure

(In millions)
December 31, 2010
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$2,366	$—	$—	$—	$—	$—	$—	$—	$—	$2,366
TLGP securities	128	—	—	—	—	—	—	—	—	128
MBS:
Other U.S. obligations:
Ginnie Mae	20	—	—	—	—	—	—	—	—	20
GSEs:
Fannie Mae	5	—	—	—	—	—	—	—	—	5
Total trading securities	2,519	—	—	—	—	—	—	—	—	2,519
Available-for-sale securities:
TLGP securities(2)	1,927	—	—	—	—	—	—	—	—	1,927
Total available-for-sale securities	1,927	—	—	—	—	—	—	—	—	1,927
Held-to-maturity securities:
Interest-bearing deposits	—	3,334	3,500	—	—	—	—	—	—	6,834
Commercial paper(3)	—	1,500	1,000	—	—	—	—	—	—	2,500
Housing finance agency bonds	—	222	521	—	—	—	—	—	—	743
TLGP securities(2)	301	—	—	—	—	—	—	—	—	301
MBS:
Other U.S. obligations:
Ginnie Mae	33	—	—	—	—	—	—	—	—	33
GSEs:
Freddie Mac	2,326	—	—	—	—	—	—	—	—	2,326
Fannie Mae	5,922	—	—	—	—	—	—	—	—	5,922
PLRMBS:
Prime	1,521	709	515	211	92	194	374	267	73	3,956
Alt-A, option ARM	—	—	—	—	155	96	775	71	—	1,097
Alt-A, other	230	735	583	408	301	1,140	3,553	282	880	8,112
Total PLRMBS	1,751	1,444	1,098	619	548	1,430	4,702	620	953	13,165
Total held-to-maturity securities	10,333	6,500	6,119	619	548	1,430	4,702	620	953	31,824
Federal funds sold	—	10,374	5,938	—	—	—	—	—	—	16,312
Total investments	$14,779	$16,874	$12,057	$619	$548	$1,430	$4,702	$620	$953	$52,582

(1)	Credit ratings of BB and lower are below investment grade.

(2)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

(3)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

For all the securities in its available-for-sale and held-to-maturity portfolios and for Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of June 30, 2011, all of the gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2011; and all of the securities matured prior to the date of this report. As a result, the Bank has recovered the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2011, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At June 30, 2011, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $123 million. These gross unrealized losses were due to an illiquid market and credit concerns regarding the underlying mortgage pool, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2011, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at June 30, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of June 30, 2011, all the gross unrealized losses on its TLGP securities are temporary.

The Bank's investments also include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits MBS investments in total to three times the Bank's capital. At June 30, 2011, the Bank's MBS portfolio was 207% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

The Bank has not purchased any PLRMBS since 2008, and current Bank policy prohibits the purchase of PLRMBS.

At June 30, 2011, PLRMBS representing 41% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2011, the Bank's investment in MBS classified as held-to-maturity had gross unrealized losses totaling $637 million, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of June 30, 2011, all of the gross unrealized losses on its agency residential MBS are temporary.

In 2009, the 12 FHLBanks formed the OTTI Governance Committee (OTTI Committee), which consists of one representative from each FHLBank. The OTTI Committee is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for all PLRMBS and for certain home equity loan investments, including home equity asset-backed securities. For certain PLRMBS for which underlying collateral data is not available, alternative procedures as provided for by the OTTI Committee are expected to be used to assess these securities for OTTI. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans are outside the scope of the FHLBanks' OTTI Committee and are analyzed for OTTI by each individual FHLBank owning securities backed by such collateral. The Bank does not have any home equity loan investments or any private-label MBS backed by multifamily or commercial real estate loans, home equity lines of credit, or manufactured housing loans.

The Bank's evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each security on an individual basis, the structure of the security, and certain assumptions as approved by the FHLBanks' OTTI Committee and approved by the Bank, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Bank expects to recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to be other-than-temporarily impaired.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of June 30, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning April 1, 2011, followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3% in the second year, 1.5% to 4% in the third year, 2% to 5% in the fourth year, 2% to 6% in the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, default rates, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month periods beginning April 1, 2011, followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2% in the second year, 1% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4% in the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The following table shows the base case scenario and what the OTTI charges would have been under the more adverse housing price scenario at June 30, 2011:

OTTI Analysis Under Base Case and Adverse Case Scenario

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	7	$875	$18	$(14)	13	$1,218	$62	$(40)
Alt-A, option ARM	20	1,895	64	(52)	21	1,921	166	(146)
Alt-A, other	100	6,594	81	19	131	8,084	263	(121)
Total	127	$9,364	$163	$(47)	165	$11,223	$491	$(307)

(1)    Amounts are for the three months ended June 30, 2011.

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

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of June 30, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$33	$—	$63	$210	$—	$—	$306
2007	—	—	—	90	—	21	242	294	115	762
2006	74	44	—	—	188	8	—	2	61	377
2005	60	—	11	—	—	63	59	—	—	193
2004 and earlier	185	295	326	656	562	68	18	—	—	2,110
Total Prime	319	339	337	779	750	223	529	296	176	3,748
Alt-A, option ARM
2007	—	—	—	—	—	159	1,264	—	—	1,423
2006	—	—	—	—	—	—	247	—	—	247
2005	—	—	—	—	—	22	130	171	—	323
Total Alt-A, option ARM	—	—	—	—	—	181	1,641	171	—	1,993
Alt-A, other
2008	—	—	—	—	—	215	—	—	—	215
2007	—	—	—	—	172	96	1,448	27	827	2,570
2006	—	84	—	—	—	28	530	130	469	1,241
2005	11	—	—	107	56	648	3,282	212	248	4,564
2004 and earlier	58	65	172	659	242	167	35	—	—	1,398
Total Alt-A, other	69	149	172	766	470	1,154	5,295	369	1,544	9,988
Total par amount	$388	$488	$509	$1,545	$1,220	$1,558	$7,465	$836	$1,720	$15,729

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at June 30, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$63	$210	$—	$—	$273
2007	—	—	—	—	—	242	294	115	651
2006	—	—	—	44	7	—	2	61	114
2005	—	—	—	—	41	—	—	—	41
2004 and earlier	—	—	—	95	—	18	—	—	113
Total Prime	—	—	—	139	111	470	296	176	1,192
Alt-A, option ARM
2007	—	—	—	—	159	1,264	—	—	1,423
2006	—	—	—	—	—	247	—	—	247
2005	—	—	—	—	22	80	171	—	273
Total Alt-A, option ARM	—	—	—	—	181	1,591	171	—	1,943
Alt-A, other
2008	—	—	—	—	215	—	—	—	215
2007	—	—	—	—	96	1,448	27	827	2,398
2006	84	—	—	—	—	530	130	469	1,213
2005	—	—	43	—	512	3,080	212	248	4,095
2004 and earlier	—	33	82	55	112	35	—	—	317
Total Alt-A, other	84	33	125	55	935	5,093	369	1,544	8,238
Total par amount	$84	$33	$125	$194	$1,227	$7,154	$836	$1,720	$11,373

(1)    The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank's PLRMBS, the following table shows the amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2011
				For the Six Months Ended June 30, 2011			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Credit- Related OTTI	Non- Credit- Related OTTI	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$280	$19	$261	$9	$(8)	$1	28.62%	30.00%	29.23%
2007	669	112	559	16	(16)	—	20.35	22.60	15.30
2006	362	4	362	3	(2)	1	10.74	10.55	9.70
2005	191	19	172	—	—	—	12.90	11.21	15.16
2004 and earlier	2,114	162	1,953	1	10	11	7.95	4.26	9.92
Total Prime	3,616	316	3,307	29	(16)	13	12.69	11.08	12.84
Alt-A, option ARM
2007	1,223	352	870	37	(34)	3	41.57	44.14	39.04
2006	187	42	145	14	(11)	3	48.26	44.81	35.98
2005	175	49	128	37	(25)	12	39.70	22.82	23.70
Total Alt-A, option ARM	1,585	443	1,143	88	(70)	18	42.10	40.76	36.17
Alt-A, other
2008	215	35	181	—	44	44	12.45	31.80	30.45
2007	2,320	363	1,976	45	(32)	13	31.25	26.85	23.07
2006	1,013	100	918	35	(23)	12	30.70	18.47	12.36
2005	4,324	745	3,622	71	21	92	19.84	13.61	14.14
2004 and earlier	1,406	157	1,251	4	8	12	12.76	7.92	16.31
Total Alt-A, other	9,278	1,400	7,948	155	18	173	22.98	17.22	16.87
Total	$14,479	$2,159	$12,398	$272	$(68)	$204	22.95%	18.74%	18.35%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio for the six months ended June 30, 2011.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2011
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	9.8	6.0-10.7	50.0	24.5-58.5	46.1	41.8-51.5	29.7	29.2-30.5
2007	8.5	8.2-9.8	7.0	6.9-7.5	27.9	26.4-28.2	10.2	7.4-22.4
2006	9.2	6.8-10.5	17.9	9.4-35.0	42.8	36.7-50.4	11.9	5.6-20.7
2005	12.0	7.2-13.9	11.7	0.5-45.9	30.1	24.3-39.1	11.1	7.2-15.0
2004 and earlier	13.2	0.4-25.3	9.7	0.0-33.4	29.9	18.3-67.3	9.6	4.8-60.8
Total Prime	11.9	0.4-25.3	17.5	0.0-58.5	34.4	18.3-67.3	13.3	4.8-60.8
Alt-A, option ARM
2007	6.0	3.9-7.7	79.6	73.8-90.0	56.7	48.3-66.1	39.0	33.1-46.9
2006	6.0	4.8-7.4	82.1	74.6-88.5	59.5	49.5-68.0	36.0	31.7-39.6
2005	8.8	6.3-11.5	63.8	38.4-78.2	46.7	37.9-54.5	23.7	13.0-34.8
Total Alt-A, option ARM	6.5	3.9-11.5	77.3	38.4-90.0	55.4	37.9-68.0	36.2	13.0-46.9
Alt-A, other
2007	9.8	5.8-15.1	55.3	28.3-84.5	50.4	33.5-59.5	19.0	6.3-49.9
2006	10.3	4.1-13.1	50.0	31.7-79.3	52.6	41.7-65.0	19.1	5.2-34.7
2005	10.8	5.3-14.3	33.2	13.6-73.9	46.3	29.9-65.3	14.2	4.1-82.2
2004 and earlier	14.3	4.6-20.9	20.8	0.0-52.7	36.8	15.5-109.6	16.1	8.6-74.5
Total Alt-A, other	11.0	4.1-20.9	39.5	0.0-84.5	46.9	15.5-109.6	16.5	4.1-82.2
Total	10.6	0.4-25.3	40.0	0.0-90.0	45.6	15.5-109.6	18.4	4.1-82.2

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at June 30, 2011, and December 31, 2010.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	June 30, 2011			December 31, 2010
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$1,252	$2,496	$3,748	$1,689	$2,701	$4,390
Alt-A, option ARM	—	1,993	1,993	—	2,074	2,074
Alt-A, other	5,199	4,789	9,988	5,643	4,966	10,609
Total	$6,451	$9,278	$15,729	$7,332	$9,741	$17,073

The following table presents credit ratings as of August 8, 2011, on PLRMBS in a loss position at June 30, 2011.

PLRMBS in a Loss Position at June 30, 2011, and Credit Ratings as of August 8, 2011

(Dollars in millions)
	June 30, 2011						August 8, 2011
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,438	$3,316	$3,193	$316	13.11%	5.23%	5.23%	38.61%	56.16%	0.02%
Alt-A, option ARM	1,923	1,564	1,136	443	41.75	—	—	—	100.00	3.36
Alt-A, other	9,807	9,125	7,983	1,400	22.93	0.37	0.37	10.64	88.99	0.09
Total	$15,168	$14,005	$12,312	$2,159	23.09%	1.42%	1.42%	15.63%	82.95%	0.49%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Prime
2008	85.62%	85.55%	86.57%	87.24%	84.19%
2007	73.30	72.06	71.04	69.65	67.93
2006	96.05	95.43	93.76	94.77	92.68
2005	89.53	86.55	86.30	87.13	85.25
2004 and earlier	92.55	93.29	93.16	93.26	92.56
Weighted average of all Prime	88.26	88.31	88.15	88.51	87.43
Alt-A, option ARM
2007	61.19	61.93	58.88	55.74	53.35
2006	58.85	61.09	60.39	56.44	54.89
2005	39.83	41.36	41.84	40.65	40.85
Weighted average of all Alt-A, option ARM	57.43	58.71	56.49	53.55	51.66
Alt-A, other
2008	83.69	80.69	79.91	79.47	75.78
2007	76.84	76.88	76.39	74.15	71.65
2006	73.92	75.77	75.45	75.90	74.13
2005	79.36	80.16	77.36	76.94	74.91
2004 and earlier	89.51	90.92	90.01	89.28	87.08
Weighted average of all Alt-A, other	79.55	80.28	78.69	77.86	75.67
Weighted average of all PLRMBS	78.82%	79.58%	78.42%	77.86%	76.19%

The following tables summarize rating agency downgrade actions on investments that occurred from July 1, 2011, to August 8, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from July 1, 2011, to August 8, 2011 Dollar Amounts as of June 30, 2011

	To AA		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Downgrade from AAA:
GSEs – FFCB bonds	$2,366	$2,366	$—	$—	$2,366	$2,366
TLGP securities	3,086	3,086	—	—	3,086	3,086
MBS:
Other U.S. obligations – Ginnie Mae	251	253	—	—	251	253
GSEs – Freddie Mac	3,428	3,545	—	—	3,428	3,545
GSEs – Fannie Mae	8,391	8,672	—	—	8,391	8,672
PLRMBS:
Downgrade from AA	—	—	42	42	42	42
Downgrade from BBB	—	—	37	37	37	37
Downgrade from B	—	—	65	66	65	66
Downgrade from CCC	—	—	64	64	64	64
Total	$17,522	$17,922	$208	$209	$17,730	$18,131

Investments Downgraded to Below Investment Grade from July 1, 2011, to August 8, 2011 Dollar Amounts as of June 30, 2011

	To BB		To B		To CCC		To CC		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AA	$42	$42	$—	$—	$—	$—	$—	$—	$42	$42
Downgrade from BBB	—	—	37	37	—	—	—	—	37	37
Downgrade from B	—	—	—	—	59	59	6	7	65	66
Downgrade from CCC	—	—	—	—	—	—	64	64	64	64
Total	$42	$42	$37	$37	$59	$59	$70	$71	$208	$209

On August 5, 2011, Standard & Poor's lowered its long-term U.S. sovereign credit rating from AAA to AA+ with a negative outlook. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings of the GSEs from AAA to AA+ with a negative outlook. In Standard & Poor's application of its government-related entities criteria, the ratings of the GSEs, including Fannie Mae, Freddie Mac, and FFCB, are constrained by the long-term sovereign credit rating of the U.S. Although individual agency MBS are not rated, the Bank is including all agency MBS in the table above based on Standard & Poor's action.

The TLGP securities are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government, the agency MBS are guaranteed through the direct obligation of or support from the U.S. government, and the FFCB bonds are issued by a GSE that has implicit support from the U.S. government. The Bank expects to recover all contractual cash flows on these securities because it determined that the strength of the issuers' guarantees and the direct or indirect support from the U.S. government are sufficient to protect the Bank from losses based on current expectations.

The PLRMBS that were downgraded from July 1, 2011, to August 8, 2011, were included in the Bank's OTTI analysis performed as of June 30, 2011, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of June 30, 2011, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2011, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of August 8, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of August 8, 2011 Dollar Amounts as of June 30, 2011

	AAA		BBB		B		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Housing finance agency bonds	$—	$—	$76	$64	$—	$—	$76	$64
PLRMBS	10	9	—	—	48	48	58	57
Total	$10	$9	$76	$64	$48	$48	$134	$121

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2011. Additional future OTTI credit charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)
June 30, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$71,959	$223	$207	$16
A	101,503	376	354	22
Subtotal	173,462	599	561	38
Member institutions(2)	475	1	1	—
Total derivatives	$173,937	$600	$562	$38

December 31, 2010
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$73,372	$276	$268	$8
A(3)	116,558	441	429	12
Subtotal	189,930	717	697	20
Member institutions(2)	480	1	1	—
Total derivatives	$190,410	$718	$698	$20

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

(2)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at December 31, 2010.

(3)
Includes notional amounts of derivatives contracts outstanding totaling $19.2 billion at December 31, 2010, with Citibank, N.A., a former member that is a derivatives dealer counterparty. Effective June 28, 2011, Citibank, N.A., became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district.

At June 30, 2011, the Bank had a total of $173.9 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$173.5 billion represented notional amounts of derivatives contracts outstanding with 17 derivatives dealer counterparties. Eight of these counterparties made up 88% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5.5% to 17.4% of the total. The remaining counterparties each represented less than 5% of the total. Five of these counterparties, with $66.4 billion of derivatives outstanding at June 30, 2011, were affiliates of members.

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

Credit exposure net of cash collateral on derivatives contracts at June 30, 2011, was $600 million, which consisted of:

•
$599 million of credit exposure net of cash collateral on open derivatives contracts with ten derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $38 million.

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

The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as the size and composition of the portfolio, derivative market values, and accrued interest.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2011 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K and in “Item 1. Financial Statements – Note 15 – Fair Values.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street and Consumer Protection Act (Dodd-Frank Act) was signed into law. Among its many effects, the Dodd-Frank Act will likely impact the Bank and its operations by (1) creating an inter-agency Financial Stability Oversight Council (Oversight Council) to identify and regulate systemically important financial institutions; (2) regulating the over-the-counter derivatives market; (3) reforming the credit rating agencies; and (4) establishing new requirements, including a risk retention requirement, for MBS. The Bank's business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission are all likely to be affected by the passage of the Dodd-Frank Act and implementing regulations. It is not possible to predict the full impact of the Dodd-Frank Act on the Bank or its members.

Dodd-Frank Act's Impact on the Bank's Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those used by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process for determining which types of swaps will be subject to mandatory clearing, but has not yet made any determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, the Bank does not expect that any of its swaps will be required to be cleared until the last week of 2011, at the earliest, and more likely sometime in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps should reduce counterparty credit risk, the margin requirements for cleared trades could make derivatives transactions more costly and less attractive as risk management tools for the Bank. In addition, mandatory swap clearing will require the Bank to enter into new relationships and will require accompanying documentation with clearing members and additional documentation with its existing swap counterparties.

The Dodd-Frank Act will also change the regulatory requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). These trades will be subject to new regulatory requirements, including new mandatory reporting requirements, documentation requirements, and new minimum margin and capital requirements. Under the proposed margin rules for uncleared swaps, the Bank will be required to post both initial margin and variation margin to its swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low risk financial end user.” The Bank will also be required to collect both initial margin and variation margin from its swap dealer counterparties, without being able to extend any unsecured thresholds. These margin requirements and any related capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making uncleared trades more costly and less attractive as risk management tools for the Bank.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on an individual customer basis. However, the CFTC has also asked for additional comment on other collateral models under which customer collateral would be commingled with all collateral posted by other customers of the Bank's clearing member, which would put the Bank's collateral at risk in the event that another customer and the Bank's clearing member both default. If the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely affected.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the Securities and Exchange Commission (SEC). Based on definitions in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the Bank will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the Bank will be required to register as a swap dealer in connection with its own hedging activities; however, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with its members.

The CFTC and SEC have also issued a joint proposed rule further defining the term “swap” under the Dodd-Frank Act. It is unclear how the final joint rule will treat certain advance products that may contain features that operate in a manner similar to certain derivatives, such as interest rate caps, floors, and options. Although it is unlikely that advances transactions between the Bank and its members will be treated as “swaps,” it is still not completely clear under the proposed rule.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may reconsider whether to continue to offer certain types of advances products and intermediated derivatives to members if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost. The full impact of these definitional rules on the Bank and its members is not known at this time.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant," and "swap." These exemptions will expire on the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most significant effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish the final regulations no later than the end of 2011.

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

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods, and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board of directors oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would affect the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On March 31, 2011, the Federal banking agencies, the Finance Agency, the U.S. Department of Housing and Urban Development, and the Securities and Exchange Commission jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages are described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of housing price declines and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have a risk retention requirement less than 5%.

If adopted as proposed, the rule could reduce the number of loans originated by the Bank's members, which could reduce member demand for the Bank's products. Comments on this proposed rule were due on August 1, 2011.

Final Conservatorship and Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with their FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with an FHLBank;

•
An FHLBank's claim for repayment/reimbursement in regard to making payment on any consolidated obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions;

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and that such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Final Investment Regulation. On May 20, 2011, the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300% of capital and other existing policy limitations on the FHLBanks' MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBanks' investment authority.

Proposed Rule on Prudential Management Standards. On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008, to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due on August 19, 2011.

Finance Agency Proposed Rule on FHLBank Liabilities. On April 2, 2011, the Finance Agency issued a final rule that, among other things:

•
reorganizes and re-adopts Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

•	implements recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specifies that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provides that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $727.5 billion at June 30, 2011, and $796.4 billion at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $130.8 billion at June 30, 2011, and $139.1 billion at December 31, 2010. At June 30, 2011, the Bank had committed to the issuance of $3.2 billion in consolidated obligation bonds, of which $3.1 billion were hedged with associated interest rate swaps. At December 31, 2010, the Bank had committed to the issuance of $205 million in consolidated obligation bonds, of which $95 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several liability contingent obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2011, the Bank had $3 million of advance commitments and $6.1 billion in standby letters of credit outstanding. At December 31, 2010, the Bank had $304 million of advance commitments and $6.0 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at June 30, 2011, and December 31, 2010. The estimated fair value of the letters of credit was $23 million and $26 million at June 30, 2011, and at December 31, 2010, respectively.

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

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates due to low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limit as of June 30, 2011.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2011	December 31, 2010
+200 basis-point change above current rates	–3.8%	–3.7%
+100 basis-point change above current rates	–1.9	–2.0
–100 basis-point change below current rates(2)	+1.9	+2.4
–200 basis-point change below current rates(2)	+3.4	+5.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of June 30, 2011, were 5 basis points lower for terms of 1 year, 14 basis points lower for terms of 5 years, and 10 basis points lower for terms of 10 years.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2011	December 31, 2010
+200 basis-point change above current rates	–3.4%	–2.8%
+100 basis-point change above current rates	–1.5	–1.2
–100 basis-point change below current rates(2)	+0.9	+0.4
–200 basis-point change below current rates(2)	+0.9	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend for that quarter would be limited to an annualized rate no greater than the daily average of three-month London Interbank Offered Rate (LIBOR) (subject to certain conditions), and any excess capital stock repurchases during the subsequent quarter would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend for that quarter and any excess capital stock repurchases during the subsequent quarter would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases during the subsequent quarter would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would pay no dividend for that quarter, repurchase no excess capital stock during the subsequent quarter (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the Federal Home Loan Bank Act and applicable requirements under the regulations governing the operations of the Federal Home Loan Banks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 100.1% as of June 30, 2011.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, the change in interest rates was limited so that interest rates did not go below zero. With the indicated interest rate shifts, the potential dividend yield for the projected period July 2011 through June 2012 would be expected to decrease by 28 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank's duration gap was one month at June 30, 2011, and one month at December 31, 2010.

Total Bank Duration Gap Analysis

	June 30, 2011		December 31, 2010
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$144,438	7	$152,423	6
Liabilities	139,419	6	145,475	5
Net	$5,019	1	$6,948	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of June 30, 2011, was the same as the duration gap as of December 31, 2010. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

Non-MBS investments used for liquidity management generally have maturities of less than three months or are variable rate investments. These investments effectively match the interest rate risk of the Bank's variable rate funding. To leverage the Bank's capital stock, the Bank also invests in agency or TLGP securities, generally with terms of less than two years. These investments may be variable rate or fixed rate, and the interest rate risk resulting from the fixed rate coupon is hedged with an interest rate swap or fixed rate debt.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2011, and December 31, 2010.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2011	December 31, 2010
+200 basis-point change	–2.0%	–1.9%
+100 basis-point change	–1.1	–1.2
–100 basis-point change(2)	+1.0	+1.7
–200 basis-point change(2)	+2.1	+4.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of June 30, 2011, were 5 basis points lower for terms of 1 year, 14 basis points lower for terms of 5 years, and 10 basis points lower for terms of 10 years.

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
The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2011	December 31, 2010
+200 basis-point change above current rates	–1.9%	–1.4%
+100 basis-point change above current rates	–0.8	–0.6
–100 basis-point change below current rates(2)	+0.1	–0.1
–200 basis-point change below current rates(2)	–0.3	–0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank's Annual Report on Form
10-K for the year ended December 31, 2010.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

4.1
Capital Plan, as amended and restated effective September 5, 2011, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

10.1
Change in Control Severance Agreement for Dean Schultz, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.2
Change in Control Severance Agreement for Lisa B. MacMillen, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.3
Corporate Senior Officer Severance Policy, incorporated by reference to Exhibit 99.3 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.4
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Controller and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Controller and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Six Months Ended June 30, 2011

101.1
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Statements of Condition at June 30, 2011, and December 31, 2010; (ii) Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Statements of Capital Accounts for the Six Months Ended June 30, 2011 and 2010; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2011.

Federal Home Loan Bank of San Francisco

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ VERA MAYTUM
Vera Maytum Senior Vice President, Controller and Operations Officer (Chief Accounting Officer)