Form 10-Q
period 2011-09-30
Federal Home Loan Bank of San Francisco
filed 2011-11-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2011
Class B Stock, par value $100	108,080,991

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,646	$755
Federal funds sold	10,331	16,312
Trading securities(a)	3,544	2,519
Available-for-sale securities(a)	9,924	1,927
Held-to-maturity securities (fair values were $20,711 and $32,214, respectively)(b)	20,808	31,824
Advances (includes $9,168 and $10,490 at fair value under the fair value option, respectively)	78,462	95,599
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $3, respectively	1,990	2,381
Accrued interest receivable	139	228
Premises and equipment, net	28	25
Derivative assets	347	718
Other assets	89	135
Total Assets	$128,308	$152,423
Liabilities and Capital
Liabilities:
Deposits	$198	$134
Consolidated obligations, net:
Bonds (includes $18,947 and $20,872 at fair value under the fair value option, respectively)	99,118	121,120
Discount notes	17,390	19,527
Total consolidated obligations, net	116,508	140,647
Mandatorily redeemable capital stock	5,853	3,749
Accrued interest payable	434	467
Affordable Housing Program	155	174
Payable to REFCORP	—	37
Derivative liabilities	123	163
Other liabilities	180	104
Total Liabilities	123,451	145,475
Commitments and Contingencies (Note 16)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
49 shares and 83 shares, respectively	4,934	8,282
Restricted retained earnings	1,695	1,609
Accumulated other comprehensive loss:
Non-credit-related other-than-temporary impairment loss on available-for-sale securities	(1,705)	—
Non-credit-related other-than-temporary impairment loss on held-to-maturity securities	(60)	(2,934)
Other	(7)	(9)
Total accumulated other comprehensive loss	(1,772)	(2,943)
Total Capital	4,857	6,948
Total Liabilities and Capital	$128,308	$152,423

(a)	At September 30, 2011, and at December 31, 2010, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $91 at September 30, 2011, and $84 at December 31, 2010, pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Interest Income:
Advances	$165	$255	$527	$861
Prepayment fees on advances, net	2	11	12	50
Federal funds sold	5	8	19	21
Trading securities	7	2	19	3
Available-for-sale securities	81	2	154	4
Held-to-maturity securities	153	249	546	819
Mortgage loans held for portfolio	31	33	87	108
Total Interest Income	444	560	1,364	1,866
Interest Expense:
Consolidated obligations:
Bonds	166	241	540	799
Discount notes	8	8	28	30
Mandatorily redeemable capital stock	2	5	8	11
Total Interest Expense	176	254	576	840
Net Interest Income	268	306	788	1,026
Provision for credit losses on mortgage loans	—	—	3	2
Net Interest Income After Mortgage Loan Loss Provision	268	306	785	1,024
Other Income/(Loss):
Net loss on trading securities	(3)	—	(4)	(1)
Total other-than-temporary impairment loss	(138)	(87)	(342)	(469)
Net amount of impairment loss reclassified to/(from) accumulated other comprehensive loss	37	31	(31)	211
Net other-than-temporary impairment loss, credit portion	(101)	(56)	(373)	(258)
Net gain/(loss) on advances and consolidated obligation bonds held at fair value	72	66	52	(55)
Net loss on derivatives and hedging activities	(165)	(98)	(236)	(257)
Other	—	2	3	5
Total Other Income/(Loss)	(197)	(86)	(558)	(566)
Other Expense:
Compensation and benefits	17	16	49	49
Other operating expense	9	12	30	37
Federal Housing Finance Agency	1	3	6	9
Office of Finance	2	1	5	4
Other	2	1	3	5
Total Other Expense	31	33	93	104
Income Before Assessments	40	187	134	354
REFCORP	—	34	17	65
Affordable Housing Program	4	16	12	30
Total Assessments	4	50	29	95
Net Income	$36	$137	$105	$259
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	—	54					54
Repurchase/redemption of capital stock	(6)	(618)					(618)
Capital stock reclassified from mandatorily redeemable capital stock, net	9	864					864
Comprehensive income/(loss):
Net income			239	20	259		259
Other comprehensive income/(loss):
Net unrealized gain on available-for-sale securities						2	2
Non-credit-related other-than-temporary impairment (OTTI) loss						(466)	(466)
Reclassification of non-credit-related OTTI loss included in net income						255	255
Accretion of non-credit-related OTTI loss						641	641
Total comprehensive income							691
Cash dividends paid on capital stock (0.32%)			—	(20)	(20)		(20)
Balance, September 30, 2010	89	$8,875	$1,478	$—	$1,478	$(3,152)	$7,201
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	2	182					182
Repurchase/redemption of capital stock	(9)	(844)					(844)
Capital stock reclassified to mandatorily redeemable capital stock, net	(27)	(2,686)					(2,686)
Comprehensive income:
Net income			86	19	105		105
Other comprehensive income/(loss):
Net unrealized gain on available-for-sale securities						2	2
Non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities						(2,648)	(2,648)
Net change in fair value of OTTI securities						990	990
Unrealized loss on OTTI securities						(115)	(115)
Reclassification of non-credit-related OTTI loss included in net income						68	68
Non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss						(193)	(193)
Reclassification of non-credit-related OTTI loss included in net income						156	156
Accretion of non-credit-related OTTI loss						263	263
Non-credit-related OTTI loss transferred to available-for-sale securities						2,648	2,648
Total comprehensive income							1,276
Cash dividends paid on capital stock (0.29%)			—	(19)	(19)		(19)
Balance, September 30, 2011	49	$4,934	$1,695	$—	$1,695	$(1,772)	$4,857

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$105	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(65)	(7)
Provision for credit losses on mortgage loans	3	2
Change in net fair value adjustment on trading securities	4	1
Change in net fair value adjustment on advances and consolidated obligation bonds held at fair value	(52)	55
Change in net fair value adjustment on derivatives and hedging activities	109	59
Net other-than-temporary impairment loss recognized in income, credit portion	373	258
Net change in:
Accrued interest receivable	96	206
Other assets	25	—
Accrued interest payable	(33)	(169)
Other liabilities	(82)	(5)
Total adjustments	378	400
Net cash provided by operating activities	483	659
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	5,981	(7,837)
Loans to other Federal Home Loan Banks	—	(120)
Premises and equipment	(9)	(7)
Trading securities:
Proceeds from maturities of long-term	4	4
Purchases of long-term	(1,033)	(1,586)
Available-for-sale securities:
Proceeds from maturities of long-term	525	—
Held-to-maturity securities:
Net decrease in short-term	5,737	1,239
Proceeds from maturities of long-term	3,598	6,857
Purchases of long-term	(5,921)	(520)
Advances:
Principal collected	190,048	159,970
Made to members	(172,822)	(115,894)
Mortgage loans held for portfolio:
Principal collected	398	415
Net cash provided by investing activities	26,506	42,521

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2011	2010
Cash Flows from Financing Activities:
Net change in:
Deposits	124	(118)
Net payments on derivative contracts with financing elements	26	64
Net proceeds from consolidated obligations:
Bonds issued	48,439	65,299
Discount notes issued	44,866	69,708
Bonds transferred from another Federal Home Loan Bank	15	—
Payments for consolidated obligations:
Bonds matured or retired	(70,304)	(108,694)
Discount notes matured or retired	(47,001)	(76,781)
Proceeds from issuance of capital stock	182	54
Payments for repurchase/redemption of mandatorily redeemable capital stock	(582)	(352)
Payments for repurchase of capital stock	(844)	(618)
Cash dividends paid	(19)	(20)
Net cash used in financing activities	(25,098)	(51,458)
Net increase/(decrease) in cash and due from banks	1,891	(8,278)
Cash and due from banks at beginning of the period	755	8,280
Cash and due from banks at end of the period	$2,646	$2
Supplemental Disclosures:
Interest paid	$591	$938
Affordable Housing Program payments	31	43
REFCORP payments	54	56
Transfers of mortgage loans to real estate owned	5	4
Transfers of held-to-maturity securities to available-for-sale securities	7,788	—
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

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). The Bank evaluated its investments in VIEs as of September 30, 2011, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs as of September 30, 2011, since it does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K. Other changes to these policies as of September 30, 2011, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012, and should be applied retrospectively for all periods presented. Early adoption is permitted. The adoption of this guidance is expected to be limited to the presentation of the Bank's financial statements and will not have any effect on the Bank's financial

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

condition, results of operations, or cash flows.

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

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012, for the Bank). The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank is currently evaluating the effect of the adoption of this guidance on its financial condition, results of operations, and cash flows.

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

On April 5, 2011, the FASB issued guidance that clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and for presenting previously deferred disclosures related to troubled debt restructurings. The guidance became effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Bank). As required, the Bank applied the new guidance to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance resulted in increased financial statement disclosures, but did not have any effect on the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

The estimated fair value of trading securities as of September 30, 2011, and December 31, 2010, was as follows:

	September 30, 2011	December 31, 2010
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,366	$2,366
Temporary Liquidity Guarantee Program (TLGP) securities(1)	1,157	128
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	2	5
Total	$3,544	$2,519

(1)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2011, and December 31, 2010, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Year of Contractual Maturity	September 30, 2011	December 31, 2010
Trading securities other than MBS:
Due in 1 year or less	$2,172	$—
Due after 1 year through 5 years	1,351	2,494
Subtotal	3,523	2,494
MBS:
Other U.S. obligations – Ginnie Mae	19	20
GSEs – Fannie Mae	2	5
Total MBS	21	25
Total	$3,544	$2,519

Interest Rate Payment Terms. Interest rate payment terms for trading securities at September 30, 2011, and December 31, 2010, are detailed in the following table:

	September 30, 2011	December 31, 2010
Estimated fair value of trading securities other than MBS:
Fixed rate	$798	$128
Adjustable rate	2,725	2,366
Subtotal	3,523	2,494
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	19	20
Collateralized mortgage obligations:
Fixed rate	2	5
Subtotal	21	25
Total	$3,544	$2,519

At September 30, 2011, and December 31, 2010, all of the fixed rate trading securities were swapped to an adjustable rate, such as the London Inter-Bank Offered Rate (LIBOR). At September 30, 2011, and December 31, 2010, 78% and 89% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The net unrealized loss on trading securities was $3 and immaterial for the three months ended September 30, 2011 and 2010, respectively. The net unrealized loss on trading securities was $4 and $1 for the nine months ended September 30, 2011 and 2010, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of September 30, 2011, and December 31, 2010, were as follows:

September 30, 2011
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,925	$—	$—	$—	$1,925
PLRMBS:
Prime	997	(127)	1	(9)	862
Alt-A, option ARM	1,467	(400)	3	(40)	1,030
Alt-A, other	7,239	(1,062)	7	(77)	6,107
Total PLRMBS	9,703	(1,589)	11	(126)	7,999
Total	$11,628	$(1,589)	$11	$(126)	$9,924

December 31, 2010

TLGP securities	$1,928	$—	$—	$(1)	$1,927

(1)
Amortized cost includes unpaid principal balance and unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized).

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during the first nine months of 2011 were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of September 30, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. The total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The total unrealized losses below include non-credit-related OTTI recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI, related to the other-than-temporarily impaired securities. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses(1)
TLGP securities	$140	$—	$—	$—	$140	$—
PLRMBS:
Prime	—	—	793	136	793	136
Alt-A, option ARM	—	—	1,008	440	1,008	440
Alt-A, other	105	3	5,828	1,136	5,933	1,139
Total PLRMBS	105	3	7,629	1,712	7,734	1,715
Total	$245	$3	$7,629	$1,712	$7,874	$1,715

December 31, 2010

TLGP securities	$1,348	$1	$—	$—	$1,348	$1

(1)
Total unrealized losses in this table will not agree to total gross unrealized losses in the available-for-sale securities by major security type table. Total unrealized losses in this table include non-credit-related OTTI losses recorded in AOCI.

As indicated in the tables above, as of September 30, 2011, the Bank's investments classified as available-for-sale had gross unrealized losses totaling $1,715, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of September 30, 2011, and December 31, 2010, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$1,619	$1,619	$—	$—
Due after 1 year through 5 years	306	306	1,928	1,927
Subtotal	1,925	1,925	1,928	1,927
PLRMBS:
Prime	997	862	—	—
Alt-A, option ARM	1,467	1,030	—	—
Alt-A, other	7,239	6,107	—	—
Total PLRMBS	9,703	7,999	—	—
Total	$11,628	$9,924	$1,928	$1,927

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $2 at September 30, 2011, and net premiums of $5 at December 31, 2010. At September 30, 2011, the carrying value of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,360 (including interest accretion adjustments of $42), non-credit-related OTTI of $1,589, and net unrealized losses of $115.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at September 30, 2011, and December 31, 2010, are shown in the following table:

	September 30, 2011	December 31, 2010
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$1,925	$1,928
Subtotal	1,925	1,928
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,673	—
Adjustable rate	5,030	—
Subtotal	9,703	—
Total	$11,628	$1,928

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2011	December 31, 2010
Collateralized mortgage obligations:
Converts in 1 year or less	$558	$—
Converts after 1 year through 5 years	966	—
Converts after 5 years through 10 years	381	—
Total	$1,905	$—

The Bank does not own PLRMBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$1,600	$—	$1,600	$—	$—	$1,600
Commercial paper	2,000	—	2,000	—	—	2,000
Housing finance agency bonds	674	—	674	—	(148)	526
Subtotal	4,274	—	4,274	—	(148)	4,126
MBS:
Other U.S. obligations – Ginnie Mae	227	—	227	8	—	235
GSEs:
Freddie Mac	3,496	—	3,496	147	—	3,643
Fannie Mae	8,758	—	8,758	360	(8)	9,110
Subtotal GSEs	12,254	—	12,254	507	(8)	12,753
PLRMBS:
Prime	2,392	(1)	2,391	2	(232)	2,161
Alt-A, option ARM	48	—	48	—	(17)	31
Alt-A, other	1,673	(59)	1,614	19	(228)	1,405
Subtotal PLRMBS	4,113	(60)	4,053	21	(477)	3,597
Total MBS	16,594	(60)	16,534	536	(485)	16,585
Total	$20,868	$(60)	$20,808	$536	$(633)	$20,711

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,834	$—	$6,834	$—	$—	$6,834
Commercial paper	2,500	—	2,500	—	—	2,500
Housing finance agency bonds	743	—	743	—	(119)	624
TLGP securities	301	—	301	—	—	301
Subtotal	10,378	—	10,378	—	(119)	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	—	33	—	—	33
GSEs:
Freddie Mac	2,326	—	2,326	92	(15)	2,403
Fannie Mae	5,922	—	5,922	220	(12)	6,130
Subtotal GSEs	8,248	—	8,248	312	(27)	8,533
PLRMBS:
Prime	4,285	(330)	3,955	153	(238)	3,870
Alt-A, option ARM	1,751	(653)	1,098	83	(10)	1,171
Alt-A, other	10,063	(1,951)	8,112	694	(458)	8,348
Subtotal PLRMBS	16,099	(2,934)	13,165	930	(706)	13,389
Total MBS	24,380	(2,934)	21,446	1,242	(733)	21,955
Total	$34,758	$(2,934)	$31,824	$1,242	$(852)	$32,214

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized). The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during the first nine months of 2011 were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 4 – Available-for-Sale Securities and Note 6 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2011, and December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$1,600	$—	$—	$—	$1,600	$—
Commercial paper	750	—	—	—	750	—
Housing finance agency bonds	—	—	526	149	526	149
Subtotal	2,350	—	526	149	2,876	149
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	4	—	23	—	27	—
Fannie Mae	219	3	175	5	394	8
Subtotal GSEs	223	3	198	5	421	8
PLRMBS(1):
Prime	245	6	1,767	227	2,012	233
Alt-A, option ARM	—	—	30	17	30	17
Alt-A, other	—	—	1,374	287	1,374	287
Subtotal PLRMBS	245	6	3,171	531	3,416	537
Total MBS	468	9	3,373	536	3,841	545
Total	$2,818	$9	$3,899	$685	$6,717	$694

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,438	$—	$—	$—	$4,438	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	624	119	624	119
Subtotal	5,938	—	624	119	6,562	119
MBS:
Other U.S. obligations – Ginnie Mae	20	—	5	—	25	—
GSEs:
Freddie Mac	497	15	27	—	524	15
Fannie Mae	623	8	91	4	714	12
Subtotal GSEs	1,120	23	118	4	1,238	27
PLRMBS(1):
Prime	4	—	3,339	568	3,343	568
Alt-A, option ARM	—	—	1,150	663	1,150	663
Alt-A, other	—	—	8,307	2,409	8,307	2,409
Subtotal PLRMBS	4	—	12,796	3,640	12,800	3,640
Total MBS	1,144	23	12,919	3,644	14,063	3,667
Total	$7,082	$23	$13,543	$3,763	$20,625	$3,786

(1)
Includes securities with gross unrecognized holding losses of $477 and $706 at September 30, 2011, and December 31, 2010, respectively, and securities with non-credit-related OTTI charges of $60 and $2,934 that have been recognized in AOCI at September 30, 2011, and December 31, 2010, respectively.

As indicated in the tables above, as of September 30, 2011, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $694, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of September 30, 2011, and December 31, 2010, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$3,603	$3,603	$3,603
Due after 1 year through 5 years	—	—	—
Due after 5 years through 10 years	23	23	20
Due after 10 years	648	648	503
Subtotal	4,274	4,274	4,126
MBS:
Other U.S. obligations – Ginnie Mae	227	227	235
GSEs:
Freddie Mac	3,496	3,496	3,643
Fannie Mae	8,758	8,758	9,110
Subtotal GSEs	12,254	12,254	12,753
PLRMBS:
Prime	2,392	2,391	2,161
Alt-A, option ARM	48	48	31
Alt-A, other	1,673	1,614	1,405
Subtotal PLRMBS	4,113	4,053	3,597
Total MBS	16,594	16,534	16,585
Total	$20,868	$20,808	$20,711

December 31, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,635	$9,635	$9,635
Due after 1 year through 5 years	7	7	7
Due after 5 years through 10 years	26	26	23
Due after 10 years	710	710	594
Subtotal	10,378	10,378	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	33	33
GSEs:
Freddie Mac	2,326	2,326	2,403
Fannie Mae	5,922	5,922	6,130
Subtotal GSEs	8,248	8,248	8,533
PLRMBS:
Prime	4,285	3,955	3,870
Alt-A, option ARM	1,751	1,098	1,171
Alt-A, other	10,063	8,112	8,348
Subtotal PLRMBS	16,099	13,165	13,389
Total MBS	24,380	21,446	21,955
Total	$34,758	$31,824	$32,214

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At September 30, 2011, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $41, credit-related OTTI of $19 (including interest accretion adjustments of $5), and non-credit-related OTTI of $60. At December 31, 2010, the carrying value of the Bank's MBS classified as held-to-maturity included net premiums of $8, credit-related OTTI related to credit loss of $995 (including interest accretion adjustments of $36), and non-credit-related OTTI of $2,934.

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at September 30, 2011, and December 31, 2010, are detailed in the following table:

	September 30, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$3,600	$9,635
Adjustable rate	674	743
Subtotal	4,274	10,378
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,933	2,461
Adjustable rate	158	169
Collateralized mortgage obligations:
Fixed rate	9,789	11,097
Adjustable rate	4,714	10,653
Subtotal	16,594	24,380
Total	$20,868	$34,758

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	September 30, 2011	December 31, 2010
Passthrough securities:
Converts in 1 year or less	$389	$36
Converts after 1 year through 5 years	765	1,484
Converts after 5 years through 10 years	759	917
Total	$1,913	$2,437
Collateralized mortgage obligations:
Converts in 1 year or less	$675	$864
Converts after 1 year through 5 years	1,115	3,615
Converts after 5 years through 10 years	31	561
Total	$1,821	$5,040

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions primarily about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. Certain assumptions in the first model were updated, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects increased foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of September 30, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning July 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents the ranges of projected home price recovery by year at September 30, 2011.

September 30, 2011
Year 1	0.0% - 2.8%
Year 2	0.0% - 3.0%
Year 3	1.5% - 4.0%
Year 4	2.0% - 5.0%
Years 5 and 6	2.0% - 6.0%
Thereafter	2.3% - 5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of September 30, 2011 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the third quarter of 2011.

September 30, 2011
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	8.0	8.0	51.1	51.1	53.4	53.4	28.2	28.2
2006	8.5	8.5-9.1	21.3	21.3-31.6	50.3	50.3-55.5	20.1	4.2-20.2
2004 and earlier	10.7	8.5-12.9	21.2	17.3-27.8	40.2	39.3-43.2	8.2	5.2-12.7
Total Prime	9.3	8.0-12.9	28.5	17.3-51.1	46.7	39.3-55.5	16.9	4.2-28.2
Alt-A, option ARM
2007	1.9	1.9	89.4	89.4	48.2	48.2	35.8	35.8
2005	4.0	3.0-4.4	63.4	55.3-73.9	43.0	41.0-49.8	15.6	11.1-20.9
Total Alt-A, option ARM	2.8	1.9-4.4	78.3	55.3-89.4	46.0	41.0-49.8	27.2	11.1-35.8
Alt-A, other
2007	7.5	5.3-8.7	46.3	31.6-75.7	49.3	45.9-53.7	14.4	5.0-44.5
2006	6.9	3.0-7.8	47.4	35.0-73.8	51.6	45.6-57.4	22.5	4.3-34.7
2005	7.9	5.8-11.4	32.2	16.2-52.7	48.0	36.1-60.3	12.3	3.5-22.3
2004 and earlier	7.5	4.9-9.9	33.0	21.4-46.3	44.4	41.0-47.9	14.9	8.3-19.8
Total Alt-A, other	7.6	3.0-11.4	38.2	16.2-75.7	49.0	36.1-60.3	14.9	3.5-44.5
Total	7.4	1.9-12.9	39.7	16.2-89.4	48.7	36.1-60.3	15.6	3.5-44.5
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

The following tables present the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three and nine months ended September 30, 2011 and 2010:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$4	$7	$11	$10	$(10)	$—
Alt-A, option ARM	12	(7)	5	13	(11)	2
Alt-A, other	85	37	122	33	52	85
Total	$101	$37	$138	$56	$31	$87

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$33	$(9)	$24	$44	$19	$63
Alt-A, option ARM	100	(77)	23	84	3	87
Alt-A, other	240	55	295	130	189	319
Total	$373	$(31)	$342	$258	$211	$469

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $263 and $641 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the nine months ended September 30, 2011 and 2010, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of the period	$1,223	$830	$952	$628
Charges on securities for which OTTI was not previously recognized	1	—	12	7
Additional charges on securities for which OTTI was previously recognized(1)	100	56	361	251
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1)	—	(2)	—
Balance, end of the period	$1,323	$886	$1,323	$886

(1)
For the three months ended September 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to July 1, 2011. For the three months ended September 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to July 1, 2010. For the nine months ended September 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the nine months ended September 30, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2010.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a held-to-

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

maturity security because of certain changes in circumstances, such as evidence of significant deterioration in the issuers' creditworthiness, is not considered to be inconsistent with its original classification. In addition, other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

As of September 30, 2011, the Bank elected to transfer all its PLRMBS that incurred a credit-related OTTI charge during the third quarter of 2011 from the Bank's held-to-maturity portfolio to its available-for-sale portfolio. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to its available-for-sale portfolio. These transfers allow the Bank the option to decide to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank has no current plans to sell its other-than-temporarily impaired securities nor is it under any requirement to sell these securities.

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the three and nine months ended September 30, 2011. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended September 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
PLRMBS:
Prime	$36	$(6)	$—	$30
Alt-A, option ARM	—	—	—	—
Alt-A, other	685	(142)	30	573
Total	$721	$(148)	$30	$603

	Nine Months Ended September 30, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
PLRMBS:
Prime	$1,095	$(300)	$143	$938
Alt-A, option ARM	1,574	(520)	79	1,133
Alt-A, other	7,768	(1,829)	665	6,604
Total	$10,437	$(2,649)	$887	$8,675

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge during the three months ended September 30, 2011 and 2010, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$531	$475	$395	$—	$—	$—	$—
Alt-A, option ARM	270	191	124	—	—	—	—
Alt-A, other	4,927	4,576	3,880	—	—	—	—
Total	$5,728	$5,242	$4,399	$—	$—	$—	$—

September 30, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$826	$744	$473	$568
Alt-A, option ARM	—	—	—	1,336	1,218	693	732
Alt-A, other	—	—	—	5,050	4,737	3,369	3,753
Total	$—	$—	$—	$7,212	$6,699	$4,535	$5,053

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred an OTTI charge anytime during the life of the securities at September 30, 2011, and December 31, 2010, by loan collateral type:

September 30, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,131	$998	$863	$36	$35	$34	$35
Alt-A, option ARM	1,885	1,467	1,029	—	—	—	—
Alt-A, other	8,040	7,238	6,107	280	265	206	220
Total	$11,056	$9,703	$7,999	$316	$300	$240	$255

December 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,263	$1,159	$829	$978
Alt-A, option ARM	—	—	—	2,047	1,723	1,070	1,154
Alt-A, other	—	—	—	7,900	7,338	5,388	6,079
Total	$—	$—	$—	$11,210	$10,220	$7,287	$8,211

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

For the Bank's PLRMBS that were not other-than-temporarily impaired as of September 30, 2011, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2011, the gross unrealized losses on these remaining PLRMBS are temporary. Forty-eight percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (6% were rated AAA), and the remaining 52% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of September 30, 2011, the immaterial gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2011. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of September 30, 2011, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $148. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of September 30, 2011, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at September 30, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of September 30, 2011, all the gross unrealized losses on its TLGP securities are temporary.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of September 30, 2011, all of the gross unrealized losses on its agency MBS are temporary.

Note 7 — Advances

The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, where the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

interest rates reset periodically at a fixed spread to LIBOR or to another specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.11% to 8.57% at September 30, 2011, and 0.03% to 8.57% at December 31, 2010, as summarized below.

	September 30, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$34,326	0.81%	$52,051	0.97%
After 1 year through 2 years	20,360	0.93	11,687	1.92
After 2 years through 3 years	8,110	1.64	17,038	1.17
After 3 years through 4 years	5,915	1.99	2,310	2.81
After 4 years through 5 years	2,350	2.58	5,115	2.14
After 5 years	6,612	1.75	6,708	1.92
Total par amount	77,673	1.15%	94,909	1.30%
Valuation adjustments for hedging activities	352		363
Valuation adjustments under fair value option	437		327
Total	$78,462		$95,599

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,957 at September 30, 2011, and $7,335 at December 31, 2010. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $447 at September 30, 2011, and $283 at December 31, 2010.

The Bank's advances at September 30, 2011, and December 31, 2010, included $1,710 and $2,437, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at September 30, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Within 1 year	$34,773	$52,328	$35,572	$54,145
After 1 year through 2 years	20,354	11,692	20,318	11,053
After 2 years through 3 years	8,076	17,035	7,907	16,828
After 3 years through 4 years	5,889	2,300	5,629	2,160
After 4 years through 5 years	2,277	5,084	2,331	4,812
After 5 years	6,304	6,470	5,916	5,911
Total par amount	$77,673	$94,909	$77,673	$94,909

Credit and Concentration Risk. The following tables present the concentration in advances to the top five

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

borrowers and their affiliates at September 30, 2011, and September 30, 2010. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and nine months ended September 30, 2011 and 2010.

	September 30, 2011		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$22,700	29%	$29	13%	$90	12%
JPMorgan Chase Bank, National Association(3)	1,563	2	3	1	15	2
Subtotal JPMorgan Chase & Co.	24,263	31	32	14	105	14
Citibank, N.A.(3)(4)	17,378	22	11	5	44	6
Bank of America California, N.A.	5,900	8	11	5	54	7
OneWest Bank, FSB	5,379	7	27	12	91	12
Bank of the West	5,051	7	27	12	84	11
Subtotal	57,971	75	108	48	378	50
Others	19,702	25	122	52	382	50
Total	$77,673	100%	$230	100%	$760	100%

	September 30, 2010		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$29,913	34%	$28	7%	$75	6%
Bank of America California, N.A.	11,354	13	31	8	94	7
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	11,600	13	19	5	25	2
JPMorgan Chase Bank, National Association(3)	4,092	5	47	12	273	20
Subtotal JPMorgan Chase & Co.	15,692	18	66	17	298	22
OneWest Bank, FSB	5,388	6	51	13	163	12
Bank of the West	5,226	6	44	11	139	10
Subtotal	67,573	77	220	56	769	57
Others	20,655	23	165	44	563	43
Total	$88,228	100%	$385	100%	$1,332	100%

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

(3)	Nonmember institution.

(4)
The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its planned merger with an affiliate outside of the Bank's district.

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of September 30, 2011, two of the advances borrowers and their affiliates (JPMorgan Chase

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

& Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at September 30, 2011, and December 31, 2010, are detailed below:

	September 30, 2011	December 31, 2010
Par amount of advances:
Fixed rate:
Due within 1 year	$13,076	$19,800
Due after 1 year	21,325	24,191
Total fixed rate	34,401	43,991
Adjustable rate
Due within 1 year	21,250	32,251
Due after 1 year	22,022	18,667
Total adjustable rate	43,272	50,918
Total par amount	$77,673	$94,909

At September 30, 2011, and December 31, 2010, 72% and 71% of the fixed rate advances were swapped to an adjustable rate, such as LIBOR, and 3% of the adjustable rate advances at December 31, 2010, were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Prepayment fees received	$16	$75	$71	$153
Fair value adjustments	(14)	(63)	(59)	(82)
Other basis adjustments	—	(1)	—	(21)
Net	$2	$11	$12	$50
Advance principal prepaid	$751	$1,490	$4,046	$16,040

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

The following table presents information as of September 30, 2011, and December 31, 2010, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2011	December 31, 2010
Fixed rate medium-term mortgage loans	$565	$706
Fixed rate long-term mortgage loans	1,438	1,694
Subtotal	2,003	2,400
Unamortized premiums	19	33
Unamortized discounts	(27)	(49)
Mortgage loans held for portfolio	1,995	2,384
Less: Allowance for credit losses	(5)	(3)
Total mortgage loans held for portfolio, net	$1,990	$2,381

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

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. For the three and nine months ended September 30, 2011, the Bank reduced net interest income for credit enhancement fees by an immaterial amount and $1, respectively. For the three and nine months ended September 30, 2010, the credit enhancement fees were $1 and $1, respectively.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at September 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,585	79%	13,600	72%
OneWest Bank, FSB	258	13	3,780	20
Subtotal	1,843	92	17,380	92
Others	160	8	1,505	8
Total	$2,003	100%	18,885	100%

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

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

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit risk of loss while taking into account borrowers' needs for a reliable source of funding. At September 30, 2011, and December 31, 2010, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

restructurings related to credit products during the nine months ended September 30, 2011, or during 2010.

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

During the first nine months of 2011, seven member institutions were placed into receivership or liquidation. Six of these institutions had advances outstanding at the time they were placed into receivership or liquidation and one institution did not. The advances outstanding to the six institutions were either repaid prior to September 30, 2011, or assumed by other institutions, and no losses were incurred by the Bank. Bank capital stock held by one of the seven institutions totaling $2 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other six institutions was transferred to other member institutions.

From October 1, 2011, to October 31, 2011, no member institutions were placed into receivership.

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
The following table presents information on delinquent mortgage loans as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$21	$27
60 – 89 days delinquent	8	8
90 days or more delinquent	32	29
Total past due	61	64
Total current loans	1,942	2,330
Total mortgage loans	$2,003	$2,394
In process of foreclosure, included above(2)	$21	$18
Nonaccrual loans	$32	$30
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	1.60%	1.23%

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

The Bank's average recorded investment in impaired loans totaled $32 and $29 for the third quarter of 2011 and 2010, respectively, and $32 and $27 for the nine months ended September 30, 2011 and 2010, respectively.

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of the period	$5.4	$3.6	$3.3	$2.0
Charge-offs – transferred to real estate owned (REO)	(0.7)	(0.3)	(1.4)	(1)
Provision for credit losses	(0.1)	0.3	2.7	2.6
Balance, end of the period	$4.6	$3.6	$4.6	$3.6
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.01)%	(0.07)%	(0.04)%
Ending balance, individually evaluated for impairment	$—		$—
Ending balance, collectively evaluated for impairment	$4.6		$4.6
Recorded investment, end of the period(1)	$2,003		$2,003
Individually evaluated for impairment	$—		$—
Collectively evaluated for impairment	$2,003		$2,003

(1)	Excludes government-guaranteed or government-insured loans.

Troubled Debt Restructurings. Troubled debt restructuring is considered to have occurred when a concession is granted to the debtor for economic or legal reasons related to the debtor's financial difficulties and that concession would not have been considered otherwise. An MPF loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

The Bank's MPF loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 38% of the borrower's monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 38%. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 38% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.

During the three and nine months ended September 30, 2011, an insignificant amount of the Bank's MPF loans were classified as troubled debt restructurings. There were no troubled debt restructurings during 2010.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency's acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single Master Commitment for the member selling the loans:

1.	The first layer of protection against loss is the liquidation value of the real property securing the loan.

2.	The next layer of protection comes from the primary mortgage insurance that is required for loans with a loan-to-value ratio greater than 80%.

3.
Losses that exceed the liquidation value of the real property and any primary mortgage insurance, up to an agreed-upon amount called the First Loss Account for each Master Commitment, are incurred by the Bank.

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

Allowance for Credit Losses on Original MPF Loans - The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.2 as of September 30, 2011, and $0.3 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. At September 30, 2011, the allowance for credit losses for this component of the allowance for credit losses on Original MPF loans was immaterial. At December 31, 2010, the Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.1.

Allowance for Credit Losses on MPF Plus Loans - The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If it is, the Bank records an allowance for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $3.4 as of September 30, 2011, and $2.2 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $1.0 as of September 30, 2011, and $0.7 as of December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at September 30, 2011, and December 31, 2010.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of September 30, 2011, and December 31, 2010, were repaid according to the contractual terms.

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

Deposits as of September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Interest-bearing deposits:
Demand and overnight	$153	$110
Term	12	16
Other	31	2
Total interest-bearing deposits	196	128
Non-interest-bearing deposits	2	6
Total	$198	$134

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at September 30, 2011, and December 31, 2010, are detailed in the following table:

	September 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$12	0.01%	$16	0.06%
Adjustable rate	184	0.03	112	0.01
Total interest-bearing deposits	196	0.02	128	0.02
Non-interest-bearing deposits	2	—	6	—
Total	$198	0.02%	$134	0.02%

The aggregate amount of time deposits with a denomination of $0.1 or more was $11 at September 30, 2011, and $16 at December 31, 2010. These time deposits were scheduled to mature within six months.

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
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at September 30, 2011, and December 31, 2010.

	September 30, 2011		December 31, 2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$49,716	0.95%	$68,636	1.53%
After 1 year through 2 years	18,218	2.07	18,154	0.99
After 2 years through 3 years	8,445	2.40	15,557	3.06
After 3 years through 4 years	3,936	2.03	2,228	2.69
After 4 years through 5 years	5,416	1.89	5,913	1.92
After 5 years	11,930	3.69	9,100	3.96
Index amortizing notes	4	4.61	5	4.61
Total par amount	97,665	1.72%	119,593	1.87%
Unamortized premiums	110		64
Unamortized discounts	(39)		(54)
Valuation adjustments for hedging activities	1,374		1,627
Fair value option valuation adjustments	8		(110)
Total	$99,118		$121,120

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $20,516 at September 30, 2011, and $17,617 at December 31, 2010. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $14,906 at September 30, 2011, and $13,853 at December 31, 2010. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	September 30, 2011	December 31, 2010
Par amount of consolidated obligation bonds:
Non-callable	$77,149	$101,976
Callable	20,516	17,617
Total par amount	$97,665	$119,593

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at September 30, 2011, and December 31, 2010, by the earlier of the year of contractual maturity or next call date.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Earlier of Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Within 1 year	$65,162	$81,318
After 1 year through 2 years	17,738	18,299
After 2 years through 3 years	5,805	12,897
After 3 years through 4 years	2,031	1,208
After 4 years through 5 years	2,681	1,610
After 5 years	4,244	4,256
Index amortizing notes	4	5
Total par amount	$97,665	$119,593
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	September 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$17,399	0.14%	$19,540	0.21%
Unamortized discounts	(9)		(13)
Total	$17,390		$19,527
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at September 30, 2011, and December 31, 2010, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2010 Form 10-K.

	September 30, 2011	December 31, 2010
Par amount of consolidated obligations:
Bonds:
Fixed rate	$71,957	$80,766
Adjustable rate	21,463	33,300
Step-up	3,486	4,843
Step-down	130	215
Fixed rate that converts to adjustable rate	505	419
Adjustable rate that converts to fixed rate	35	35
Adjustable rate that converts to step-up	75	—
Range bonds	10	10
Index amortizing notes	4	5
Total bonds, par	97,665	119,593
Discount notes, par	17,399	19,540
Total consolidated obligations, par	$115,064	$139,133

At September 30, 2011, and December 31, 2010, 84% and 86% of the fixed rate bonds were swapped to an adjustable rate, such as LIBOR, and 97% and 96% of the adjustable rate bonds were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR. At September 30, 2011, and December 31, 2010, 63% and 63% of the fixed rate discount notes were swapped to an adjustable rate, such as LIBOR.

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

As of September 30, 2011, and December 31, 2010, the Bank was in compliance with these capital rules and requirements.

The following table shows the Bank's compliance with the Finance Agency's capital requirements at September 30, 2011, and December 31, 2010.

	September 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Risk-based capital	$4,461	$12,482	$4,209	$13,640
Total regulatory capital	$5,132	$12,482	$6,097	$13,640
Total regulatory capital ratio	4.00%	9.73%	4.00%	8.95%
Leverage capital	$6,415	$18,723	$7,621	$20,460
Leverage ratio	5.00%	14.59%	5.00%	13.42%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $5,853 outstanding to 53 institutions at September 30, 2011, and $3,749 outstanding to 50 institutions at December 31, 2010. The change in mandatorily redeemable capital stock for the three and nine months ended September 30, 2011 and 2010, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at the beginning of the period	$6,144	$4,690	$3,749	$4,843
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	6	—	19	—
Termination of membership(1)	—	6	3,167	36
Acquired by/transferred to members(2)	—	(900)	(500)	(900)
Redemption of mandatorily redeemable capital stock	(25)	(1)	(51)	(4)
Repurchase of excess mandatorily redeemable capital stock	(272)	(168)	(531)	(348)
Balance at the end of the period	$5,853	$3,627	$5,853	$3,627

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

Cash dividends on mandatorily redeemable capital stock in the amount of $2 and $8 were recorded as interest expense for the three and nine months ended September 30, 2011. Cash dividends on mandatorily redeemable capital stock in the amount of $5 and $11 were recorded as interest expense for the three and nine months ended September 30, 2010.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at September 30, 2011, and December 31, 2010.

Contractual Redemption Period	September 30, 2011	December 31, 2010
Within 1 year	$39	$58
After 1 year through 2 years	1,006	58
After 2 years through 3 years	188	1,797
After 3 years through 4 years	1,345	1,538
After 4 years through 5 years	3,275	298
Total	$5,853	$3,749

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

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The Bank's amended capital plan became effective on September 5, 2011.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011				September 30, 2010
	Retained Earnings Related to:				Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$130	$—	$1,535	$1,665	$79	$1,271	$1,350
Transfers to/(from) restricted retained earnings	(44)	7	67	30	16	112	128
Balance at end of the period	$86	$7	$1,602	$1,695	$95	$1,383	$1,478

	Nine Months Ended
	September 30, 2011				September 30, 2010
	Retained Earnings Related to:				Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609	$181	$1,058	$1,239
Transfers to/(from) restricted retained earnings	(62)	7	141	86	(86)	325	239
Balance at end of the period	$86	$7	$1,602	$1,695	$95	$1,383	$1,478

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $8 at an annualized rate of 0.26% in the third quarter of 2011, and $14 at an annualized rate of 0.44% in the third quarter of 2010.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $27 at an annualized rate of 0.29% in the first nine months of 2011, and $31 at an annualized rate of 0.32% in the first nine months of 2010.

On October 27, 2011, the Bank's Board of Directors declared a cash dividend for the third quarter of 2011 at an annualized dividend rate of 0.30%. The Bank recorded the third quarter dividend on October 27, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the third quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $8, on or about November 10, 2011.

The Bank will pay the third quarter 2011 dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a member's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of September 30, 2011, the Bank's excess capital stock totaled $6,169, or 4.81% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess and Surplus Capital Stock. The Bank may repurchase some or all of a member's excess capital stock and any excess mandatorily redeemable capital stock at the Bank's discretion and subject to certain statutory and regulatory requirements. The Bank must give the member 15 days' written notice; however, the member may waive this notice period. The Bank may also repurchase some or all of a member's excess capital stock at the member's request at the Bank's discretion and subject to certain statutory and regulatory requirements. A member's excess capital stock is defined as any stock holdings in excess of the member's minimum capital stock requirement, as established by the Bank's capital plan.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock, including surplus capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created by declining advances balances in 2010 and in the first nine months of 2011. The Bank opted to maintain its strong regulatory capital position, while repurchasing $445, $471, and $460 in excess capital stock in the first, second, and third quarters of 2011, respectively. The Bank did not repurchase excess stock in the first quarter of 2010 and repurchased excess stock totaling $487, 478, and $479 in the second, third, and fourth quarters of 2010, respectively.

During the third quarter of 2011, the five-year redemption period for $25 in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On October 27, 2011, the Bank announced that it plans to repurchase up to $500 in excess capital stock on

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

November 14, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

Excess capital stock totaled $6,169 as of September 30, 2011, which included surplus capital stock of $5,782.

For more information on excess and surplus capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2010 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of September 30, 2011, and December 31, 2010.

	September 30, 2011		December 31, 2010
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$3,024	28%	$3,445	29%
Banamex USA	2	—	—	—
Subtotal Citigroup Inc.	3,026	28	3,445	29
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,405	13	1,099	9
JPMorgan Chase Bank, National Association(2)	936	9	1,566	13
Subtotal JPMorgan Chase & Co.	2,341	22	2,665	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,241	12	1,435	12
Wells Fargo Financial National Bank	4	—	5	—
Subtotal Wells Fargo & Company	1,245	12	1,440	12
Total capital stock ownership over 10%	6,612	62	7,550	63
Others	4,175	38	4,481	37
Total	$10,787	100%	$12,031	100%

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
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and nine months ended September 30, 2011 and 2010.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
September 30, 2011	$79	$150	$229	$(39)	$(2)	$2	$268	$(197)	$31	$40
September 30, 2010	113	141	254	(25)	(32)	5	306	(86)	33	187
Nine months ended:
September 30, 2011	260	425	685	(89)	(19)	8	785	(558)	93	134
September 30, 2010	394	433	827	(69)	(139)	11	1,024	(566)	104	354

(1)
Does not include credit-related OTTI charges of $101 and $56 for the three months ended September 30, 2011 and 2010, respectively. Does not include credit-related OTTI charges of $373 and $258 for the nine months ended September 30, 2011 and 2010, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at September 30, 2011, and December 31, 2010.

	Advances- Related Business	Mortgage- Related Business	Total Assets
September 30, 2011	$101,633	$26,675	$128,308
December 31, 2010	128,424	23,999	152,423

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $850 at September 30, 2011, and $960 at December 31, 2010. The Bank did not have any interest rate exchange agreements outstanding at September 30, 2011, and December 31, 2010, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, MBS rated AAA at the time of acquisition, and the taxable portion of highly rated state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and provide modest income volatility. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.

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

The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain consolidated obligations to create funding that is economically equivalent to fixed rate callable bonds. Although these derivatives are economic hedges against the prepayment risk of specific loan pools and are referenced to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. The derivatives are marked to market through earnings and are presented as “Net gain on derivatives and hedging activities.”

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

Consolidated obligation bonds are structured to meet the Bank's and/or investors' needs. Common structures include fixed rate bonds with or without call options and adjustable rate bonds with or without embedded options. In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting treatment.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the nine months ended September 30, 2011, or the twelve months ended December 31, 2010.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $151,383 and $190,410 at September 30, 2011, and December 31, 2010, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2011	December 31, 2010
Total net exposure at fair value(1)	$1,209	$1,525
Cash collateral held	862	807
Net exposure after cash collateral	347	718
Securities collateral held	330	698
Net exposure after collateral	$17	$20

(1)	Includes net accrued interest receivable of $291 and $253 as of September 30, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. In several of the Bank's derivatives agreements, if the Bank's debt rating falls below A, the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at September 30, 2011, was $112, for which the Bank had posted collateral of $92 in the normal course of business. If the Bank's credit rating at September 30, 2011, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $10 of collateral (at fair value) to its derivatives counterparties at September 30, 2011.

On April 20, 2011, Standard & Poor's revised its outlook on the FHLBanks' consolidated obligations and on the long-term credit ratings of ten FHLBanks, including the Bank, to reflect its revision of the outlook on the long-term sovereign credit rating of the United States to negative from stable. In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On July 15, 2011, Standard & Poor's placed the long-term credit ratings of the ten FHLBanks on CreditWatch with negative implications after placing the long-term sovereign credit rating of the United States on CreditWatch negative on July 14, 2011. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch.

On July 13, 2011, Moody's placed the Aaa bond rating of the U. S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody's considers directly linked to the U.S. government. In addition, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of September 30, 2011, and December 31, 2010. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2011			December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$70,316	$1,569	$356	$84,131	$1,816	$429
Total	70,316	1,569	356	84,131	1,816	429
Derivatives not designated as hedging instruments:
Interest rate swaps	80,091	437	552	104,193	518	535
Interest rate caps, floors, corridors, and/or collars	976	6	12	2,086	17	24
Total	81,067	443	564	106,279	535	559
Total derivatives before netting and collateral adjustments	$151,383	2,012	920	$190,410	2,351	988
Netting adjustments by counterparty		(803)	(803)		(826)	(826)
Cash collateral and related accrued interest		(862)	6		(807)	1
Total collateral and netting adjustments(1)		(1,665)	(797)		(1,633)	(825)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$347	$123		$718	$163

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(13)	$(6)	$(18)	$(1)
Total net loss related to fair value hedge ineffectiveness	(13)	(6)	(18)	(1)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(149)	(60)	(199)	(114)
Interest rate caps, floors, corridors, and/or collars	(1)	—	—	(3)
Net interest settlements	(2)	(32)	(19)	(139)
Total net loss related to derivatives not designated as hedging instruments	(152)	(92)	(218)	(256)
Net loss on derivatives and hedging activities	$(165)	$(98)	$(236)	$(257)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and nine months ended September 30, 2011 and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	September 30, 2011				September 30, 2010
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(60)	$58	$(2)	$(59)	$(61)	$60	$(1)	$(122)
Consolidated obligation bonds	59	(70)	(11)	266	65	(70)	(5)	398
Total	$(1)	$(12)	$(13)	$207	$4	$(10)	$(6)	$276

	Nine Months Ended
	September 30, 2011				September 30, 2010
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(19)	$18	$(1)	$(209)	$(25)	$24	$(1)	$(433)
Consolidated obligation bonds	(205)	188	(17)	913	104	(104)	—	1,377
Total	$(224)	$206	$(18)	$704	$79	$(80)	$(1)	$944

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and nine months ended September 30, 2011 and 2010, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2011, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was immaterial. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 15 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following table presents the carrying value and the fair value of the Bank's financial instruments at September 30, 2011, and December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$2,646	$2,646	$755	$755
Federal funds sold	10,331	10,331	16,312	16,312
Trading securities	3,544	3,544	2,519	2,519
Available-for-sale securities	9,924	9,924	1,927	1,927
Held-to-maturity securities	20,808	20,711	31,824	32,214
Advances (includes $9,168 and $10,490 at fair value under the fair value option, respectively)	78,462	78,771	95,599	95,830
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,990	2,155	2,381	2,511
Accrued interest receivable	139	139	228	228
Derivative assets(1)	347	347	718	718
Liabilities
Deposits	198	198	134	134
Consolidated obligations:
Bonds (includes $18,947 and $20,872 at fair value under the fair value option, respectively)	99,118	99,558	121,120	121,338
Discount notes	17,390	17,395	19,527	19,528
Mandatorily redeemable capital stock	5,853	5,853	3,749	3,749
Accrued interest payable	434	434	467	467
Derivative liabilities(1)	123	123	163	163
Other
Standby letters of credit	5	5	26	26

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

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of September 30, 2011, the spread adjustment to the CO Curve ranged from 11 to 19 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, and the Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity for similar liabilities such as recent GSE trades, or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was immaterial at September 30, 2011, and December 31, 2010. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of September 30, 2011:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

September 30, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP securities	—	1,157	—	—	1,157
MBS:
Other U.S. obligations – Ginnie Mae	—	19	—	—	19
GSEs – Fannie Mae	—	2	—		2
Total trading securities	—	3,544	—	—	3,544
Available-for-sale securities:
TLGP securities	—	1,925	—	—	1,925
PLRMBS	—	—	7,999	—	7,999
Total available-for-sale securities	—	1,925	7,999	—	9,924
Advances(2)	—	9,339	—	—	9,339
Derivative assets: interest-rate related	—	2,012	—	(1,665)	347
Total assets	$—	$16,820	$7,999	$(1,665)	$23,154
Liabilities:
Consolidated obligation bonds(3)	$—	$18,947	$—	$—	$18,947
Derivative liabilities: interest-rate related	—	920	—	(797)	123
Total liabilities	$—	$19,867	$—	$(797)	$19,070

December 31, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP securities	—	128	—	—	128
MBS:
Other U.S. obligations – Ginnie Mae	—	20	—	—	20
GSEs – Fannie Mae	—	5	—		5
Total trading securities	—	2,519	—	—	2,519
Available-for-sale securities (TLGP securities)	—	1,927	—	—	1,927
Advances(2)	—	11,297	—	—	11,297
Derivative assets: interest-rate related	—	2,351	—	(1,633)	718
Total assets	$—	$18,094	$—	$(1,633)	$16,461
Liabilities:
Consolidated obligation bonds(3)	$—	$21,384	$—	$—	$21,384
Derivative liabilities: interest-rate related	—	988	—	(825)	163
Total liabilities	$—	$22,372	$—	$(825)	$21,547

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $9,168 and $10,490 of advances recorded under the fair value option at September 30, 2011, and December 31, 2010, respectively, and $171 and $807 of advances recorded at fair value at September 30, 2011, and December 31, 2010, respectively, where the exposure to overall changes in fair value was economically hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $18,947 and $20,872 of consolidated obligation bonds recorded under the fair value option at September 30, 2011, and December 31, 2010, respectively, and $512 of consolidated obligation bonds recorded at fair value at December 31, 2010, where the exposure to overall changes in fair value was economically hedged in accordance with the accounting for derivative instruments and hedging activities. There were no consolidated obligation

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

bonds recorded at fair value at September 30, 2011, where the exposure to overall changes in fair value was economically hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$7,855	$—
Transfers of held-to-maturity to available-for-sale securities	573	7,788
Total gain/(loss) realized and unrealized:
OTTI credit loss recognized in earnings	(101)	(208)
Unrealized (losses)/gains in AOCI	(32)	944
Settlements	(296)	(525)
Balance, end of period	$7,999	$7,999

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At September 30, 2011, and December 31, 2010, the Bank measured certain of its held-to-maturity investment securities and REO at fair value on a nonrecurring basis. The following tables present these assets as of September 30, 2011, and December 31, 2010, for which a nonrecurring change in fair value was recorded at September 30, 2011, and December 31, 2010, by level within the fair value hierarchy.

September 30, 2011
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
REO	$—	$—	$3

December 31, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$547
REO	—	—	2

Based on the current lack of significant market activity for PLRMBS and REO, the nonrecurring fair value measurements for these assets as of September 30, 2011, and December 31, 2010, fell within Level 3 of the fair value hierarchy.

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

In addition to the items for which the Bank elected the fair value option on January 1, 2008, the Bank elected that any new transactions in these categories will be accounted for under the fair value option. In general, transactions for which the Bank elected the fair value option are in economic hedge relationships. The Bank also elected the fair value option for the following additional categories for all new transactions entered into starting on January 1, 2008:

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011		September 30, 2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$9,227	$18,737	$12,819	$21,148
New transactions elected for fair value option	229	7,479	3,152	3,389
Maturities and terminations	(403)	(7,313)	(4,933)	(7,565)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	116	44	64	(2)
Change in accrued interest	(1)	—	(12)	(8)
Balance, end of the period	$9,168	$18,947	$11,090	$16,962

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$10,490	$20,872	$21,616	$37,022
New transactions elected for fair value option	1,746	15,204	3,352	17,714
Maturities and terminations	(3,231)	(17,247)	(13,848)	(37,836)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held at fair value	170	118	19	74
Change in accrued interest	(7)	—	(49)	(12)
Balance, end of the period	$9,168	$18,947	$11,090	$16,962

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three and nine months ended September 30, 2011 and 2010, was immaterial.

The following table presents the changes in fair value included in the Statements of Income for each item for which the fair value option has been elected for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011				September 30, 2010
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$63	$—	$116	$179	$94	$—	$64	$158
Consolidated obligation bonds	—	(31)	(44)	(75)	—	(29)	2	(27)
Total	$63	$(31)	$72	$104	$94	$(29)	$66	$131

	Nine Months Ended
	September 30, 2011				September 30, 2010
	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value	Total Changes in Fair Value Included in Current Period Earnings
Advances	$198	$—	$170	$368	$390	$—	$19	$409
Consolidated obligation bonds	—	(99)	(118)	(217)	—	(139)	(74)	(213)
Total	$198	$(99)	$52	$151	$390	$(139)	$(55)	$196

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the fair value option has been elected at September 30, 2011, and December 31, 2010:

	At September 30, 2011			At December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$8,731	$9,168	$437	$10,163	$10,490	$327
Consolidated obligation bonds	18,939	18,947	8	20,982	20,872	(110)

(1)	At September 30, 2011, and December 31, 2010, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 16 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2011, and through the filing date of this report, does not believe that is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $696,606 at September 30, 2011, and $796,374 at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $115,064 at September 30, 2011, and $139,133 at December 31, 2010. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10-K.

Off-balance sheet commitments as of September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011			December 31, 2010
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,327	$971	$5,298	$1,554	$4,481	$6,035
Commitments to fund additional advances	—	2	2	304	—	304
Unsettled consolidated obligation bonds, par(1)	175	—	175	205	—	205
Interest rate exchange agreements, traded but not yet settled	—	—	—	95	—	95

(1)
At September 30, 2011, none of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps. At December 31, 2010, $95 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Advance commitments are generally for periods up to 12 months. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of September 30, 2011, and December 31, 2010. The estimated fair value of advance commitments was immaterial to the balance sheet as of September 30, 2011, and December 31, 2010.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary's drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit range from 88 days to 10 years, including a final expiration in 2021.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $5 at September 30, 2011, and $26 at December 31, 2010. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of September 30, 2011, and December 31, 2010.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's, Moody's, and/or Fitch, where the lowest rating is

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of September 30, 2011, the Bank had pledged as collateral securities with a carrying value of $91, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2010, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

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

	September 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$1	$—
Investments(1)	1,459	2,568
Advances	44,750	57,567
Mortgage loans held for portfolio	1,585	1,888
Accrued interest receivable	35	80
Derivative assets	626	762
Total	$48,456	$62,865
Liabilities:
Deposits	$624	$760
Mandatorily redeemable capital stock	5,201	3,001
Derivative liabilities	4	4
Total	$5,829	$3,765
Notional amount of derivatives	$36,633	$49,695
Standby letters of credit	2,885	3,764

(1)
Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Income:
Investments(1)	$12	$21	$42	$71
Advances(2)	42	85	138	418
Mortgage loans held for portfolio	20	26	63	84
Total	$74	$132	$243	$573
Interest Expense:
Mandatorily redeemable capital stock	$2	$5	$6	$10
Consolidated obligations(2)	(105)	(151)	(352)	(504)
Total	$(103)	$(146)	$(346)	$(494)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(24)	$(29)	$(167)	$(15)
Other income	1	1	3	3
Total	$(23)	$(28)	$(164)	$(12)

(1)
Investments consist of Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

(2)	Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements.

Note 18 — Subsequent Events

The Bank evaluated events subsequent to September 30, 2011, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified, other than those discussed below.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	changes in the Bank's capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks;

•	changes in the demand by Bank members for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank's derivatives counterparties;

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

Quarterly Overview

The U.S. economic environment continued to be challenging for the Bank and its members in the third quarter of 2011. Commodity price increases and escalating European debt concerns put pressure on an already weak economic recovery. Employment growth continued at a very slow pace. Persistently high unemployment, weak personal income growth, and declining household asset values undermined consumer confidence. Home sales and housing prices remained low despite exceptionally low mortgage interest rates. The low interest rate environment sparked a slight increase in refinancing activity, but most members experienced only modest loan demand. Deposits continued to increase in the third quarter, and members continued to maintain high levels of liquidity.

Net income for the third quarter of 2011 was $36 million, compared to net income of $137 million for the third quarter of 2010. The decrease in net income primarily reflected higher other-than-temporary impairment (OTTI) credit charges on private-label residential mortgage-backed securities (PLRMBS), higher net losses associated with derivatives, hedged items, and financial instruments carried at fair value, and a decline in net interest income.

Net interest income for the third quarter of 2011 was $268 million, down from $306 million for the third quarter of 2010. The decrease in net interest income was due, in part, to lower earnings on invested capital (resulting from the lower interest rate environment and lower capital balances), lower advances and MBS balances, and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the third quarter of 2011 relative to the year-earlier period. (This income is generally offset by net interest expense on derivative instruments used in economic hedges, reflected in other income.) These factors were partially offset by increased spreads on the Bank's portfolio of MBS and mortgage loans.

Other income/(loss) for the third quarter of 2011 was a loss of $197 million, compared to a loss of $86 million for the third quarter of 2010. The loss for the third quarter of 2011 reflected a credit-related OTTI charge of $101 million on certain PLRMBS, compared to a credit-related OTTI charge of $56 million for the third quarter of 2010. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $94 million for the third quarter of 2011, compared to a net loss of $0.4 million for the third quarter of 2010. In addition, net interest expense on derivative instruments used in economic hedges, which was generally offset by net interest income on the economically hedged assets and liabilities, totaled $2 million in the third quarter of 2011, compared to $32 million in the third quarter of 2010.

The $94 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the third quarter of 2011 reflected lower valuations primarily associated with the effects of changes in interest rates and spreads. Net gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. In anticipation of the subsequent reversal of any net gains on these financial instruments, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from gains or losses on these instruments. As of September 30, 2011, the Bank's retained earnings included a cumulative net gain of $86 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $101 million for the third quarter of 2011 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Additional projected losses on PLRMBS loan collateral as of the end of the third quarter of 2011 primarily reflected increased projected default rates on Alt-A fixed rate collateral. The projected cumulative default rates for other collateral types were relatively stable compared to the prior quarter.

The PLRMBS that experienced credit-related OTTI during the third quarter of 2011 were reclassified from held-to-maturity to available-for-sale at their fair values as of September 30, 2011. The Bank does not currently intend to sell any of the securities in its available-for-sale portfolio or in its held-to-maturity portfolio. Accumulated other comprehensive loss declined $1.1 billion during the first nine months of 2011, from $2.9 billion at December 31, 2010, to $1.8 billion at September 30, 2011, primarily because of two factors. The net change in the fair value of other-than-temporarily impaired PLRMBS classified as available-for-sale increased by $990 million, and the Bank accreted $263 million from accumulated other comprehensive loss for PLRMBS classified as held-to-maturity that had experienced OTTI in prior quarters. For PLRMBS classified as held-to-maturity, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected.

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

On October 27, 2011, the Bank's Board of Directors declared a cash dividend for the third quarter of 2011 at an annualized rate of 0.30%. The Bank recorded the third quarter dividend on October 27, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $8 million, on or about November 10, 2011. The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of September 30, 2011, the Bank's excess capital stock totaled $6.2 billion, or 4.81% of total assets.

As of September 30, 2011, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 9.73%, exceeding the 4.00% requirement. The Bank had $12.5 billion in regulatory capital, exceeding its risk-based capital requirement of $4.5 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on November 14, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

During the first nine months of 2011, total assets decreased $24.1 billion, or 16%, to $128.3 billion at September 30, 2011, from $152.4 billion at December 31, 2010. Total advances declined $17.1 billion, or 18%, to $78.5 billion at September 30, 2011, from $95.6 billion at December 31, 2010. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the third quarter of 2011, the Bank continued to review and adjust its lending parameters based on market conditions. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the third quarter of 2011.

Two member institutions were placed into receivership during the third quarter of 2011. The advances outstanding to these institutions were assumed by other institutions, and no losses were incurred by the Bank. The Bank capital stock held by these institutions was transferred to other member institutions.

From October 1, 2011, to October 31, 2011, no member institutions were placed into receivership.

Several issues are contributing to ongoing uncertainty in the housing and mortgage markets, including allegations of widespread failures in the processing of home mortgage foreclosures and increasing investor demands for sellers to repurchase mortgage loans that do not conform to the original representations and warranties. The Bank is monitoring developments in these areas to assess the potential impact on the Bank's PLRMBS and on the creditworthiness and pledged mortgage collateral of any large Bank member or affiliate affected by these issues.

Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The amended capital plans, including the Bank's amended capital plan, became effective on September 5, 2011. On August 5, 2011, the FHLBanks also amended the Agreement to reflect differences between the original Agreement and the capital plan amendments.

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

On August 5, 2011, Standard & Poor's Ratings Services (Standard & Poor's) lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In Standard & Poor's application of its government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issuer ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch. The Bank has not observed and does not expect any measurable impact on its operations, financial position, or liquidity resulting from this downgrade.

On July 13, 2011, Moody's placed the Aaa bond rating of the U.S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody's considers directly linked to the U.S. government. In addition, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

For more information about the downgrades, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Selected Balance Sheet Items at Quarter End
Total Assets	$128,308	$144,438	$151,444	$152,423	$142,695
Advances	78,462	82,745	92,005	95,599	89,327
Mortgage Loans Held for Portfolio, Net	1,990	2,097	2,205	2,381	2,623
Investments(1)	44,607	51,222	52,413	52,582	49,889
Consolidated Obligations:(2)
Bonds	99,118	111,709	115,464	121,120	118,764
Discount Notes	17,390	20,406	22,951	19,527	11,138
Mandatorily Redeemable Capital Stock	5,853	6,144	3,102	3,749	3,627
Capital Stock —Class B —Putable	4,934	5,046	8,496	8,282	8,875
Restricted Retained Earnings	1,695	1,665	1,663	1,609	1,478
Accumulated Other Comprehensive Loss	(1,772)	(1,692)	(2,039)	(2,943)	(3,152)
Total Capital	4,857	5,019	8,120	6,948	7,201
Selected Operating Results for the Quarter
Net Interest Income	$268	$264	$256	$270	$306
Provision for Credit Losses on Mortgage Loans	—	3	—	—	—
Other Income/(Loss)	(197)	(219)	(142)	(38)	(86)
Other Expense	31	30	32	41	33
Assessments	4	3	22	51	50
Net Income	$36	$9	$60	$140	$137
Selected Other Data for the Quarter
Net Interest Margin(3)	0.77%	0.72%	0.69%	0.72%	0.81%
Operating Expenses as a Percent of Average Assets	0.07	0.07	0.07	0.07	0.07
Return on Average Assets	0.10	0.03	0.16	0.37	0.36
Return on Average Equity	2.81	0.48	3.26	8.04	8.38
Annualized Dividend Rate(4)	0.26	0.31	0.29	0.39	0.44
Dividend Payout Ratio(5)	15.07	69.44	10.36	5.90	6.74
Average Equity to Average Assets Ratio	3.57	5.38	4.92	4.61	4.30
Selected Other Data at Quarter End
Regulatory Capital Ratio(6)	9.73	8.90	8.76	8.95	9.80
Duration Gap (in months)	—	1	1	7	7

(1)
Investments consist of Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
September 30, 2011	$696,606
June 30, 2011	727,475
March 31, 2011	765,980
December 31, 2010	796,374
September 30, 2010	806,007

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)
On October 27, 2011, the Bank's Board of Directors declared a cash dividend for the third quarter of 2011 at an annualized dividend rate of 0.30%. The Bank recorded and will pay the third quarter dividend during the fourth quarter of 2011.

(5)	This ratio is calculated as dividends per share divided by net income per share.

(6)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets tables that follow presents the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the three and nine months ended September 30, 2011 and 2010, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Third Quarter of 2011 Compared to Third Quarter of 2010

Average Balance Sheets

	Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$15,575	$5	0.13%	$15,808	$8	0.20%
Trading securities:
MBS	21	—	2.56	27	—	3.55
Other investments	3,525	7	0.74	1,456	2	0.51
Available-for-sale securities:(1)
MBS	9,216	80	3.48	—	—	—
Other investments	1,925	1	0.24	1,931	2	0.44
Held-to-maturity securities:(1)
MBS	16,678	150	3.57	25,832	241	3.70
Other investments	8,806	3	0.16	9,520	8	0.32
Mortgage loans held for portfolio, net	2,049	31	5.97	2,716	33	4.96
Advances(2)	80,844	167	0.82	93,737	266	1.13
Loans to other FHLBanks	12	—	0.06	17	—	0.19
Total interest-earning assets	138,651	444	1.27	151,044	560	1.47
Other assets(3)(4)(5)	1,486	—	—	(227)	—	—
Total Assets	$140,137	$444	1.26%	$150,817	$560	1.48%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$107,712	$166	0.61%	$123,781	$241	0.77%
Discount notes	18,962	8	0.16	13,099	8	0.25
Deposits(3)	1,098	—	—	1,614	—	0.06
Borrowings from other FHLBanks	26	—	0.04	—	—	—
Mandatorily redeemable capital stock	5,998	2	0.13	4,358	5	0.44
Total interest-bearing liabilities	133,796	176	0.52	142,852	254	0.71
Other liabilities(3)(4)	1,334	—	—	1,482	—	—
Total Liabilities	135,130	176	0.52	144,334	254	0.70
Total Capital	5,007	—	—	6,483	—	—
Total Liabilities and Capital	$140,137	$176	0.50%	$150,817	$254	0.67%
Net Interest Income		$268			$306
Net Interest Spread(6)			0.75%			0.76%
Net Interest Margin(7)			0.77%			0.81%
Interest-earning Assets/Interest-bearing Liabilities	103.63%			105.73%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	September 30, 2011			September 30, 2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(7)	$(59)	$(66)	$(7)	$(122)	$(129)
Consolidated obligation bonds	21	266	287	23	398	421

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the third quarter of 2011 was $268 million, a 12% decrease from $306 million in the third quarter of 2010. The following table details the changes in interest income and interest expense for the third quarter of 2011 compared to the third quarter of 2010. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(3)	$—	$(3)
Trading securities:
MBS	—	—	—
Other investments	5	4	1
Available-for-sale securities:
MBS	80	80	—
Other investments	(1)	—	(1)
Held-to-maturity securities:
MBS	(91)	(83)	(8)
Other investments	(5)	(1)	(4)
Mortgage loans held for portfolio	(2)	(9)	7
Advances(2)	(99)	(33)	(66)
Total interest-earning assets	(116)	(42)	(74)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(75)	(29)	(46)
Discount notes	—	3	(3)
Mandatorily redeemable capital stock	(3)	1	(4)
Total interest-bearing liabilities	(78)	(25)	(53)
Net interest income	$(38)	$(17)	$(21)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $2 million in the third quarter of 2011 compared to $11 million in the third quarter of 2010 and reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $14 million in the third quarter of 2011 and by $1 million in the third quarter of 2010.

The net interest margin for the third quarter of 2011 was 77 basis points, 4 basis points lower than the net interest margin for the third quarter of 2010, which was 81 basis points. The net interest spread for the third quarter of 2011 was 75 basis points, 1 basis point lower than the net interest spread for the third quarter of 2010, which was 76 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment and lower capital balances), lower advances and MBS balances, and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the third quarter of 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in the third quarter of 2011. These factors were partially offset by increased spreads on the Bank's portfolio of MBS and mortgage loans.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended September 30, 2011 and 2010.

Other Income/(Loss)

	Three Months Ended
(In millions)	September 30, 2011	September 30, 2010
Other Income/(Loss):
Net loss on trading securities(1)	$(3)	$—
Total other-than-temporary impairment loss	(138)	(87)
Net amount of impairment loss reclassified to/(from) accumulated other comprehensive loss	37	31
Net other-than-temporary impairment loss, credit portion	(101)	(56)
Net gain/(loss) on advances and consolidated obligation bonds held at fair value	72	66
Net loss on derivatives and hedging activities	(165)	(98)
Other	—	2
Total Other Income/(Loss)	$(197)	$(86)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(2) million and was immaterial for the three months ended September 30, 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss, Credit Portion – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Additional projected losses on the PLRMBS loan collateral as of the end of the third quarter of 2011 primarily reflected increased projected default rates on Alt-A fixed rate collateral. The projected cumulative default rates for other collateral types were relatively stable compared to the prior quarter. The following table presents the net other-than-temporary impairment loss for the three months ended September 30, 2011 and 2010:

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	September 30, 2011			September 30, 2010
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$1	$57	$58	$—	$81	$81
Securities previously impaired prior to current period(1)	100	(20)	80	56	(50)	6
Total	$101	$37	$138	$56	$31	$87

(1)
For the three months ended September 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to July 1, 2011. For the three months ended September 30, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to July 1, 2010.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the three months ended September 30, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value

	Three Months Ended
(In millions)	September 30, 2011	September 30, 2010
Advances	$116	$64
Consolidated obligation bonds	(44)	2
Total	$72	$66

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the third quarter of 2011, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

For the third quarter of 2010, the unrealized net fair value gains on advances were primarily driven by the decreased long-term interest rate environment relative to the actual coupon rates on the Bank's advances. The unrealized net fair value gains on consolidated obligation bonds were primarily driven by the increased interest rates on newly issued consolidated obligation bonds.

Net Loss on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the third quarter of 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

(In millions)	September 30, 2011				September 30, 2010
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Elected for fair value option	$—	$(136)	$(53)	$(189)	$—	$(82)	$(77)	$(159)
Not elected for fair value option	(2)	(7)	(6)	(15)	(1)	(10)	(8)	(19)
Consolidated obligation bonds:
Elected for fair value option	—	36	26	62	—	21	20	41
Not elected for fair value option	(11)	(13)	50	26	(5)	13	42	50
Consolidated obligation discount notes:
Not elected for fair value option	—	(34)	(16)	(50)	—	(2)	(8)	(10)
Non-MBS investments:
Not elected for fair value option	—	4	(3)	1	—	—	(1)	(1)
Total	$(13)	$(150)	$(2)	$(165)	$(6)	$(60)	$(32)	$(98)
During the third quarter of 2011, net losses on derivatives and hedging activities totaled $165 million compared to net losses of $98 million in the third quarter of 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $2 million in the third quarter of 2011, compared to net interest expense on derivative instruments used in economic hedges of $32 million in the third quarter of 2010. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the third quarter of 2011 on the adjustable rate leg of the interest rate swaps.

Excluding the $2 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2011 totaled $163 million as detailed above. The $163 million in net losses were primarily driven by the decreased interest rate environment.

Excluding the $32 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the third quarter of 2010 totaled $66 million as detailed above. The $66 million in net losses were primarily attributable to a decrease in interest rates.

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

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Average Balance Sheets

	Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$16,386	$19	0.15%	$15,875	$21	0.18%
Trading securities:
MBS	22	—	2.87	28	1	3.80
Other investments	3,373	19	0.72	623	2	0.48
Available-for-sale securities:(1)
MBS	5,457	150	3.69	—	—	—
Other investments	1,927	4	0.26	1,933	4	0.32
Held-to-maturity securities:(1)
MBS	19,982	533	3.57	28,065	800	3.81
Other investments	8,982	13	0.20	10,160	19	0.26
Mortgage loans held for portfolio, net	2,163	87	5.36	2,844	108	5.10
Advances(2)	87,204	539	0.83	108,473	911	1.12
Deposits with other FHLBanks	—	—	0.04	1	—	0.04
Loans to other FHLBanks	6	—	0.08	11	—	0.15
Total interest-earning assets	145,502	1,364	1.25	168,013	1,866	1.49
Other assets(3)(4)(5)	875	—	—	(25)	—	—
Total Assets	$146,377	$1,364	1.25%	$167,988	$1,866	1.49%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$113,203	$540	0.64%	$135,871	$799	0.79%
Discount notes	19,623	28	0.19	17,950	30	0.23
Deposits(3)	982	—	0.01	1,639	—	0.05
Borrowings from other FHLBanks	12	—	0.07	—	—	0.13
Mandatorily redeemable capital stock	4,168	8	0.24	4,658	11	0.32
Other borrowings	—	—	—	1	—	0.10
Total interest-bearing liabilities	137,988	576	0.56	160,119	840	0.70
Other liabilities(3)(4)	1,595	—	—	1,497	—	—
Total Liabilities	139,583	576	0.55	161,616	840	0.70
Total Capital	6,794	—	—	6,372	—	—
Total Liabilities and Capital	$146,377	$576	0.53%	$167,988	$840	0.67%
Net Interest Income		$788			$1,026
Net Interest Spread(6)			0.69%			0.79%
Net Interest Margin(7)			0.73%			0.82%
Interest-earning Assets/Interest-bearing Liabilities	105.45%			104.93%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Nine Months Ended
	September 30, 2011			September 30, 2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(24)	$(209)	$(233)	$(37)	$(433)	$(470)
Consolidated obligation bonds	65	913	978	72	1,377	1,449

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first nine months of 2011 was $788 million, a 23% decrease from $1.0 billion in the first nine months of 2010. The following table details the changes in interest income and interest expense for the first nine months of 2011 compared to the first nine months of 2010. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(2)	$1	$(3)
Trading securities:
MBS	(1)	—	(1)
Other investments	17	15	2
Available-for-sale securities:
MBS	150	150	—
Other investments	—	—	—
Held-to-maturity securities:
MBS	(267)	(219)	(48)
Other investments	(6)	(2)	(4)
Mortgage loans held for portfolio	(21)	(26)	5
Advances(2)	(372)	(158)	(214)
Total interest-earning assets	(502)	(239)	(263)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(259)	(122)	(137)
Discount notes	(2)	3	(5)
Mandatorily redeemable capital stock	(3)	(1)	(2)
Total interest-bearing liabilities	(264)	(120)	(144)
Net interest income	$(238)	$(119)	$(119)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $12 million in the first nine months of 2011 compared to $50 million in the first nine months of 2010 and reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $20 million in the first nine months of 2011 and by $5 million in the first nine months of 2010.

The net interest margin was 73 basis points for the first nine months of 2011, 9 basis points lower than the net interest margin for the first nine months of 2010, which was 82 basis points. The net interest spread was 69 basis points for the first nine months of 2011, 10 basis points lower than the net interest spread for the first nine months of 2010, which was 79 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment and lower capital balances), lower advances and MBS balances, and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in the first nine months of 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in the first nine months of 2011. These factors were partially offset by increased spreads on the Bank's portfolio of MBS and mortgage loans.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the nine months ended September 30, 2011 and 2010.

Other Income/(Loss)

	Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010
Other Income/(Loss):
Net loss on trading securities(1)	$(4)	$(1)
Total other-than-temporary impairment loss	(342)	(469)
Net amount of impairment loss reclassified (from)/to accumulated other comprehensive loss	(31)	211
Net other-than-temporary impairment loss, credit portion	(373)	(258)
Net gain/(loss) on advances and consolidation obligation bonds held at fair value	52	(55)
Net loss on derivatives and hedging activities	(236)	(257)
Other	3	5
Total Other Income/(Loss)	$(558)	$(566)

(1) The net loss on trading securities that were economically hedged totaled $2 million and $1 million for the nine months ended September 30, 2011 and 2010, respectively.

Net Other-Than-Temporary Impairment Loss, Credit Portion – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Additional projected losses on the PLRMBS loan collateral as of the end of the first nine months of 2011 primarily reflected increased projected default rates on Alt-A fixed rate collateral. The projected cumulative default rates for other collateral types were relatively stable compared to the prior quarter. The following table presents the net other-than-temporary impairment loss for the nine months ended September 30, 2011 and 2010.

Net Other-Than-Temporary Impairment Loss

	Nine Months Ended
	September 30, 2011			September 30, 2010
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$12	$193	$205	$7	$369	$376
Securities previously impaired prior to current period(1)	361	(224)	137	251	(158)	93
Total	$373	$(31)	$342	$258	$211	$469

(1)
For the nine months ended September 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the nine months ended September 30, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held at fair value, for which the Bank elected the fair value option for the nine months ended September 30, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held at Fair Value

	Nine Months Ended
(In millions)	September 30, 2011	September 30, 2010
Advances	$170	$19
Consolidated obligation bonds	(118)	(74)
Total	$52	$(55)

For the first nine months of 2011, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances during the first nine months of 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the consolidated obligation bonds.

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the first nine months of 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net (Loss)/Gain on Derivatives and Hedging Activities Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

(In millions)	September 30, 2011				September 30, 2010
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(170)	$(165)	$(335)	$—	$(49)	$(335)	$(384)
Not elected for fair value option	(1)	(3)	(23)	(27)	(1)	(18)	(33)	(52)
Consolidated obligation bonds:
Elected for fair value option	—	82	77	159	—	40	117	157
Not elected for fair value option	(17)	(67)	138	54	—	(22)	155	133
Consolidated obligation discount notes:
Not elected for fair value option	—	(45)	(37)	(82)	—	(68)	(42)	(110)
Non-MBS investments:
Not elected for fair value option	—	4	(9)	(5)	—	—	(1)	(1)
Total	$(18)	$(199)	$(19)	$(236)	$(1)	$(117)	$(139)	$(257)

During the first nine months of 2011, net losses on derivatives and hedging activities totaled $236 million compared to net losses of $257 million in the first nine months of 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $19 million in the first nine months of 2011, compared to net interest expense on derivative instruments used in economic hedges of $139 million in the first nine months of 2010. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout the first nine months of 2011 on the adjustable leg of the interest rate swaps.

Excluding the $19 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first nine months of 2011 totaled $217 million as detailed above. The $217 million in net losses were primarily driven by the decreased interest rate environment.

Excluding the $139 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first nine months of 2010 totaled $118 million as detailed above. The $118 million in net losses were primarily attributable to a decrease in interest rates.

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

Return on Average Equity

Return on average equity (ROE) was 2.81% (annualized) for the third quarter of 2011, compared to 8.38% (annualized) for the third quarter of 2010. This decline reflected the decrease in net income in the third quarter of 2011, partially offset by the decrease in average equity, which decreased 23%, to $5.0 billion in the third quarter of 2011 from $6.5 billion in the third quarter of 2010.

ROE was 2.06% (annualized) for the first nine months of 2011, compared to 5.44% (annualized) for the first nine months of 2010. This decline reflected the decrease in net income in the first nine months of 2011 and the increase in average equity, which increased 7%, to $6.8 billion in the first nine months of 2011 from $6.4 billion in the first nine months of 2010.

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

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend for that quarter would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying dividends for that quarter. For more information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At September 30, 2011, advances maturing within five years totaled $71.1 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2010, advances maturing within five years totaled $88.2 billion, also significantly in excess of the $0.1 billion of member deposits on that date. In addition, as of September 30, 2011, and December 31, 2010, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets.

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

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The amended capital plans, including the Bank's amended capital plan, became effective on September 5, 2011. On August 5, 2011, the FHLBanks also amended the Agreement to reflect differences between the original Agreement and the capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the Agreement is terminated. In particular, an FHLBank's obligation to make allocations to the restricted retained earnings account terminates on the automatic termination event declaration date, and restrictions on paying dividends out of the restricted retained earnings account, or otherwise reallocating funds from the restricted retained earnings account, are terminated one year later. For more information on the amendments to the Agreement, see the Bank's Form 8-K filed on August 5, 2011.

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

The following table summarizes the activity related to restricted retained earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011				September 30, 2010
	Retained Earnings Related to:				Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$130	$—	$1,535	$1,665	$79	$1,271	$1,350
Transfers to/(from) restricted retained earnings	(44)	7	67	30	16	112	128
Balance at end of the period	$86	$7	$1,602	$1,695	$95	$1,383	$1,478

	Nine Months Ended
	September 30, 2011				September 30, 2010
	Retained Earnings Related to:				Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609	$181	$1,058	$1,239
Transfers to/(from) restricted retained earnings	(62)	7	141	86	(86)	325	239
Balance at end of the period	$86	$7	$1,602	$1,695	$95	$1,383	$1,478

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $8 million at an annualized rate of 0.26% in the third quarter of 2011, and $14 million at an annualized rate of 0.44% in the third quarter of 2010.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $27 million at an annualized rate of 0.29% in the first nine months of 2011, and $31 million at an annualized rate of 0.32% in the first nine months of 2010.

On October 27, 2011, the Bank's Board of Directors declared a cash dividend for the third quarter of 2011 at an annualized rate of 0.30%. The Bank recorded the third quarter dividend on October 27, 2011, the day it was declared by the Board of Directors. The Bank expects to pay the third quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $8 million, on or about November 10, 2011.

The Bank will pay the third quarter 2011 dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of September 30, 2011, the Bank's excess capital stock totaled $6.2 billion, or 4.81% of total assets.

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

Financial Condition

Total assets were $128.3 billion at September 30, 2011, a 16% decrease from $152.4 billion at December 31, 2010. Advances decreased by $17.1 billion, or 18%, to $78.5 billion at September 30, 2011, from $95.6 billion at December 31, 2010. Average total assets were $140.1 billion for the third quarter of 2011, a 7% decrease compared to $150.8 billion for the third quarter of 2010. Average total assets were $146.4 billion for the first nine months of 2011, a 13% decrease compared to $168.0 billion for the first nine months of 2010. Average advances were $80.8 billion for the third quarter of 2011, a 14% decrease from $93.7 billion for the third quarter of 2010. Average advances were $87.2 billion for the first nine months of 2011, a 20% decrease from $108.5 billion for the first nine months of 2010.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Advances outstanding at September 30, 2011, included unrealized gains of $789 million, of which $352 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $437 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2010, included unrealized gains of $690 million, of which $363 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2010, to September 30, 2011, was primarily attributable to a decrease in the interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $123.5 billion at September 30, 2011, a 15% decrease from $145.5 billion at December 31, 2010, reflecting decreases in consolidated obligations outstanding from $140.6 billion at December 31, 2010, to $116.5 billion at September 30, 2011. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first nine months of 2011. Average total liabilities were $135.1 billion for the third quarter of 2011, a 6% decrease compared to $144.3 billion for the third quarter of 2010. Average total liabilities were $139.6 billion for the first nine months of 2011, a 14% decrease compared to $161.6 billion for the first nine months of 2010. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $126.7 billion in the third quarter of 2011 and $136.9 billion in the third quarter of 2010. Average consolidated obligations were $132.8 billion in the first nine months of 2011 and $153.8 billion in the first nine months of 2010.

Consolidated obligations outstanding at September 30, 2011, included unrealized losses of $1.4 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $8 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2010, included unrealized losses of $1.6 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $110 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2010, to September 30, 2011, was primarily attributable to a decrease in the interest rate environment.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $696.6 billion at September 30, 2011, and $796.4 billion at December 31, 2010.

On April 20, 2011, Standard & Poor's revised its outlook on the FHLBanks' consolidated obligations and on the long-term credit ratings of ten FHLBanks, including the Bank, to reflect its revision of the outlook on the long-term sovereign credit rating of the United States to negative from stable. In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On July 15, 2011, Standard & Poor's placed the long-term credit ratings of the ten FHLBanks on CreditWatch with negative implications after placing the long-term sovereign credit rating of the United States on CreditWatch negative on July 14, 2011. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings with a negative outlook on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch. The Bank has not observed and does not expect any measurable impact on its operations, financial position, or liquidity resulting from this downgrade.

On July 13, 2011, Moody's placed the Aaa bond rating of the U.S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody's considers directly linked to the U.S. government. In addition, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of September 30, 2011, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $101.6 billion (79% of total assets) at September 30, 2011, from $128.4 billion (84% of total assets) at December 31, 2010, representing a decrease of $26.8 billion, or 21%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $79 million in the third quarter of 2011, a decrease of $34 million, or 30%, compared to $113 million in the third quarter of 2010. In the first nine months of 2011, adjusted net interest income for this segment was $260 million, a decrease of $134 million, or 34%, compared to $394 million in the first nine months of 2010. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment and lower capital balances), lower advances balances, and lower advance prepayment fees.

Members and nonmember borrowers prepaid $0.8 billion of advances in the third quarter of 2011 compared to $1.5 billion in the third quarter of 2010. Members and nonmember borrowers prepaid $4.0 billion of advances in the first nine months of 2011 compared to $16.0 billion in the first nine months of 2010. As a result, interest income was increased by net prepayment fees of $2 million in the third quarter of 2011 and $11 million in the third quarter of 2010. Interest income was increased by net prepayment fees of $12 million in the first nine months of 2011 and $50 million in the first nine months of 2010.

Adjusted net interest income for this segment represented 34% and 44% of total adjusted net interest income for the third quarter of 2011 and 2010, respectively, and 38% and 48% of total adjusted net interest income for the first nine months of 2011 and 2010, respectively.

Advances – The par amount of advances outstanding decreased by $17.2 billion, or 18%, to $77.7 billion at September 30, 2011, from $94.9 billion at December 31, 2010. The decrease was primarily attributable to the $16.0 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $58.0 billion at September 30, 2011, from $74.0 billion at December 31, 2010. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances” for further information.) The remaining $1.2 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 44 borrowers increased their advances during the first nine months of 2011, while 136 borrowers decreased their advances.

The $17.2 billion decrease in advances outstanding reflects a $9.6 billion decrease in fixed rate advances, a $7.5 billion decrease in adjustable rate advances, and a $0.1 billion decrease in daily variable rate advances.

The components of the advances portfolio at September 30, 2011, and December 31, 2010, are presented in the following table.

Advances Portfolio by Product Type

	September 30, 2011		December 31, 2010
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$42,578	55%	$48,944	52%
Adjustable – other indices	1	—	153	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	160	—	1,160	1
Subtotal adjustable rate advances	42,739	55	50,257	53
Fixed	25,880	33	35,373	38
Fixed – amortizing	359	—	395	—
Fixed – with PPS(1)	5,805	8	5,303	6
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	5	—	9	—
Fixed – callable at member's option with PPS(1)	442	1	274	—
Fixed – putable at Bank's option	1,360	2	2,039	2
Fixed – putable at Bank's option with PPS(1)	350	—	398	—
Subtotal fixed rate advances	34,401	44	43,991	46
Daily variable rate	533	1	661	1
Total par amount	$77,673	100%	$94,909	100%

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

Average advances were $80.8 billion in the third quarter of 2011, a 14% decrease from $93.7 billion in the third quarter of 2010. Average advances were $87.2 billion in the first nine months of 2011, a 20% decrease from $108.5 billion in the first nine months of 2010. The decline in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained subdued.

For a discussion of advances credit risk, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances.”

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank's total non-MBS investment portfolio was $20.0 billion as of September 30, 2011, a decrease of $11.1 billion, or 36%, from $31.1 billion as of December 31, 2010. The decline in the non-MBS investment portfolio was primarily due to the limited availability of high quality counterparties in the Federal funds market.

Cash and Due from Banks – Cash and due from banks increased to $2.6 billion at September 30, 2011, from $0.8 billion at December 31, 2010. The increase in cash and due from banks at September 30, 2011, was due to the limited availability of high quality counterparties in the Federal funds market, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $24.7 billion, or 20%, from $121.5 billion at December 31, 2010, to $96.8 billion at September 30, 2011. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

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

At September 30, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $137.0 billion, of which $25.0 billion were hedging advances, $108.3 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. At December 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $173.7 billion, of which $32.7 billion were hedging advances, $137.7 billion were hedging consolidated obligations, $2.3 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first nine months of 2011, yields on intermediate-term U.S. Treasury securities declined because of increased demand for U.S. Treasury securities as a result of continued accommodative Federal Reserve policy to address slow economic growth in the U.S. and increased European sovereign risks. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.02	0.13	0.13	0.06
3-month LIBOR	0.37	0.30	0.29	0.25
2-year Treasury note	0.25	0.60	0.43	1.14
5-year Treasury note	0.95	2.01	1.27	2.68

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first nine months of 2011 and 2010. Lower issuance and continued investor demand for FHLBank debt resulted in slightly lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	September 30, 2011	September 30, 2010
Consolidated obligation bonds	-17.9	-16.0
Consolidated obligation discount notes (one month and greater)	-19.0	-17.9

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

At September 30, 2011, assets associated with this segment were $26.7 billion (21% of total assets), an increase of $2.7 billion, or 11%, from $24.0 billion at December 31, 2010 (16% of total assets). The MBS portfolio increased $3.1 billion to $24.6 billion at September 30, 2011, from $21.5 billion at December 31, 2010, primarily due to purchases of agency residential MBS, and mortgage loan balances decreased $0.4 billion to $2.0 billion at September 30, 2011, from $2.4 billion at December 31, 2010. In the third quarter of 2011, average MBS investments were $25.9 billion, consistent with the balance in the third quarter of 2010. In the first nine months of 2011, average MBS investments decreased $2.6 billion to $25.5 billion, compared to $28.1 billion in the first nine months of 2010. Average mortgage loans were $2.0 billion in the third quarter of 2011, a decrease of $0.7 billion from $2.7 billion in the third quarter of 2010. Average mortgage loans decreased $0.6 billion to $2.2 billion in the first nine months of 2011 from $2.8 billion in the first nine months of 2010.

Adjusted net interest income for this segment was $150 million in the third quarter of 2011, an increase of $9 million, or 6%, from $141 million in the third quarter of 2010. This increase was primarily due to higher average profit spreads on the mortgage portfolio, partially offset by the lower average MBS and mortgage loan balances. In the first nine months of 2011, adjusted net interest income for this segment was $425 million, a decrease of $8 million, or 2%, from $433 million in the first nine months of 2010. This decrease was primarily due to lower average MBS and mortgage loan balances, partially offset by the higher average profit spreads on the mortgage portfolio.

Adjusted net interest income for this segment represented 66% and 56% of total adjusted net interest income for the third quarter of 2011 and 2010, respectively, and 62% and 52% of total adjusted net interest income for the first nine months of 2011 and 2010, respectively.

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

At September 30, 2011, and December 31, 2010, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2010 Form 10-K. Mortgage loan balances at

September 30, 2011, and December 31, 2010, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	September 30, 2011	December 31, 2010
MPF Plus	$1,842	$2,203
Original MPF	161	197
Subtotal	2,003	2,400
Unamortized premiums	19	33
Unamortized discounts	(27)	(49)
Mortgage loans held for portfolio	1,995	2,384
Less: Allowance for credit losses	(5)	(3)
Mortgage loans held for portfolio, net	$1,990	$2,381

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

MBS Investments – The Bank's MBS portfolio was $24.6 billion at September 30, 2011, compared to $21.5 billion, at December 31, 2010. During the first nine months of 2011, the Bank's MBS portfolio increased primarily because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements and Supplementary Data – Note 6 – Other-Than-Temporary Impairment Analysis.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and intermediate-term and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks by predominately purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $2.7 billion, or 11%, to $26.7 billion at September 30, 2011, from $24.0 billion at December 31, 2010, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

At September 30, 2011, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.4 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

At December 31, 2010, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $16.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2010 Form 10-K. The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of September 30, 2011, and December 31, 2010.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2011	December 31, 2010
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$15,625	$21,493
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)		150
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	153
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	597	913
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	8,564	8,844
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	166	1,166
Subtotal Economic Hedges(1)			9,328	11,226
Total			24,953	32,719
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	44,251	54,512
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,668	6,294
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,385	45
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)		25
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	13,253	15,340
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	6,000	16,400
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	21,225	27,505
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	60	3,315
Subtotal Economic Hedges(1)			46,591	68,924
Total			90,842	123,436

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	September 30, 2011	December 31, 2010
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	10,440	8,126
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	165	65
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	4,301	5,662
Subtotal Economic Hedges(1)			4,466	5,727
Total			14,906	13,853
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,875	1,627
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	13,277	15,488
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,760	65
Total			16,912	17,180
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	2	4
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,133	2,133
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	785	125
Total			2,920	2,262
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap, and receive fixed, pay adjustable interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	40	40
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	810	920
Total			850	960
Total Notional Amount			$151,383	$190,410

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At September 30, 2011, the total notional amount of interest rate exchange agreements outstanding was $151.4 billion, compared with $190.4 billion at December 31, 2010. The $39.0 billion decrease in the notional amount of derivatives during the first nine months of 2011 was primarily due to a net $31.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $7.8 billion decrease in interest rate exchange agreements hedging advances, a net $0.3 billion decrease in interest rate exchange agreements hedging discount notes, and a net $0.1 billion decrease in interest exchange agreements in intermediary positions, partially offset by a net $0.7 billion increase in interest rate exchange agreements hedging trading securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of September 30, 2011, and December 31, 2010.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

September 30, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,625	$(318)	$316	$—	$(2)
Non-callable bonds	44,251	1,216	(1,221)	—	(5)
Callable bonds	10,440	59	(22)	—	37
Subtotal	70,316	957	(927)	—	30
Not qualifying for hedge accounting (economic hedges):
Advances	9,328	(452)	—	408	(44)
Non-callable bonds	46,591	328	—	(10)	318
Callable bonds	4,466	8	—	22	30
Discount notes	16,912	(36)	—	—	(36)
MBS – trading	2	—	—	—	—
FFCB bonds and TLGP securities	2,918	(12)	—	—	(12)
Intermediated	850	—	—	—	—
Subtotal	81,067	(164)	—	420	256
Total excluding accrued interest	151,383	793	(927)	420	286
Accrued interest	—	299	(326)	8	(19)
Total	$151,383	$1,092	$(1,253)	$428	$267

December 31, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,493	$(314)	$313	$—	$(1)
Non-callable bonds	54,512	1,422	(1,432)	—	(10)
Callable bonds	8,126	22	(4)	—	18
Subtotal	84,131	1,130	(1,123)	—	7
Not qualifying for hedge accounting (economic hedges):
Advances	11,226	(352)	—	291	(61)
Non-callable bonds	68,899	381	—	1	382
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	5,727	(64)	—	129	65
Discount notes	17,180	9	—	—	9
FFCB bonds and TLGP securities	2,258	(3)	—	—	(3)
MBS – trading	4	—	—	—	—
Intermediated	960	—	—	—	—
Subtotal	106,279	(29)	—	421	392
Total excluding accrued interest	190,410	1,101	(1,123)	421	399
Accrued interest	—	262	(283)	15	(6)
Total	$190,410	$1,363	$(1,406)	$436	$393

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of September 30, 2011, and December 31, 2010.

Concentration of Derivatives Counterparties

(Dollars in millions)		September 30, 2011		December 31, 2010
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
Deutsche Bank AG	A	$30,073	20%	$28,818	15%
BNP Paribas	AA	27,916	18	26,321	14
JPMorgan Chase Bank, National Association	AA	17,405	11	24,055	12
UBS AG	A	15,388	10	24,200	13
Citigroup Inc.:
Citibank, N.A.	A	14,367	10	19,172	10
Citigroup Financial Products	A	28	—	55	—
Subtotal Citigroup Inc.		14,395	10	19,227	10
Subtotal		105,177	69	122,621	64
Others	At least BBB	46,206	31	67,789	36
Total		$151,383	100%	$190,410	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

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

Since the beginning of 2011, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first nine months of 2011, the FHLBanks issued $30 billion in global bonds, $147 billion in callable bonds, and $574 billion in auctioned discount notes.

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

In addition to the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank's operational guideline assumes that MBS can be used as a source of funds with the expectation that those assets can be used as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first nine months of 2011. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following September 30, 2011, and December 31, 2010. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of September 30, 2011		As of December 31, 2010
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$304	$304
Commitments to purchase investments	—	100	—	—
Demand deposits	1,054	1,054	925	925
Maturing member term deposits	—	2	3	16
Discount note and bond maturities and expected exercises of bond call options	2,005	26,684	2,309	21,949
Subtotal obligations	3,059	27,840	3,541	23,194
Sources of available funds:
Maturing investments	6,886	14,789	11,198	25,946
Cash at Federal Reserve Bank of San Francisco	2,644	2,644	754	754
Proceeds from scheduled settlements of discount notes and bonds	50	175	30	205
Maturing advances and scheduled prepayments	835	11,941	2,061	13,857
Subtotal sources	10,415	29,549	14,043	40,762
Net funds available	7,356	1,709	10,502	17,568
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	19,217	—	17,964
Marketable money market investments	—	—	5,881	—
TLGP securities	2,975	2,629	2,311	2,017
FFCB bonds	2,283	1,801	2,366	2,366
Subtotal contingent sources	5,258	23,647	10,558	22,347
Total contingent funds available	$12,614	$25,356	$21,060	$39,915

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at September 30, 2011, and December 31, 2010.

Regulatory Capital Requirements

	September 30, 2011		December 31, 2010
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,461	$12,482	$4,209	$13,640
Total regulatory capital	$5,132	$12,482	$6,097	$13,640
Total regulatory capital ratio	4.00%	9.73%	4.00%	8.95%
Leverage capital	$6,415	$18,723	$7,621	$20,460
Leverage ratio	5.00%	14.59%	5.00%	13.42%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on November 14, 2011. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

Pursuant to the Bank's lending agreements with its members, the Bank limits the amount it will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), data reporting frequency (monthly or quarterly), the member's financial strength and condition, and the concentration of collateral type. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. The Bank monitors each member's aggregate borrowing capacity and collateral requirements on a daily basis by comparing the member's borrowing capacity to its obligations to the Bank.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of September 30, 2011, and December 31, 2010.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
September 30, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	114	75	$43,366	$101,492	43%
4-6	205	115	38,178	63,918	60
7-10	64	36	1,432	3,606	40
Subtotal	383	226	82,976	169,016	49
CDFIs	2	2	2	18	11
Total	385	228	$82,978	$169,034	49%

December 31, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	87	58	$40,552	$85,967	47%
4-6	216	141	58,163	107,634	54
7-10	90	53	2,235	5,839	38
Total	393	252	$100,950	$199,440	51%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
September 30, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	10	$361	$388
11% – 25%	12	26,855	31,412
26% – 50%	47	39,078	64,287
More than 50%	159	16,684	72,947
Total	228	$82,978	$169,034

December 31, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding(3)	Credit Outstanding(1)(3)	Collateral Borrowing Capacity(2)
0% – 10%	12	$344	$358
11% – 25%	28	15,624	18,190
26% – 50%	53	69,639	114,676
More than 50%	159	15,343	66,216
Total	252	$100,950	$199,440

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of September 30, 2011, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 95% to 99.5% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 85% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate), the rating, and the subordination structure of the respective security. Effective October 20, 2011, securities borrowing capacities were adjusted as a result of the most recent benchmarking to market sources. As a result, the borrowing capacities assigned to U.S. Treasury securities ranged from 93% to 99% of their market value and the borrowing capacities assigned to eligible private-label MBS generally ranged from 50% to 75% of their market value.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2011, and December 31, 2010.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2011		December 31, 2010
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$311	$308	$503	$497
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	3,751	3,743	3,799	3,769
Agency pools and collateralized mortgage obligations	13,272	13,149	14,395	14,111
PLRMBS – publicly registered AAA-rated senior tranches	106	82	274	203
PLRMBS – publicly registered AA-rated senior tranches	11	5	24	12
PLRMBS – publicly registered A-rated senior tranches	10	2	87	16
PLRMBS – publicly registered BBB-rated senior tranches	100	12	47	7
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	8	7	22	18
Term deposits with the Bank	12	11	16	16
Total	$17,581	$17,319	$19,167	$18,649

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

As of September 30, 2011, 61% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 30% was pledged by 183 institutions under blanket lien with detailed reporting, and 9% was pledged by 99 institutions under blanket lien with summary reporting.

As of September 30, 2011, the Bank's maximum borrowing capacities for loan collateral pledged under blanket lien with detailed reporting were as follows: 95% (of market value) for first lien residential mortgage loans, 65% (of unpaid principal balance) for multifamily mortgage loans, 60% (of unpaid principal balance) for commercial mortgage loans, 50% (of unpaid principal balance) for small business, small farm, and small agribusiness loans, and 20% (of unpaid principal balance) for second lien residential mortgage loans. The highest borrowing capacities are available to members that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

Effective October 20, 2011, the Bank changed its process for calculating the borrowing capacity on real estate loan collateral. Once a quarter, the Bank will use external vendors to price all loans for which members provide detailed loan level information, including residential first and second lien mortgage loans, multifamily loans, and commercial loans. For loan collateral pledged under specific identification or blanket lien with detailed reporting, the Bank will use market value prices from external pricing sources to assign a market value to the collateral. For loan collateral pledged under blanket lien with summary reporting, the Bank will use the aggregate pricing results for all members to establish market value benchmarks for each collateral type.

The Bank also revised the liquidation risk margins used to determine loan collateral borrowing capacity to reflect the credit risk profile of individual members. As of October 20, 2011, the Bank's maximum borrowing capacities for loan collateral ranged from 56% to 90% of the assigned market value. For example, for members with the highest credit quality ratings that pledged under blanket lien with detailed reporting, the maximum liquidation risk percentages (100% minus the liquidation risk margin) applied to the assigned market value of the loan collateral were: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. For members with the lowest credit quality ratings that pledged under specific identification with quarterly reporting, the maximum liquidation risk percentages were: 73% for first lien residential mortgage loans, 72% for multifamily mortgage loans, 68% for commercial mortgage loans, and 60% for second lien residential mortgage loans.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at September 30, 2011, and December 31, 2010.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	September 30, 2011		December 31, 2010
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$117,066	$83,282	$158,001	$105,506
Second lien residential mortgage loans and home equity lines of credit	68,824	9,658	77,098	15,068
Multifamily mortgage loans	35,634	22,785	33,810	20,733
Commercial mortgage loans	46,901	28,012	51,502	27,258
Loan participations	10,511	7,292	16,717	11,600
Small business, small farm, and small agribusiness loans	3,048	565	3,031	478
Other	862	121	1,015	148
Total	$282,846	$151,715	$341,174	$180,791

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At September 30, 2011, and December 31, 2010, the amount of these loans totaled $23 billion and $30 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, members with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to members pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
September 30, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Trading securities:
GSEs:
FFCB bonds	$—	$2,366	$—	$—	$—	$—	$—	$—	$—	$2,366
TLGP securities	—	1,157	—	—	—	—	—	—	—	1,157
MBS:
Other U.S. obligations:
Ginnie Mae	—	19	—	—	—	—	—	—	—	19
GSEs:
Fannie Mae	—	2	—	—	—	—	—	—	—	2
Total trading securities	—	3,544	—	—	—	—	—	—	—	3,544
Available-for-sale securities:
TLGP securities(2)	—	1,925	—	—	—	—	—	—	—	1,925
PLRMBS:
Prime	—	—	—	—	93	67	390	188	124	862
Alt-A, option ARM	—	—	—	—	—	—	968	62	—	1,030
Alt-A, other	—	77	—	63	29	847	3,385	664	1,042	6,107
Total PLRMBS	—	77	—	63	122	914	4,743	914	1,166	7,999
Total available-for-sale securities	—	2,002	—	63	122	914	4,743	914	1,166	9,924
Held-to-maturity securities:
Interest-bearing deposits	—	200	1,400	—	—	—	—	—	—	1,600
Commercial paper(3)	—	1,500	500	—	—	—	—	—	—	2,000
Housing finance agency bonds	—	194	—	480	—	—	—	—	—	674
MBS:
Other U.S. obligations:
Ginnie Mae	—	227	—	—	—	—	—	—	—	227
GSEs:				—
Freddie Mac	—	3,496	—	—	—	—	—	—	—	3,496
Fannie Mae	—	8,758	—	—	—	—	—	—	—	8,758
PLRMBS:
Prime	271	275	311	754	631	84	59	6	—	2,391
Alt-A, option ARM	—	—	—	—	—	—	48	—	—	48
Alt-A, other	63	64	179	625	417	110	156	—	—	1,614
Total PLRMBS	334	339	490	1,379	1,048	194	263	6	—	4,053
Total held-to-maturity securities	334	14,714	2,390	1,859	1,048	194	263	6	—	20,808
Federal funds sold	—	7,992	2,339	—	—	—	—	—	—	10,331
Total investments	$334	$28,252	$4,729	$1,922	$1,170	$1,108	$5,006	$920	$1,166	$44,607

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

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of September 30, 2011, all of the gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at September 30, 2011. As a result, the Bank has recovered the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At September 30, 2011, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At September 30, 2011, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $148 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of September 30, 2011, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations and because CalHFA had a credit rating of A at September 30, 2011 (based on the lower of Moody's or Standard & Poor's ratings). As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of September 30, 2011, all the gross unrealized losses on its TLGP securities are temporary.

The Bank's investments also include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits MBS investments in total to three times the Bank's capital. At September 30, 2011, the Bank's MBS portfolio was 211% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

The Bank has not purchased any PLRMBS since the first quarter of 2008, and current Bank policy prohibits the purchase of PLRMBS.

At September 30, 2011, PLRMBS representing 40% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of September 30, 2011, the Bank's investment in MBS had gross unrealized losses totaling $2.3 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of September 30, 2011, all of the gross unrealized losses on its agency residential MBS are temporary.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of September 30, 2011. In performing the cash flow analysis for each security, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions primarily about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. Certain assumptions in the first model were updated, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects increased foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The Bank's housing price forecast as of September 30, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning July 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month periods beginning July 1, 2011. The following table shows the base case scenario and what the projected home price recovery by year would have been under the more adverse housing price scenario at September 30, 2011:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios
Housing Price Scenario
	Base Case	Adverse Case
Year 1	0.0% - 2.8%	0.0% - 1.9%
Year 2	0.0% - 3.0%	0.0% - 2.0%
Year 3	1.5% - 4.0%	1.0% - 2.7%
Year 4	2.0% - 5.0%	1.3% - 3.4%
Years 5 and 6	2.0% - 6.0%	1.3% - 4.0%
Thereafter	2.3% - 5.6%	1.5% - 3.8%

The following table shows the base case scenario and what the OTTI charges would have been under the more adverse housing price scenario at September 30, 2011:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case				Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Non-Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	8	$531	$4	$7	13	$868	$32	$3
Alt-A, option ARM	5	270	12	(7)	14	1,081	47	(10)
Alt-A, other	81	4,927	85	37	122	7,506	255	(31)
Total	94	$5,728	$101	$37	149	$9,455	$334	$(38)

(1)	Amounts are for the three months ended September 30, 2011.

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

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of September 30, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$31	$—	$61	$203	$—	$—	$295
2007	—	—	—	89	—	21	233	284	110	737
2006	63	—	—	—	202	—	—	6	59	330
2005	57	—	8	—	—	20	95	—	—	180
2004 and earlier	151	274	302	632	541	64	17	—	—	1,981
Total Prime	271	274	310	752	743	166	548	290	169	3,523
Alt-A, option ARM
2007	—	—	—	—	—	—	1,378	—	—	1,378
2006	—	—	—	—	—	—	238	—	—	238
2005	—	—	—	—	—	—	127	189	—	316
Total Alt-A, option ARM	—	—	—	—	—	—	1,743	189	—	1,932
Alt-A, other
2008	—	—	—	—	—	207	—	—	—	207
2007	—	—	—	—	161	93	1,410	27	812	2,503
2006	—	80	—	—	—	28	510	127	460	1,205
2005	9	—	13	49	55	629	2,679	763	242	4,439
2004 and earlier	54	63	168	646	236	161	33	—	—	1,361
Total Alt-A, other	63	143	181	695	452	1,118	4,632	917	1,514	9,715
Total par amount	$334	$417	$491	$1,447	$1,195	$1,284	$6,923	$1,396	$1,683	$15,170

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at September 30, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
September 30, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$61	$203	$—	$—	$264
2007	—	—	—	—	—	233	284	110	627
2006	—	—	—	30	—	—	6	59	95
2005	—	—	—	—	20	37	—	—	57
2004 and earlier	—	—	—	107	—	17	—	—	124
Total Prime	—	—	—	137	81	490	290	169	1,167
Alt-A, option ARM
2007	—	—	—	—	—	1,378	—	—	1,378
2006	—	—	—	—	—	238	—	—	238
2005	—	—	—	—	—	80	189	—	269
Total Alt-A, option ARM	—	—	—	—	—	1,696	189	—	1,885
Alt-A, other
2008	—	—	—	—	207	—	—	—	207
2007	—	—	—	—	93	1,410	27	812	2,342
2006	80	—	—	—	—	510	127	460	1,177
2005	—	—	—	—	602	2,679	763	242	4,286
2004 and earlier	—	32	81	54	108	33	—	—	308
Total Alt-A, other	80	32	81	54	1,010	4,632	917	1,514	8,320
Total par amount	$80	$32	$81	$191	$1,091	$6,818	$1,396	$1,683	$11,372

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
September 30, 2011
				For the Nine Months Ended September 30, 2011			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Credit- Related OTTI	Non- Credit- Related OTTI	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$268	$23	$245	$9	$(8)	$1	28.35%	30.00%	28.18%
2007	642	115	528	17	(17)	—	20.68	22.56	14.49
2006	317	6	312	5	1	6	11.78	10.75	9.42
2005	178	22	156	—	4	4	12.88	11.30	15.16
2004 and earlier	1,984	203	1,782	2	11	13	8.19	4.30	10.05
Total Prime	3,389	369	3,023	33	(9)	24	13.06	11.23	12.69
Alt-A, option ARM
2007	1,175	364	812	40	(35)	5	42.71	44.14	38.31
2006	179	47	132	14	(11)	3	49.88	44.81	34.74
2005	161	46	117	46	(31)	15	38.98	22.83	22.51
Total Alt-A, option ARM	1,515	457	1,061	100	(77)	23	42.99	40.74	35.29
Alt-A, other
2008	206	39	168	—	44	44	12.36	31.80	29.88
2007	2,235	357	1,893	60	(46)	14	31.36	26.81	22.20
2006	962	98	873	48	(28)	20	29.84	18.46	11.20
2005	4,141	751	3,390	127	77	204	19.57	13.62	13.45
2004 and earlier	1,368	181	1,188	5	8	13	12.71	7.91	16.24
Total Alt-A, other	8,912	1,426	7,512	240	55	295	22.77	17.21	16.17
Total	$13,816	$2,252	$11,596	$373	$(31)	$342	23.09%	18.82%	17.80%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio for the nine months ended September 30, 2011.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

September 30, 2011
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	9.3	7.1-10.6	47.6	19.3-57.1	48.2	44.2-56.4	28.9	28.2-29.9
2007	7.1	6.4-10.0	7.0	3.4-7.8	26.2	19.9-27.7	10.0	7.5-21.1
2006	9.0	8.2-10.0	16.6	8.2-32.6	45.2	36.1-55.5	11.8	4.2-20.2
2005	11.3	6.4-13.0	8.5	0.9-28.6	34.8	24.0-52.2	11.2	7.7-13.6
2004 and earlier	10.6	0.5-16.5	10.6	0.0-31.0	35.7	19.3-85.5	9.7	4.1-60.8
Total Prime	10.0	0.5-16.5	17.6	0.0-57.1	38.7	19.3-85.5	13.3	4.1-60.8
Alt-A, option ARM
2007	3.0	1.1-4.6	80.6	70.6-92.1	54.6	47.6-64.5	38.3	32.3-46.8
2006	2.1	1.8-2.5	85.0	77.9-91.0	55.3	45.0-64.1	34.7	30.1-38.6
2005	4.0	2.9-5.9	64.2	39.2-75.9	44.7	38.0-52.2	22.5	11.1-34.5
Total Alt-A, option ARM	3.1	1.1-5.9	78.4	39.2-92.1	53.1	38.0-64.5	35.3	11.1-46.8
Alt-A, other
2007	6.7	3.6-9.1	54.7	31.6-81.3	48.8	33.9-58.3	18.0	5.0-50.4
2006	6.5	3.0-7.9	52.5	31.7-78.6	51.5	45.6-58.5	18.3	4.3-34.7
2005	7.8	3.3-11.4	35.6	16.2-67.0	47.4	33.4-62.8	13.6	3.5-83.9
2004 and earlier	9.3	3.2-16.3	20.7	0.0-46.8	36.4	16.8-87.3	16.1	8.3-74.3
Total Alt-A, other	7.6	3.0-16.3	40.9	0.0-81.3	46.8	16.8-87.3	15.8	3.5-83.9
Total	7.5	0.5-16.5	41.2	0.0-92.1	46.1	16.8-87.3	17.8	3.5-83.9
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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at September 30, 2011, and December 31, 2010.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	September 30, 2011			December 31, 2010
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$1,123	$2,400	$3,523	$1,689	$2,701	$4,390
Alt-A, option ARM	—	1,932	1,932	—	2,074	2,074
Alt-A, other	5,051	4,664	9,715	5,643	4,966	10,609
Total	$6,174	$8,996	$15,170	$7,332	$9,741	$17,073

The following table presents credit ratings as of October 31, 2011, on PLRMBS in a loss position at September 30, 2011.

PLRMBS in a Loss Position at September 30, 2011, and Credit Ratings as of October 31, 2011

(Dollars in millions)
	September 30, 2011						October 31, 2011
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,298	$3,173	$3,036	$369	13.34%	5.57%	0.65%	42.61%	56.74%	—%
Alt-A, option ARM	1,863	1,496	1,056	458	42.69	—	—	—	100.00	—
Alt-A, other	9,472	8,714	7,516	1,425	22.64	0.34	0.34	10.75	88.91	—
Total	$14,633	$13,383	$11,608	$2,252	23.10%	1.47%	0.37%	16.56%	83.07%	—%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Prime
2008	83.30%	85.62%	85.55%	86.57%	87.24%
2007	71.65	73.30	72.06	71.04	69.65
2006	94.40	96.05	95.43	93.76	94.77
2005	87.07	89.53	86.55	86.30	87.13
2004 and earlier	89.90	92.55	93.29	93.16	93.26
Weighted average of all Prime	85.81	88.26	88.31	88.15	88.51
Alt-A, option ARM
2007	58.86	61.19	61.93	55.88	55.74
2006	55.38	58.85	61.09	60.39	56.44
2005	36.80	39.83	41.36	41.84	40.65
Weighted average of all Alt-A, option ARM	54.83	57.43	58.71	56.49	53.55
Alt-A, other
2008	81.21	83.69	80.69	79.91	79.47
2007	75.62	76.84	76.88	76.39	74.15
2006	72.49	73.92	75.77	75.45	75.90
2005	76.36	79.36	80.16	77.36	76.94
2004 and earlier	87.28	89.51	90.92	90.01	89.28
Weighted average of all Alt-A, other	77.32	79.55	80.28	78.69	77.86
Weighted average of all PLRMBS	76.43%	78.82%	79.58%	78.42%	77.86%

The following tables summarize rating agency downgrade actions on investments that occurred from October 1, 2011, to October 31, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from October 1, 2011, to October 31, 2011 Dollar Amounts as of September 30, 2011

	To AA		To A		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AAA	$63	$59	$100	$93	$—	$—	$163	$152
Downgrade from BBB	—	—	—	—	32	30	32	30
Downgrade from BB	—	—	—	—	169	167	169	167
Downgrade from B	—	—	—	—	108	108	108	108
Downgrade from CCC	—	—	—	—	67	67	67	67
Total	$63	$59	$100	$93	$376	$372	$539	$524

Investments Downgraded to Below Investment Grade from October 1, 2011, to October 31, 2011 Dollar Amounts as of September 30, 2011

	To BB		To B		To CCC		To CC		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from BBB	$—	$—	$32	$30	$—	$—	$—	$—	$32	$30
Downgrade from BB	—	—	169	167	—	—	—	—	169	167
Downgrade from B	—	—	—	—	108	108	—	—	108	108
Downgrade from CCC	—	—	—	—	—	—	67	67	67	67
Total	$—	$—	$201	$197	$108	$108	$67	$67	$376	$372

The PLRMBS that were downgraded from October 1, 2011, to October 31, 2011, were included in the Bank's OTTI analysis performed as of September 30, 2011, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of September 30, 2011, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of September 30, 2011, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of October 31, 2011. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of October 31, 2011 Dollar Amounts as of September 30, 2011

	AA
(In millions)	Carrying Value	Fair Value
Housing finance agency bonds	$20	$17

The housing finance agency bonds that were placed on negative watch as of October 31, 2011, were included in the Bank's OTTI analysis performed as of September 30, 2011, but these bonds were determined not to be other-than-temporarily impaired and no OTTI charges were required.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of September 30, 2011. Additional future OTTI credit charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Counterparties

(In millions)
September 30, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$62,488	$202	$194	$8
A	87,593	143	134	9
BBB	877	—	—	—
Subtotal	150,958	345	328	17
Member institutions(2)	425	2	2	—
Total derivatives	$151,383	$347	$330	$17

December 31, 2010
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$73,372	$276	$268	$8
A(3)	116,558	441	429	12
Subtotal	189,930	717	697	20
Member institutions(2)	480	1	1	—
Total derivatives	$190,410	$718	$698	$20

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

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

At September 30, 2011, the Bank had a total of $151.4 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$151.0 billion represented notional amounts of derivatives contracts outstanding with 16 derivatives dealer counterparties. Seven of these counterparties made up 84% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 7% to 20% of the total. The remaining counterparties each represented less than 5% of the total. Five of these counterparties, with $61.1 billion of derivatives outstanding at September 30, 2011, were affiliates of members.

•
$425 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of exactly offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivatives contracts at September 30, 2011, was $347 million, which consisted of:

•
$345 million of credit exposure net of cash collateral on open derivatives contracts with eight derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $17 million.

•
$2 million of credit exposure net of cash collateral on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

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

There have been no significant changes in the judgments and assumptions made during the first nine months of 2011 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2010 Form 10-K and in “Item 1. Financial Statements – Note 15 – Fair Values.”

Recently Issued Accounting Guidance and Interpretations

See “Item 1. Financial Statements – Note 2 – Recently Issued and Adopted Accounting Guidance” for a discussion of recently issued accounting standards and interpretations.

Recent Developments

Dodd-Frank Act's Impact on the Bank's Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those used by the Bank to hedge its interest rate risk and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities.
Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process it will use to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement the requirement in three phases. Under the proposed rule, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of the requirements). Based on CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the third quarter of 2012, at the earliest.
Margin Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with the Bank's swap counterparties.
The CFTC has issued a proposed rule requiring that margin posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer margin would not have to be legally segregated but could instead be commingled with all margin posted by other customers of the Bank's clearing member. Such commingling would put the Bank's posted margin at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places the Bank's posted margin at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely affected.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing its interest rate risk; however, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with its members.
It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between the Bank and its member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advance products and intermediated swaps to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional proposed swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of its advance activities, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, such activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margins and variation margins to its swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margins and variation margins from its swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making such trades more costly.
The CFTC has proposed a rule setting forth an implementation schedule for complying with the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the third quarter of 2012, at the earliest.
Temporary Exemption from Certain Provisions. While certain self-executing provisions (not requiring rulemaking) of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions are due to expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) December 31, 2011. The CFTC has recently proposed an amendment to this order that would, if finalized, extend the exemptions contained in the existing order until the earlier of: (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.
Together with the other FHLBanks, the Bank is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could affect the FHLBanks. The Bank is also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new derivatives requirements.

Final Conservatorship and Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with their FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims applies only to members' claims in regard to their FHLBank stock and does not apply to claims arising from members' other FHLBank transactions;

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

Proposed Rule on the Financial Stability Oversight Council's (Oversight Council's) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating non-bank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinds the prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a non-bank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. non-bank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the FHLBanks' case, consolidated obligations) issued. As of September 30, 2011, the Bank had $128.3 billion in total assets and $116.5 billion in its share of total outstanding consolidated obligations. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely affected by additional costs and restrictions on business activities resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.
Housing Finance and GSE Reform. Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. The FHLBanks could be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects on the FHLBanks of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks cannot be determined at this time and will depend on the legislation, if any, that is finally enacted.
Federal Reserve's Measures Intended to Lower Interest Rates. The Federal Reserve has taken several measures intended to spur business activity by keeping short-term interest rates low and putting downward pressure on long-term interest rates. The Federal Reserve has announced that it expects to maintain short-term interest rates near zero until mid-2013. It also plans to implement “Operation Twist,” a program designed to drive down longer-term interest rates, by purchasing longer-dated assets and selling shorter-dated assets. These measures could adversely affect the Bank in various ways. For example, they could reduce market yields on investments or result in faster prepayments on Bank investments, creating reinvestment risk. The Bank's investment income, financial condition, and results of operations could be adversely affected to the extent that the foregoing risks or similar risks are realized. However, the Bank could also experience increased demand for advances if these measures cause an increase in business activity that results in increased loan demand for Bank members that choose to fund the increased loan activity with advances. Increased demand for advances would tend to increase net interest income and offset the potential adverse impact on investment income. Accordingly, the potential impact on the Bank of the Federal Reserve's measures to lower interest rates cannot be determined at this time.

Home Affordable Refinance Program Changes. The Federal Housing Finance Agency, with Fannie Mae and Freddie Mac (Enterprises), have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgages. This program will continue to be available to borrowers with loans sold to the Enterprises on or before May 31, 2009, with current loan-to-value (LTV) ratios above 80 percent. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent LTV ceiling for fixed rate mortgages backed by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for HARP until December 31, 2013, for loans originally sold to the Enterprises on or before May 31, 2009.

If the program results in a significant number of prepayments on mortgage loans underlying the Bank's investments in agency MBS, the investments may be paid off in advance of the Bank's expectations, subjecting the Bank to associated reinvestment risk. Accordingly, the Bank's investment income and, in turn, the Bank's financial condition and results of operations, could be adversely affected as a result of the program.
Annual Designation of Member Director and Independent Director Positions. On June 6, 2011, the Finance Agency re-designated one of the Bank's eight member director positions from Nevada to California, effective January 1, 2012. This will result in five member director positions for California, two for Nevada, and one for Arizona for 2012. The member director position re-designated from Nevada to California and one of the remaining Nevada member director positions are both currently open, and both have a current term ending December 31, 2011. These two seats will be filled through an election of the members located in California and Nevada, respectively, to be held in the fourth quarter of 2011. Each seat will have a four-year term that begins January 1, 2012. In addition, the Finance Agency designated six independent director positions for the Bank for 2012, the same as for 2011. The election for one of the independent director positions will be held in the fourth quarter of 2011, for a four-year term beginning January 1, 2012.
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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $696.6 billion at September 30, 2011, and $796.4 billion at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $115.1 billion at September 30, 2011, and $139.1 billion at December 31, 2010. At September 30, 2011, the Bank had committed to the issuance of $175 million in consolidated obligation bonds, none of which were hedged with associated interest rate swaps. At December 31, 2010, the Bank had committed to the issuance of $205 million in consolidated obligation bonds, of which $95 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2010 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At September 30, 2011, the Bank had $2 million in advance commitments and $5.3 billion in standby letters of credit outstanding. At December 31, 2010, the Bank had $304 million in advance commitments and $6.0 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was immaterial to the balance sheet at September 30, 2011, and December 31, 2010. The estimated fair value of the letters of credit was $5 million and $26 million at September 30, 2011, and at December 31, 2010, respectively.

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

The Bank's Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. See “Total Bank Market Risk” below for a discussion of the modification.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's Enterprise Risk Committee (ERC) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank's policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ERC, the asset-liability management committee (ALCO), or the Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity

The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank's exposure to changes in interest rates. As presented below, the Bank continues to measure, monitor, and report on market value of capital sensitivity and does not have a policy limit for this measure.

Since 2008, the Bank has used net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of mortgage-backed securities (MBS) and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limit as of September 30, 2011.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2011	December 31, 2010
+200 basis-point change above current rates	-1.1%	–3.7%
+100 basis-point change above current rates	0.0	–2.0
–100 basis-point change below current rates(2)	+2.2	+2.4
–200 basis-point change below current rates(2)	+5.4	+5.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of September 30, 2011, were 11 basis points higher for terms of 1 year, 92 basis points lower for terms of 5 years, and 127 basis points lower for terms of 10 years.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2011, show similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2011	December 31, 2010
+200 basis-point change above current rates	-1.9%	–2.8%
+100 basis-point change above current rates	-0.5	–1.2
–100 basis-point change below current rates(2)	+1.2	+0.4
–200 basis-point change below current rates(2)	+1.7	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend for that quarter would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) (subject to certain conditions), and any excess capital stock repurchases during the subsequent quarter would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend for that quarter and any excess capital stock repurchases during the subsequent quarter would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases during the subsequent quarter would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would pay no dividend for that quarter, repurchase no excess capital stock during the subsequent quarter (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the Federal Home Loan Bank Act and applicable requirements under the regulations governing the operations of the Federal Home Loan Banks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 98.4% as of September 30, 2011.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, the change in interest rates was limited so that interest rates did not go below zero. With the indicated interest rate shifts, the potential dividend yield for the projected 12-month horizon would be expected to decrease by 18 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank's duration gap was less than one month at September 30, 2011, and one month at December 31, 2010.

Total Bank Duration Gap Analysis

	September 30, 2011		December 31, 2010
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$128,308	6	$152,423	6
Liabilities	123,451	6	145,475	5
Net	$4,857	—	$6,948	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of September 30, 2011, was substantially similar to the duration gap as of December 31, 2010. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

Segment Market Risk

The financial performance and interest rate risks of each business segment are managed within prescribed guidelines and policy limits.

Advances-Related Business

Interest rate risk arises from the advances-related business primarily through the use of member-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and certain advances with embedded options are hedged contemporaneously with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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

Since 2008, the Bank has used net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank's exposure to interest rates and to establish a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of September 30, 2011, and December 31, 2010.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	September 30, 2011	December 31, 2010
+200 basis-point change	+0.8%	–1.9%
+100 basis-point change	+0.9	–1.2
–100 basis-point change(2)	+0.3	+1.7
–200 basis-point change(2)	+2.9	+4.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of September 30, 2011, show substantially similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of September 30, 2011, were 11 basis points higher for terms of 1 year, 92 basis points lower for terms of 5 years, and 127 basis points lower for terms of 10 years.

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
The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of September 30, 2011, show similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	September 30, 2011	December 31, 2010
+200 basis-point change above current rates	-0.3%	–1.4%
+100 basis-point change above current rates	+0.2	–0.6
–100 basis-point change below current rates(2)	-0.3	–0.1
–200 basis-point change below current rates(2)	-0.4	–0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank's president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the three months ended September 30, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

On April 15, 2011, the defendants in each of the Bank's two principal complaints filed demurrers (also referred to as motions to dismiss in other jurisdictions) with the San Francisco Superior Court. At hearings in July and September, the Court overruled the defendants' demurrers, allowing the Bank to continue pursuing its state law claims against the defendants. The litigation is now in the discovery phase. In connection with the demurrer proceedings, the Bank voluntarily requested the dismissal of its federal securities law claims.

On October 18, 2011, the Bank filed an amended complaint against Bank of America Corporation in the declaratory relief action to clarify that the Bank is seeking a determination that Bank of America Corporation or its subsidiaries are successors to the liabilities of all Countrywide entities that are defendants in the Bank's two principal complaints. The amended complaint also alleges a claim for control person liability against Countrywide Financial Corporation under the California Corporate Securities Act.

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

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Computation of Ratio of Earnings to Fixed Charges – Three and Nine Months Ended September 30, 2011

101.1
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2011, and December 31, 2010; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Statements of Capital Accounts for the Nine Months Ended September 30, 2011 and 2010; (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406 of Regulation S-T, the interactive data files contained in Exhibit 101.1 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and otherwise not subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2011.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)