Form 10-K
period 2011-12-31
Federal Home Loan Bank of San Francisco
filed 2012-03-14
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-K
____________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by shareholders of the registrant was approximately $11,190 million. At February 29, 2012, the total shares of stock outstanding, including mandatorily redeemable capital stock, totaled 103,911,401.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Federal Home Loan Bank of San Francisco
2011 Annual Report on Form 10-K

PART I.

ITEM 1.	BUSINESS

At the Federal Home Loan Bank of San Francisco (Bank), our purpose is to enhance the availability of credit for residential mortgages and economic development by providing a readily available, competitively priced source of funds for housing and community lenders. We are a wholesale bank—we link our customers to the global capital markets and seek to manage our own liquidity so that funds are available when our customers need them. By providing needed liquidity and financial risk management tools, our credit programs enhance competition in the mortgage market and benefit homebuyers and communities.

We are one of 12 regional Federal Home Loan Banks (FHLBanks) that serve the United States as part of the Federal Home Loan Bank System. Each FHLBank is a separate entity with its own board of directors, management, and employees. The FHLBanks operate under federal charters and are government-sponsored enterprises (GSEs). The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), an independent federal agency.

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

Our members may include federally insured and regulated financial depositories and regulated insurance companies that are engaged in residential housing finance, and community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department. Financial depositories include commercial banks, credit unions, industrial loan companies, and savings institutions. CDFIs include community development loan funds, community development venture capital funds, and privately insured, state-chartered credit unions. All members have a principal place of business located in Arizona, California, or Nevada, the three states that make up the Eleventh District of the FHLBank System, and some members, including our largest members, also operate in other parts of the country. Our members range in size from less than $10 million to over $80 billion in assets.

Our primary business is providing competitively priced, collateralized loans, known as advances, to our members and certain qualifying nonmembers (housing associates, which may be state or local housing agencies and tribal housing authorities). Advances may be fixed or adjustable rate, with terms ranging from one day to 30 years. We accept a wide range of collateral types, some of which cannot be readily pledged elsewhere or readily securitized. Members use their access to advances to support their mortgage loan portfolios, lower their funding costs, facilitate asset-liability management, reduce on-balance sheet liquidity, offer a wider range of mortgage products to their customers, and improve profitability.

At December 31, 2011, we had 375 members and one housing associate eligible to borrow from us. In addition, we had 53 nonmember institutions that owned capital stock but were not eligible to borrow new advances, including 10 nonmember institutions with advances outstanding. Nonmember institutions may be former members or may have acquired the advances and capital stock of a former member. Capital stock held by nonmember shareholders is classified as mandatorily redeemable capital stock. Nonmember shareholders with advances outstanding are required to meet all of the Bank's credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

As of December 31, 2011, we had advances and capital stock, including mandatorily redeemable capital stock, outstanding to the following types of institutions:

		Advances		Capital Stock
(Dollars in millions)	Total Number of Institutions	Number of Institutions	Par Amount of Advances Outstanding	Number of Institutions	Capital Stock Outstanding
Commercial banks	241	123	$37,669	241	$3,688
Savings institutions	18	11	5,402	18	540
Credit unions	103	41	2,957	103	488
Industrial loan companies	7	7	780	7	42
Insurance companies	4	—	—	4	36
Community development financial institutions	2	2	21	2	1
Total member institutions	375	184	46,829	375	4,795
Housing associates eligible to borrow	1	—	—	—	—
Other nonmember institutions	53	10	20,607	53	5,578
Total	429	194	$67,436	428	$10,373

To fund their operations, the FHLBanks issue debt in the form of consolidated obligation bonds and discount notes (jointly referred to as consolidated obligations) through the FHLBanks' Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks. Because the FHLBanks' consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a negative outlook by Standard & Poor's Rating Services (Standard & Poor's) and because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.

Members also benefit from our affordable housing and economic development programs, which provide grants and below-market-rate loans that support members' involvement in creating affordable housing and revitalizing communities.

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

As a cooperatively owned wholesale bank, we require our members to purchase capital stock to support their activities with the Bank. We leverage this capital by using our GSE status to borrow funds in the capital markets at rates that are generally at a small to moderate spread above U.S. Treasury security yields. We lend these funds to our members at rates that are competitive with the cost of most wholesale borrowing alternatives available to our largest members.

We also invest in residential mortgage-backed securities (MBS) up to the current Bank policy limit of three times capital. These MBS include private-label residential MBS (PLRMBS) that were AAA-rated at the time of purchase or agency-issued MBS that are guaranteed through the direct obligation of or are supported by the U.S. government. We also have a portfolio of residential mortgage loans purchased from members. While the mortgage assets we hold are intended to increase our earnings, they also modestly increase our interest rate risk. In addition, as a result of the distressed housing and mortgage markets, the PLRMBS we hold have significantly increased our credit risk exposure. These mortgage assets have historically provided us with the financial flexibility to continue providing cost-effective credit and liquidity to our members and have also enhanced our earnings. As a result of the other-than-temporary impairment (OTTI) charges on certain PLRMBS during 2009, 2010, and 2011, these mortgage assets have had a negative impact on our ability to pay dividends and repurchase excess capital stock.

Additional information about our investments and the OTTI charges associated with our PLRMBS is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The Bank's business model, approved by our Board of Directors, is intended to balance the trade-off between the price we charge for credit and the dividend yield on Bank stock. We seek to keep advances prices low, and we assess the effectiveness of our low-cost credit policy by comparing our members' total borrowings from the Bank to their use of other wholesale credit sources. We also strive to pay a market-rate return on our members' investment in the Bank's capital, and we assess the effectiveness of our market-rate return objective by comparing our potential dividend rate to a benchmark calculated as the combined average of: (i) the daily average of the overnight Federal funds effective rate and (ii) the four-year moving average of the U.S. Treasury note yield (calculated as the average of the three-year and five-year U.S. Treasury note yields). The benchmark is consistent with our interest rate risk and capital management goals. In particular, investing a portion of our capital in short-term investments is intended to support our ability to repurchase excess capital stock, while investing in intermediate-term fixed rate investments is intended to contribute to higher and more stable earnings. Throughout 2011, in response to the possibility of future OTTI charges on our PLRMBS portfolio, we focused on preserving capital by limiting repurchases of excess capital stock and by building retained earnings while paying nominal dividends. We continued to use the dividend rate benchmark to measure our financial results based on the earnings that would have been available for dividends, but that were primarily used to build retained earnings instead.

Our financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. Our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have generally been able to achieve our mission by meeting member credit needs and, until 2009, paying market-rate dividends, despite significant fluctuations in total assets, liabilities, and capital over the years. Because of a decision to preserve capital in view of the possibility of future OTTI charges on our PLRMBS portfolio, in 2011 and 2010 we paid nominal dividends rather than market-rate dividends and did not fully repurchase excess capital stock created primarily by declining advance balances. We opted to maintain our strong regulatory capital position, while paying nominal dividends (including dividends on mandatorily redeemable capital stock) totaling $34 million and $45 million in 2011 and 2010, respectively, repurchasing $1.8 billion and $1.4 billion in excess capital stock in 2011 and 2010, respectively, and redeeming $57 million and $3 million in mandatorily redeemable capital stock during 2011 and 2010, respectively. Total excess capital stock was $6.2 billion and $6.7 billion as of December 31, 2011 and 2010, respectively.

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

For each customized advance, we typically execute an equal and offsetting derivative with an authorized counterparty to enable us to offset the customized features embedded in the advance. As of December 31, 2011, customized advances represented 12% of total advances outstanding.

We manage the credit risk associated with lending to members by monitoring the creditworthiness of the members and the quality and value of the assets they pledge as collateral. We also have procedures to assess the mortgage loan underwriting and documentation standards of members that pledge mortgage loan collateral. In addition, we have collateral policies and restricted lending procedures in place to help manage our exposure to members that experience difficulty in meeting their regulatory capital requirements or other standards of creditworthiness. These credit and collateral policies balance our dual goals of meeting members' needs as a reliable source of liquidity and mitigating credit risk by allowing us to adjust credit and collateral terms in response to deterioration or improvement in member creditworthiness and collateral quality.

All advances must be fully collateralized. To secure advances, members may pledge one- to four-family first lien residential mortgage loans, multifamily mortgage loans, MBS, U.S. government and agency securities, deposits in the Bank, and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans. We may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that we may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually.

Pursuant to our lending agreements with our members, we limit the amount we will lend to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of our collateral field review of the member's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the data reporting frequency (monthly or quarterly), the member's financial strength and condition, and the concentration of collateral type. Under the terms of our lending agreements, the aggregate borrowing capacity of a member's pledged eligible collateral must meet or exceed the total amount of the member's outstanding advances, other extensions of credit, and certain other member obligations and liabilities. We monitor each member's aggregate borrowing capacity and collateral requirements on a daily basis, by comparing the member's borrowing capacity to its obligations to us.

We collect collateral data from most members on a monthly or quarterly basis, or more frequently if needed, and assign borrowing capacities to the collateral pledged by the member. Borrowing capacity is determined based on the value assigned to the collateral and a liquidation risk margin that reflects the costs and risks of liquidation. Securities pledged as collateral typically have higher borrowing capacities than loan collateral because securities tend to have readily available market values, cost less to liquidate, and are delivered to the Bank when they are pledged. In general, the borrowing capacities of securities range from 50% to 99% of market value, depending on the type of collateral. For loan collateral, the liquidation risk margin varies based on the collateral type, the pledging method, and the member's credit profile, increasing as a member's creditworthiness deteriorates and decreasing as a member's creditworthiness improves. In addition, the liquidation risk margin may be adjusted to address member-specific collateral risks. The maximum borrowing capacities for loan collateral generally range from 56% to 90% of the market value or, in the case of small business, agribusiness, and farm loans, from 15% to 50% of the unpaid principal balance.

We assign a value to loan collateral using one of two methods. For mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses third-party pricing vendors to price all the loans on a quarterly basis. For mortgage loans pledged under a blanket lien with summary reporting, the Bank establishes a “standard market value” for each collateral type based on quarterly pricing results.

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

Throughout 2011, we regularly reviewed and adjusted our lending parameters in light of changing market conditions, both negative and positive, and periodically adjusted the maximum borrowing capacity of certain collateral types. When necessary, we required additional collateral to fully secure advances.

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

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, we may allow the advances to remain outstanding, at our discretion. The nonmember borrower is required to meet all of the Bank's credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

As of December 31, 2011, we had $68.2 billion of advances outstanding, including $20.6 billion to nonmember borrowers. For members and nonmembers with credit outstanding, the total borrowing capacity of pledged collateral as of that date was $174.3 billion, including $30.8 billion pledged to secure advances outstanding to nonmember borrowers. For the year ended December 31, 2011, we had average advances of $84.0 billion and average collateral pledged with an estimated borrowing capacity of $185.9 billion.

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

When a borrower prepays an advance prior to its original maturity, we may charge the borrower a prepayment fee, depending on certain circumstances, such as movements in interest rates, at the time the advance is prepaid. For an advance with partial prepayment symmetry, we may charge the borrower a prepayment fee or pay the member a prepayment credit, depending on certain circumstances at the time the advance is prepaid. Our prepayment fee policy is designed to recover at least the net economic costs, if any, associated with the reinvestment of the advance prepayment proceeds or the cost to terminate the funding associated with the prepaid advance, which enables us to be financially indifferent to the prepayment of the advance. In 2011, 2010, and 2009, the prepayment fees/(credits) realized in connection with prepaid advances, including advances with partial prepayment symmetry, were $17 million, $53 million, and $34 million, respectively.

At December 31, 2011, we had a concentration of advances totaling $48.1 billion outstanding to our top five borrowers and their affiliates, representing 71% of total advances outstanding. Advances held by these institutions generated approximately $483 million, or 49%, of advances interest income excluding the impact of interest rate exchange agreements in 2011. Because of this concentration in advances, we conduct more frequent credit and collateral reviews for these institutions. We also analyze the implications to our financial management and profitability if we were to lose the advances business of one or more of these institutions or if the advances outstanding to one or more of these institutions were not replaced when repaid. For further information on advances concentration, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

Because of the funding alternatives available to our largest borrowers, we employ a market pricing practice for member credit to determine advances prices that reflect the cost of alternative market choices available to our largest members each day. We offer the same advances prices to all members each day, which means that all members benefit from this pricing strategy. In addition, if further price concessions are negotiated with any member to reflect market conditions on a given day, those price concessions are also made available to all members for the same product with the same terms on the same day.

Standby Letters of Credit. We provide members with standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit issued by the Bank to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management goals, to secure certain state and local agency deposits, and to provide credit support to certain tax-exempt bonds. Our underwriting and collateral requirements for standby letters of credit are generally the same as our underwriting and collateral requirements for advances, but may differ in cases where member creditworthiness is impaired. As of December 31, 2011, we had $5.3 billion in standby letters of credit outstanding.

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

We invest in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper. We may also invest in short-term secured transactions, such as U.S. Treasury or agency securities resale agreements. When we execute non-MBS investments with members, we may give consideration to their secured credit availability and our advances price levels. Our investments also include bonds issued by the Federal Farm Credit Banks and corporate debentures issued under the Temporary Liquidity Guarantee Program, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. In addition, we may invest in housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds we hold are issued by the California Housing Finance Agency and insured by either Ambac Assurance Corporation, MBIA Insurance Corporation, or Assured Guaranty Municipal Corporation

(formerly Financial Security Assurance Incorporated).

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

Affordable Housing Program. Through our Affordable Housing Program (AHP), we provide subsidies to assist in the purchase, construction, or rehabilitation of housing for households earning up to 80% of the median income for the area in which they live. Each year, we set aside 10% of the current year's income for the AHP, to be awarded in the following year. Since 1990, we have awarded $711 million in AHP subsidies to support the purchase, development, or rehabilitation of approximately 103,000 affordable homes.

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

Funding Sources

We obtain most of our funds from the sale of the FHLBanks' debt instruments (consolidated obligations), which consist of consolidated obligation bonds and discount notes. The consolidated obligations are issued through the Office of Finance using authorized securities dealers and are backed only by the financial resources of all 12 FHLBanks. As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. For more information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.” We have never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2011, and through the date of this report, we do not believe that it is probable that we will be asked to do so.

The Bank's status as a GSE is critical to maintaining its access to the capital markets. Although consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are not guaranteed by the U.S. government, the capital markets have traditionally treated the FHLBanks' consolidated obligations as comparable to federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. As of December 31, 2011, Standard & Poor's rated the FHLBanks' consolidated obligations AA+/A-1+ with a negative outlook, and Moody's rated them Aaa/P-1 with a negative outlook. As of December 31, 2011, Standard & Poor's assigned each of the FHLBanks a long-term credit rating of AA+ with a negative outlook, and Moody's assigned each of the FHLBanks a long-term credit rating of Aaa with a negative outlook. On November 28, 2011, Fitch Ratings (Fitch) affirmed the AAA long-term credit rating of the Federal Home Loan Banks of Atlanta, Boston, San Francisco, and Seattle and revised its rating outlook for each of the four FHLBanks to negative. Fitch does not issue credit ratings for the other eight FHLBanks. This action followed Fitch's affirmation of the U.S. government's AAA rating and revision of its rating outlook to negative. Changes in the long-term credit ratings of individual FHLBanks do not necessarily affect the credit rating of the consolidated obligations issued on behalf of the FHLBanks. Rating agencies may change a rating from time to time because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other factors, the general outlook for a particular industry or the economy.

Regulations govern the issuance of debt on behalf of the FHLBanks and related activities. All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the FHLBank Act and applicable regulations. Pursuant to these regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to redirect, limit, or prohibit the FHLBanks' requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if it determines that its action is consistent with: (i) the regulatory requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time, consistent with prudent risk management practices, prudent debt parameters, short- and long-term market conditions, and the FHLBanks' status as GSEs; (ii) maintaining reliable access to the short-term and long-term capital markets; and (iii) positioning the issuance of debt to take advantage of current and future capital market opportunities. The Office of Finance's authority to redirect, limit, or prohibit the Bank's requests for issuance of consolidated obligations has never adversely affected the Bank's ability to finance its operations. The Office of Finance also services all outstanding FHLBank debt, serves as a source of information for the FHLBanks on capital market developments, and prepares the FHLBanks' combined quarterly and annual financial statements. In addition, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, two corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

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

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, we are the sole primary obligor on the consolidated obligation bond. When we and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBanks; in those cases, we are the primary obligor for a pro rata portion of the bond, including all customized features and terms, based on the proceeds received.

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

Segment Information

We use an analysis of the Bank's financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expenses associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charge on our PLRMBS, other expenses, and assessments, is not included in the segment reporting analysis, but is incorporated into the Bank's overall assessment of financial performance.

The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with our role as a liquidity provider, and capital stock. Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on all assets associated with the business activity in this segment and the cost of funding those activities, including the cash flows from associated interest rate exchange agreements.

The mortgage-related business consists of MBS investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, the consolidated obligations specifically identified as funding those assets, and the related hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements, less the provision for credit losses on mortgage loans.

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

We primarily use derivatives to manage our exposure to changes in interest rates. The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits that are consistent with the financial strategies approved by the Board of Directors. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated derivatives, are conservatively matched with respect to the expected maturities or repricings of the assets and the liabilities. We may also use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances and consolidated obligations) to achieve risk management objectives.

We measure the Bank's market risk on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of our various market risk measures, including duration gap (the difference between the expected weighted average maturities of our assets and liabilities, net of the related derivatives), which was two months at December 31, 2011. This low interest rate risk profile reflects our conservative asset-liability mix, which is supported by integrated use of derivatives in our daily financial management.

Additional information about our interest rate exchange agreements is provided in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Total Bank Market Risk – Interest Rate Exchange Agreements” and in “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities.”

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

Under the FHLBank Act and regulations governing the operations of the FHLBanks, affiliated institutions in different FHLBank districts may be members of different FHLBanks. The five institutions with the greatest amounts of advances outstanding from the Bank as of December 31, 2011, have had and continue to have affiliated institutions that are members of other FHLBanks, and these institutions may have access, through their affiliates, to funding from those other FHLBanks. For further information about these institutions, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Concentration Risk – Advances.”

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

By letter dated December 22, 2011, the Acting Director of the Finance Agency notified the Bank that, based on September 30, 2011, financial information, the Bank met the definition of adequately capitalized under the Finance Agency's Capital Classification and Prompt Corrective Action rule.

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

The U.S. Treasury, or a permitted designee, is authorized under the combined provisions of the Government Corporations Control Act and the FHLBank Act to prescribe: the form, denomination, maturity, interest rate, and conditions to which FHLBank debt will be subject; the way and time FHLBank debt is issued; and the price for which FHLBank debt will be sold. The U.S. Treasury may purchase FHLBank debt up to an aggregate principal amount of $4.0 billion pursuant to the standards and terms of the FHLBank Act.

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

Employees

We had 274 employees at December 31, 2011. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be satisfactory.

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

Our business and results of operations are sensitive to conditions in the housing and mortgage markets, as well as general business and economic conditions. Adverse conditions and trends, including ongoing weakness in the U.S. economy, declining real estate values, illiquid mortgage markets, and fluctuations in both debt and equity capital markets, have adversely affected the business of many of our members and our business and results of operations. In addition, economic uncertainty related to the sovereign debt crisis in Europe may adversely affect the global financial markets and has affected the level of business the Bank transacts with European counterparties. If these conditions in the housing and mortgage markets and general business and economic conditions remain adverse or deteriorate further, our business and results of operations could be further adversely affected. For example, prolonged economic weakness could result in further deterioration in many of our members' credit characteristics, which could cause them to become delinquent or to default on their advances. In addition, further weakening of real estate prices and adverse performance trends in the residential and commercial mortgage lending sector could further reduce the value of collateral securing member credit obligations to the Bank and could result in higher than anticipated actual and projected deterioration in the credit performance of the collateral supporting the Bank's private-label residential mortgage-backed securities (PLRMBS) investments. These conditions could increase the risk that a member may not be able to meet additional collateral requirements, increasing the risk of default by the member, or increase the risk of additional other-than-temporary impairment (OTTI) charges on the Bank's PLRMBS investments.

Adverse economic conditions may contribute to further deterioration in the credit quality of our mortgage portfolio and could continue to have an adverse impact on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During 2010 and continuing in 2011, the U.S. housing market experienced significant adverse trends, including significant price depreciation in some markets and high mortgage loan delinquency and default rates. These conditions contributed to high delinquency rates on the mortgage loans underlying our PLRMBS portfolio. Credit-related OTTI charges on certain of our PLRMBS adversely affected our earnings in 2011. If deterioration in housing markets and housing prices is greater than our current expectations, there may be further OTTI charges and further adverse effects on our financial condition, results of operations, ability to pay dividends, and ability to redeem or repurchase capital stock. Furthermore, economic deterioration, either in the U.S. as a whole or in specific regions of the country, could result in rising mortgage loan delinquencies and increased risk of credit losses, and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Loan servicing and modification programs or legal actions could adversely affect the value of our mortgage-backed securities (MBS).

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our MBS. In addition, legal actions relating to mortgage loan servicing and modifications, such as the recently announced settlement among the U.S. government, 49 state attorneys general, and the nation's five largest mortgage servicers, may adversely affect the value of our MBS.

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

During 2011, housing and mortgage markets continued to show weakness in terms of sales and financing activity. Slow job growth, high unemployment, and relatively low consumer confidence resulted in weak housing demand. Liquidity at some mortgage originators improved, as deposit inflows strengthened balance sheet liquidity. However, low yields on mortgages, ongoing aversion to risk, emphasis on the origination of government-sponsored enterprise (GSE) conforming products, and a focus on improving credit quality rather than expanding production resulted in a reduction in residential portfolio lending activity, which reduced the need for wholesale mortgage funding. Continuation of these trends could result in a further decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Prolonged interruptions or limitations in the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of the Bank's business model.

Our business model is based on the premise that we maintain a balance between our obligation to achieve our public policy mission—to promote housing, homeownership, and community development through our activities with members—and our objective to provide an adequate return on the private capital provided by our members. We achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay members a market-rate dividend. Our business model and financial strategies are designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs. Our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings. Our capital shrinks when we repurchase excess capital stock from members as their advances or balances of mortgage loans sold to the Bank decline below certain levels. As a result of these strategies, we have historically been able to achieve our mission by meeting member credit needs and paying market-rate dividends during stable market conditions, despite significant fluctuations in total assets, liabilities, and capital. During 2011, however, we paid nominal dividends rather than market-rate dividends and repurchased a limited amount of excess capital stock in order to preserve capital in view of the possibility of future OTTI charges. The risk of additional OTTI charges in future quarters and the need to continue to build retained earnings may limit our ability to pay dividends or to pay market-rate dividends and may limit our ability to repurchase excess capital stock. Any prolonged interruptions in the payment of dividends and the repurchase of excess capital stock may diminish the effectiveness of our business model and could adversely affect the value of membership from the perspective of a member.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations.

Federal Home Loan Bank (FHLBank) System consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's Investors Service (Moody's) and AA+/A-1+ with a negative outlook by Standard & Poor's Rating Services (Standard & Poor's). Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of our own financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBank System and the FHLBanks are generally constrained by the long-term sovereign credit rating of the United States, and any downgrade in that sovereign credit rating may result in a corresponding downgrade to the credit ratings of FHLBank System consolidated obligations. Any adverse rating change or negative report may adversely affect our cost of funds and the FHLBanks' ability to issue consolidated obligations on acceptable terms, which could also adversely affect our financial condition or results of operations or restrict our ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

We face the risk that one or more of our institutional counterparties may fail to fulfill contractual obligations to us. The primary exposures to institutional counterparty risk are with derivatives counterparties, mortgage servicers that service the loans we hold as collateral on advances, and third-party providers of supplemental or primary mortgage insurance for mortgage loans purchased under the Mortgage Partnership Finance® (MPF®) Program. A default by a counterparty could result in losses to the Bank if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We rely on derivatives transactions to reduce our interest rate risk and funding costs, and changes in our credit ratings or the credit ratings of our derivatives counterparties or changes in the legislation or the regulations affecting how derivatives are transacted may adversely affect our ability to enter into derivatives transactions on acceptable terms.

Our financial strategies are highly dependent on our ability to enter into derivatives transactions on acceptable terms to reduce our interest rate risk and funding costs. We currently have a long-term credit rating of Aaa with a negative outlook from Moody's and AA+ with a negative outlook from Standard & Poor's. All of our derivatives counterparties currently have investment grade long-term credit ratings from Moody's and Standard & Poor's. Rating agencies may from time to time change a rating or issue negative reports, or other factors may raise questions regarding the creditworthiness of a counterparty, which may adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest rate risk and funding costs effectively. Changes in legislation or regulations affecting how derivatives are transacted may also adversely affect our ability to enter into derivatives transactions with acceptable counterparties on satisfactory terms. Any of these changes could negatively affect our financial condition, results of operations, or ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Insufficient collateral protection could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that the participating institutions fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by borrowers and participating institutions and assign borrowing capacities to the collateral based on the risks associated with that type of collateral. If we have insufficient collateral before or after an event of payment default by the borrower, or we are unable to liquidate the collateral for the value we assigned to it in the event of a payment default by a borrower, we could experience a credit loss on advances, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Our efforts to make advances pricing attractive to our members may affect earnings.

A decision to lower advances prices to maintain or gain volume or increase the benefits to borrowing members could result in lower earnings, which could adversely affect the amount of, or our ability to pay, dividends on our capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates, and a loss or change of business activities with any of these institutions could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

We have a high concentration of advances and capital with five institutions and their affiliates. Two of the institutions (or their affiliates) are nonmembers that are not eligible to borrow new advances from the Bank or renew existing advances. All of the institutions may prepay or repay advances as they come due. Four of the institutions reduced their borrowings from the Bank during 2011, contributing to a large decline in the Bank's total assets. If no other advances are made to replace the prepaid and repaid advances of these large institutions, it would result in a further reduction of our total assets. The reduction in advances could result in a reduction of capital as the Bank repurchases the excess capital stock, at the Bank's discretion, or redeems the excess capital stock after the expiration of the relevant five-year redemption period. The reduction in assets and capital could reduce the Bank's net income.

The timing and magnitude of the impact of a reduction in the amount of advances to these institutions would depend on a number of factors, including:

•	the amount and period of time over which the advances are prepaid or repaid,

•	the amount and timing of any corresponding decreases in activity-based capital stock,

•	the profitability of the advances,

•	the size and profitability of our investments,

•	the extent to which consolidated obligations mature as the advances are prepaid or repaid, and

•	our ability to extinguish consolidated obligations or transfer them to other FHLBanks and the associated costs of extinguishing or transferring the consolidated obligations.

The prepayment or repayment of a large amount of advances could also affect our ability to pay dividends, the amount of any dividend we pay, or our ability to redeem or repurchase capital stock.

A material and prolonged decline in advances could adversely affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

During 2011, we continued to experience significant declines in advances. The continued decline in member advance demand reflected members' diminished lending activity, tighter underwriting standards, and efforts to preserve and build capital. Also, members that become nonmembers are not eligible to borrow new advances from the Bank or renew existing advances. Most members also had ample deposits and certain members had access to a number of other funding options. In addition, the financial condition of some members deteriorated in 2011. Although the Bank's business model is designed to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and our members' credit needs, if we experience a material decline in advances and the decline is prolonged, such a decline could affect our results of operations, financial condition, or ability to pay dividends or redeem or repurchase capital stock.

Deteriorating and volatile market conditions increase the risk that our financial models will produce unreliable results.

We use market-based information as inputs to our financial models, which we use to inform our operational decisions and to derive estimates for use in our financial reporting processes. The weakness and volatility in the housing and mortgage markets create additional risk regarding the reliability of our models, particularly since we are regularly adjusting our models in response to changes in economic conditions and expectations. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

We may be limited in our ability to pay dividends or to pay market-rate dividends.

In order to preserve capital in view of the possibility of future OTTI charges, the dividends we paid in 2010 and 2011 were nominal. The risk of additional OTTI charges in future quarters and the need to continue building retained earnings may lead us to continue to pay nominal dividends. We may pay dividends on our capital stock only from previously retained earnings or current net earnings, and our ability to pay dividends is subject to certain statutory and regulatory restrictions and is highly dependent on our ability to continue to generate net earnings. We may not be able to maintain our past or current level of net earnings, which could limit our ability to pay dividends or change the level of dividends that we may be willing or able to pay.

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

The FHLBanks are GSEs, organized under the authority of and governed by the FHLBank Act, and, as such, are also governed by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and other federal laws and regulations. Effective July 30, 2008, the Finance Agency, an independent agency in the executive branch of the federal government, became the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac. From time to time, Congress has amended the FHLBank Act and adopted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or policies of the Finance Agency could have a negative effect on our ability to conduct business or on our cost of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members.

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

Most of our members are highly regulated financial institutions, and the regulatory environment affecting members could change in a manner that would negatively affect their ability or motivation to acquire or own our capital stock or use our products and services. Statutory or regulatory changes that make it less attractive to hold our stock or use our products and services could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Changes in the status, regulation, and perception of the housing GSEs or in policies and programs relating to the housing GSEs may adversely affect our business activities, future advances balances, the cost of debt issuance, or future dividend payments.

Changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorships and the continued support of the Senior Preferred Stock Purchase Agreements with the U.S. Treasury may result in higher funding costs for the FHLBanks, which could negatively affect our business and financial condition. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac, and any of the FHLBanks, could create pressure on debt pricing, as investors may perceive their debt instruments as bearing increased risk.

As a result of these factors, the FHLBank System may have to pay higher spreads relative to Treasury yields on consolidated obligations to make them attractive to investors. If we maintain our existing pricing on advances, an increase in the cost of issuing consolidated obligations could reduce our net interest spread (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations) and cause our advances to be less profitable. If we increase the pricing of our advances to avoid a decrease in the net interest spread, the advances may no longer be attractive to our members, and our outstanding advances balances may decrease. In either case, an increase in the cost of issuing consolidated obligations could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Restrictions on the redemption, repurchase, or transfer of the Bank's capital stock could result in an illiquid investment for the holder.

Under the Gramm-Leach-Bliley Act of 1999, Finance Agency regulations, and our capital plan, our capital stock must be redeemed upon the expiration of the relevant five-year redemption period following a redemption request, subject to certain conditions. Only capital stock in excess of a shareholder's minimum investment requirement, capital stock held by a member that has submitted a notice to withdraw from membership, or capital stock held by a shareholder whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess capital stock of a shareholder at any time at our sole discretion.

There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock at the request of shareholders. If the redemption or repurchase of the capital stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a shareholder's capital stock redemption notice if the redemption would cause the shareholder to fail to maintain its minimum investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess stock to another member at any point in time.

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

In 2010, the Bank filed two complaints in the Superior Court of the State of California, County of San Francisco (San Francisco Superior Court), relating to the purchase of private-label residential mortgage-backed securities (PLRMBS). The Bank seeks rescission and damages and asserts claims for and violations of the California Corporate Securities Act, negligent misrepresentation, and rescission of contract.

The first group of defendants in the Bank's PLRMBS litigation include: Deutsche Bank Securities Inc. (Deutsche) involving certificates sold by Deutsche to the Bank in an amount paid of approximately $404 million, and Deutsche Alt-A Securities Inc. as the issuer of certain of the certificates sold by Deutsche to the Bank; J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc., and referred to as Bear Stearns) involving certificates sold by Bear Stearns to the Bank in an amount paid of approximately $609 million, and Structured Asset Mortgage Investments II, Inc., as the issuer of certain of the certificates sold by Bear Stearns to the Bank (together, the Bear Stearns Defendants); Countrywide Securities Corporation (Countrywide) involving certificates sold by Countrywide to the Bank in an amount paid of approximately $125 million; Credit Suisse Securities (USA) LLC (formerly known as Credit Suisse First Boston LLC, and referred to as Credit Suisse) involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.1 billion; RBS Securities, Inc. (formerly known as

Greenwich Capital Markets, Inc., and referred to as Greenwich Capital) involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $550 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of certain of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley & Co. Incorporated (Morgan Stanley) involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $276 million; UBS Securities, LLC (UBS) involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of certain of the certificates that UBS sold to the Bank; Merrill Lynch, Pierce, Fenner & Smith, Inc. (Merrill Lynch) involving certificates sold by Merrill Lynch to the Bank in an amount paid of approximately $654 million; and WaMu Capital Corp. involving certificates sold by WaMu Capital Corp. to the Bank in the amount paid of approximately $637 million, and Washington Mutual Mortgage Securities Corp. as the issuer of certain of the certificates that WaMu Capital Corp. sold to the Bank.

The second group of defendants in the Bank's PLRMBS litigation include: Credit Suisse involving certificates sold by Credit Suisse to the Bank in an amount paid of approximately $1.2 billion, and Credit Suisse First Boston Mortgage Securities Corp. as the issuer of certain of the certificates that Credit Suisse sold to the Bank; Deutsche involving certificates sold by Deutsche to the Bank in an amount paid of approximately $4.3 billion, and Deutsche Alt-A Securities, Inc., as the issuer of certain of the certificates that Deutsche sold to the Bank; Bear Stearns involving certificates that Bear Stearns sold to the Bank in an amount paid of approximately $2.0 billion, and Structured Asset Mortgage Investments II, Inc., as the issuer of certain of the certificates that Bear Stearns sold to the Bank; Greenwich Capital involving certificates sold by Greenwich Capital to the Bank in an amount paid of approximately $632 million, and RBS Acceptance, Inc. (formerly known as Greenwich Capital Acceptance, Inc.) as the issuer of certain of the certificates that Greenwich Capital sold to the Bank; Morgan Stanley involving certificates sold by Morgan Stanley to the Bank in an amount paid of approximately $704 million; UBS involving certificates sold by UBS to the Bank in an amount paid of approximately $1.7 billion, and Mortgage Asset Securitization Transactions, Inc., as the issuer of certain of the certificates that UBS sold to the Bank; Banc of America Securities LLC (Banc of America) involving certificates sold by Banc of America to the Bank in an amount paid of approximately $2.1 billion, Banc of America Funding Corporation as the issuer of certain of the certificates that Banc of America sold to the Bank, and Banc of America Mortgage Securities, Inc., as the issuer of certain of the certificates that Banc of America sold to the Bank (collectively, the Banc of America Defendants); Countrywide involving certificates sold by Countrywide to the Bank in an amount paid of approximately $1.0 billion; and CWALT, Inc. (CWALT) as the issuer of certain of the certificates that Credit Suisse sold to the Bank, certain of the certificates that Deutsche sold to the Bank, certain of the certificates that Bear Stearns sold to the Bank, certain of the certificates that Greenwich Capital sold to the Bank, certain of the certificates that Morgan Stanley sold to the Bank, certain of the certificates that UBS sold to the Bank, certain of the certificates that Banc of America sold to the Bank, and certain of the certificates that Countrywide sold to the Bank.

The Bank's PLRMBS litigation is now in the discovery phase.

On October 18, 2011, the Bank filed an amended complaint against Bank of America Corporation (the original complaint was filed on November 5, 2010) to clarify that the Bank is seeking a determination that Bank of America Corporation or its subsidiaries are successors to the liabilities of both of the Countrywide entities that are defendants in the Bank's two principal complaints. The amended complaint also alleges a claim for control person liability against Countrywide Financial Corporation under the California Corporate Securities Act. On January 9, 2012, defendant Countrywide Financial Corporation filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the first amended complaint with the San Francisco Superior Court. The Court has scheduled a hearing on the demurrer for March 27, 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Federal Home Loan Bank of San Francisco (Bank) has a cooperative ownership structure. The members and certain nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, the directors are elected by members (or selected by the Board of Directors to fill mid-term vacancies), and the Bank executes new advances exclusively with members. There is no established marketplace for the Bank's stock. The Bank's stock is not publicly traded. The Bank issues only one class of stock, Class B stock, which, under the Bank's capital plan, may be redeemed at par value, $100 per share, upon five years' notice from the member to the Bank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member. The Bank may repurchase shares held by members in excess of their required stock holdings at its discretion at any time. The information regarding the Bank's capital requirements is set forth in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.” At February 29, 2012, the Bank had 48.2 million shares of Class B stock held by 376 members and 55.7 million shares of Class B stock held by 53 nonmembers.

The Bank's dividend rates declared (annualized) and amounts paid during the respective periods indicated are listed in the table below.

	2011			2010
	Amount of Cash Dividends			Amount of Cash Dividends
(Dollars in millions)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)	Capital Stock – Class B – Putable	Mandatorily Redeemable Capital Stock	Annualized Rate(1)
First quarter	$6	$3	0.29%	$6	$3	0.27%
Second quarter	7	3	0.31	5	3	0.26
Third quarter	6	2	0.26	9	5	0.44
Fourth quarter	3	4	0.30	9	5	0.39

(1)
Reflects the annualized rate paid on all of the Bank's average capital stock outstanding regardless of its classification for reporting purposes as either capital stock or mandatorily redeemable capital stock (a liability), based on the $100 per share par value.

Additional information regarding the Bank's dividends is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2011 to 2010 – Dividends and Retained Earnings” and in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Federal Home Loan Bank of San Francisco (Bank) should be read in conjunction with the financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in millions)	2011	2010	2009	2008	2007
Selected Balance Sheet Items at Yearend
Total Assets(1)	$113,552	$152,423	$192,862	$321,244	$322,446
Advances	68,164	95,599	133,559	235,664	251,034
Mortgage Loans Held for Portfolio, Net	1,829	2,381	3,037	3,712	4,132
Investments(2)	39,368	52,582	47,006	60,671	64,913
Consolidated Obligations:(3)
Bonds	83,350	121,120	162,053	213,114	225,328
Discount Notes	19,152	19,527	18,246	91,819	78,368
Mandatorily Redeemable Capital Stock(4)	5,578	3,749	4,843	3,747	229
Capital Stock — Class B — Putable(4)	4,795	8,282	8,575	9,616	13,403
Restricted Retained Earnings	1,803	1,609	1,239	176	227
Accumulated Other Comprehensive Income/(Loss)	(1,893)	(2,943)	(3,584)	(7)	(3)
Total Capital	4,705	6,948	6,230	9,785	13,627
Selected Operating Results for the Year
Net Interest Income	$1,033	$1,296	$1,782	$1,431	$931
Provision for Credit Losses on Mortgage Loans	4	2	1	—	—
Other Income/(Loss)	(645)	(604)	(948)	(690)	55
Other Expense	126	145	132	112	98
Assessments	42	146	186	168	236
Net Income/(Loss)	$216	$399	$515	$461	$652
Selected Other Data for the Year
Net Interest Margin(5)	0.74%	0.79%	0.73%	0.44%	0.36%
Operating Expenses as a Percent of Average Assets	0.08	0.07	0.04	0.03	0.03
Return on Average Assets	0.15	0.24	0.21	0.14	0.25
Return on Average Equity	3.43	6.13	5.83	3.54	5.80
Annualized Dividend Rate	0.29	0.34	0.21	3.93	5.20
Dividend Payout Ratio(6)	10.16	7.31	4.17	114.32	87.14
Average Equity to Average Assets Ratio	4.49	3.98	3.57	3.93	4.25
Selected Other Data at Yearend
Regulatory Capital Ratio(7)	10.72	8.95	7.60	4.21	4.30
Duration Gap (in months)	2	1	4	3	2

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

(3)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of all 12 FHLBanks. The joint and several liability regulation authorizes the Federal Housing Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Yearend	Par Amount (In millions)
2011	$691,868
2010	796,374
2009	930,617
2008	1,251,542
2007	1,189,706

(4)
During 2008, 2009, 2010, and 2011 a number of members, including four large members. were placed into receivership, merged with nonmember institutions, or became former members. IndyMac Bank, F.S.B., and Washington Mutual Bank were placed into receivership in 2008; Wachovia Mortgage, FSB, merged into Wells Fargo Bank, N.A., a nonmember institution, in 2009; and Citibank, N.A., became ineligible for membership when it became a member of another Federal Home Loan Bank in connection with a merger with an affiliate outside of the Bank's district in 2011. The Bank reclassified the capital stock of these institutions from Class B capital stock to mandatorily redeemable capital stock (a liability).

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

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of San Francisco (Bank) or the Federal Home Loan Bank System, are “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “probable,” “project,” “should,” “will,” or their negatives or other variations on these terms, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, 2011 compensation payments, satisfaction of the Federal Home Loan Banks' Resolution Funding Corporation (REFCORP) obligation, and reform legislation. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty that could cause actual results to differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, among others, the following:

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

•	changes in the Bank's capital structure;

•	the ability of the Bank to pay dividends or redeem or repurchase capital stock;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks;

•	changes in Bank members' demand for Bank advances;

•	changes in the value or liquidity of collateral underlying advances to Bank members or nonmember borrowers or collateral pledged by the Bank's derivatives counterparties;

•
changes in the fair value and economic value of, impairments of, and risks associated with the Bank's investments in mortgage loans and mortgage-backed securities (MBS) or other assets and the related credit enhancement protections;

•	changes in the Bank's ability or intent to hold MBS and mortgage loans to maturity;

•	competitive forces, including the availability of other sources of funding for Bank members;

•	the willingness of the Bank's members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock;

•	changes in investor demand for consolidated obligations and/or the terms of interest rate exchange or similar agreements;

•	the ability of the Bank to introduce new products and services to meet market demand and to manage the risks associated with new products and services successfully;

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

Overview

U.S. economic growth in 2011 was slower than would normally be expected during the recovery phase following a severe recession. While the unemployment rate declined during the year, it remained high. Housing activity also remained subdued despite low mortgage interest rates and strong housing affordability. Existing home sales increased slightly, but the large number of distressed property sales contributed to a decline in home prices. Residential mortgage lending was slow for most of the year, although the extremely low mortgage interest rate environment generated some refinancing activity later in the year. Members experienced moderate growth in commercial and industrial lending during the year, as well as in credit card lending toward the end of the year. In general, the fundamental business conditions for many Bank members continued to be characterized by strong deposit inflows, ample liquidity, and weak demand for loans throughout the year, resulting in weak demand for Bank advances.

Net income for 2011 was $216 million, compared with $399 million in 2010, a decrease of $183 million, or 46%. The decrease in net income primarily reflected a decline in net interest income combined with higher credit-related other-than-temporary impairment (OTTI) charges on private-label residential mortgage-backed securities (PLRMBS) and higher net losses associated with derivatives, hedged items, and financial instruments carried at fair value. These negative effects on net income were partially offset by lower assessments in 2011 compared to 2010.

Net interest income for 2011 was $1.0 billion, down from $1.3 billion for 2010. The decrease in net interest income was due, in part, to lower advances balances and lower earnings on invested capital (resulting from the lower interest rate environment). These factors were partially offset by increased spreads on the Bank's MBS and mortgage loan portfolio.

Total other income/(loss) for 2011 was a loss of $645 million, compared to a loss of $604 million for 2010. The loss for 2011 reflected credit-related OTTI charges of $413 million on certain PLRMBS, compared to credit-related OTTI charges of $331 million for 2010. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $205 million for 2011, compared to a net loss of $121 million for 2010. These factors were partially offset by a reduction in net interest expense on derivative instruments used in economic hedges (which was generally offset by net interest income on the economically hedged assets and liabilities), which totaled $33 million in 2011 compared to $161 million in 2010.

The $205 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for 2011 reflected lower valuations primarily associated with the effects of changes in interest rates and spreads. Net valuation gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss. In anticipation of the subsequent reversal of any net gains on these financial instruments, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation gains or losses on these instruments. As of December 31, 2011, the Bank's restricted retained earnings included a cumulative net gain of $79 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charges of $413 million for 2011 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Factors that adversely affected projected borrower default rates and projected loan loss severity during 2011 included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in higher loan losses. The additional credit losses were primarily on

PLRMBS backed by Alt-A loan collateral.

During 2011, the PLRMBS that experienced credit-related OTTI were reclassified from held-to-maturity to available-for-sale at their fair values. The Bank does not currently intend to sell any of the securities in its available-for-sale portfolio or in its held-to-maturity portfolio. Accumulated other comprehensive loss declined $1.0 billion during 2011, to $1.9 billion at December 31, 2011, from $2.9 billion at December 31, 2010, primarily because of two factors. The net change in the fair value of other-than-temporarily impaired PLRMBS classified as available-for-sale increased by $810 million, and the Bank accreted $266 million from accumulated other comprehensive loss for PLRMBS classified as held-to-maturity that had experienced OTTI in prior years. For PLRMBS classified as held-to-maturity, the amount of the non-credit-related impairment is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the expected cash flows.

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

On February 22, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2011 at an annualized rate of 0.48%. The Bank recorded the dividend on February 22, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about March 15, 2012. The Bank will pay the dividend in cash rather than stock form to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of December 31, 2011, the Bank's excess capital stock totaled $6.2 billion, or 5.47% of total assets.

As of December 31, 2011, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 10.72%, exceeding the 4.00% requirement. The Bank had $12.2 billion in regulatory capital, well in excess of its risk-based capital requirement of $4.9 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on March 16, 2012. This repurchase, combined with the scheduled redemption of $5 million in mandatorily redeemable capital stock during the first quarter of 2012, will reduce the Bank's excess capital stock by up to $505 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

During 2011, total assets decreased $38.8 billion, or 26%, to $113.6 billion at December 31, 2011, from $152.4 billion at December 31, 2010. Total advances declined $27.4 billion, or 29%, to $68.2 billion at December 31, 2011, from $95.6 billion at December 31, 2010. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest borrowers. In total, 139 members reduced their use of Bank advances during the year, while 58 members increased their advances borrowings. Held-to-maturity and available-for-sale securities combined decreased to $31.2 billion at December 31, 2011, from $33.8 billion at December 31, 2010, primarily because of principal payments, prepayments, and maturities in the MBS portfolio. During 2011, Federal funds sold decreased $10.9 billion, to $5.4 billion at December 31, 2011, from $16.3 billion at December 31, 2010.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During 2011, the Bank continued to review and adjust its lending parameters based on market conditions and to require additional collateral, when necessary, to ensure that advances remained fully collateralized. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during 2011.

Several issues continue to contribute to ongoing uncertainty in the housing and mortgage markets, including the potential for widespread deficiencies in the processing of home mortgage loan foreclosures and increasing investor demands on issuers and originators for the repurchase of mortgage loans underlying MBS that do not conform to the applicable representations and warranties. The Bank continues to monitor developments in these areas, including the recently announced settlement among the U.S. government, 49 state attorneys general, and the nation's five largest mortgage servicers, to assess the potential impact on the Bank's PLRMBS, Mortgage Partnership Finance (MPF) loans, and securities and loan collateral, and on the creditworthiness of any Bank member or member affiliate affected by these issues.

During 2011, eight member institutions were placed into receivership or liquidation. Seven of these institutions had advances outstanding at the time they were placed into receivership or liquidation and one institution did not. The advances outstanding to the seven institutions were either repaid prior to December 31, 2011, or assumed by member institutions, and no losses were incurred by the Bank. Bank capital stock held by two of the eight institutions totaling $4 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other six institutions was transferred to other members.

From January 1, 2012, to February 29, 2012, no member institutions were placed into receivership or liquidation.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligation to fund the REFCORP. Earlier in 2011, all 12 of the FHLBanks had entered into a Joint Capital Enhancement Agreement (Agreement), as amended, requiring each FHLBank to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank once the REFCORP obligation was satisfied. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account at that FHLBank until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

For more information about the Agreement and related capital plan amendments, see “Results of Operations – Comparison of 2011 to 2010 – Dividends and Retained Earnings.”

As a result of its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook in August 2011, Standard & Poor's Ratings Services (Standard & Poor's) also lowered the long-term issuer credit ratings and related issuer ratings of the Bank, of the nine other FHLBanks that had AAA ratings, and of the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook. Moody's Investors Service (Moody's) and Fitch did not lower the credit ratings of any individual FHLBanks or of FHLBank System debt in 2011, but changed their rating outlooks to negative. The Bank has not observed and does not expect any measurable impact on its operations, financial position, or liquidity resulting from these downgrades.
For more information about the downgrades, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Results of Operations

Comparison of 2011 to 2010

Net Interest Income. The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets table below presents the average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2011 and 2010, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Federal funds sold	$14,473	$22	0.15%	$15,785	$29	0.19%
Trading securities:
MBS	21	—	2.72	27	1	3.68
Other investments	3,340	25	0.74	1,037	5	0.51
Available-for-sale securities:(1)
MBS	6,483	233	3.59	—	—	—
Other investments	1,925	5	0.28	1,932	6	0.31
Held-to-maturity securities:(1)
MBS	18,970	664	3.50	27,190	1,021	3.75
Other investments	7,957	15	0.19	9,763	25	0.26
Mortgage loans held for portfolio	2,102	113	5.37	2,761	138	4.98
Advances(2)	84,026	709	0.84	104,769	1,123	1.07
Deposits with other FHLBanks	—	—	0.04	1	—	0.05
Loans to other FHLBanks	7	—	0.07	9	—	0.15
Total interest-earning assets	139,304	1,786	1.28	163,274	2,348	1.44
Other assets(3)(4)(5)	985	—	—	(30)	—	—
Total Assets	$140,289	$1,786	1.27%	$163,244	$2,348	1.44%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$107,782	$707	0.66%	$131,510	$995	0.76%
Discount notes	19,272	34	0.18	17,704	40	0.23
Deposits(4)	957	—	0.01	1,573	1	0.05
Borrowings from other FHLBanks	11	—	0.07	1	—	0.19
Mandatorily redeemable capital stock	4,556	12	0.26	4,444	16	0.34
Other borrowings	—	—	—	—	—	0.10
Total interest-bearing liabilities	132,578	753	0.57	155,232	1,052	0.68
Other liabilities(3)(4)	1,414	—	—	1,512	—	—
Total Liabilities	133,992	753	0.56	156,744	1,052	0.67
Total Capital	6,297	—	—	6,500	—	—
Total Liabilities and Capital	$140,289	$753	0.53%	$163,244	$1,052	0.64%
Net Interest Income		$1,033			$1,296
Net Interest Spread(6)			0.71%			0.76%
Net Interest Margin(7)			0.74%			0.79%
Interest-earning Assets/Interest-bearing Liabilities	105.07%			105.18%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	2011			2010
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(30)	$(260)	$(290)	$(47)	$(547)	$(594)
Consolidated obligation bonds	80	1,092	1,172	94	1,733	1,827

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income in 2011 was $1.0 billion, a 20% decrease from $1.3 billion in 2010. The following table details the changes in interest income and interest expense for 2011 compared to 2010. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis 2011 Compared to 2010

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(7)	$(2)	$(5)
Trading securities:
MBS	(1)	—	(1)
Other investments	20	17	3
Available-for-sale securities:
MBS	233	233	—
Other investments	(1)	—	(1)
Held-to-maturity securities:
MBS	(357)	(292)	(65)
Other investments	(10)	(4)	(6)
Mortgage loans held for portfolio	(25)	(35)	10
Advances(2)	(414)	(200)	(214)
Total interest-earning assets	(562)	(283)	(279)
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(288)	(165)	(123)
Discount notes	(6)	3	(9)
Deposits	(1)	—	(1)
Mandatorily redeemable capital stock	(4)	—	(4)
Total interest-bearing liabilities	(299)	(162)	(137)
Net interest income	$(263)	$(121)	$(142)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $17 million in 2011 compared to $53 million in 2010. It also reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which increased interest income by $23 million in 2011 and decreased interest income by $4 million in 2010.

The net interest margin for 2011 was 74 basis points, 5 basis points lower than the net interest margin for 2010, which was 79 basis points. The net interest spread for 2011 was 71 basis points, 5 basis points lower than the net interest spread for 2010, which was 76 basis points. These decreases were primarily due to lower earnings on invested capital (resulting from the lower interest rate environment), lower advances and lower advance prepayment fees. In addition, net interest income on economically hedged assets and liabilities was lower in 2011 relative to the year-earlier period. This income is generally offset by net interest expense on derivative instruments used in economic hedges, recognized in “Other Income/(Loss),” which was also lower in 2011. These factors were partially offset by increased spreads on the Bank's MBS and mortgage loan portfolio resulting from the impact of cumulative retrospective adjustments for the amortization of net purchase discounts and favorable refinancing terms on Bank debt.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2011 and 2010.

Other Income/(Loss)

(In millions)	2011	2010
Other Income/(Loss):
Services to members	$1	$1
Net gain/(loss) on trading securities(1)	(7)	(1)
Total OTTI loss	(437)	(540)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	24	209
Net OTTI loss, credit-related	(413)	(331)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	25	(113)
Net gain/(loss) on derivatives and hedging activities	(256)	(168)
Other	5	8
Total Other Income/(Loss)	$(645)	$(604)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $(4) million and $(1) million in 2011 in 2010, respectively.

Net Other-Than-Temporary Impairment Loss, Credit Portion – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. This process includes updating key aspects of the Bank's loss projection models. Factors that adversely affected projected borrower default rates and projected loan loss severity during 2011 included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in higher loan losses. The additional credit losses were primarily on PLRMBS backed by Alt-A loan collateral. The following table presents the net other-than-temporary impairment loss for the years ended December 31, 2011 and 2010:

Net Other-Than-Temporary Impairment Loss

	2011			2010
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$16	$205	$221	$14	$420	$434
Securities previously impaired prior to current period(1)	397	(181)	216	317	(211)	106
Total	$413	$24	$437	$331	$209	$540

(1) For the year ended December 31, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the year ended December 31, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010.

Additional information about the OTTI charges is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2011 and 2010.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

(In millions)	2011	2010
Advances	$184	$(164)
Consolidated obligation bonds	(159)	51
Total	$25	$(113)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For 2011, the unrealized net fair value gains on advances were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's advances during 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by the decreased interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds.

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

Net Gain/(Loss) on Derivatives and Hedging Activities – Under the accounting for derivatives instruments and hedging activities, the Bank is required to carry all of its derivative instruments on the balance sheet at fair value. If derivatives meet the hedging criteria, including effectiveness measures, the carrying value of the underlying hedged instruments may also be adjusted to reflect changes in the fair value attributable to the risk being hedged so that some or all of the unrealized gain or loss recognized on the derivative is offset by a corresponding unrealized loss or gain on the underlying hedged instrument. The unrealized gain or loss on the “ineffective” portion of all hedges, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction, is recognized in current period earnings. In addition, certain derivatives are associated with assets or liabilities but do not qualify as fair value hedges under the accounting for derivatives instruments and hedging activities. These economic hedges are recorded on the balance sheet at fair value with the unrealized gain or loss recorded in earnings without any offsetting unrealized loss or gain from the associated asset or liability.

Under the fair value option, the Bank elected to carry certain assets and liabilities (advances and consolidated obligation bonds) at fair value. The Bank records the unrealized gains and losses on these assets and liabilities in “Net gain/(loss) on advances and consolidated obligation bonds held under fair value option.” In general, transactions elected for the fair value option are in economic hedge relationships.

The following table shows the components of the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2011 and 2010.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2011 Compared to 2010

(In millions)	2011				2010
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Held under the fair value option	$—	$(139)	$(212)	$(351)	$—	$137	$(402)	$(265)
Not held under the fair value option	2	2	(29)	(25)	—	—	(41)	(41)
Consolidated obligation bonds:
Held under the fair value option	—	79	92	171	—	(36)	138	102
Not held under the fair value option	(33)	(106)	179	40	1	(63)	194	132
Consolidated obligation discount notes:
Not held under the fair value option	—	(35)	(51)	(86)	—	(47)	(48)	(95)
Non-MBS investments:
Not held under the fair value option	—	7	(12)	(5)	—	1	(2)	(1)
Total	$(31)	$(192)	$(33)	$(256)	$1	$(8)	$(161)	$(168)

During 2011, net losses on derivatives and hedging activities totaled $256 million compared to net losses of $168 million in 2010. These amounts included net interest expense on derivative instruments used in economic hedges of $33 million in 2011, compared to net interest expense on derivative instruments used in economic hedges of $161 million in 2010. The increase in net interest expense was primarily due to the impact of lower interest rates throughout 2011 on the adjustable leg of the interest rate swaps.

Excluding the $33 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2011 totaled $223 million as detailed above. The $223 million in net losses were primarily attributable to changes in interest rates and decreased swaption volatilities during 2011.

Excluding the $161 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2010 totaled $7 million as detailed above. The $7 million in net losses were primarily attributable to changes in interest rates and an increase in swaption volatilities during 2010.

In general, nearly all of the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

The ongoing impact of these valuation adjustments on the Bank cannot be predicted, and the Bank's restricted retained earnings in the future may not be sufficient to fully offset the impact of these valuation adjustments. The effects of these valuation adjustments may lead to significant volatility in future earnings, including earnings available for dividends. Additional information about restricted retained earnings is provided in "Dividends and Retained Earnings" later in this section.

Additional information about derivatives and hedging activities is provided in “Item 8. Financial Statements and Supplementary Data – Note 18 – Derivatives and Hedging Activities."

Other Expense. Other expenses were $126 million in 2011 compared to $145 million in 2010, reflecting lower consulting costs and lower concessions paid on consolidated obligations designated under the fair value option, which are expensed when incurred.

Affordable Housing Program and Resolution Funding Corporation Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). Each FHLBank's AHP provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.

The FHLBanks were also required to make payments to the REFCORP, which was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. REFCORP was designated as the calculation agent for REFCORP and AHP assessments, which were calculated simultaneously because of their interdependence.

To fund the AHP, the FHLBanks must set aside, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP, until the REFCORP obligation was fully satisfied). To the extent that the aggregate 10% calculation is less than $100 million, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year. In the aggregate, the FHLBanks set aside $188 million, $228 million, and $258 million for their AHPs in 2011, 2010, and 2009, respectively, and there was no AHP shortfall in any of those years.

To fund REFCORP, each FHLBank was required to pay 20% of net income after the assessment for the AHP, but before the assessment for REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011.

During 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, that requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account at that FHLBank until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Because the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the FHLBanks began allocating 20 percent of net income to their new restricted retained earnings accounts in the third quarter of 2011. Under the Agreement, these restricted retained earnings will not be available to pay dividends. For additional information on this separate restricted retained earnings account, see “Dividends and Retained Earnings.”

The Bank's total AHP assessments equaled $25 million in 2011, compared to $46 million in 2010. The Bank's total REFCORP assessments equaled $17 million in 2011, compared to $100 million in 2010. The decline in the AHP and REFCORP assessments reflected lower earnings in 2011. The decline in the REFCORP assessments also reflected the payoff of the REFCORP obligation during 2011.

Return on Average Equity. Return on average equity (ROE) was 3.43% in 2011, compared to 6.13% in 2010. This decline primarily reflected the 46% decrease in net income, to $216 million in 2011 from $399 million in 2010.

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

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 97.7% as of December 31, 2011. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At December 31, 2011, advances maturing within five years totaled $64.2 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2010, advances maturing within five years totaled $88.2 billion, also significantly in excess of the $0.1 billion of member deposits on that date. In addition, as of December 31, 2011, and December 31, 2010, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank's Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments.

In general, the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As the cumulative net valuation gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of the cumulative net gains decreases. The amount of retained earnings under this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may help preserve the Bank's ability to pay dividends, the reversal of cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank's other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

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

On May 29, 2009, the Board of Directors amended the Bank's Retained Earnings and Dividend Policy to change the way the Bank determines the amount of earnings to be restricted for the targeted buildup. Instead of retaining a fixed percentage of earnings toward the retained earnings target each quarter, the Bank will designate any earnings not restricted for other reasons or not paid out in dividends as restricted retained earnings for the purpose of meeting the target. In September 2009, the Board of Directors increased the targeted amount of restricted retained earnings to $1.8 billion from $1.2 billion. Most of the increase in the target was due to an increase in the projected losses on the Bank's PLRMBS under assumptions about housing market conditions that were considerably more stressful than the Bank's base case expectations. On January 29, 2010, the Board of Directors adopted technical revisions to the Retained Earnings and Dividend Policy that did not have any impact on the Bank's methodology for calculating restricted retained earnings or the dividend. On December 1, 2010, the Board of Directors updated and refined certain components of the methodology for calculating the targeted buildup; these revisions did not change the targeted amount of $1.8 billion.

Joint Capital Enhancement Agreement - Effective February 28, 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (Agreement) intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

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

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The amended capital plans, including the Bank's amended capital plan, became effective on September 5, 2011. On August 5, 2011, the FHLBanks also amended the Agreement to reflect differences between the original Agreement and the capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the Agreement is terminated. In particular, an FHLBank's obligation to make allocations to its restricted retained earnings account terminates on the automatic termination event declaration date, and restrictions on paying dividends out of the restricted retained earnings account, or otherwise reallocating funds from the restricted retained earnings account, are terminated one year later. For more information on the amendments to the Agreement, see the Bank's Form 8-K filed on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account at that FHLBank until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2011 and 2010:

	2011				2010
	Retained Earnings Related to:				Retained Earnings Related to:
(In millions)	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609	$181	$1,058	$1,239
Transfers to/(from) restricted retained earnings	(69)	29	234	194	(33)	403	370
Balance at end of the period	$79	$29	$1,695	$1,803	$148	$1,461	$1,609

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $34 million at an annualized rate of 0.29% in 2011 and $45 million at an annualized rate of 0.34% in 2010.

On February 22, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2011 at an annualized rate of 0.48%. The Bank recorded the dividend on February 22, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about March 15, 2012. The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock exceeds 1% of its total assets. As of December 31, 2011, the Bank's excess capital stock totaled $6.2 billion, or 5.47% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Comparison of 2010 to 2009

During 2010, total assets decreased $40.5 billion, or 21%, to $152.4 billion at yearend 2010 from $192.9 billion at yearend 2009. Advances outstanding declined by $38.0 billion, or 28%, to $95.6 billion at December 31, 2010, from $133.6 billion at December 31, 2009. In addition, cash and due from banks decreased to $0.8 billion from $8.3 billion, and held-to-maturity securities decreased to $31.8 billion from $36.9 billion, while Federal funds sold increased to $16.3 billion from $8.2 billion.

Net income for 2010 decreased by $116 million, or 23%, to $399 million from $515 million in 2009. The decrease primarily reflected a decline in net interest income. In addition, with respect to net gains and losses associated with derivatives, hedged items, and financial instruments carried at fair value, the Bank experienced net losses in 2010 compared to net gains in 2009. These negative effects on net income were partially offset by lower credit-related OTTI charges on PLRMBS in the Bank's held-to-maturity securities portfolio in 2010 relative to 2009.

Net Interest Income. Net interest income for 2010 was $1.3 billion, compared to $1.8 billion in 2009. The decrease in net interest income was due, in part, to lower advances and MBS balances, lower earnings on invested capital (resulting from the lower interest rate environment), and a lower net interest spread on advances because favorably priced debt issued in the fourth quarter of 2008 matured by the end of 2009. In addition, net interest income on economically hedged assets and liabilities was lower in 2010 relative to the year-earlier period. (This income is generally offset by net interest expense on derivative instruments used in economic hedges, reflected in other income.) These factors were partially offset by increased spreads on the mortgage portfolio and the non-MBS investment portfolio.

The following Average Balance Sheets table presents average balances of earning asset categories and the sources that fund those earning assets (liabilities and capital) for the years ended December 31, 2010 and 2009, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

Average Balance Sheets

	2010			2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Resale agreements	$—	$—	—%	$6	$—	0.17%
Federal funds sold	15,785	29	0.19	14,230	23	0.16
Trading securities:
MBS	27	1	3.68	33	1	3.03
Other investments	1,037	5	0.51	—	—	—
Available-for-sale securities:(1)
Other investments	1,932	6	0.31	149	—	0.25
Held-to-maturity securities:(1)
MBS	27,190	1,021	3.75	35,585	1,449	4.07
Other investments	9,763	25	0.26	10,012	31	0.31
Mortgage loans held for portfolio	2,761	138	4.98	3,378	157	4.65
Advances(2)(3)	104,769	1,123	1.07	181,659	2,800	1.54
Deposits with other FHLBanks	1	—	0.05	—	—	—
Loans to other FHLBanks	9	—	0.15	239	—	0.11
Total interest-earning assets	163,274	2,348	1.44	245,291	4,461	1.82
Other assets(3)(4)(5)(6)	(30)	—	—	2,375	—	—
Total Assets	$163,244	$2,348	1.44%	$247,666	$4,461	1.80%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)(3)	$131,510	$995	0.76%	$177,172	$2,199	1.24%
Discount notes	17,704	40	0.23	53,813	472	0.88
Deposits(4)	1,573	1	0.05	2,066	1	0.05
Borrowings from other FHLBanks	1	—	0.19	6	—	0.16
Mandatorily redeemable capital stock	4,444	16	0.34	3,541	7	0.21
Other borrowings	—	—	0.10	7	—	0.10
Total interest-bearing liabilities	155,232	1,052	0.68	236,605	2,679	1.13
Other liabilities(3)(4)(5)	1,512	—	—	2,230	—	—
Total Liabilities	156,744	1,052	0.67	238,835	2,679	1.13
Total Capital	6,500	—	—	8,831	—	—
Total Liabilities and Capital	$163,244	$1,052	0.64%	$247,666	$2,679	1.08%
Net Interest Income		$1,296			$1,782
Net Interest Spread(3)(7)			0.76%			0.69%
Net Interest Margin(3)(8)			0.79%			0.73%
Interest-earning Assets/Interest-bearing Liabilities(3)	105.18%			103.67%

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

(4)	Average balances do not reflect the effect of reclassifications of cash collateral.

(5)	Includes forward settling transactions and valuation adjustments for certain cash items.

(6)	Includes non-credit-related OTTI charges on held-to-maturity securities.

(7)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(8)	Net interest margin is net interest income divided by average interest-earning assets.

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

Net interest income included advance prepayment fees of $53 million in 2010 compared to $34 million in 2009. It also reflected the impact of cumulative retrospective adjustments for the amortization of net purchase discounts from the acquisition dates of the MBS and mortgage loans, which decreased interest income by $4 million in 2010 and $17 million in 2009.

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

Other Income/(Loss). The following table presents the components of “Other Income/(Loss)” for the years ended December 31, 2010 and 2009.

Other Income/(Loss)

(In millions)	2010	2009
Other Income/(Loss):
Services to members	$1	$1
Net gain/(loss) on trading securities(1)	(1)	1
Total OTTI loss	(540)	(4,121)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	209	3,513
Net OTTI loss, credit-related	(331)	(608)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(113)	(471)
Net gain/(loss) on derivatives and hedging activities	(168)	122
Other	8	7
Total Other Income/(Loss)	$(604)	$(948)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $(1) million in 2010 and was immaterial in 2009.

Net Other-Than-Temporary Impairment Loss, Credit-Related – The Bank recognized $331 million in credit-related OTTI charges on PLRMBS during 2010, compared to $608 million in credit-related OTTI charges on PLRMBS during 2009. The credit-related OTTI charges of $331 million for 2010 reflected the impact of additional projected losses on loan collateral underlying certain of the Bank's PLRMBS. The following table presents the net other-than-temporary impairment loss for the years ended December 31, 2010 and 2009:

Net Other-Than-Temporary Impairment Loss

	2010			2009
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$14	$420	$434	$400	$3,572	$3,972
Securities previously impaired prior to current period(1)	317	(211)	106	208	(59)	149
Total	$331	$209	$540	$608	$3,513	$4,121

(1) For the year ended December 31, 2010, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2010. For the year ended December 31, 2009, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2009.

Additional information about the OTTI charges is provided in “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the years ended December 31, 2010 and 2009.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the components of the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in 2010 and 2009.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities 2010 Compared to 2009

(In millions)	2010				2009
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Held under the fair value option	$—	$137	$(402)	$(265)	$—	$598	$(724)	$(126)
Not held under the fair value option	—	—	(41)	(41)	(36)	127	(141)	(50)
Consolidated obligation bonds:
Held under the fair value option	—	(36)	138	102	—	68	(54)	14
Not held under the fair value option	1	(63)	194	132	60	(249)	336	147
Consolidated obligation discount notes:
Not held under the fair value option	—	(47)	(48)	(95)	—	6	131	137
Non-MBS investments:
Not held under the fair value option	—	1	(2)	(1)	—	—	—	—
Total	$1	$(8)	$(161)	$(168)	$24	$550	$(452)	$122

During 2010, net gains on derivatives and hedging activities totaled $168 million compared to net gains of $122 million in 2009. These amounts included net interest expense on derivative instruments used in economic hedges of $161 million in 2010, compared to net interest expense on derivative instruments used in economic hedges of $452 million in 2009. The decrease in net interest expense was primarily due to the impact of lower interest rates throughout 2010 on the adjustable rate leg of the interest rate swaps.

Excluding the $161 million impact from net interest expense on derivative instruments used in economic hedges, net losses for 2010 totaled $7 million as detailed above. The $7 million in net losses were primarily attributable to changes in interest rates and increased swaption volatilities during 2010 .

Excluding the $452 million impact from net interest expense on derivative instruments used in economic hedges, net gains for 2009 totaled $574 million as detailed above. The $574 million in net gains was primarily attributable to changes in interest rates and a decrease in swaption volatilities during 2009.

The gains or losses on derivatives and associated hedged items and financial instruments carried at fair value (valuation adjustments) during 2010 were primarily driven by changes in overall interest rate spreads and the reversal of prior period gains and losses.

Other Expense. Other expenses were $145 million in 2010 compared to $132 million in 2009, reflecting increased compensation and benefits-related costs and higher concessions paid on consolidated obligations designated under the fair value option. The rise in costs was primarily in response to increased business risk management needs and complexity.

Return on Average Equity. ROE was 6.13% in 2010, an increase of 30 basis points from 5.83% in 2009. This increase reflected the decline in average equity, which decreased 26%, to $6.5 billion in 2010 from $8.8 billion in 2009, partially offset by the decline in net income, which decreased 23%, to $399 million in 2010 from $515 million in 2009.

Dividends. The Bank's dividend rate for 2010 was 0.34%, compared to 0.21% for 2009. The 2010 dividend rate was higher than the rate for 2009 because the Bank did not pay a dividend in the first, second and fourth quarters of 2009, primarily because of OTTI charges on certain PLRMBS.

Financial Condition

Total assets were $113.6 billion at December 31, 2011, a 26% decrease from $152.4 billion at December 31, 2010, primarily as a result of a decline in advances, which decreased by $27.4 billion, or 29%, to $68.2 billion at December 31, 2011, from $95.6 billion at December 31, 2010. Average total assets were $140.3 billion for 2011, a 14% decrease compared to $163.2 billion for 2010. Average advances were $84.0 billion for 2011, a 20% decrease from $104.8 billion for 2010.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Advances outstanding at December 31, 2011, included unrealized gains of $728 million, of which $302 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $426 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2010, included unrealized gains of $690 million, of which $363 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall increase in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2010, to December 31, 2011, was primarily attributable to a decrease in the interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $108.8 billion at December 31, 2011, a 25% decrease from $145.5 billion at December 31, 2010, reflecting decreases in consolidated obligations outstanding from $140.6 billion at December 31, 2010, to $102.5 billion at December 31, 2011. The decrease in consolidated obligations outstanding paralleled the decrease in assets during 2011. Average total liabilities were $134.0 billion for 2011, a 15% decrease compared to $156.7 billion for 2010. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $127.1 billion in 2011 and $149.2 billion in 2010.

Consolidated obligations outstanding at December 31, 2011, included unrealized losses of $1.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2010, included unrealized losses of $1.6 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized gains of $110 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2010, to December 31, 2011, was primarily attributable to a decrease in the interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds.

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2011, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $691.9 billion at December 31, 2011, and $796.4 billion at December 31, 2010.

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

On July 13, 2011, Moody's placed the Aaa bond rating of the U.S. government, and consequently the ratings of the government-sponsored enterprises (GSEs), including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody's considers directly linked to the U.S. government. In addition, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

On November 28, 2011, Fitch Ratings (Fitch) affirmed the AAA long-term rating for the Federal Home Loan Banks of Atlanta, Boston, San Francisco, and Seattle and revised their rating outlook to negative. Fitch does not issue ratings for the other eight FHLBanks. This action followed Fitch's affirmation of the U.S. government's AAA rating and revision of its rating outlook to negative.
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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of December 31, 2011, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net (loss)/gain on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charge on the Bank's PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $88.3 billion (78% of total assets) at December 31, 2011, from $128.4 billion (84% of total assets) at December 31, 2010, representing a decrease of $40.1 billion, or 31%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. Member liquidity remained high and lending activity remained low.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-MBS investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $335 million in 2011, a decrease of $159 million, or 32%, compared to $494 million in 2010. The decline was primarily due to lower earnings on invested capital (resulting from the lower interest rate environment), lower advances balances, and lower advance prepayment fees.

Adjusted net interest income for this segment was $494 million in 2010, a decrease of $206 million, or 29%, compared to $700 million in 2009. The decline was primarily attributable to a lower net interest spread on advances, as favorably priced short-term debt issued in the fourth quarter of 2008 matured by yearend 2009, and a lower volume of advances. In addition, adjusted net interest income declined in 2010 because of a lower yield on invested capital resulting from the lower interest rate environment, partially offset by increased profit spreads on the Bank's non-MBS portfolio and higher advance prepayment fees.

Adjusted net interest income for this segment represented 38%, 47% and 56% of total adjusted net interest income for 2011, 2010, and 2009, respectively.

Advances – The par amount of advances outstanding decreased by $27.5 billion, or 29%, to $67.4 billion at December 31, 2011, from $94.9 billion at December 31, 2010. Average advances were $84.0 billion in 2011, a 20% decrease from $104.8 billion in 2010.

The decrease in advances outstanding was primarily attributable to the $25.9 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers and their affiliates decreased to $48.1 billion at December 31, 2011, from $74.0 billion at December 31, 2010. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Concentration Risk — Advances” for further information.) The remaining $1.6 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 139 borrowers decreased their advances during 2011, while 58 borrowers increased their advances .

The decrease in advances outstanding reflects an $11.8 billion decrease in fixed rate advances and a $16.1 billion decrease in adjustable rate advances, partially offset by a $0.4 billion increase in daily variable rate advances. The components of the advances portfolio at December 31, 2011 and 2010, are presented in the following table.

Advances Portfolio by Product Type

	2011		2010
(Dollars In millions)	Par Amount	Percent of Total Par Amount	Par Amount	Percent of Total Par Amount
Adjustable – London Inter-Bank Offered Rate (LIBOR)	$34,006	50%	$48,944	52%
Adjustable – LIBOR, with caps and/or floors and PPS(1)	160	—	1,160	1
Adjustable – other indices	1	—	153	—
Subtotal adjustable rate advances	34,167	50	50,257	53
Fixed	24,004	37	35,373	38
Fixed – with PPS(1)	5,842	9	5,303	6
Fixed – putable at Bank's option	1,111	2	2,039	2
Fixed – putable at Bank's option with PPS(1)	350	—	398	—
Fixed – amortizing	348	—	395	—
Fixed – callable at member's option with PPS(1)	323	—	274	—
Fixed – callable at member's option	5	—	9	—
Fixed – with caps and PPS(1)	200	—	200	—
Subtotal fixed rate advances	32,183	48	43,991	46
Daily variable rate	1,086	2	661	1
Total par amount	$67,436	100%	$94,909	100%

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

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. These investments are also used as a source of liquidity to meet the Bank's financial obligations on a timely basis, which may supplement or reduce earnings. The Bank's total non-MBS investment portfolio was $16.1 billion as of December 31, 2011, a decrease of $15.0 billion, or 48%, from $31.1 billion as of December 31, 2010. The decline in the non-MBS investment portfolio was primarily due to the limited availability of high quality counterparties in the Federal funds market.

Cash and Due from Banks – Cash and due from banks increased to $3.5 billion at December 31, 2011, from $755 million at December 31, 2010. The increase in cash and due from banks at December 31, 2011, was due to the limited availability of high quality counterparties in the Federal funds market, which resulted in an increase in cash held at the Federal Reserve Bank of San Francisco.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $37.9 billion, or 31%, from $121.5 billion at December 31, 2010, to $83.6 billion at December 31, 2011. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 –Commitments and Contingencies.”

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

At December 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $114.8 billion, of which $24.4 billion were hedging advances, $87.2 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. At December 31, 2010, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $173.7 billion, of which $32.7 billion were hedging advances, $137.7 billion were hedging consolidated obligations, $2.3 billion were economically hedging trading securities, and $1.0 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During 2011, yields on intermediate-term U.S. Treasury securities declined because of increased investor demand for U.S. Treasury securities, continued accommodative Federal Reserve policy to address slow economic growth in the U.S., and increased European sovereign risks. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	December 31, 2011	December 31, 2010
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%
3-month Treasury bill	0.01	0.13
3-month LIBOR	0.58	0.30
2-year Treasury note	0.24	0.60
5-year Treasury note	0.83	2.01

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in 2011 and 2010. Lower issuance and continued investor demand for FHLBank debt resulted in lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Twelve Months Ended
(In basis points)	December 31, 2011	December 31, 2010
Consolidated obligation bonds	–21.4	–15.7
Consolidated obligation discount notes (one month and greater)	–23.5	–16.7

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

At December 31, 2011, assets associated with this segment were $25.3 billion (22% of total assets), an increase of $1.3 billion, or 5%, from $24.0 billion at December 31, 2010 (16% of total assets). The MBS portfolio increased $1.8 billion to $23.3 billion at December 31, 2011, from $21.5 billion at December 31, 2010, primarily because of purchases of agency residential MBS, and mortgage loan balances decreased $0.6 billion to $1.8 billion at December 31, 2011, from $2.4 billion at December 31, 2010. Average MBS investments decreased $1.7 billion in 2011 to $25.5 billion compared to $27.2 billion in 2010. Average mortgage loans were $2.1 billion in 2011, a decrease of $0.7 billion from $2.8 billion in 2010.

Adjusted net interest income for this segment was $555 million in 2011, a decrease of $9 million, or 2%, from $564 million in 2010. The decrease for 2011 was primarily due to lower average MBS and mortgage loan balances, partially offset by higher average profit spreads on the mortgage portfolio.

Adjusted net interest income for this segment was $564 million in 2010, an increase of $21 million, or 4%, from $543 million in 2009. The increase for 2010 was primarily due to a rise in the average profit spread on the mortgage portfolio, reflecting the favorable impact of lower interest rates, which enabled the Bank to refinance matured or called debt at lower rates, partially offset by the effect of lower average MBS and mortgage loan balances.

Adjusted net interest income for this segment represented 62%, 53%, and 44% of total adjusted net interest income for 2011, 2010, and 2009 respectively.

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

Mortgage loans that were purchased by the Bank under the MPF Program are qualifying conventional conforming fixed rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years. A conventional loan is one that is not insured by the federal government or any of its agencies. Conforming loan size, which is established annually as required by Finance Agency regulations, may not exceed the loan limits set by the Finance Agency each year. All MPF loans are secured by owner-occupied, one- to four-unit residential properties or single-unit second homes.

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

The FHLBank of Chicago, which developed the MPF Program, established the minimum eligibility standards for members to participate in the program, the structure of the MPF products, and the standard eligibility criteria for the loans; established pricing and managed the delivery mechanism for the loans; publishes and maintains the MPF Origination Guide and the MPF Servicing Guide; and provides operational support for the program. In addition, the FHLBank of Chicago acts as master servicer and as master custodian for the MPF loans held by the Bank and is compensated for these services through fees paid by the Bank. The FHLBank of Chicago is obligated to provide operational support to the Bank for all loans purchased until those loans are fully repaid.

At December 31, 2011 and 2010, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program.” Mortgage loan balances at December 31, 2011 and 2010, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	2011	2010
MPF Plus	$1,692	$2,203
Original MPF	149	197
Subtotal	1,841	2,400
Unamortized premiums	15	33
Unamortized discounts	(21)	(49)
Mortgage loans held for portfolio	1,835	2,384
Less: Allowance for credit losses	(6)	(3)
Mortgage loans held for portfolio, net	$1,829	$2,381

The Bank may allow one or more of the other FHLBanks to purchase participations, on a loan by loan basis, in all or a portion of the loans purchased by the Bank. As of December 31, 2011 and 2010, only the FHLBank of Chicago owned participation interests in some of the Bank's MPF loans.

The following table presents the balances of loans wholly owned by the Bank and loans with allocated participation interests that were outstanding as of December 31, 2011 and 2010.

Balances Outstanding on Mortgage Loans

(Dollars in millions)	2011	2010
Outstanding amounts wholly owned by the Bank	$1,191	$1,541
Outstanding amounts with participation interests by FHLBank:
San Francisco	650	859
Chicago	392	514
Total	$2,233	$2,914
Number of loans outstanding:
Number of outstanding loans wholly owned by the Bank	8,469	10,298
Number of outstanding loans participated	9,316	11,230
Total number of loans outstanding	17,785	21,528

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

Under the Bank's agreement with the FHLBank of Chicago, the credit risk is shared pro rata between the two FHLBanks according to: (i) their respective ownership of the loans in each Master Commitment for MPF Plus and (ii) their respective participation shares of the First Loss Account for the Master Commitment for Original MPF.

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

MBS Investments – The Bank's MBS portfolio was $23.3 billion, or 207% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks), at December 31, 2011, compared to $21.5 billion, or 157% of Bank capital, at December 31, 2010. During 2011, the Bank's MBS portfolio increased because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

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

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.3 billion, or 5%, to $25.3 billion at December 31, 2011, from $24.0 billion at December 31, 2010, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

At December 31, 2011, the notional amount of interest rate exchange agreements associated with the mortgage-related business totaled $14.8 billion, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio.

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

The Federal Reserve concluded its program to purchase GSE debt on March 31, 2010. In total, the Federal Reserve purchased $172 billion of GSE debt over 16 months, including $38 billion in FHLBank consolidated obligation bonds. Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During 2011, the FHLBanks issued $46 billion in global bonds, $176 billion in callable bonds, and $755 billion in auctioned discount notes.

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
The Bank’s ability to expand in response to increased member credit needs is based, in part, on the capital stock requirements for advances. A member is required to increase its capital stock investment in the Bank as its balance of outstanding advances increases. The activity-based capital stock requirement is currently 4.7% for advances, while the Bank’s minimum regulatory capital ratio requirement is currently 4.0%. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income (AOCI). The higher capital stock requirement for advances supports growth in the balance sheet, which includes not only increases in advances, but also increased investment in MBS and other investments.
The Bank is also able to contract its balance sheet in response to shareholders’ reduced credit needs. As changing shareholder credit needs result in reduced advances, shareholders will have capital stock in excess of the amount required by the Bank's capital plan. The Bank’s capital stock policies allow the Bank to repurchase a shareholder’s excess capital stock, at the Bank’s discretion, if the shareholder reduces its advances . The Bank may also allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to contract.

From December 31, 2007, to December 31, 2011, the Bank experienced a significant contraction of its balance sheet. Advances decreased from $251.0 billion at December 31, 2007, to $68.2 billion at December 31, 2011. The contraction of advances was supported by corresponding decreases in consolidated obligations. Consolidated obligations decreased from $303.7 billion at December 31, 2007, to $102.5 billion at December 31, 2011. The contraction was also supported by a decrease in capital stock. Capital stock outstanding, including mandatorily redeemable capital stock (a liability), decreased from $13.6 billion at December 31, 2007, to $10.4 billion at December 31, 2011. The decrease in capital stock was not proportional to the decreases in advances and consolidated obligations because the Bank did not repurchase any excess stock during 2009 and did not fully repurchase excess stock in 2010 and 2011 because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1.4 billion and $1.8 billion in excess capital stock in 2010 and 2011, respectively, and redeeming $3 million and $57 million in mandatorily redeemable capital stock in 2010 and 2011, respectively. Total excess capital stock was $6.2 billion, as of December 31, 2011, and $1.0 billion as of December 31, 2007.
The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including members’ mortgage loan originations, other asset portfolio growth, deposit growth, and the attractiveness of advances compared to other wholesale borrowing alternatives. The Bank regularly monitors current trends and anticipates future debt issuance needs with the objective of being prepared to fund its members’ credit needs and its investment opportunities.
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

Capital

The Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock, at the Bank's discretion and subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days' written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder's excess capital stock at the shareholder's request, at the Bank's discretion and subject to certain statutory and regulatory requirements. Excess capital stock is defined as any stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created primarily by declining advance balances in 2011. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1.8 billion and $1.4 billion in excess capital stock during 2011 and 2010, respectively.

During 2011 and 2010, the relevant five-year redemption period expired for $57 million and $3 million,

respectively, in mandatorily redeemable capital stock, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6.2 billion as of December 31, 2011, and $6.7 billion as of December 31, 2010.

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at December 31, 2011 and 2010. During 2011, the Bank's risk-based capital requirement increased from $4.2 billion at December 31, 2010, to $4.9 billion at December 31, 2011. The increase was primarily due to the lower credit quality of the Bank's PLRMBS portfolio.

Regulatory Capital Requirements

	2011		2010
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,915	$12,176	$4,209	$13,640
Total regulatory capital	$4,542	$12,176	$6,097	$13,640
Total regulatory capital ratio	4.00%	10.72%	4.00%	8.95%
Leverage capital	$5,678	$18,264	$7,621	$20,460
Leverage ratio	5.00%	16.08%	5.00%	13.42%

The Bank's total regulatory capital ratio increased to 10.72% at December 31, 2011, from 8.95% at December 31, 2010, primarily because of the decline in advances outstanding.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on March 16, 2012. This repurchase, combined with the scheduled redemption of $5 million in mandatorily redeemable capital stock during the first quarter of 2012, will reduce the Bank's excess capital stock by up to $505 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

Business Risk

Business risk is defined as the possibility of an adverse impact on the Bank's profitability or financial or business strategies resulting from business factors that may occur in both the short and long term. Such factors may include, but are not limited to, an increase in the cost of consolidated obligation bonds and discount notes relative to benchmark interest rates such as yields on U.S. Treasury securities, MBS repurchase agreements, and LIBOR; continued financial services industry consolidation; concentration among members; the introduction of competing products and services; increased inter-FHLBank and non-FHLBank competition; initiatives to change the FHLBank System's status as a GSE; changes in regulatory authority to make advances to members or to invest in mortgage assets; changes in the deposit and mortgage markets for the Bank's members; regulatory changes affecting the Bank's members; and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives.
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

Advances. The following tables present the concentration in advances and the interest income from the advances before the impact of interest rate exchange agreements associated with advances to the Bank's top five borrowers and their affiliates at December 31, 2011 and 2010.

Concentration of Advances and Interest Income from Advances Top Five Borrowers and Their Affiliates

(Dollars in millions)

December 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$16,100	24%	$121	12%
JPMorgan Chase Bank, National Association(3)	1,562	2	18	2
Subtotal JPMorgan Chase & Co.	17,662	26	139	14
Citibank, N.A.(3)	15,808	23	56	6
Bank of America California, N.A.	5,850	9	66	7
Bank of the West	4,611	7	111	11
OneWest Bank, FSB	4,190	6	111	11
Subtotal top five borrowers and their affiliates	48,121	71	483	49
Others	19,315	29	498	51
Total	$67,436	100%	$981	100%

December 31, 2010

Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.(3)	$28,488	30%	$94	6%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	20,950	22	53	3
JPMorgan Chase Bank, National Association(3)	4,075	4	301	18
Subtotal JPMorgan Chase & Co.	25,025	26	354	21
Bank of America California, N.A.	9,954	11	123	7
OneWest Bank, FSB	5,900	6	207	13
Bank of the West	4,641	5	181	11
Subtotal top five borrowers and their affiliates	74,008	78	959	58
Others	20,901	22	705	42
Total	$94,909	100%	$1,664	100%

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

(3)	Nonmember institutions (Citibank, N.A., as of June 28, 2011).

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

If these institutions were to prepay the advances (subject to the Bank's limitations on the amount of advances prepayments from a single borrower in a day or a month) or repay the advances as they came due and no other advances were made to replace them, the Bank's assets would decrease significantly and income could be adversely affected. The loss of a significant amount of advances could have a material adverse impact on the Bank's dividend rate until appropriate adjustments were made to the Bank's capital level, outstanding debt, and operating expenses. The timing and magnitude of the impact would depend on a number of factors, including: (i) the amount of advances prepaid or repaid and the period over which the advances were prepaid or repaid, (ii) the amount and timing of any decreases in capital, (iii) the profitability of the advances, (iv) the size and profitability of the Bank's investments, (v) the extent to which debt matured as the advances were prepaid or repaid, and (vi) the ability of the Bank to extinguish debt or transfer it to other FHLBanks and the costs to extinguish or transfer the debt. As discussed in “Item 1. Business – Our Business Model,” the Bank's financial strategies are designed to enable it to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs while paying a market-rate dividend. Under the Bank's capital plan, Class B stock is redeemable upon five years' notice, subject to certain conditions. However, at its discretion, under certain conditions the Bank may repurchase excess Class B stock at any time before the five years have expired.

MPF Program. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2011 and 2010.

Concentration of Mortgage Loans

(Dollars in millions)

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association(1)	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

(1)	Nonmember institution.

Members that sold mortgage loans to the Bank through the MPF Program made representations and warranties that the loans complied with the MPF underwriting guidelines. In the event a mortgage loan does not comply with the MPF underwriting guidelines, the Bank's agreement with the institution provides that the institution is required to repurchase the loan as a result of the breach of the institution's representations and warranties. The Bank may, at its discretion, choose to retain the loan if the Bank determines that the noncompliance can be cured or mitigated through additional contract assurances from the institution or any successor. In addition, all participating institutions have retained the servicing on the mortgage loans purchased by the Bank, and the servicing obligation of any former participating institution is held by the successor or another Bank-approved financial institution. The FHLBank of Chicago (the MPF Provider and master servicer) has contracted with Wells Fargo Bank of Minnesota, N.A., to monitor the servicing performed by all participating institutions and successors, including JPMorgan Chase, National Association, and OneWest Bank, FSB. The Bank obtains a Type II Statement on Standards for Attestation Engagements (SSAE) No. 16 service auditor's report to confirm the effectiveness of the MPF Provider's controls over the services it provides to the Bank, including its monitoring of the participating institution's servicing. The FHLBank of Chicago outsourced a portion of its infrastructure controls to a third party, and as a result, the Bank receives an additional report addressing the effectiveness of controls performed by the third party. The Bank has the right to transfer the servicing at any time, without paying the participating institution or any successor a servicing termination fee, in the event a participating institution or any successor does not meet the MPF servicing requirements. The Bank may also transfer servicing without cause subject to a servicing transfer fee payable to the participating institution or any successor.

Investments. The following table presents the portfolio concentration in the Bank’s investment portfolios at December 31, 2011 and 2010, with U.S. government corporation and GSE issuers and other issuers (at the time of purchase), whose aggregate carrying values represented 10% or more of the Bank’s capital (including mandatorily redeemable capital stock). The amounts include securities issued by the issuer’s holding company, along with its affiliated companies.

Investments: Portfolio Concentration

	2011		2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-MBS:
Interest-bearing deposits:
Nordea Bank Finland	$—	$—	$1,491	$1,491
Other interest-bearing deposits(1)	3,539	3,539	5,343	5,343
Total interest-bearing deposits	3,539	3,539	6,834	6,834
Commercial paper:
General Electric Capital Corporation	1,500	1,500	1,500	1,500
Other commercial paper(1)	300	300	1,000	1,000
Total commercial paper	1,800	1,800	2,500	2,500
Housing finance agency bonds	646	510	743	624
GSEs:
Federal Farm Credit Bank (FFCB) bonds	1,867	1,867	2,366	2,366
Temporary Liquidity Guarantee Program (TLGP) securities:
General Electric Capital Corporation	1,961	1,961	1,803	1,803
Other TLGP securities(1)	888	888	553	553
Total TLGP securities	2,849	2,849	2,356	2,356
Total non-MBS	10,701	10,565	14,799	14,680
MBS:
Other U.S. obligations:
Ginnie Mae(1)	234	243	53	53
GSEs:
Freddie Mac	3,374	3,507	2,326	2,403
Fannie Mae	8,315	8,619	5,927	6,135
Total GSEs	11,689	12,126	8,253	8,538
PLRMBS:
Bank of America Corporation	1,245	1,208	1,432	1,484
Countrywide Financial Corporation	1,800	1,781	2,092	2,176
IndyMac Bank, F.S.B.	1,348	1,339	1,402	1,630
Lehman Brothers Inc.	1,853	1,769	2,073	2,074
Other(1)	5,132	4,804	6,166	6,025
Total PLRMBS	11,378	10,901	13,165	13,389
Total MBS	23,301	23,270	21,471	21,980
Total securities	34,002	33,835	36,270	36,660
Federal funds sold:
Toronto Dominion Bank	1,245	1,245	1,974	1,974
Australia & New Zealand Bank Group	1,000	1,000	1,250	1,250
BNP Paribas	—	—	1,221	1,221
Other Federal funds sold(1)	3,121	3,121	11,867	11,867
Total Federal funds sold	5,366	5,366	16,312	16,312
Total investments	$39,368	$39,201	$52,582	$52,972

(1)	Includes issuers of securities that have a carrying value that is less than 10% of total Bank capital (including mandatorily redeemable capital stock).

Many of the Bank’s members and their affiliates are extensively involved in residential mortgage finance. Accordingly, members or their affiliates may be involved in the sale of MBS to the Bank or in the origination or securitization of the mortgage loans backing the MBS purchased by the Bank.

The Bank held approximately $3.3 billion carrying value of MBS at December 31, 2011, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $1.7 billion carrying value of MBS at December 31, 2011, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

The Bank held approximately $3.7 billion carrying value of MBS at December 31, 2010, that had been issued by entities sponsored by five members or their affiliates at the time of purchase. In addition, the Bank held $2.0 billion carrying value of MBS at December 31, 2010, that had been purchased from three registered securities dealers that were affiliates of members at the time of purchase.

Capital Stock. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2011 and 2010.

Concentration of Capital Stock Including Mandatorily Redeemable Capital Stock

(Dollars in millions)	2011		2010
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$2,884	28%	$3,445	29%
Banamex, USA	2	—	—	—
Subtotal Citigroup Inc.	2,886	28	3,445	29
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,340	13	1,099	9
JPMorgan Chase Bank, National Association(2)	893	9	1,566	13
Subtotal JPMorgan Chase & Co.	2,233	22	2,665	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,183	11	1,435	12
Wells Fargo Financial National Bank	4	—	5	—
Subtotal Wells Fargo & Company	1,187	11	1,440	12
Total capital stock ownership over 10%	6,306	61	7,550	63
Others	4,067	39	4,481	37
Total	$10,373	100%	$12,031	100%

(1)
The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its merger with an affiliate outside of the Bank's district.

(2)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Derivatives Counterparties. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of December 31, 2011 and 2010.

Concentration of Derivatives Counterparties

(Dollars in millions)		2011		2010
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$25,836	20%	$26,321	14%
Deutsche Bank AG	A	24,055	19	28,818	15
JPMorgan Chase Bank, National Association	A	15,961	12	24,055	13
UBS AG	A	15,398	12	24,200	13
Citigroup Inc.:
Citibank, N.A.	A	11,779	9	19,172	10
Citigroup Financial Products	A	27	—	55	—
Subtotal Citigroup Inc.		11,806	9	19,227	10
Subtotal		93,056	72	122,621	65
Others	At least A	36,520	28	67,789	35
Total		$129,576	100%	$190,410	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings at December 31, 2011.

Liquidity Risk

Liquidity risk is defined as the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members in a timely and cost-efficient manner. The Bank is required to maintain liquidity for operating needs and for contingency purposes in accordance with Finance Agency regulations and guidelines and with the Bank's own Risk Management Policy. The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations for which it is the primary obligor, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of appropriate investment opportunities, and cover unforeseen liquidity demands.

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, interest-bearing deposits, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds are allocated under stressed market conditions. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank's capital as a primary source of funds to satisfy these requirements and objectives.

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances; for this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

In addition to the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during 2011 and 2010. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following December 31, 2011 and 2010. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of December 31, 2011		As of December 31, 2010
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$100	$100	$304	$304
Commitments to purchase investments	—	54	—	—
Demand deposits	628	628	925	925
Maturing member term deposits	1	1	3	16
Discount note and bond maturities and expected exercises of bond call options	820	24,691	2,309	21,949
Subtotal obligations	1,549	25,474	3,541	23,194
Sources of available funds:
Maturing investments	1,250	11,879	11,198	25,946
Cash at Federal Reserve Bank of San Francisco	3,493	3,493	754	754
Proceeds from scheduled settlements of discount notes and bonds	200	200	30	205
Maturing MBS	—	1	—	—
Maturing advances and scheduled prepayments	1,463	13,126	2,061	13,857
Subtotal sources	6,406	28,699	14,043	40,762
Net funds available	4,857	3,225	10,502	17,568
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	20,278	—	17,964
Marketable money market investments	—	—	5,881	—
TLGP securities	2,763	2,189	2,311	2,017
FFCB bonds	1,811	1,245	2,366	2,366
Subtotal contingent sources	4,574	23,712	10,558	22,347
Total contingent funds available	$9,431	$26,937	$21,060	$39,915

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
In addition, Section 11(i) of the FHLBank Act authorizes the U.S. Treasury to purchase certain obligations issued by the FHLBanks aggregating not more than $4.0 billion under certain conditions. There were no such purchases by the U.S. Treasury during the two-year period ended December 31, 2011.

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

Advances. The Bank manages the credit risk of advances and other member credit products by monitoring the creditworthiness of the borrowers and the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the borrowers that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to borrowers that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

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

To identify the credit strength of each borrower, other than community development financial institutions (CDFIs), the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advance and collateral terms may be adjusted based on the results of this credit analysis.

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

The Bank underwrites and actively monitors the financial condition and performance of all borrowers to determine and periodically assess creditworthiness. The Bank uses, to the extent available, financial information provided by the borrower, quarterly financial reports filed by borrowers with their primary regulators, regulatory examination reports and known regulatory enforcement actions, and public information. In determining creditworthiness, the Bank considers available examination findings, performance trends and forward-looking information, the borrower's business model, changes in risk profile, capital adequacy, asset quality, profitability, interest rate risk, supervisory history, the results of periodic collateral field reviews conducted by the Bank, the risk profile of the collateral, and the amount of eligible collateral on the borrower's balance sheet.

In accordance with the FHLBank Act, borrowers may pledge the following eligible assets to secure advances: one- to four-family first lien residential mortgage loans; multifamily mortgage loans; MBS; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including without limitation MBS backed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash or deposits in the Bank; and certain other real estate-related collateral, such as commercial real estate loans and second lien residential mortgage loans or home equity loans. The Bank may also accept secured small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such secured loans as eligible collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. The Housing Act defined community financial institutions as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding three-year period of $1 billion or less. The Finance Agency adjusts the average total asset cap for inflation annually.

Under the Bank's written lending agreements with its borrowers, its credit and collateral policies, and applicable statutory and regulatory provisions, the Bank has the right to take a variety of actions to address credit and collateral concerns, including calling for the borrower to pledge additional or substitute collateral (including ineligible collateral) at any time that advances are outstanding to the borrower, and requiring the delivery of all pledged collateral. In addition, if a borrower fails to repay any advance or is otherwise in default on its obligations to the Bank, the Bank may foreclose on and liquidate the borrower's collateral and apply the proceeds toward repayment of the borrower's advances. The Bank's collateral policies are designed to address changes in the value of collateral and the risks and costs relating to foreclosure and liquidation of collateral, and the Bank periodically adjusts the amount it is willing to lend against various types of collateral to reflect these factors. Market conditions, the volume and condition of the borrower's collateral at the time of liquidation, and other factors could affect the amount of proceeds the Bank is able to realize from liquidating a borrower's collateral. In addition, the Bank could sell collateral over an extended period of time, rather than liquidating it immediately, and the Bank would have the right to receive principal and interest payments made on the collateral it continued to hold and apply those proceeds toward repayment of the borrower's advances.

The Bank perfects its security interest in securities collateral by taking delivery of all securities at the time they are pledged. The Bank perfects its security interest in loan collateral by filing a UCC-1 financing statement for each borrower that pledges loans. The Bank may also require delivery of loan collateral under certain conditions (for example, from a newly formed institution or when a borrower's creditworthiness deteriorates below a certain level). In addition, the FHLBank Act provides that any security interest granted to the Bank by any member or member affiliate has priority over the claims and rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers for value or by parties that have actual perfected security interests.

Pursuant to the Bank's lending agreements with its borrowers, the Bank limits extensions of credit to a percentage of the market value or unpaid principal balance of pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the borrower's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower's financial strength and condition, and the concentration of collateral type. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a borrower's pledged eligible collateral must meet or exceed the total amount of the borrower's outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. The Bank monitors each borrower's aggregate borrowing capacity and collateral requirements on a daily basis by comparing the borrower's borrowing capacity to its obligations to the Bank.

When a nonmember financial institution acquires some or all of the assets and liabilities of a member, including outstanding advances and Bank capital stock, the Bank may allow the advances to remain outstanding, at its discretion. The nonmember borrower is required to meet all the Bank's credit, collateral, and capital stock requirements, including requirements regarding creditworthiness and collateral borrowing capacity.

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of December 31, 2011 and 2010. During 2011, the Bank's internal credit ratings improved slightly for some members and nonmember borrowers. To identify the credit strength of each borrower, the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Advances and collateral terms may be adjusted based on the results of this credit analysis.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)

December 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	120	78	$41,276	$117,959	35%
4-6	204	112	30,302	53,120	57
7-10	60	31	1,158	3,147	37
Total with CQR	384	221	72,736	174,226	42
CDFIs	2	2	21	28	75
Total	386	223	$72,757	$174,254	42%

December 31, 2010
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	87	58	$40,552	$85,967	47%
4-6	216	141	58,163	107,634	54
7-10	90	53	2,235	5,839	38
Total	393	252	$100,950	$199,440	51%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)

December 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$247
11% – 25%	10	19,404	22,512
26% – 50%	32	19,791	32,519
More than 50%	172	33,324	118,976
Total	223	$72,757	$174,254

December 31, 2010
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	12	$344	$358
11% – 25%	28	15,624	18,190
26% – 50%	53	69,639	114,676
More than 50%	159	15,343	66,216
Total	252	$100,950	$199,440

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Total collateral borrowing capacity declined in 2011 because members and nonmembers reduced the amount of collateral they pledged to the Bank as they reduced their borrowings. Based on the collateral pledged as security for advances, the Bank's credit analyses of borrowers' financial condition, and the Bank's credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. Therefore, no allowance for credit losses on advances is deemed necessary by the Bank. The Bank has never experienced any credit losses on advances.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of December 31, 2011, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 90% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgages, home equity loans, or commercial real estate), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2011 and 2010.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2011		2010
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$251	$248	$503	$497
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	5,132	5,047	3,799	3,769
Agency pools and collateralized mortgage obligations	12,697	12,469	14,395	14,111
PLRMBS – publicly registered AAA-rated senior tranches	49	33	274	203
PLRMBS – publicly registered AA-rated senior tranches	10	6	24	12
PLRMBS – publicly registered A-rated senior tranches	9	2	87	16
PLRMBS – publicly registered BBB-rated senior tranches	54	12	47	7
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	8	6	22	18
Term deposits with the Bank	1	1	16	16
Total	$18,211	$17,824	$19,167	$18,649

With respect to loan collateral, most borrowers may choose to pledge loan collateral using a specific identification method or a blanket lien method. Borrowers pledging under the specific identification method must provide a detailed listing of all the loans pledged to the Bank on a monthly or quarterly basis. Under the blanket lien method, a borrower generally pledges the following loan types, whether or not the individual loans are eligible to receive borrowing capacity: all loans secured by real estate; all loans made for commercial, corporate, or business purposes; and all participations in these loans. Borrowers pledging under the blanket lien method may provide a detailed listing of loans or may use a summary reporting method.

The Bank may require certain borrowers to deliver pledged loan collateral to the Bank for one or more reasons, including the following: the borrower is a de novo institution (chartered within the last three years), the Bank is concerned about the borrower's creditworthiness, or the Bank is concerned about the maintenance of its collateral or the priority of its security interest. Borrowers required to deliver loan collateral must pledge those loans under the blanket lien method with detailed reporting. The Bank's largest borrowers are required to report detailed data on a monthly basis and may pledge loan collateral using either the specific identification method or the blanket lien method with detailed reporting.

As of December 31, 2011, 58% of the loan collateral pledged to the Bank was pledged by 34 institutions under specific identification, 33% was pledged by 185 institutions under blanket lien with detailed reporting, and 9% was pledged by 99 institutions under blanket lien with summary reporting.

The Bank monitors each borrower's borrowing capacity and collateral requirements on a daily basis. The borrowing capacities for loan collateral reflect the assigned value of the collateral and a margin for the costs and risks of liquidation. The Bank reviews the margins for loan collateral regularly and may adjust them at any time as market conditions change.

The Bank assigns a value to loan collateral using one of two methods. For mortgage loans that are reported to the Bank with detailed information on the individual loans, the Bank uses third-party pricing vendors to price all the loans on a quarterly basis. The third-party vendors use proprietary analytical tools to calculate the value of each residential mortgage loan. The vendors model the future performance of each individual loan and generate the monthly cash flows given the current loan characteristics and applying specific market assumptions. The value of each loan is determined based on the present value of those cash flows after being discounted by the current market yields commonly used by buyers of these types of loans. The current market yields are derived by the third-party pricing vendors from prevailing conditions in the secondary market. For mortgage loans pledged under a blanket lien with summary reporting, the Bank establishes a standard market value for each collateral type based on quarterly pricing results.

For each borrower that pledges loan collateral, the Bank conducts loan collateral field reviews once every six months or every one, two, or three years, depending on the risk profile of the borrower and the types of collateral pledged by the borrower. During the borrower's collateral field review, the Bank examines a statistical sample of the borrower's pledged loans to validate loan ownership, to confirm the existence of the critical legal documents, to identify documentation and servicing deficiencies, and to verify eligibility. Based on any loan defects identified in the pool of sample loans, the Bank determines the applicable non-credit secondary market discounts. The Bank also sends the sample loans to a third-party pricing vendor for valuation of the financial and credit-related attributes of the loans. The Bank adjusts the borrower's borrowing capacity for each collateral type in its pledged portfolio based on the pricing of the field review sample loans and the non-credit secondary market discounts identified in the field review.

As of December 31, 2011, the Bank's maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity of small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.
The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at December 31, 2011 and 2010.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	2011		2010
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$119,089	$78,938	$158,001	$105,506
Second lien residential mortgage loans	40,154	9,668	77,098	15,068
Multifamily mortgage loans	36,865	28,953	33,810	20,733
Commercial mortgage loans	47,582	29,417	51,502	27,258
Loan participations(1)	13,138	8,637	16,717	11,600
Small business, small farm, and small agribusiness loans	3,046	710	3,031	478
Other	764	107	1,015	148
Total	$260,638	$156,430	$341,174	$180,791

(1) The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At December 31, 2011 and 2010, the amount of these loans totaled $19 billion and $30 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, borrowers with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. These assets have more credit risk than advances. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency's acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single “Master Commitment” for the member selling the loans:

1.	The first layer of protection against loss is the liquidation value of the real property securing the loan.

2.	The next layer of protection comes from the primary mortgage insurance that is required for loans with an initial loan-to-value ratio greater than 80%, if still in place.

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

Under Original MPF, the First Loss Account accumulates over the life of the Master Commitment. Each month, the outstanding aggregate principal balance of the loans at monthend is multiplied by an agreed-upon percentage (typically 4 basis points per annum), and that amount is added to the First Loss Account. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the First Loss Account for that Master Commitment up to the amount accumulated in the First Loss Account at that time. Over time, the First Loss Account may cover the expected credit losses on a Master Commitment, although losses that are greater than expected or that occur early in the life of the Master Commitment could exceed the amount accumulated in the First Loss Account. In that case, the excess losses would be charged next to the member's credit enhancement to the extent available. The Bank had de minimis losses in 2011, 2010, and 2009 on the sale of real estate owned (REO) property acquired as a result of foreclosure on MPF Original loans. The Bank recovered the losses through available credit enhancement fees in 2010 and 2009. In 2011, the Bank incurred a de minimis loss in excess of all credit enhancement on the sale of one property. As a result of declines in the credit performance of certain master commitments combined with more stringent credit enhancement requirements in the NRSRO methodology, five of the ten Original MPF master commitments, totaling $136 million and representing 91% of total current principal, could no longer achieve the specified rating equivalent because of insufficient levels of credit enhancement. For each master commitment, the Bank considers the credit performance, credit enhancement levels, and the NRSRO rating equivalent in the determination of its risk-based capital requirements, and the credit performance and credit enhancement levels in the evaluation of appropriate loan loss allowances.

The aggregate First Loss Account for all participating institutions for Original MPF for the years ended December 31, 2011, 2010, and 2009, was as follows:

First Loss Account for Original MPF

(In millions)	2011	2010	2009
Balance, beginning of the year	$1.1	$1.1	$1.0
Amount accumulated during the year	—	—	0.1
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	(0.3)	$—	$—
Balance, end of the year	$0.8	$1.1	$1.1

The participating institution's credit enhancement obligation under Original MPF must be collateralized by the participating institution in the same way that advances from the Bank are collateralized, as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Advances.” For taking on the credit enhancement obligation, the Bank pays the participating institution a monthly credit enhancement fee, typically 10 basis points per annum, calculated on the unpaid principal balance of the loans in the Master Commitment. The Bank charges this amount to interest income, effectively reducing the overall yield earned on the loans purchased by the Bank. The Bank reduced net interest income for credit enhancement fees totaling $0.2 million in 2011, $0.2 million in 2010, and $0.3 million in 2009 for Original MPF loans.

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

At December 31, 2011, the deductibles under the SMI policies totaled approximately 20% of the participating institutions' credit enhancement obligation on MPF Plus loans. At December 31, 2010, the deductibles under the SMI policies totaled approximately 17% of the participating members' credit enhancement obligation on MPF Plus loans. None of the SMI was provided by participating institutions or their affiliates at December 31, 2011 and 2010.

As a result of more stringent credit enhancement requirements in the NRSRO methodology or declines in the NRSRO claims-paying ability ratings of the SMI companies, as of December 31, 2011, four of the Bank's MPF Plus master commitments (totaling $1.5 billion and representing 89% of outstanding MPF Plus balances) were no longer the credit equivalent of an AA rating or better. Three of these master commitments (totaling $1.4 billion) continued to rely on SMI coverage for a portion of their credit enhancement obligation, which was provided by two SMI companies and totaled $27.0 million. The claims-paying ability ratings of these two SMI companies were below the AA rating required for the program; one was rated BB- and the other one was rated B+. The participating institutions associated with the relevant master commitments have chosen to forego their performance-based credit enhancement fees rather than assume the credit enhancement obligation. The largest of the commitments (totaling $1.3 billion) did not achieve AA- credit equivalency solely because the SMI company was rated BB-.

The First Loss Account for MPF Plus for the years ended December 31, 2011, 2010, and 2009, was as follows:

First Loss Account for MPF Plus

(In millions)	2011	2010	2009
Balance, beginning of the year	$12.5	$12.5	$12.6
Amount accumulated during the year	—	—	—
Losses incurred in excess of liquidation value of the real property securing the loan and primary mortgage insurance	(1.0)	—	(0.1)
Balance, end of the year	$11.5	$12.5	$12.5

Under MPF Plus, the Bank pays the participating institution a credit enhancement fee that is divided into a fixed credit enhancement fee and a performance-based credit enhancement fee. The fixed credit enhancement fee is paid each month beginning with the month after each loan delivery. The performance-based credit enhancement fee accrues monthly beginning with the month after each loan delivery and is paid to the member beginning 12 months later. Performance-based credit enhancement fees payable to the member are reduced by an amount equal to loan losses that are absorbed by the First Loss Account, up to the full amount of the First Loss Account established for each Master Commitment. If losses absorbed by the First Loss Account, net of previously withheld performance-based credit enhancement fees, exceed the credit enhancement fee payable in any period, the excess will be carried forward and applied against future performance-based credit enhancement fees. The Bank incurred a $0.9 million loss beyond credit enhancement on the sale of REO properties acquired as a result of MPF Plus loans in 2011; de minimis losses in 2010 and 2009 were recovered through the performance-based credit enhancement fees. The

Bank reduced net interest income for credit enhancement fees totaling $1.2 million in 2011, $1.0 million in 2010, and $2.5 million in 2009 for MPF Plus loans. The Bank's liability for performance-based credit enhancement fees for MPF Plus was $0.2 million at December 31, 2011, $0.3 million at December 31, 2010, and $1.1 million at December 31, 2009.

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

The Bank performs periodic reviews of its mortgage loan portfolio to identify the probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. The overall allowance is determined by an analysis that includes consideration of observable data such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions, taking into account the credit enhancement provided by the member under the terms of each Master Commitment. The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2011, 2010, and 2009, was as follows:

Allowance for Credit Losses on Mortgage Loan Portfolio

(Dollars in millions)	2011	2010	2009
Balance, beginning of the year	$3.3	$2.0	$1.0
Chargeoffs – transferred to REO	(1.6)	(1.1)	(0.3)
Provision for credit losses	4.2	2.4	1.3
Balance, end of the year	$5.9	$3.3	$2.0
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.07)%	(0.05)%	(0.01)%

The increase in the estimated allowance for credit losses during 2011 is primarily due to the continued decline in estimated property values along with increases in expected liquidation expenses. In addition, serious delinquencies, as well as expectations regarding future defaults, also increased.

For three MPF Plus master commitments, the external ratings of the SMI providers have declined. Because the relevant participating institutions have elected not to assume the credit enhancement obligations as their own, the Bank has discontinued paying the associated performance-based credit enhancement fees, in accordance with the terms of the applicable agreements. Formerly, upon a realized loss, the Bank would have withheld credit enhancement fees up to the amount of the SMI deductible to offset the loss. Because these fees are no longer owed to the participating institutions, they cannot be withheld to offset a loss. Instead, the Bank has now begun to directly recognize the potential loan losses in the related loss allowance account.

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

Mortgage loan delinquencies (based on recorded investment) for the years ended December 31, 2011 and 2010, were as follows:

Mortgage Loan Delinquencies

(Dollars in millions)	2011	2010
30 – 59 days delinquent	$24	$27
60 – 89 days delinquent	9	8
90 days or more delinquent	34	29
Total past due	67	64
Total current loans	1,777	2,330
Total mortgage loans	$1,844	$2,394
In process of foreclosure, included above	$21	$18
Nonaccrual loans	$34	$29
Loans past due 90 days or more and still accruing interest	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	3.60%	2.66%
Serious delinquencies(1) as a percentage of total mortgage loans outstanding	1.83%	1.23%

(1)	Represents loans that are 90 days or more past due or in the process of foreclosure.

For 2011 and 2010, the interest on nonaccrual loans that was contractually due and recognized in income was as follows:

Interest on Nonaccrual Loans

(In millions)	2011	2010
Interest contractually due on nonaccrual loans during the year	$2	$1
Interest recognized in income for nonaccrual loans during the year	—	—
Shortfall	$2	$1

For 2009, the total amount of interest income that was contractually due on the nonaccrual loans, all of which was received, was insignificant.

Delinquencies amounted to 3.60% of the total loans in the Bank's portfolio as of December 31, 2011, which was below the national delinquency rate for prime fixed rate mortgages of 4.47% in the fourth quarter of 2011 published in the Mortgage Bankers Association's National Delinquency Survey. Delinquencies amounted to 2.66% of the total loans in the Bank's portfolio as of December 31, 2010, which was below the national delinquency rate for prime fixed rate mortgages of 4.96% in the fourth quarter of 2010 published in the Mortgage Bankers Association's National Delinquency Survey. The weighted average age of the Bank's MPF mortgage loan portfolio was 101 months as of December 31, 2011, and 89 months as of December 31, 2010.

At December 31, 2011, the Bank’s other assets included $2 million of REO resulting from the foreclosure of 25 mortgage loans held by the Bank. At December 31, 2010, the Bank’s other assets included $3 million of REO resulting from the foreclosure of 30 mortgage loans held by the Bank.
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

Investment Credit Exposure
(In millions)
December 31, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Non-MBS
Interest-bearing deposits	$—	$—	$3,539	$—	$—	$—	$—	$—	$—	$3,539
Commercial paper(2)	—	1,500	300	—	—	—	—	—	—	1,800
Housing finance agency bonds	—	187	—	459	—	—	—	—	—	646
GSEs:
FFCB bonds	—	1,867	—	—	—	—	—	—	—	1,867
TLGP securities(3)	—	2,849	—	—	—	—	—	—	—	2,849
Total non-MBS	—	6,403	3,839	459	—	—	—	—	—	10,701
MBS
Other U.S. obligations:
Ginnie Mae	—	234	—	—	—	—	—	—	—	234
GSEs:
Freddie Mac	—	3,374	—	—	—	—	—	—	—	3,374
Fannie Mae	—	8,315	—	—	—	—	—	—	—	8,315
Total GSEs	—	11,689	—	—	—	—	—	—	—	11,689
PLRMBS:
Prime	72	306	387	700	529	330	413	178	118	3,033
Alt-A, option ARM	—	—	—	—	—	—	936	53	26	1,015
Alt-A, other	36	137	196	667	434	771	3,412	719	958	7,330
Total PLRMBS	108	443	583	1,367	963	1,101	4,761	950	1,102	11,378
Total MBS	108	12,366	583	1,367	963	1,101	4,761	950	1,102	23,301
Total securities	108	18,769	4,422	1,826	963	1,101	4,761	950	1,102	34,002
Federal funds sold	—	5,366	—	—	—	—	—	—	—	5,366
Total investments	$108	$24,135	$4,422	$1,826	$963	$1,101	$4,761	$950	$1,102	$39,368

Investment Credit Exposure
(In millions)
December 31, 2010
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Non-MBS
Interest-bearing deposits	$—	$3,334	$3,500	$—	$—	$—	$—	$—	$—	$6,834
Commercial paper(2)	—	1,500	1,000	—	—	—	—	—	—	2,500
Housing finance agency bonds	—	222	521	—	—	—	—	—	—	743
GSEs:
FFCB bonds	2,366	—	—	—	—	—	—	—	—	$2,366
TLGP securities(3)	2,356	—	—	—	—	—	—	—	—	2,356
Total non-MBS	4,722	5,056	5,021	—	—	—	—	—	—	14,799
MBS
Other U.S. obligations:
Ginnie Mae	53	—	—	—	—	—	—	—	—	53
GSEs:
Freddie Mac	2,326	—	—	—	—	—	—	—	—	2,326
Fannie Mae	5,927	—	—	—	—	—	—	—	—	5,927
Total GSEs	8,253	—	—	—	—	—	—	—	—	8,253
PLRMBS:
Prime	1,521	709	515	211	92	194	374	266	73	3,955
Alt-A, option ARM	—	—	—	—	155	96	775	72	—	1,098
Alt-A, other	230	735	583	408	301	1,140	3,553	282	880	8,112
Total PLRMBS	1,751	1,444	1,098	619	548	1,430	4,702	620	953	13,165
Total MBS	10,057	1,444	1,098	619	548	1,430	4,702	620	953	21,471
Total securities	14,779	6,500	6,119	619	548	1,430	4,702	620	953	36,270
Federal funds sold	—	10,374	5,938	—	—	—	—	—	—	16,312
Total investments	$14,779	$16,874	$12,057	$619	$548	$1,430	$4,702	$620	$953	$52,582

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

(3)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

For all the securities in its available-for-sale and held-to-maturity portfolios and for Federal funds sold, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of December 31, 2011, all of the gross unrealized losses on its short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness; the short-term unsecured Federal funds sold, interest-bearing deposits, and commercial paper were all with issuers that had credit ratings of at least A at December 31, 2011; and all of the securities matured prior to the date of this report. The Bank has recovered the entire amortized cost basis of these securities.

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

Unsecured Credit Policy Limits

		Unsecured Credit Limit Amount (Lower of Percentage of Bank Capital or Percentage of Counterparty Capital)
	Long-Term Credit Rating(1)	Maximum Percentage Limit for Outstanding Term(2)	Maximum Percentage Limit for Total Outstanding	Maximum Investment Term (Months)
Member counterparty	AAA	15%	30%	9
	AA	14	28	6
	A	9	18	3
	BBB	—	6	Overnight
Nonmember counterparty	AAA	15	20	9
	AA	14	18	6
	A	9	12	3

(1)	Long-term credit ratings are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Other comparable agency scores may also be used by the Bank.

(2)	Term limit applies to unsecured extensions of credit excluding Federal funds transactions with a maturity of one day or less and Federal funds subject to a continuing contract.

The Bank's unsecured investment credit limits and terms for member counterparties may be less stringent than for nonmember counterparties because the Bank has access to more information about members to assist in evaluating the member counterparty credit risk.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district, which is the Eleventh District of the FHLBank System. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At December 31, 2011, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At December 31, 2011, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $136 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of December 31, 2011, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank also invests in corporate debentures issued under the Temporary Liquidity Guarantee Program (TLGP), which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of December 31, 2011, all the gross unrealized losses on its

TLGP securities are temporary.

The Bank's investments also include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of these PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank's regulatory capital. At December 31, 2011, the Bank's MBS portfolio was 207% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At December 31, 2011, PLRMBS representing 40% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of December 31, 2011, the Bank's investment in MBS had gross unrealized losses totaling $2.4 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency residential MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of December 31, 2011, all of the gross unrealized losses on its agency residential MBS are temporary.

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

The Bank's evaluation of its PLRMBS for OTTI includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each security on an individual basis, the structure of the security, and certain assumptions approved by the FHLBanks' OTTI Committee and by the Bank. These assumptions may include the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. In performing a detailed cash flow analysis, the Bank develops its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security, the security is considered to be other-than-temporarily impaired.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2011, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Certain assumptions in the first model were updated in 2011, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects longer foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit-related charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The Bank's housing price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. In addition to evaluating its PLRMBS under a base case (or best- estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month periods beginning October 1, 2011. The following table shows the base case scenario and what the projected home price recovery by year would have been under the more adverse housing price scenario at December 31, 2011:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios
Housing Price Scenario
	Base Case	Adverse Case
Year 1	0.0% to 2.8%	0.0% to 1.9%
Year 2	0.0% to 3.0%	0.0% to 2.0%
Year 3	1.5% to 4.0%	1.0% to 2.7%
Year 4	2.0% to 5.0%	1.3% to 3.4%
Years 5 and 6	2.0% to 6.0%	1.3% to 4.0%
Thereafter	2.3% to 5.6%	1.5% to 3.8%

The following table shows the base case scenario and what the OTTI charges would have been under the more adverse housing price scenario at December 31, 2011:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit-Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit-Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	5	$521	$13	15	$1,112	$43
Alt-A, option ARM	5	129	5	17	1,487	49
Alt-A, other	51	3,474	22	114	6,832	177
Total	61	$4,124	$40	146	$9,431	$269

(1)	Amounts are for the three months ended December 31, 2011.

For more information on the Bank's OTTI analysis and reviews, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of December 31, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$—	$88	$195	$—	$—	$283
2007	—	—	—	88	—	20	226	275	107	716
2006	55	—	—	—	22	158	—	6	56	297
2005	—	—	59	—	—	19	89	—	—	167
2004 and earlier	17	305	325	611	525	63	17	—	—	1,863
Total Prime	72	305	384	699	547	348	527	281	163	3,326
Alt-A, option ARM
2007	—	—	—	—	—	—	1,339	—	—	1,339
2006	—	—	—	—	—	—	231	—	—	231
2005	—	—	—	—	—	—	46	165	99	310
Total Alt-A, option ARM	—	—	—	—	—	—	1,616	165	99	1,880
Alt-A, other
2008	—	—	—	—	—	200	—	—	—	200
2007	—	—	—	—	156	—	1,463	26	791	2,436
2006	—	77	—	—	—	26	496	125	449	1,173
2005	7	—	12	47	54	564	2,530	863	238	4,315
2004 and earlier	29	62	186	636	231	122	65	—	—	1,331
Total Alt-A, other	36	139	198	683	441	912	4,554	1,014	1,478	9,455
Total par amount	$108	$444	$582	$1,382	$988	$1,260	$6,697	$1,460	$1,740	$14,661

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at December 31, 2011, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
December 31, 2011
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	Total
Prime
2008	$—	$—	$—	$—	$59	$195	$—	$—	$254
2007	—	—	—	—	—	226	275	107	608
2006	—	—	—	21	34	—	6	56	117
2005	—	—	—	—	19	33	—	—	52
2004 and earlier	—	—	—	104	—	17	—	—	121
Total Prime	—	—	—	125	112	471	281	163	1,152
Alt-A, option ARM
2007	—	—	—	—	—	1,340	—	—	1,340
2006	—	—	—	—	—	231	—	—	231
2005	—	—	—	—	—	—	164	99	263
Total Alt-A, option ARM	—	—	—	—	—	1,571	164	99	1,834
Alt-A, other
2008	—	—	—	—	200	—	—	—	200
2007	—	—	—	—	—	1,463	26	791	2,280
2006	77	—	—	—	26	496	125	449	1,173
2005	—	—	—	—	537	2,530	864	238	4,169
2004 and earlier	—	32	142	53	72	65	—	—	364
Total Alt-A, other	77	32	142	53	835	4,554	1,015	1,478	8,186
Total par amount	$77	$32	$142	$178	$947	$6,596	$1,460	$1,740	$11,172

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

For the Bank's PLRMBS, the following table shows the amortized cost, estimated fair value, credit- and non-credit-related OTTI, performance of the underlying collateral based on the classification at the time of origination, and credit enhancement statistics by type of collateral and year of securitization. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security, expressed as a percentage of the underlying collateral balance. The credit enhancement figures include the additional credit enhancement required by the Bank (above the amounts required for an AAA rating by the credit rating agencies) for selected securities starting in late 2004, and for all securities starting in late 2005. The calculated weighted averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

PLRMBS Credit Characteristics

(Dollars in millions)
December 31, 2011
							Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Credit-Related OTTI	Non-Credit-Related OTTI	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$251	$24	$227	$15	$(7)	$8	28.54%	30.00%	26.30%
2007	613	122	491	24	(18)	6	21.51	22.52	13.51
2006	282	4	279	5	2	7	12.52	10.89	9.13
2005	167	22	145	—	4	4	12.91	11.35	15.06
2004 and earlier	1,865	222	1,643	2	11	13	8.55	4.35	10.10
Total Prime	3,178	394	2,785	46	(8)	38	13.61	11.38	12.38
Alt-A, option ARM
2007	1,137	375	761	40	(35)	5	43.61	44.14	37.51
2006	171	43	129	14	(12)	2	48.52	44.82	33.33
2005	151	45	108	51	(34)	17	38.00	22.82	21.01
Total Alt-A, option ARM	1,459	463	998	105	(81)	24	43.29	40.72	34.28
Alt-A, other
2008	197	37	161	3	42	45	12.92	31.80	29.42
2007	2,161	375	1,798	64	(24)	40	31.45	26.83	21.25
2006	923	113	810	53	(20)	33	30.03	18.46	9.78
2005	4,004	801	3,203	137	98	235	19.69	13.66	12.80
2004 and earlier	1,337	191	1,146	5	17	22	12.83	7.92	16.16
Total Alt-A, other	8,622	1,517	7,118	262	113	375	22.90	17.23	15.43
Total	$13,259	$2,374	$10,901	$413	$24	$437	23.40%	18.91%	17.15%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio at December 31, 2011.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

December 31, 2011
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	7.7	6.1-8.2	51.8	26.2-60.2	47.9	43.8-52.3	28.5	27.7-29.7
2007	6.2	6.0-6.8	5.0	5.0	30.0	20.5-32.2	10.0	7.5-21.1
2006	8.2	6.9-8.8	17.7	10.1-32.2	44.5	38.5-53.1	11.9	3.6-20.0
2005	9.3	5.5-10.4	10.8	1.2-28.6	32.5	19.8-37.0	11.3	8.0-12.8
2004 and earlier	10.0	1.0-18.3	10.0	0.0-34.2	32.8	18.3-72.3	9.7	4.4-60.8
Total Prime	9.2	1.0-18.3	18.2	0.0-60.2	36.8	18.3-72.3	13.4	3.6-60.8
Alt-A, option ARM
2007	2.8	1.4-3.8	80.2	71.5-91.7	55.2	47.2-65.2	37.8	31.7-47.0
2006	1.9	1.6-2.3	84.6	77.7-90.3	56.1	45.6-64.7	33.7	28.2-38.3
2005	3.7	2.4-5.2	63.2	33.9-78.4	44.9	38.1-51.6	21.5	9.9-34.1
Total Alt-A, option ARM	2.9	1.4-5.2	77.9	33.9-91.7	53.6	38.1-65.2	34.6	9.9-47.0
Alt-A, other
2007	6.4	3.4-8.7	54.9	31.6-77.9	49.4	32.1-58.6	17.4	4.5-50.5
2006	6.0	2.8-7.3	51.2	31.7-74.3	51.5	46.0-63.4	17.4	2.6-34.6
2005	7.2	4.2-11.6	34.9	16.5-62.1	47.0	29.0-61.7	13.2	2.9-84.4
2004 and earlier	8.8	3.4-17.3	20.5	0.0-43.8	35.8	18.9-69.0	16.1	8.2-74.2
Total Alt-A, other	7.1	2.8-17.3	40.3	0.0-77.9	46.7	18.9-69.0	15.3	2.6-84.4
Total	6.9	1.0-18.3	41.1	0.0-91.7	45.8	18.3-72.3	17.4	2.6-84.4

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at December 31, 2011 and 2010.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	December 31, 2011			December 31, 2010
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$999	$2,327	$3,326	$1,689	$2,701	$4,390
Alt-A, option ARM	—	1,880	1,880	—	2,074	2,074
Alt-A, other	4,899	4,556	9,455	5,643	4,966	10,609
Total	$5,898	$8,763	$14,661	$7,332	$9,741	$17,073

The following table presents credit ratings as of February 29, 2012, on PLRMBS in a loss position at December 31, 2011.

PLRMBS in a Loss Position at December 31, 2011, and Credit Ratings as of February 29, 2012

(Dollars in millions)
	December 31, 2011						February 29, 2012
Collateral Type at Origination	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,228	$3,082	$2,936	$394	13.78%	0.17%	0.09%	42.10%	57.81%	23.18%
Alt-A, option ARM	1,813	1,442	997	463	43.02	—	—	—	100.00	—
Alt-A, other	9,405	8,583	7,291	1,518	22.89	0.32	0.31	10.45	89.24	5.63
Total	$14,446	$13,107	$11,224	$2,375	23.38%	0.25%	0.22%	16.20%	83.57%	8.84%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Prime
2008	80.21%	83.30%	85.62%	85.55%	86.57%
2007	68.69	71.65	73.30	72.06	71.04
2006	94.17	94.40	96.05	95.43	93.76
2005	86.25	87.07	89.53	86.55	86.30
2004 and earlier	88.18	89.90	92.55	93.29	93.16
Weighted average of all Prime	83.74	85.81	88.26	88.31	88.15
Alt-A, option ARM
2007	56.84	58.86	61.19	61.93	58.88
2006	55.72	55.38	58.85	61.09	60.39
2005	34.88	36.80	39.83	41.36	41.84
Weighted average of all Alt-A, option ARM	53.09	54.83	57.43	58.71	56.49
Alt-A, other
2008	80.26	81.21	83.69	80.69	79.91
2007	73.82	75.62	76.84	76.88	76.39
2006	69.01	72.49	73.92	75.77	75.45
2005	74.23	76.36	79.36	80.16	77.36
2004 and earlier	86.18	87.28	89.51	90.92	90.01
Weighted average of all Alt-A, other	75.28	77.32	79.55	80.28	78.69
Weighted average of all PLRMBS	74.36%	76.43%	78.82%	79.58%	78.42%

The following tables summarize rating agency downgrade actions on investments that occurred from January 1, 2012, to February 29, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from January 1, 2012, to February 29, 2012 Dollar Amounts as of December 31, 2011

	To BB		To CCC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS
Downgrade from BBB	$7,463	$6,951	$8,929	$7,529	$16,392	$14,480

The PLRMBS that were downgraded from January 1, 2012, to February 29, 2012, were included in the Bank's OTTI analysis performed as of December 31, 2011, and no additional OTTI charges were required as a result of these downgrades.

The Bank believes that, as of December 31, 2011, the gross unrealized losses on the remaining PLRMBS that did not have OTTI charges are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2011, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of February 29, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of February 29, 2012 Dollar Amounts as of December 31, 2011

	AAA		AA		A		BBB		BB		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS	$21	$19	$183	$160	$224	$203	$580	$518	$265	$224	$1,273	$1,124
The PLRMBS that were placed on negative watch as of February 29, 2012, were included in the Bank's OTTI analysis performed as of December 31, 2011, but these bonds were determined not to be other-than-temporarily impaired and no OTTI charges were required.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of December 31, 2011. Additional future credit-related OTTI charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future. For additional information on the risks and uncertainties associated with the Bank's PLRMBS, refer to “Item 1A. Risk Factors.”

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

The Bank selects only highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria to act as counterparties for its derivatives activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank's net unsecured credit exposure to these counterparties.

Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. The following table presents the Bank's credit exposure to its derivatives counterparties at the dates indicated.

Credit Exposure to Derivatives Counterparties

(In millions)
December 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$3,366	$9	$6	$3
A	125,805	391	375	16
Subtotal	129,171	400	381	19
Member institutions(2)	405	—	—	—
Total derivatives	$129,576	$400	$381	$19

December 31, 2010
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$73,372	$276	$268	$8
A(3)	116,558	441	429	12
Subtotal	189,930	717	697	20
Member institutions(2)	480	1	1	—
Total derivatives	$190,410	$718	$698	$20

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

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

(3)
Includes notional amounts of derivatives contracts outstanding totaling $19.2 billion at December 31, 2010, with Citibank, N.A., which was a member and a derivatives dealer counterparty. Effective June 28, 2011, Citibank, N.A., became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its merger with an affiliate outside of the Bank's district.

At December 31, 2011, the Bank had a total of $129.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$129.2 billion represented notional amounts of derivatives contracts outstanding with 15 derivatives dealer counterparties. Eight of these counterparties made up 89% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 5% to 20% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $52.4 billion of derivatives outstanding at December 31, 2011, were affiliates of members.

•
$405 million represented notional amounts of derivatives contracts with two member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivatives contracts at December 31, 2011, was $400 million with eight derivatives dealer counterparties. After consideration of securities collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $19 million.

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

•
$480 million represented notional amounts of derivatives contracts with three member counterparties that are not derivatives dealers. The Bank entered into these derivatives contracts as an intermediary and entered into the same amount of offsetting transactions with derivatives dealer counterparties. The Bank's intermediation in this manner allows members indirect access to the derivatives market.

Credit exposure net of cash collateral on derivatives contracts at December 31, 2010, was $718 million, which consisted of:

•
$717 million of credit exposure net of cash collateral on open derivatives contracts with ten derivatives dealer counterparties. After consideration of securities collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $20 million.

•
$1 million of credit exposure net of cash collateral on open derivatives contracts, in which the Bank served as an intermediary, with one member counterparty that is not a derivatives dealer, all of which was secured with eligible collateral.

The increase or decrease in the credit exposure net of cash collateral, from one period to the next, may be affected by changes in several variables, such as the size and composition of the portfolio, derivatives market values, and accrued interest.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements.

Market Risk

Market risk is defined as the risk to the Bank's net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) as a result of movements in interest rates, interest rate spreads, market volatility, and other market factors.

The Bank's Risk Management Policy includes a market risk management objective aimed at maintaining a relatively low exposure of the net portfolio value of capital and future earnings (excluding the impact of any cumulative net gains or losses on derivatives and associated hedged items and on financial instruments carried at fair value) to changes in interest rates. See “Total Bank Market Risk” below.

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and net interest income sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's Enterprise Risk Committee (ERC) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank's policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ERC, the asset-liability management committee, and the Board of Directors, along with a corrective action plan if applicable.

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity – The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank's exposure to changes in interest rates. As explained below, the Bank continues to measure, monitor, and report on market value of capital sensitivity, but does not have a policy limit for this measure.

Since 2008, the Bank has used net portfolio value of capital sensitivity as the primary market value metric for measuring the Bank's exposure to changes in interest rates and has established a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of mortgage assets better reflect the interest rate risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to be faced by the Bank. Prior to the third quarter of 2009, in the case where specific PLRMBS were classified as other-than-temporarily impaired, market spreads were used from the date of impairment for the purpose of estimating the net portfolio of capital. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity.

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3.0% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4.0% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limits as of December 31, 2011.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2011	December 31, 2010
+200 basis-point change above current rates	–3.6%	–3.7%
+100 basis-point change above current rates	–2.0	–2.0
–100 basis-point change below current rates(2)	+5.0	+2.4
–200 basis-point change below current rates(2)	+9.3	+5.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2011, show similar sensitivity in the rising rate scenarios compared to the estimates as of December 31, 2010. For the declining interest rate scenarios, the sensitivity has increased. Because of the current low interest rate environment, rates cannot move in a parallel fashion in the declining rate scenarios as they can in the rising rate scenarios. Compared to interest rates as of December 31, 2010, interest rates as of December 31, 2011, were 23 basis points higher for terms of 1 year, 95 basis points lower for terms of 5 years, and 135 basis points lower for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2011, show similar sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2011	December 31, 2010
+200 basis-point change above current rates	–3.3%	–2.8%
+100 basis-point change above current rates	–1.5	–1.2
–100 basis-point change below current rates(2)	+2.0	+0.4
–200 basis-point change below current rates(2)	+1.8	+0.6

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the Federal Home Loan Bank Act and applicable requirements under the regulations governing the operations of the Federal Home Loan Banks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 97.7% as of December 31, 2011.

Potential Dividend Yield – The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank's derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings also exclude the interest expense on mandatorily redeemable capital stock.

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

Duration Gap – Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level but does not have a policy limit. The Bank's duration gap was two months at December 31, 2011, and one month at December 31, 2010.

Total Bank Duration Gap Analysis

	December 31, 2011		December 31, 2010
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$113,552	8	$152,423	6
Liabilities	108,847	6	145,475	5
Net	$4,705	2	$6,948	1

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of December 31, 2011, was comparable to the duration gap as of December 31, 2010. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

Segment Market Risk. The financial performance and interest rate risks of each business segment are managed within prescribed guidelines and policy limits.

Advances-Related Business - Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and certain advances with embedded options are hedged contemporaneously with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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

The interest rate risk in the advances-related business is primarily associated with the Bank's strategy for investing shareholders' contributed capital stock (including mandatorily redeemable capital stock). The Bank's strategy is to generally invest 50% of capital stock in short-term investments (maturities of three months or less) and 50% in intermediate-term investments (laddered portfolio of investments with maturities of up to four years). However, this strategy may be altered from time to time depending on market conditions. The strategy to invest 50% of capital stock in short-term assets is intended to mitigate the market value of capital risks associated with the potential repurchase or redemption of excess capital stock. Excess capital stock primarily results from a decline in a borrower's advances or from a membership termination. Under the Bank's capital plan, capital stock, when repurchased or redeemed, is required to be repurchased or redeemed at its par value of $100 per share, subject to certain regulatory and statutory limits. The strategy to invest 50% of capital stock in a laddered portfolio of instruments with short to intermediate maturities is intended to take advantage of the higher earnings available from a generally positively sloped yield curve, when intermediate-term investments generally have higher yields than short-term investments.

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

At least monthly, the Bank reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risks. Periodically, the Bank performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio's estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

Since 2008, the Bank has used net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank's exposure to interest rates and has established a policy limit on net portfolio value of capital sensitivity. This approach uses valuation methods that estimate the value of MBS and mortgage loans in alternative interest rate environments based on valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), rather than valuation spreads implied by the current market prices of MBS and mortgage loans (market spreads). Risk metrics based on spreads existing at the time of acquisition of the mortgage assets better reflect the interest rate risk of the Bank because the Bank does not intend to sell its mortgage assets and the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads) would not reflect the actual risks faced by the Bank. Beginning in the third quarter of 2009, in the case of specific PLRMBS for which the Bank expects loss of principal in future periods, the par amount of the other-than-temporarily impaired security is reduced by the amount of the projected principal shortfall and the asset price is calculated based on the acquisition spread. This approach directly takes into consideration the impact of projected principal (credit) losses from PLRMBS on the net portfolio value of capital, but eliminates the impact of large liquidity spreads inherent in the prior treatment of other-than-temporarily impaired securities. The Bank continues to monitor both the market value of capital sensitivity and the net portfolio value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of December 31, 2011 and 2010.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	December 31, 2011	December 31, 2010
+200 basis-point change	–1.2%	–1.9%
+100 basis-point change	–0.8	–1.2
–100 basis-point change(2)	+3.2	+1.7
–200 basis-point change(2)	+7.0	+4.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of December 31, 2011, show similar sensitivity compared to the estimates as of December 31, 2010. Compared to interest rates as of December 31, 2010, interest rates as of December 31, 2011, were 23 basis points higher for terms of 1 year, 95 basis points lower for terms of 5 years, and 135 basis points lower for terms of 10 years.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than exists at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the mortgage assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank has therefore developed an alternative way to measure that risk, based on estimates of the sensitivity of the net portfolio value of capital.

The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of December 31, 2011, show substantially the same sensitivity compared to the estimates as of December 31, 2010.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	December 31, 2011	December 31, 2010
+200 basis-point change above current rates	–1.4%	–1.4%
+100 basis-point change above current rates	–0.6	–0.6
–100 basis-point change below current rates(2)	+0.6	–0.1
–200 basis-point change below current rates(2)	+0.1	–0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

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

The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2011 and 2010.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2011	December 31, 2010
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$15,014	$21,493
Receive fixed, pay adjustable interest rate swap	LIBOR adjustable rate advance converted to a fixed rate	Economic Hedge(1)	—	150
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	153
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	1,091	913
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	8,092	8,844
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	166	1,166
Subtotal Economic Hedges(1)			9,350	11,226
Total			24,364	32,719
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	33,996	54,512
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,608	6,294
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,385	45
Basis swap	Non-LIBOR index non-callable bond converted to a LIBOR adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	25
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	11,478	15,340
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	6,000	16,400
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	14,300	27,505
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	470	3,315
Subtotal Economic Hedges(1)			38,241	68,924
Total			72,237	123,436

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	December 31, 2011	December 31, 2010
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	7,345	8,126
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,390	65
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,806	5,662
Subtotal Economic Hedges(1)			4,196	5,727
Total			11,541	13,853
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,865	1,627
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	14,760	15,488
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	1,580	65
Total			18,205	17,180
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	1	4
Basis swap	Basis swap hedging adjustable rate FFCB bonds	Economic Hedge(1)	1,633	2,133
Pay fixed, receive adjustable interest rate swap	Fixed rate TLGP bond converted to a LIBOR adjustable rate	Economic Hedge(1)	785	125
Total			2,419	2,262
Hedged Item: Intermediary Positions
Pay fixed, receive adjustable interest rate swap, and receive fixed, pay adjustable interest rate swap	Interest rate swaps executed with members offset by executing interest rate swaps with derivatives dealer counterparties	Economic Hedge(1)	—	40
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	810	920
Total			810	960
Total Notional Amount			$129,576	$190,410

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

Although the Bank uses interest rate exchange agreements to achieve the specific financial objectives described above, certain transactions do not qualify for hedge accounting (economic hedges). As a result, changes in the fair values of these interest rate exchange agreements are recorded in current period earnings. Finance Agency regulation and the Bank's Risk Management Policy prohibit the speculative use of interest rate exchange agreements, and the Bank does not trade derivatives for profit.

It is the Bank's policy to use interest rate exchange agreements only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank and to achieve other financial objectives of the Bank, such as obtaining low-cost funding for advances and mortgage assets. The primary objective of the financial management practices of the Bank is to preserve and enhance the long-term economic performance and risk management of the Bank. Under the accounting for derivative instruments and hedging activities, reported net income and other comprehensive income will likely exhibit period to period volatility, which may be significant.

At December 31, 2011, the total notional amount of interest rate exchange agreements outstanding was $129.6 billion, compared with $190.4 billion at December 31, 2010. The $60.8 billion decrease in the notional amount of derivatives during 2011 was primarily due to a $53.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, and an $8.4 billion decrease in interest rate exchange agreements hedging the market risk of fixed rate advances, partially offset by a $1.0 billion increase in interest rate exchange agreements hedging discount notes. The decrease in interest rate exchange agreements hedging consolidated obligation bonds reflects decreased use of interest rate exchange agreements that effectively converted the repricing frequency from three months to one month, and is consistent with the decline in the amount of bonds outstanding at December 31, 2011, relative to December 31, 2010. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of December 31, 2011 and 2010.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

December 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,014	$(271)	$270	$—	$(1)
Non-callable bonds	33,996	1,076	(1,083)	—	(7)
Callable bonds	7,345	32	(9)	—	23
Subtotal	56,355	837	(822)	—	15
Not qualifying for hedge accounting (economic hedges):
Advances	9,350	(396)	—	401	5
Non-callable bonds	38,241	289	—	(31)	258
Callable bonds	4,196	4	—	3	7
Discount notes	18,205	(26)	—	—	(26)
MBS – trading	1	—	—	—	—
FFCB bonds and TLGP securities	2,418	(8)	—	—	(8)
Intermediated	810	—	—	—	—
Subtotal	73,221	(137)	—	373	236
Total excluding accrued interest	129,576	700	(822)	373	251
Accrued interest	—	99	(105)	9	3
Total	$129,576	$799	$(927)	$382	$254

December 31, 2010
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$21,493	$(314)	$313	$—	$(1)
Non-callable bonds	54,512	1,422	(1,432)	—	(10)
Callable bonds	8,126	22	(4)	—	18
Subtotal	84,131	1,130	(1,123)	—	7
Not qualifying for hedge accounting (economic hedges):
Advances	11,226	(352)	—	291	(61)
Non-callable bonds	68,899	381	—	1	382
Non-callable bonds with embedded derivatives	25	—	—	—	—
Callable bonds	5,727	(64)	—	129	65
Discount notes	17,180	9	—	—	9
FFCB bonds and TLGP securities	2,258	(3)	—	—	(3)
MBS – trading	4	—	—	—	—
Intermediated	960	—	—	—	—
Subtotal	106,279	(29)	—	421	392
Total excluding accrued interest	190,410	1,101	(1,123)	421	399
Accrued interest	—	262	(290)	15	(13)
Total	$190,410	$1,363	$(1,413)	$436	$386

Because the periodic and cumulative net valuation gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value are primarily a matter of timing, the net gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationships may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

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

Allowance for Credit Losses

The Bank has developed and documented a methodology for determining an allowance for credit losses, where applicable, for:

•	advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products”;

•	MPF loans held for portfolio;

•	term securities purchased under agreements to resell; and

•	term Federal funds sold.

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

The Bank is required by the FHLBank Act and Finance Agency regulations to obtain sufficient collateral on credit products and to accept only certain collateral for credit products, such as U.S. government or government agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets.

At December 31, 2011, the Bank had $68.2 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $174.2 billion. At December 31, 2010, the Bank had $95.6 billion of advances outstanding and collateral pledged with an estimated borrowing capacity of $199.4 billion.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2011, the Bank expects to collect all amounts due on credit products according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced a credit loss on any of its credit products.

Significant changes to any of the factors described above could materially affect the Bank's allowance for losses on credit products. For example, the Bank's current assumptions about the financial strength of any member may change because of various circumstances, such as new information becoming available regarding the member's financial strength or changes in the national or regional economy. New information may cause the Bank to: place a member on credit watch, require the member to pledge additional collateral, require the member to deliver collateral, adjust the borrowing capacity of the member's collateral, require prepayment of the credit products, or provide for losses on the credit products.

Mortgage Loans Acquired Under the MPF Program. In determining the allowance for credit losses on mortgage loans, the Bank evaluates its exposure to credit loss taking into consideration the following: (i) the Bank's judgment as to the eligibility of participating institutions to continue to service and credit-enhance the loans sold to the Bank, (ii) evaluation of credit exposure on purchased loans, (iii) valuation of credit enhancements provided by participating institutions, and (iv) estimation of loss exposure and historical loss experience.

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

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. Once the Bank identifies the impaired loans, the Bank evaluates the exposure on these loans in excess of the layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 million as of December 31, 2011, and $0.3 million as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 million as of December 31, 2011, and $0.1 million as of December 31, 2010.

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee. If it is, the Bank records a provision for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $4.0 million as of December 31, 2011, and $2.2 million as of December 31, 2010.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $1.3 million as of December 31, 2011, and $0.7 million as of December 31, 2010.

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

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at December 31, 2011 and 2010.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2011 and 2010, were repaid according to the contractual terms.

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

The Bank accounts for derivatives in accordance with the accounting for derivatives instruments and hedging activities. The Bank specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the Bank documents the following:

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

Credit Risk for Counterparties. The Bank is subject to credit risk as a result of nonperformance by counterparties to the derivatives agreements. All extensions of credit to counterparties that are members of the Bank and are not derivatives dealers, in which the Bank serves as an intermediary, are fully secured by eligible collateral and are subject to both the Bank's Advances and Security Agreement and a master netting agreement. For all derivatives dealer counterparties, the Bank selects only highly rated derivatives dealers and major banks that meet the Bank's eligibility requirements. In addition, the Bank enters into master netting agreements and bilateral security agreements with all active derivatives dealer and major bank counterparties that provide for delivery of collateral at specified levels tied to counterparty credit rating to limit the Bank's net unsecured credit exposure to these counterparties. The Bank makes judgments on each counterparty's creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.

Based on the master netting arrangements, its credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on its derivatives agreements. The Bank's net unsecured credit exposure to derivatives counterparties was $19 million at December 31, 2011, and $20 million at December 31, 2010. See additional discussion of credit exposure to derivatives counterparties in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties.”

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2011:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

In general, these items carried at fair value are categorized within Level 2 of the fair value hierarchy and are valued primarily using inputs that are observable in the marketplace or can be substantially derived from observable market data.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2011, the Bank measured its REOs on a nonrecurring basis at Level 3 of the fair value hierarchy. For more information, see below for a discussion of the Bank's OTTI analysis of its MBS portfolio.

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

The assumptions and judgments applied by the Bank may have a significant effect on its estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on the Bank's results of operations or financial condition. See “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” for further information regarding the fair value measurement guidance, including the classification within the fair value hierarchy of all the Bank's assets and liabilities carried at fair value as of December 31, 2011.

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

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changed the presentation and amount of the OTTI recognized in the Statements of Income. The impairment is separated into: (i) the amount of the total OTTI related to credit loss, and (ii) the amount of the total non-credit-related OTTI. The amount of the total OTTI related to credit loss is recognized in earnings. For securities classified as held-to-maturity, the amount of the total non-credit-related OTTI is recognized in other comprehensive income and is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

In performing the cash flow analysis for each security, the Bank used two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Certain assumptions in the first model were updated in 2011, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects longer foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit-related charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0 (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents the ranges of projected home price recovery by year at December 31, 2011.

December 31, 2011
Year 1	0.0% to 2.8%
Year 2	0.0% to 3.0%
Year 3	1.5% to 4.0%
Year 4	2.0% to 5.0%
Years 5 and 6	2.0% to 6.0%
Thereafter	2.3% to 5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For the years ended December 31, 2011 and 2010, the Bank recorded an OTTI related to credit loss of $413 million and $331 million, respectively.

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
Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process it will use to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the Securities and Exchange Commission (SEC) under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement the requirement in three phases. Under the proposed rule, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of the requirements). Based on CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not likely that any of the Bank's swaps will be required to be cleared until the end of 2012, at the earliest.
Margin Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory swap clearing will require the Bank to establish new relationships and negotiate new documentation with clearing members (which the Bank is currently negotiating) and negotiate additional documentation with the Bank's swap counterparties.
The CFTC has issued a final rule requiring that margins posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis, the Legal Segregation with Operational Commingling (LSOC) model. The LSOC model requires customer collateral to be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization, but allows it to be commingled with the collateral of other customers of the same FCM in one omnibus account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC model does not afford complete protection for cleared swaps customer collateral. To the extent the CFTC's final rule places the Bank's posted margin at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely affected.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing its interest rate risk; however, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with its members beyond a very narrow proposed exemption.

It is also unclear how the final rule will treat the call and put options embedded in certain Bank advances. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and the accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and its members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advance products and intermediated swaps to members if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional proposed swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of its advances activities, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. If such limited designation is granted, such activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to its swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional proposed Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from its swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely affect the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank, making such trades more costly.
The CFTC has proposed a rule setting forth an implementation schedule for complying with the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the end of 2012, at the earliest.
Temporary Exemption from Certain Provisions. While certain self-executing provisions (not requiring rulemaking) of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions are due to expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.
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

Proposed Rule on the Financial Stability Oversight Council's Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Financial Stability Oversight Council (Oversight Council) issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating non-bank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinds the prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a non-bank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. non-bank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the FHLBanks' case, consolidated obligations) issued. As of December 31, 2011, the Bank had $113.6 billion in total assets and $102.5 billion in outstanding consolidated obligations. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely affected by additional costs and restrictions on business activities resulting from such oversight. Comments on this proposed rule were due by December 19, 2011. The FHLBanks submitted a joint comment letter on December 19, 2011.

Final Rule on Voluntary Mergers. On November 28, 2011, the FHFA issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	The FHLBanks have agreed upon the terms of the proposed merger, and the board of directors of each FHLBank has authorized the execution of the merger agreement;

•	The FHLBanks have jointly filed a merger application with the FHFA to obtain the approval of the Director;

•	The Director has granted approval of the merger, subject to any closing conditions the Director may determine must be met before the merger is consummated;

•	The members of each FHLBank ratify the merger agreement;

•	The Director has received evidence that the closing conditions have been met; and

•	The Director has accepted the organization certificate of the continuing FHLBank.

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to establish access to backup federal liquidity sources in one of four ways:

•	Become a member in good standing of the Central Liquidity Facility (CLF) directly;

•	Become a member in good standing of the CLF indirectly through a corporate credit union;

•	Obtain and maintain demonstrated access to the Federal Reserve Discount Window; or

•	Maintain a certain percentage of assets in highly liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on the Bank's results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012. The FHLBanks submitted a joint comment letter on February 17, 2012.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital, with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by

2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee will be implemented by U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of the Bank's members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. On the other hand, the new framework may encourage members to take out term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for consolidated obligations.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $691.9 billion at December 31, 2011, and $796.4 billion at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $101.2 billion at December 31, 2011, and $139.1 billion at December 31, 2010. At December 31, 2011, the Bank had committed to the issuance of $0.2 billion in consolidated obligation bonds, of which $0.2 billion were hedged with associated interest rate swaps. At December 31, 2010, the Bank had committed to the issuance of $0.2 billion in consolidated obligation bonds, of which $0.1 billion were hedged with associated interest rate swaps. For additional information on the Bank's joint and several liability contingent obligation, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies.”

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At December 31, 2011, the Bank had $102 million of advance commitments and $5.3 billion in standby letters of credit outstanding. At December 31, 2010, the Bank had $304 million of advance commitments and $6.0 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at December 31, 2011 and 2010. The estimated fair value of the letters of credit was $6 million and $26 million at December 31, 2011 and 2010, respectively.

Contractual Obligations

In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor and leases for premises.

The following table summarizes the Bank's significant contractual obligations as of December 31, 2011, except for obligations associated with short-term discount notes. Additional information with respect to the Bank's consolidated obligations is presented in “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” and “Note 20 – Commitments and Contingencies.”

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

Contractual Obligations

(In millions)
As of December 31, 2011
	Payments Due By Period
Contractual Obligations	< 1 Year	1 to < 3 Years	3 to < 5 Years	≥ 5 Years	Total
Long-term debt	$40,928	$22,855	$10,961	$7,301	$82,045
Mandatorily redeemable capital stock	49	2,374	3,155	—	5,578
Operating leases	4	7	6	12	29
Pension and post-retirement contributions	8	—	2	7	17
Total contractual obligations	$40,989	$25,236	$14,124	$7,320	$87,669

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, the Bank maintained effective internal control over financial reporting. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, the Bank's independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Bank's internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of San Francisco

In our opinion, the accompanying statements of condition and the related statements of income, capital accounts, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of San Francisco (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 14, 2012

Federal Home Loan Bank of San Francisco Statements of Condition

(In millions-except par value)	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$3,494	$755
Federal funds sold	5,366	16,312
Trading securities(a)	2,808	2,519
Available-for-sale securities(a)	9,613	1,927
Held-to-maturity securities (fair values were $21,414 and $32,214, respectively)(b)	21,581	31,824
Advances (includes $8,684 and $10,490 at fair value under the fair value option, respectively)	68,164	95,599
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $3, respectively	1,829	2,381
Accrued interest receivable	180	228
Premises, software, and equipment, net	30	25
Derivative assets, net	400	718
Other assets	87	135
Total Assets	$113,552	$152,423
Liabilities and Capital
Liabilities:
Deposits	156	134
Consolidated obligations:
Bonds (includes $15,712 and $20,872 at fair value under the fair value option, respectively)	83,350	121,120
Discount notes	19,152	19,527
Total consolidated obligations	102,502	140,647
Mandatorily redeemable capital stock	5,578	3,749
Accrued interest payable	241	467
Affordable Housing Program payable	150	174
Payable to Resolution Funding Corporation (REFCORP)	—	37
Derivative liabilities, net	73	163
Other liabilities	147	104
Total Liabilities	108,847	145,475
Commitments and Contingencies (Note 20)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
48 shares and 83 shares, respectively	4,795	8,282
Restricted retained earnings	1,803	1,609
Accumulated other comprehensive income/(loss):
Net non-credit-related other-than-temporary impairment (OTTI) loss on available-for-sale securities	(1,836)	—
Net non-credit-related OTTI loss on held-to-maturity securities	(46)	(2,934)
Other	(11)	(9)
Total accumulated other comprehensive income/(loss)	(1,893)	(2,943)
Total Capital	4,705	6,948
Total Liabilities and Capital	$113,552	$152,423

(a)	At December 31, 2011, and at December 31, 2010, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $33 at December 31, 2011, and $84 at December 31, 2010, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco Statements of Income

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Interest Income:
Advances	$692	$1,070	$2,766
Prepayment fees on advances, net	17	53	34
Federal funds sold	22	29	23
Trading securities	25	6	1
Available-for-sale securities	238	6	—
Held-to-maturity securities	679	1,046	1,480
Mortgage loans held for portfolio	113	138	157
Total Interest Income	1,786	2,348	4,461
Interest Expense:
Consolidated obligations:
Bonds	707	995	2,199
Discount notes	34	40	472
Deposits	—	1	1
Mandatorily redeemable capital stock	12	16	7
Total Interest Expense	753	1,052	2,679
Net Interest Income	1,033	1,296	1,782
Provision for credit losses on mortgage loans	4	2	1
Net Interest Income After Mortgage Loan Loss Provision	1,029	1,294	1,781
Other Income/(Loss):
Services to members	1	1	1
Net gain/(loss) on trading securities	(7)	(1)	1
Total OTTI loss	(437)	(540)	(4,121)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	24	209	3,513
Net OTTI loss, credit-related	(413)	(331)	(608)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	25	(113)	(471)
Net gain/(loss) on derivatives and hedging activities	(256)	(168)	122
Other	5	8	7
Total Other Income/(Loss)	(645)	(604)	(948)
Other Expense:
Compensation and benefits	61	63	60
Other operating expense	46	52	51
Federal Housing Finance Agency	10	12	11
Office of Finance	6	6	6
Other	3	12	4
Total Other Expense	126	145	132
Income/(Loss) Before Assessments	258	545	701
REFCORP	17	100	128
Affordable Housing Program	25	46	58
Total Assessments	42	146	186
Net Income/(Loss)	$216	$399	$515
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2008	96	$9,616	$176	$—	$176	$(7)	$9,785
Adjustments to opening balance(a)				570	570	(570)	—
Issuance of capital stock	1	71					71
Capital stock reclassified (to)/from mandatorily redeemable capital stock, net	(11)	(1,112)					(1,112)
Comprehensive income/(loss):
Net income/(loss)			1,063	(548)	515		515
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(1)	(1)
Net unrealized gain/(loss) on available-for-sale securities						(1)	(1)
Net non-credit-related OTTI loss						(4,034)	(4,034)
Reclassification of non-credit-related OTTI loss included in net income/(loss)						521	521
Accretion of non-credit-related OTTI loss						508	508
Total comprehensive income/(loss)							(2,492)
Cash dividends paid on capital stock (0.21%)	—	—	—	(22)	(22)		(22)
Balance, December 31, 2009	86	$8,575	$1,239	$—	$1,239	$(3,584)	$6,230
Issuance of capital stock	1	60					60
Repurchase/redemption of capital stock	(9)	(941)					(941)
Capital stock reclassified (to)/from mandatorily redeemable capital stock, net	5	588					588
Comprehensive income/(loss):
Net income/(loss)			370	29	399		399
Other comprehensive income/(loss):
Non-credit-related OTTI loss						(537)	(537)
Reclassification of non-credit-related OTTI loss included in net income/(loss)						328	328
Accretion of non-credit-related OTTI loss						850	850
Total comprehensive income/(loss)							1,040
Cash dividends paid on capital stock (0.34%)		—	—	(29)	(29)		(29)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948

(a)	Adjustments to the opening balance consist of the effects of adopting guidance related to the recognition and presentation of other-than-temporary impairments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts (continued)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	2	244					244
Repurchase/redemption of capital stock	(10)	(1,043)					(1,043)
Capital stock reclassified (to)/from mandatorily redeemable capital stock, net	(27)	(2,688)					(2,688)
Comprehensive income/(loss):
Net income/(loss)			194	22	216		216
Other comprehensive income/(loss):
Additional minimum liability on benefit plans						(4)	(4)
Net unrealized gain/(loss) on available-for-sale securities						2	2
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities						(2,672)	(2,672)
Net change in fair value of other-than-temporarily impaired securities						810	810
Reclassification of non-credit-related OTTI loss included in net income/(loss)						26	26
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss						(207)	(207)
Reclassification of non-credit-related OTTI loss included in net income/(loss)						157	157
Accretion of non-credit-related OTTI loss						266	266
Non-credit-related OTTI loss transferred to available-for-sale securities						2,672	2,672
Total comprehensive income/(loss)							1,266
Cash dividends paid on capital stock (0.29%)		—	—	(22)	(22)		(22)
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$216	$399	$515
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(76)	(12)	(321)
Provision for credit losses on mortgage loans	4	2	1
Change in net fair value adjustment on trading securities	7	1	(1)
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	(25)	113	471
Change in net derivatives and hedging activities	269	74	(599)
Net OTTI loss recognized in income, credit-related	413	331	608
Other adjustments	(3)	(1)	—
Net change in:
Accrued interest receivable	59	178	583
Other assets	26	(2)	10
Accrued interest payable	(231)	(294)	(699)
Other liabilities	(77)	9	70
Total adjustments	366	399	123
Net cash provided by/(used in) operating activities	582	798	638
Cash Flows from Investing Activities:
Net change in:
Federal funds sold	10,946	(8,148)	1,267
Premises, software, and equipment	(12)	(11)	(9)
Trading securities:
Proceeds from maturities of long-term	864	6	6
Purchases of long-term	(1,160)	(2,495)	—
Available-for-sale securities:
Proceeds from maturities of long-term	836	—	—
Purchases of long-term	—	—	(1,931)
Held-to-maturity securities:
Net (increase)/decrease in short-term	3,999	(1,719)	3,744
Proceeds from maturities of long-term	4,580	8,557	7,659
Purchases of long-term	(6,145)	(1,479)	(717)
Advances:
Principal collected	255,620	189,812	963,054
Made to members	(228,146)	(152,415)	(862,499)
Mortgage loans held for portfolio:
Principal collected	555	656	666
Net cash provided by/(used in) investing activities	41,937	32,764	111,240

Federal Home Loan Bank of San Francisco Statements of Cash Flows (continued)

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Cash Flows from Financing Activities:
Net change in:
Deposits	(312)	(734)	(980)
Net (payments)/proceeds on derivative contracts with financing elements	60	65	109
Net proceeds from issuance of consolidated obligations:
Bonds	56,156	89,170	87,201
Discount notes	56,361	90,552	143,823
Bonds transferred from another Federal Home Loan Bank	15	—	—
Payments for matured and retired consolidated obligations:
Bonds	(93,645)	(129,485)	(136,330)
Discount notes	(56,735)	(89,239)	(217,086)
Proceeds from issuance of capital stock	244	60	71
Payments for repurchase/redemption of mandatorily redeemable capital stock	(859)	(506)	(16)
Payments for repurchase/redemption of capital stock	(1,043)	(941)	—
Cash dividends paid	(22)	(29)	(22)
Net cash provided by/(used in) financing activities	(39,780)	(41,087)	(123,230)
Net increase/(decrease) in cash and due from banks	2,739	(7,525)	(11,352)
Cash and due from banks at the beginning of the year	755	8,280	19,632
Cash and due from banks at the end of the year	$3,494	$755	$8,280
Supplemental Disclosures:
Interest paid	$935	$1,248	$4,048
Affordable Housing Program payments	49	58	52
REFCORP payments	54	88	52
Transfers of mortgage loans to real estate owned	5	5	4
Transfers of OTTI held-to-maturity securities to available-for-sale securities	7,940	—	—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements

(Dollars in millions except per share amounts)

Background Information

The Federal Home Loan Bank of San Francisco (Bank), a federally chartered corporation exempt from ordinary federal, state, and local taxation except real property taxes, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively priced source of funds to their member institutions. Each FHLBank is operated as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits. The Bank has a cooperative ownership structure. To access the Bank's products and services, a financial institution must be approved for membership and purchase capital stock in the Bank. The member's stock requirement is generally based on its use of Bank products, subject to a minimum asset-based membership requirement that is intended to reflect the value to the member of having ready access to the Bank as a reliable source of competitively priced funds. Bank stock is issued, transferred, redeemed, and repurchased at its par value of $100 per share, subject to certain regulatory and statutory limits. It is not publicly traded. All shareholders may receive dividends on their capital stock, to the extent declared by the Bank's Board of Directors. Regulated financial depositories and insurance companies engaged in residential housing finance, with principal places of business located in Arizona, California and Nevada, are eligible to apply for membership. In addition, as of February 4, 2010, authorized community development financial institutions are eligible to be members of the Bank. All members are required to purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, these housing authorities are not members of the Bank, and, as such, are not required to hold capital stock.

The Bank conducts business with members in the normal course of business. See “Note 21 – Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks” for more information.

The Federal Housing Finance Agency (Finance Agency), an independent federal agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the FHLBanks' Office of Finance.

The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the debt instruments (consolidated obligations) of the FHLBanks and prepares the combined quarterly and annual financial reports of all 12 FHLBanks.

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

Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in Federal funds with highly rated counterparties, and such investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2011 and 2010, were repaid according to the contractual terms.

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
The Bank classifies certain securities as available-for-sale (AFS) and carries these securities at their fair value. Unrealized gains and losses on these securities are recognized in accumulated other comprehensive income (AOCI).

Held-to-maturity (HTM) securities are carried at cost, adjusted for periodic principal repayments; amortization of premiums and accretion of discounts, if applicable, using the level-yield method; and previous OTTI recognized in net income and AOCI. The Bank classifies these investments as held-to-maturity securities because the Bank has the positive intent and ability to hold these securities until maturity.

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

On a quarterly basis, the Bank evaluates its individual AFS and HTM investment securities in an unrealized loss position for OTTI. A security is considered impaired when its fair value is less than its amortized cost basis. For impaired debt securities, an entity is required to assess whether: (i) it has the intent to sell the debt security; (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security; or (iii) it does not expect to recover the entire amortized cost basis of the impaired debt security. If any of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the carrying value of the debt security is adjusted to its fair value. However, instead of recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount of non-credit-related impairment is recognized in AOCI. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in AOCI. This presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security. The credit loss on a debt security is limited to the amount of that security's unrealized losses.

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank records an additional OTTI. The amount of total OTTI for a security that was previously impaired is calculated as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For an other-than-temporarily-impaired security that was previously impaired and has subsequently incurred an additional OTTI related to credit loss (limited to that security's unrealized losses), this additional credit-related OTTI, up to the amount in AOCI, would be reclassified out of non-credit-related OTTI in AOCI and charged to earnings.

Subsequent related increases and decreases (if not an OTTI) in the fair value of AFS securities will be netted against the non-credit component of OTTI previously recognized in AOCI.

For securities classified as HTM, the OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For securities classified as AFS, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.

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

Prior to the adoption of the current accounting guidance for OTTI on investment securities in 2009, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the Statements of Condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security's contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. The Bank adopted the current accounting guidance for OTTI as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $570

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

cumulative effect of initial application of the guidance as an adjustment to its retained earnings at January 1, 2009, with an offsetting adjustment to AOCI.

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of December 31, 2011, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs as of December 31, 2011, since it does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Advances. The Bank reports advances (loans to members, former members or their successors, or housing associates) either at amortized cost or fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts related to the Affordable Housing Program), and hedging adjustments. The Bank amortizes premiums and accretes discounts and recognizes hedging adjustments resulting from the discontinuation of a hedging relationship to interest income using a level-yield methodology. Interest on advances is credited to income as earned. For advances carried at fair value, the Bank recognizes contractual interest in interest income.

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

Prepayment Fees. When a borrower prepays certain advances prior to the original maturity, the Bank may charge the borrower a prepayment fee. For certain advances with partial prepayment symmetry, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

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

For taking on the credit enhancement obligation, the Bank pays the participating institution a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. Depending on the specific MPF product, all or a portion of the credit enhancement fee is paid monthly beginning with the month after each delivery of loans. The MPF Plus product also provides for a performance-based credit enhancement fee, which accrues monthly, beginning with the month after each delivery of loans, and is paid to the participating institution beginning 12 months later. The performance-based credit enhancement fee will be reduced by an amount equivalent to loan losses up to the amount of the FLA established for each Master Commitment. The participating institutions obtained supplemental mortgage insurance (SMI) to cover their credit enhancement obligations under this product. If the SMI provider's claims-paying ability rating falls below a specified level, the participating institution has six months to either replace the SMI policy or assume the credit enhancement obligation and fully collateralize the obligation; otherwise the Bank may choose not to pay the participating institution its performance-based credit enhancement fee.

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

The Bank records credit enhancement fees as a reduction to interest income.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the portfolio segments identified above is needed because the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

Allowance for Credit Losses on Credit Products. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral for credit products to protect the Bank from credit losses. Under the FHLBank Act, collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully discussed in Note 10 – Allowance for Credit Losses, the Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Housing and Economic Recovery Act of 2008 (Housing Act) defines community financial institutions as Federal Deposit Insurance Corporation (FDIC)-insured depository institutions with average total assets over the preceding three-year period of $1,000 or less. The Finance Agency adjusts the average total asset cap for inflation annually. The Bank has never experienced any credit losses on any of its credit products. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis.

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

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2011, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

Allowance for Credit Losses on Mortgage Loans. The Bank bases the allowance for credit losses on mortgage loans on its estimate of probable credit losses in the Bank's mortgage loan portfolio as of the date of the Statements of Condition. The Bank performs periodic reviews of its portfolio to identify the probable losses in the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, collectability of credit enhancements from members or from mortgage insurers, and prevailing economic conditions.

Impairment Methodology on Mortgage Loans. A mortgage loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as interest income on non-accrual loans noted below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the participating institution is reported 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other non-interest expense in the Statements of Income. REO is recorded in “Other assets” in the Statements of Condition. At December 31, 2011, the Bank’s other assets included $2 of REO resulting from foreclosure of 25 mortgage loans held by the Bank. At December 31, 2010, the Bank’s other assets included $3 of REO resulting from foreclosure of 30 mortgage loans held by the Bank.

Other Fees. Letter of credit fees are recorded as other income over the term of the letter of credit.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair value. The Bank has elected to report derivative assets and derivative liabilities net of cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:

(1)	a qualifying hedge of the change in fair value of (i) a recognized asset or liability or (ii) an unrecognized firm commitment (a fair value hedge);

(2)	a qualifying hedge of (i) a forecasted transaction or (ii) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge);

(3)
a non-qualifying hedge of an asset or liability for asset-liability management purposes or of certain advances and consolidated obligation bonds for which the Bank elected the fair value option (an economic hedge); or

(4)	a non-qualifying hedge of another derivative that is offered as a product to members or used to offset other derivatives with nonmember counterparties (an intermediation hedge).

If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation to be hedge effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and the related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet certain criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in the fair value of a hedged item, because of changes in the benchmark rate, exactly offsets the change in the value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

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

Changes in the fair value of a derivative designated as an economic hedge or an intermediation hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. An economic hedge is defined as a derivative hedging certain advances and consolidated obligation bonds for which the Bank elected the fair value option, or hedging specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. Changes in the fair value of these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” In addition, the interest income and interest expense associated with these non-qualifying hedges are recorded in other income as “Net gain/(loss) on derivatives and hedging activities.” Cash flows associated with these stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be designated as a financing derivative.

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

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cashflow hedge of an existing hedged item, the Bank continues to carry the derivative on the Statements of Condition at its fair value and reclassifies the AOCI adjustment into earnings when earnings are affected by the existing hedged item (the original forecasted transaction).

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

Premises, Software, and Equipment. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment totaled $49 and $42 at December 31, 2011 and 2010, respectively. Improvements and major renewals are capitalized; ordinary maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of assets ranging from 3 to 10 years, and leasehold improvements are amortized on the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. Depreciation and amortization expense was $7 for 2011, $8 for 2010, and $8 for 2009. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain on disposal of premises, software and equipment, primarily related to the 1999 sale of the Bank's building, was $1, $1, and $1 in 2011, 2010, and 2009, respectively.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2011 and 2010, the Bank had $23 and $17 in unamortized computer software costs respectively. Amortization of computer software costs charged to expense was $5, $6, and $7 in 2011, 2010, and 2009, respectively.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of consolidated obligations for which the Bank is the primary obligor. The amount of the concession is allocated to the Bank by the Office of Finance based on the percentage of the debt issued for which the Bank is the primary obligor. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized to expense using the level-yield method over the remaining contractual life or on a retrospective basis over the estimated life of the consolidated obligations. Unamortized concessions were $19 and $22 at December 31, 2011 and 2010, respectively, and are included in “Other assets.” Amortization of concessions is included in consolidated obligation interest expense and totaled $25, $33, and $47, in 2011, 2010, and 2009, respectively.

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

Finance Agency Expenses. The FHLBanks fund a portion of the costs of operating the Finance Agency, and each FHLBank is assessed a proportionate share of those costs. The Finance Agency allocates its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of all the FHLBanks.

Office of Finance Expenses. Each FHLBank is assessed a proportionate share of the cost of operating the Office of Finance, which facilitates the issuance and servicing of consolidated obligations. The Office of Finance allocates its operating and capital expenditures among the FHLBanks as follows: (1) two-thirds of the assessment is based on each FHLBank's share of total consolidated obligations outstanding, and (2) one-third of the assessment is based on an equal pro rata allocation. Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank's percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding. The new formula did not materially change the amount the Bank was assessed in 2011 relative to prior years.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Affordable Housing Program. As more fully discussed in Note 13 – Affordable Housing Program, the FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP). The Bank charges the required funding for the AHP to earnings and establishes a liability. The AHP funds provide subsidies in the form of direct grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.

Resolution Funding Corporation Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except real property taxes, they were required to make quarterly payments to the Resolution Funding Corporation (REFCORP) toward the interest on bonds issued by REFCORP through the second quarter of 2011. REFCORP was established by Congress in 1989 under 12 U.S.C. Section 1441b as a means of funding the Resolution Trust Corporation (RTC), a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on the behalf of REFCORP to carry out the functions of REFCORP. See Note 14 – Resolution Funding Corporation Assessments for more information.

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the Bank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its Statement of Condition or are subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the Bank for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. The Bank elected the two-statement approach for interim and annual periods beginning on January 1, 2012, and will apply this guidance retrospectively for all periods presented. Early adoption was permitted. The adoption of this guidance is limited to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

the presentation of the Bank's financial statements and will not affect the Bank's financial condition, results of operations, or cash flows.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012. The Bank will still be required to adopt the remaining new accounting guidance for the presentation of comprehensive income.

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

On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or IFRS; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2012, and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance will result in increased financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance became effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012, for the Bank). The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance will not affect the Bank's financial condition, results of operations, or cash flows.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

date of the guidance for determining what constitutes a troubled debt restructuring.

On April 5, 2011, the FASB issued guidance that clarifies which loan modifications constitute troubled debt restructurings. It is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The guidance became effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Bank). As required, the Bank applied the new guidance for troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance resulted in increased financial statement disclosures, but did not have any effect on the Bank's financial condition, results of operations, or cash flows.

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of the credit risk inherent in the financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes in the allowance for credit losses and reasons for those changes. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains average collected cash balances with commercial banks in consideration for certain services. There are no legal restrictions under these agreements on the withdrawal of these funds. The average collected cash balances were approximately $2 for 2011 and $2 for 2010.

In addition, the Bank maintained average required balances with the Federal Reserve Bank of San Francisco of approximately $1 for 2011 and $1 for 2010. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of San Francisco.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 4 — Trading Securities

The estimated fair value of trading securities as of December 31, 2011 and 2010, was as follows:

	2011	2010
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$1,867	$2,366
Temporary Liquidity Guarantee Program (TLGP) securities(1)	923	128
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	17	20
GSEs – Fannie Mae	1	5
Total	$2,808	$2,519

(1)	TLGP securities represent corporate debentures of the issuing party that are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of December 31, 2011, and 2010, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	2011	2010
Trading securities other than MBS:
Due in 1 year or less	$2,556	$—
Due after 1 year through 5 years	234	2,494
Subtotal	2,790	2,494
MBS:
Other U.S. obligations – Ginnie Mae	17	20
GSEs – Fannie Mae	1	5
Total MBS	18	25
Total	$2,808	$2,519

Interest Rate Payment Terms. Interest rate payment terms for trading securities at December 31, 2011 and 2010, are detailed in the following table:

	2011	2010
Estimated fair value of trading securities other than MBS:
Fixed rate	$796	$128
Adjustable rate	1,994	2,366
Subtotal	2,790	2,494
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	17	20
Collateralized mortgage obligations:
Fixed rate	1	5
Subtotal	18	25
Total	$2,808	$2,519

At December 31, 2011 and 2010, all of the fixed rate trading securities were swapped to an adjustable rate. At December 31, 2011, 81% of the adjustable rate trading securities were swapped to a different adjustable rate index,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

such as the 1-month or 3-month London Inter-Bank Offered Rate (LIBOR). At December 31, 2010, 89% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The net unrealized gain/(loss) on trading securities was $(7) , $(1), and $1 for the years ended December 31, 2011, 2010, and 2009, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 5 — Available-for-Sale Securities

Available-for-sale securities by major security type as of December 31, 2011 and 2010, were as follows:

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,924	$—	$2	$—	$1,926
PLRMBS:
Prime	977	(132)	—	(13)	832
Alt-A, option ARM	1,413	(410)	2	(36)	969
Alt-A, other	7,133	(1,117)	—	(130)	5,886
Total PLRMBS	9,523	(1,659)	2	(179)	7,687
Total	$11,447	$(1,659)	$4	$(179)	$9,613

December 31, 2010

TLGP	$1,928	$—	$—	$(1)	$1,927

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during 2011 were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 7 - Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of December 31, 2011 and 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. The total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The total unrealized losses below include non-credit-related OTTI recognized in AOCI net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI, related to the other-than-temporarily impaired securities. For OTTI analysis of available-for-sale securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses(1)
TLGP securities	$274	$—	$—	$—	$274	$—
PLRMBS:
Prime	96	2	736	143	832	145
Alt-A, option ARM	—	—	950	446	950	446
Alt-A, other	240	10	5,634	1,237	5,874	1,247
Total PLRMBS	336	12	7,320	1,826	7,656	1,838
Total	$610	$12	$7,320	$1,826	$7,930	$1,838

December 31, 2010

TLGP	$1,348	$1	$—	$—	$1,348	$1

(1)
Total unrealized losses in this table will not agree to total gross unrealized losses in the available-for-sale securities by major security type table.Total unrealized losses in this table include non-credit-related OTTI losses recorded in AOCI.

As indicated in the tables above, as of December 31, 2011, the Bank's investments classified as available-for-sale had gross unrealized losses totaling $1,838, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of December 31, 2011 and 2010 are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	2011		2010
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$1,924	$1,926	$—	$—
Due after 1 year through 5 years	—	—	1,928	1,927
Subtotal	1,924	1,926	1,928	1,927
PLRMBS:
Prime	977	832	—	—
Alt-A, option ARM	1,413	969	—	—
Alt-A, other	7,133	5,886	—	—
Total PLRMBS	9,523	7,687	—	—
Total	$11,447	$9,613	$1,928	$1,927

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of $1 at December 31, 2011, and net premiums of $5 at December 31, 2010. At December 31, 2011, the amortized cost of the Bank's PLRMBS classified as available-for-sale included net premiums of $7 and credit-related OTTI of $1,419 (including interest accretion adjustments of $50).

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at December 31, 2011 and 2010, are shown in the following table:

	2011	2010
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$1,924	$1,928
Subtotal	1,924	1,928
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,542	—
Adjustable rate	4,981	—
Subtotal	9,523	—
Total	$11,447	$1,928

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date, as follows:

	2011	2010
Collateralized mortgage obligations:
Converts in 1 year or less	$920	$—
Converts after 1 year through 5 years	748	—
Converts after 5 years through 10 years	175	—
Total	$1,843	$—

The Bank does not own PLRMBS that are backed by mortgage loans purchased by another Federal Home Loan Bank (FHLBank) from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 6 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$3,539	$—	$3,539	$—	$—	$3,539
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	646	—	646	—	(136)	510
Subtotal	5,985	—	5,985	—	(136)	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	—	217	9	—	226
GSEs:
Freddie Mac	3,374	—	3,374	133	—	3,507
Fannie Mae	8,314	—	8,314	316	(12)	8,618
Subtotal GSEs	11,688	—	11,688	449	(12)	12,125
PLRMBS:
Prime	2,201	—	2,201	1	(249)	1,953
Alt-A, option ARM	46	—	46	—	(17)	29
Alt-A, other	1,489	(45)	1,444	14	(226)	1,232
Subtotal PLRMBS	3,736	(45)	3,691	15	(492)	3,214
Total MBS	15,641	(45)	15,596	473	(504)	15,565
Total	$21,626	$(45)	$21,581	$473	$(640)	$21,414

December 31, 2010
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$6,834	$—	$6,834	$—	$—	$6,834
Commercial paper	2,500	—	2,500	—	—	2,500
Housing finance agency bonds	743	—	743	—	(119)	624
TLGP securities	301	—	301	—	—	301
Subtotal	10,378	—	10,378	—	(119)	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	—	33	—	—	33
GSEs:
Freddie Mac	2,326	—	2,326	92	(15)	2,403
Fannie Mae	5,922	—	5,922	220	(12)	6,130
Subtotal GSEs	8,248	—	8,248	312	(27)	8,533
PLRMBS:
Prime	4,285	(330)	3,955	153	(238)	3,870
Alt-A, option ARM	1,751	(653)	1,098	83	(10)	1,171
Alt-A, other	10,063	(1,951)	8,112	694	(458)	8,348
Subtotal PLRMBS	16,099	(2,934)	13,165	930	(706)	13,389
Total MBS	24,380	(2,934)	21,446	1,242	(733)	21,955
Total	$34,758	$(2,934)	$31,824	$1,242	$(852)	$32,214

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

(2)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value.

Securities Transferred. PLRMBS classified as held-to-maturity that experienced credit-related OTTI during 2011

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

were reclassified to the Bank's available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 5 – Available-for-Sale Securities and Note 7 – Other-Than-Temporary Impairment Analysis.
The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2011 and 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. For OTTI analysis of held-to-maturity securities, see Note 7 – Other-Than-Temporary Impairment Analysis.

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,539	$—	$—	$—	$3,539	$—
Commercial paper	300	—	—	—	300	—
Housing finance agency bonds	—	—	510	136	510	136
Subtotal	3,839	—	510	136	4,349	136
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	24	—	25	—
Fannie Mae	223	3	201	9	424	12
Subtotal GSEs	224	3	225	9	449	12
PLRMBS(1):
Prime	180	5	1,676	244	1,856	249
Alt-A, option ARM	—	—	29	17	29	17
Alt-A, other	—	—	1,206	271	1,206	271
Subtotal PLRMBS	180	5	2,911	532	3,091	537
Total MBS	404	8	3,140	541	3,544	549
Total	$4,243	$8	$3,650	$677	$7,893	$685

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$4,438	$—	$—	$—	$4,438	$—
Commercial paper	1,500	—	—	—	1,500	—
Housing finance agency bonds	—	—	624	119	624	119
Subtotal	5,938	—	624	119	6,562	119
MBS:
Other U.S. obligations – Ginnie Mae	20	—	5	—	25	—
GSEs:
Freddie Mac	497	15	27	—	524	15
Fannie Mae	623	8	91	4	714	12
Subtotal GSEs	1,120	23	118	4	1,238	27
PLRMBS(1):
Prime	4	—	3,339	568	3,343	568
Alt-A, option ARM	—	—	1,150	663	1,150	663
Alt-A, other	—	—	8,307	2,409	8,307	2,409
Subtotal PLRMBS	4	—	12,796	3,640	12,800	3,640
Total MBS	1,144	23	12,919	3,644	14,063	3,667
Total	$7,082	$23	$13,543	$3,763	$20,625	$3,786

(1)
Includes securities with gross unrecognized holding losses of $492 and $706 at December 31, 2011 and 2010, respectively, and securities with non-credit-related OTTI charges of $45 and $2,934 that have been recognized in AOCI at December 31, 2011 and 2010, respectively.

As indicated in the tables above, as of December 31, 2011, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $685, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of December 31, 2011 and 2010, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$5,342	$5,342	$5,342
Due after 5 years through 10 years	23	23	21
Due after 10 years	620	620	486
Subtotal	5,985	5,985	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	217	226
GSEs:
Freddie Mac	3,374	3,374	3,507
Fannie Mae	8,314	8,314	8,618
Subtotal GSEs	11,688	11,688	12,125
PLRMBS:
Prime	2,201	2,201	1,953
Alt-A, option ARM	46	46	29
Alt-A, other	1,489	1,444	1,232
Subtotal PLRMBS	3,736	3,691	3,214
Total MBS	15,641	15,596	15,565
Total	$21,626	$21,581	$21,414

December 31, 2010
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$9,635	$9,635	$9,635
Due after 1 year through 5 years	7	7	7
Due after 5 years through 10 years	26	26	23
Due after 10 years	710	710	594
Subtotal	10,378	10,378	10,259
MBS:
Other U.S. obligations – Ginnie Mae	33	33	33
GSEs:
Freddie Mac	2,326	2,326	2,403
Fannie Mae	5,922	5,922	6,130
Subtotal GSEs	8,248	8,248	8,533
PLRMBS:
Prime	4,285	3,955	3,870
Alt-A, option ARM	1,751	1,098	1,171
Alt-A, other	10,063	8,112	8,348
Subtotal PLRMBS	16,099	13,165	13,389
Total MBS	24,380	21,446	21,955
Total	$34,758	$31,824	$32,214

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At December 31, 2011, the amortized cost of the Bank's MBS classified as held-to-maturity included net premiums of $41 and credit-related OTTI of $5 (including interest accretion adjustments of $4). At December 31, 2010, the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

amortized cost of the Bank's MBS classified as held-to-maturity included net premiums of $8 and credit-related OTTI of $995 (including interest accretion adjustments of $36).

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at December 31, 2011 and 2010, are detailed in the following table:

	2011	2010
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$5,339	$9,635
Adjustable rate	646	743
Subtotal	5,985	10,378
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,778	2,461
Adjustable rate	158	169
Collateralized mortgage obligations:
Fixed rate	8,955	11,097
Adjustable rate	4,750	10,653
Subtotal	15,641	24,380
Total	$21,626	$34,758

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	2011	2010
Passthrough securities:
Converts in 1 year or less	$504	$36
Converts after 1 year through 5 years	712	1,484
Converts after 5 years through 10 years	543	917
Total	1,759	2,437
Collateralized mortgage obligations:
Converts in 1 year or less	519	864
Converts after 1 year through 5 years	804	3,615
Converts after 5 years through 10 years	30	561
Total	$1,353	$5,040

The Bank does not own MBS that are backed by mortgage loans purchased by another FHLBank from either (i) members of the Bank or (ii) members of other FHLBanks.

Note 7 — Other-Than-Temporary Impairment Analysis

On a quarterly basis, the Bank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for OTTI. As part of this evaluation, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Bank recognizes OTTI charges to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

security. If the Bank's best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of December 31, 2011, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Certain assumptions in the first model were updated in 2011, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects longer foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit-related charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents the ranges of projected home price recovery by year at December 31, 2011.

December 31, 2011
Year 1	0.0% to 2.8%
Year 2	0.0% to 3.0%
Year 3	1.5% to 4.0%
Year 4	2.0% to 5.0%
Years 5 and 6	2.0% to 6.0%
Thereafter	2.3% to 5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired during the year ended December 31, 2011 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings during the period as well as the related current credit enhancement for the Bank. Credit enhancement is defined as the percentage of subordinated tranches, excess spread and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the PLRMBS in each category shown. The classification (Prime; Alt-A, option ARM; and Alt-A, other) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

December 31, 2011
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	7.8	7.5-8.2	54.0	48.9-60.2	47.8	43.8-53.4	28.7	27.7-29.7
2006	8.3	6.9-8.5	18.4	11.5-31.2	48.5	44.4-53.1	16.5	3.6-20.3
2005	7.7	7.7	45.9	45.9	39.1	39.1	15.4	15.4
2004 and earlier	10.7	8.0-12.9	19.4	10.5-27.8	39.1	35.7-43.2	8.8	5.3-12.6
Total Prime	8.5	6.9-12.9	41.3	10.5-60.2	46.0	35.7-53.4	22.5	3.6-29.7
Alt-A, option ARM
2007	5.7	1.9-7.7	80.9	73.8-90.0	56.4	48.2-66.1	39.3	33.2-46.9
2006	6.0	4.8-7.4	82.1	74.6-88.5	59.5	49.5-68.0	36.0	32.0-39.5
2005	3.9	2.6-6.3	68.0	55.3-78.0	46.2	41.0-52.9	20.6	11.3-26.5
Total Alt-A, option ARM	5.5	1.9-7.7	79.3	55.3-90.0	55.4	41.0-68.0	36.3	11.3-46.9
Alt-A, other
2007	7.9	4.9-15.1	57.4	31.6-84.5	50.8	44.2-59.5	16.6	5.4-44.2
2006	6.8	2.8-12.0	53.2	33.8-79.3	52.4	45.6-63.4	18.3	3.3-34.6
2005	8.5	5.3-14.9	36.9	16.2-73.9	47.6	31.8-65.3	13.0	3.4-22.4
2004 and earlier	11.0	4.9-15.1	30.9	11.0-52.7	43.3	32.5-51.5	15.0	8.3-27.5
Total Alt-A, other	8.1	2.8-15.1	45.4	11.0-84.5	49.3	31.8-65.3	15.1	3.3-44.2
Total	7.7	1.9-15.1	50.9	10.5-90.0	50.1	31.8-68.0	19.2	3.3-46.9

The following table presents the Bank's credit- and non-credit-related OTTI related on its other-than-temporarily impaired PLRMBS during the years ended December 31, 2011 , 2010, and 2009:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2011			2010			2009
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$46	$(8)	$38	$46	$18	$64	$56	$396	$452
Alt-A, option ARM	105	(81)	24	116	(18)	98	208	967	1,175
Alt-A, other	262	113	375	169	209	378	344	2,150	2,494
Total	$413	$24	$437	$331	$209	$540	$608	$3,513	$4,121

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $266 and $850 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the years ended December 31, 2011 and 2010, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
	OTTI Related to Credit Loss	OTTI Related to Credit Loss	OTTI Related to Credit Loss
Balance, beginning of the year	$952	$628	$20
Charges on securities for which OTTI was not previously recognized	16	14	400
Additional charges on securities for which OTTI was previously recognized(1)	397	317	208
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(3)	(7)	—
Balance, end of the year	$1,362	$952	$628

(1)
For the year ended December 31, 2011, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011. For the year ended December 31, 2010, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2010.

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

During 2011, the Bank elected to transfer all its PLRMBS that incurred credit-related OTTI charges from the Bank's held-to-maturity portfolio to its available-for-sale portfolio. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to its available-for-sale portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in response to changes in interest rates,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

changes in prepayment risk, or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during 2011. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
PLRMBS:
Prime	$1,129	$(300)	$142	$971
Alt-A, option ARM	1,574	(520)	79	1,133
Alt-A, other	7,909	(1,852)	667	6,724
Total	$10,612	$(2,672)	$888	$8,828

The following table presents the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges during the years ended December 31, 2011 and 2010, by loan collateral type:

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$—	$—	$—	$—
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	—	—	—	—
Total	$10,936	$9,524	$7,687	$—	$—	$—	$—

December 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,263	$1,159	$829	$978
Alt-A, option ARM	—	—	—	2,047	1,723	1,070	1,154
Alt-A, other	—	—	—	7,594	7,033	5,153	5,799
Total	$—	$—	$—	$10,904	$9,915	$7,052	$7,931

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at December 31, 2011 and 2010, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$27	$27	$26	$27
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	209	207	162	165
Total	$10,936	$9,524	$7,687	$236	$234	$188	$192

December 31, 2010
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$1,263	$1,159	$829	$978
Alt-A, option ARM	—	—	—	2,047	1,723	1,070	1,154
Alt-A, other	—	—	—	7,900	7,338	5,388	6,079
Total	$—	$—	$—	$11,210	$10,220	$7,287	$8,211

For the Bank's PLRMBS that were not other-than-temporarily impaired as of December 31, 2011, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of December 31, 2011, the gross unrealized losses on these remaining PLRMBS are temporary. Forty-six percent of the PLRMBS, based on amortized cost, that were not other-than-temporarily impaired were rated investment grade (2% were rated AAA), and the remaining 54% were rated below investment grade. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. The credit ratings used by the Bank are based on the lowest of Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (Standard & Poor's), or comparable Fitch ratings.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of December 31, 2011, the de minimis gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at December 31, 2011. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of December 31, 2011, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $136. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. In addition, the Bank independently modeled cash flows for the underlying collateral, using

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

assumptions for default rates and loss severity that the Bank deemed reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected losses on the underlying collateral. The Bank determined that, as of December 31, 2011, all of the gross unrealized losses on these bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. As a result, the Bank expects to recover the entire amortized cost basis of these securities.
The Bank also invests in corporate debentures issued under the TLGP, which are guaranteed by the FDIC and backed by the full faith and credit of the U.S. government. The Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the guarantees and the direct support from the U.S. government are sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that as of December 31, 2011, all the gross unrealized losses on its TLGP securities are temporary.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, as of December 31, 2011, all of the gross unrealized losses on its agency MBS are temporary.

Note 8 — Advances

The Bank offers a wide range of fixed and adjustable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from one day to 30 years. Adjustable rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to LIBOR or to another specified index.

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.05% to 8.57% at December 31, 2011, and 0.03 % to 8.57 % at December 31, 2010, as summarized below.

	2011		2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$26,432	0.88%	$52,051	0.97%
After 1 year through 2 years	20,608	1.03	11,687	1.92
After 2 years through 3 years	5,840	1.73	17,038	1.17
After 3 years through 4 years	5,686	2.02	2,310	2.81
After 4 years through 5 years	5,634	1.46	5,115	2.14
After 5 years	3,236	2.78	6,708	1.92
Total par amount	67,436	1.24%	94,909	1.30%
Valuation adjustments for hedging activities	302		363
Valuation adjustments under fair value option	426		327
Total	$68,164		$95,599

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,875 at December 31, 2011, and $7,335 at December 31, 2010. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $328 at December 31, 2011, and $283 at December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank's advances at December 31, 2011 and 2010, included $1,461 and $2,437, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at December 31, 2011 and 2010, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	2011	2010	2011	2010
Within 1 year	$26,755	$52,328	$27,566	$54,145
After 1 year through 2 years	20,602	11,692	20,513	11,053
After 2 years through 3 years	5,805	17,035	5,748	16,828
After 3 years through 4 years	5,665	2,300	5,416	2,160
After 4 years through 5 years	5,583	5,084	5,559	4,812
After 5 years	3,026	6,470	2,634	5,911
Total par amount	$67,436	$94,909	$67,436	$94,909

Credit and Concentration Risk. The following tables present the concentration in advances and the interest income from these advances before the impact of interest rate exchange agreements associated with these advances to the top five borrowers and their affiliates at December 31, 2011, and at December 31, 2010.

December 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$16,100	24%	$121	12%
JPMorgan Chase Bank, National Association(3)	1,562	2	18	2
Subtotal JPMorgan Chase & Co.	17,662	26	139	14
Citibank, N.A.(3)	15,808	23	56	6
Bank of America California, N.A.	5,850	9	66	7
Bank of the West	4,611	7	111	11
OneWest Bank, FSB	4,190	6	111	11
Subtotal top five borrowers and their affiliates	48,121	71	483	49
Others	19,315	29	498	51
Total	$67,436	100%	$981	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2010
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$28,488	30%	$94	6%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	20,950	22	53	3
JPMorgan Chase Bank, National Association(3)	4,075	4	301	18
Subtotal JPMorgan Chase & Co.	25,025	26	354	21
Bank of America California, N.A.	9,954	11	123	7
OneWest Bank, FSB	5,900	6	207	13
Bank of the West	4,641	5	181	11
Subtotal top five borrowers and their affiliates	74,008	78	959	58
Others	20,901	22	705	42
Total	$94,909	100%	$1,664	100%

(1)
Borrower advance amounts and total advance amounts are at par value, and total advance amounts will not agree to carrying value amounts shown in the Statements of Condition. The differences between the par and carrying value amounts primarily relate to unrealized gains or losses associated with hedged advances resulting from valuation adjustments related to hedging activities and under the fair value option.

(2)
Interest income amounts exclude the interest effect of interest rate exchange agreements with derivatives counterparties; as a result, the total interest income amounts will not agree to the Statements of Income. The amount of interest income from advances can vary depending on the amount outstanding, terms to maturity, interest rates, and repricing characteristics.

(3)	Nonmember institutions.

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of December 31, 2011, two of the advances borrowers and their affiliates (Citibank, N.A.; and JPMorgan Chase & Co.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 10 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at December 31, 2011 and 2010, are detailed below:

	2011	2010
Par amount of advances:
Fixed rate:
Due within 1 year	$11,606	$19,800
Due after 1 year	20,577	24,191
Total fixed rate	32,183	43,991
Adjustable rate:
Due within 1 year	14,826	32,251
Due after 1 year	20,427	18,667
Total adjustable rate	35,253	50,918
Total par amount	$67,436	$94,909

The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge. In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the advance. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Values.

At December 31, 2011 and 2010, the Bank used derivatives to effectively convert 75% and 71% of the fixed rate advances to an adjustable rate, such as LIBOR, and 0% and 3% of the adjustable rate advances to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2011 and 2010.

Prepayment Fees, Net. The Bank charges borrowers prepayment fees or pays borrowers prepayment credits when the principal on certain advances is paid prior to original maturity. The Bank records prepayment fees net of any associated fair value adjustments related to prepaid advances that were hedged. The net amount of prepayment fees is reflected as interest income in the Statements of Income for the years ended December 31, 2011, 2010, and 2009, as follows:

	2011	2010	2009
Prepayment fees received	$103	$189	$133
Fair value adjustments	(86)	(115)	(99)
Other basis adjustments	—	(21)	—
Net	$17	$53	$34
Advance principal prepaid	$5,217	$17,108	$17,633

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

The following table presents information as of December 31, 2011 and 2010, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	2011	2010
Fixed rate medium-term mortgage loans	$519	$706
Fixed rate long-term mortgage loans	1,322	1,694
Subtotal	1,841	2,400
Unamortized premiums	15	33
Unamortized discounts	(21)	(49)
Mortgage loans held for portfolio	1,835	2,384
Less: Allowance for credit losses	(6)	(3)
Total mortgage loans held for portfolio, net	$1,829	$2,381

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

For taking on the credit enhancement obligation, the Bank pays the participating member or any successor a credit enhancement fee, which is calculated on the remaining unpaid principal balance of the mortgage loans. The Bank records credit enhancement fees as a reduction to interest income. The Bank reduced net interest income for credit enhancement fees totaling $1 in 2011, $1 in 2010, and $3 in 2009.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at December 31, 2011 and 2010.

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

December 31, 2010
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,887	79%	15,560	72%
OneWest Bank, FSB	317	13	4,229	20
Subtotal	2,204	92	19,789	92
Others	196	8	1,739	8
Total	$2,400	100%	21,528	100%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Credit Products. The Bank lends to member financial institutions that have a principal place of business in Arizona, California, or Nevada. The Bank is required by the FHLBank Act to obtain sufficient collateral for credit products and to accept as collateral for credit products only certain U.S. government or government agency securities, residential mortgage loans or MBS, other eligible real estate-related assets, and cash or deposits in the Bank. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. The Bank may also accept small business, small farm, and small agribusiness loans that are fully secured by collateral (such as real estate, equipment and vehicles, accounts receivable, and inventory) or securities representing a whole interest in such loans as eligible collateral from members that qualify as community financial institutions. The Housing Act added secured loans for community development activities as collateral that the Bank may accept from community financial institutions. In addition, the Bank has advances outstanding to former members and member successors, which are also subject to these security terms.

The Bank requires each borrowing member to execute a written Advances and Security Agreement, which describes the lending relationship between the Bank and the borrower. At December 31, 2011 and 2010, the Bank had a perfected security interest in collateral pledged by each borrowing member, or by the member's affiliate on behalf of the member, with an estimated value in excess of outstanding credit products for that member. Based on the financial condition of the borrowing member, the Bank may either (i) allow the member or its affiliate to retain physical possession of loan collateral pledged to the Bank, provided that the member and its affiliate agree to hold the collateral for the benefit of the Bank, or (ii) require the member or its affiliate to deliver physical possession of loan collateral to the Bank or its custodial agent. All securities collateral is required to be delivered to the Bank's custodial agent. All loan collateral pledged to the Bank is subject to a UCC-1 financing statement.

Section 10(e) of the FHLBank Act affords any security interest granted to the Bank by a member or any affiliate of the member priority over claims or rights of any other party, except claims or rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by bona fide purchasers for value or secured parties with perfected security interests.

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit risk of loss while taking into account borrowers' needs for a reliable source of funding. At December 31, 2011 and 2010, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during 2011 and 2010.

Based on the collateral pledged as security, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of December 31, 2011, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During 2011, eight member institutions were placed into receivership or liquidation. Seven of these institutions had advances outstanding at the time they were placed into receivership or liquidation and one institution did not. The advances outstanding to the seven institutions were either repaid prior to December 31, 2011, or assumed by member institutions, and no losses were incurred by the Bank. Bank capital stock held by two of the eight institutions totaling $4 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other six institutions was transferred to other members.

From January 1, 2012, to February 29, 2012, no member institutions were placed into receivership or liquidation.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents information on delinquent mortgage loans as of December 31, 2011 and 2010.

	2011	2010
	Recorded Investment (1)	Recorded Investment (1)
30 – 59 days delinquent	$24	$27
60 – 89 days delinquent	9	8
90 days or more delinquent	34	29
Total past due	$67	$64
Total current loans	1,777	2,330
Total mortgage loans	$1,844	$2,394
In process of foreclosure, included above(2)	$21	$18
Nonaccrual loans	$34	$29
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	1.83%	1.23%

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

The Bank's average recorded investment in impaired loans totaled $32 in 2011, $28 in 2010, and $15 in 2009.

Mortgage Loans Evaluated at the Individual Master Commitment Level. The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions based on recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool-specific attribute data, applies estimated loss severities, and incorporates the credit enhancements of the mortgage loan programs to determine the Bank's best estimate of probable incurred losses. Migration analysis is a methodology for determining, through the Bank's experience over a historical period, the default rate on pools of similar loans.

The allowance for credit losses on the mortgage loan portfolio for the years ended December 31, 2011, 2010, and 2009, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2011	2010	2009
Balance, beginning of the year	$3.3	$2.0	$1.0
Chargeoffs – transferred to REO	(1.6)	(1.1)	(0.3)
Provision for credit losses	4.2	2.4	1.3
Balance, end of the year	$5.9	$3.3	$2.0
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.07)%	(0.05)%	(0.01)%
Ending balance, individually evaluated for impairment	$4.0	$2.2
Ending balance, collectively evaluated for impairment	1.9	1.1
Recorded investment, end of year	1,843.3	2,395.3
Individually evaluated for impairment	39.7	34.5
Collectively evaluated for impairment	1,803.6	2,360.8

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

Allowance for Credit Losses on Original MPF Loans – The Bank evaluates the allowance for credit losses on Original MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first three layers of loss protection (the liquidation value of the real property securing the loan, any primary mortgage insurance, and available credit enhancements) and records a provision for credit losses on the Original MPF loans. The Bank had established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 as of December 31, 2011, and $0.3 as of December 31, 2010.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on Original MPF loans totaling $0.3 as of December 31, 2011, and $0.1 as of December 31, 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Allowance for Credit Losses on MPF Plus Loans – The Bank evaluates the allowance for credit losses on MPF Plus loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans in excess of the first and second layers of loss protection (the liquidation value of the real property securing the loan and any primary mortgage insurance) to determine whether the Bank's potential credit loss exposure is in excess of the accrued performance-based credit enhancement fee and any supplemental mortgage insurance. If it is, the Bank records an allowance for credit losses on MPF Plus loans. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $4.0 as of December 31, 2011, and $2.2 as of December 31, 2010.

The second component in the evaluation of the allowance for credit losses on MPF Plus mortgage loans applies to loans that are not specifically identified as impaired, and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis and considers various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. The Bank established an allowance for credit losses for this component of the allowance for credit losses on MPF Plus loans totaling $1.3 as of December 31, 2011, and $0.7 million as of December 31, 2010.

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

The Bank's MPF loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to reflect a housing expense ratio that is no more than 31% of the borrower's monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years from the original note date and a housing expense ratio not to exceed 31%. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 31% housing expense ratio is met.

During the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans was classified as troubled debt restructurings. There were no troubled debt restructurings during the year ended December 31, 2010.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any securities purchased under agreements to resell at December 31, 2011 and 2010.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of December 31, 2011 and 2010, were repaid according to the contractual terms.

Note 11 — Deposits

The Bank maintains demand deposit accounts that are directly related to the extension of credit to members and offers short-term deposit programs to members and qualifying nonmembers. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

disbursement of these funds to the owners of the mortgage loans. The Bank classifies these types of deposits as non-interest-bearing deposits.

Deposits as of December 31, 2011 and 2010, were as follows:

	2011	2010
Interest-bearing deposits:
Demand and overnight	$151	$110
Term	1	16
Other	3	2
Total interest-bearing deposits	155	128
Non-interest-bearing deposits	1	6
Total	$156	$134

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at December 31, 2011 and 2010, are detailed in the following table:

	2011		2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$1	0.01%	$16	0.06%
Adjustable rate	154	0.01	112	0.01
Total interest-bearing deposits	155	0.01	128	0.02
Non-interest-bearing deposits	1	—	6	—
Total	$156	0.01%	$134	0.02%

The aggregate amount of time deposits with a denomination of $0.1 or more was $1 at December 31, 2011, and $16 at December 31, 2010. These time deposits were scheduled to mature within three months.

Note 12 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see Note 20 – Commitments and Contingencies. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations issued by other FHLBanks, was approximately $691,868 at December 31, 2011, and $796,374 at December 31, 2010. Regulations require the FHLBanks to maintain, for the benefit of investors in consolidated obligations, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or credit rating at least equivalent to the current assessment or credit rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for the purposes of compliance with these regulations. At December 31, 2011, the Bank had qualifying assets totaling $113,003 to support the Bank's participation in consolidated obligations outstanding of $102,502.

General Terms. Consolidated obligations are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR, Federal funds, U.S. Treasury Bill, Constant Maturity Treasury (CMT), Prime Rate, and others. In addition, to meet the specific needs of certain investors, fixed rate and adjustable rate consolidated obligation bonds may contain certain embedded features, which may result in call options and complex coupon payment terms. In general, when such consolidated obligation bonds are issued for which the Bank is the primary obligor, the Bank simultaneously enters into interest rate exchange agreements containing offsetting features to, in effect, convert the terms of the bond to the terms of a simple adjustable rate bond (tied to an index, such as those listed above).

Consolidated obligations, in addition to having fixed rate or simple adjustable rate coupon payment terms, may also include:

•	Callable bonds, which the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings; and

•
Index amortizing notes, which repay principal according to predetermined amortization schedules or prepay principal based on a calculation linked to the level of a certain index. Index amortizing notes have a stated maturity. As of December 31, 2011 and 2010, the Bank's index amortizing notes had fixed rate coupon payment terms. Usually, as market interest rates change, the portion of the monthly payment allocated to repayment of principal also changes, resulting in a balloon payment on the maturity date if rates rise or causing the note to mature before the stated maturity date if rates fall.

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

Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at December 31, 2011, and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2011		2010
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$40,924	0.54%	$68,636	1.53%
After 1 year through 2 years	19,124	2.38	18,154	0.99
After 2 years through 3 years	3,731	1.92	15,557	3.06
After 3 years through 4 years	2,955	1.96	2,228	2.69
After 4 years through 5 years	8,006	3.15	5,913	1.92
After 5 years	7,301	3.37	9,100	3.96
Index amortizing notes	4	4.61	5	4.61
Total par amount	82,045	1.59%	119,593	1.87%
Unamortized premiums	89		64
Unamortized discounts	(35)		(54)
Valuation adjustments for hedging activities	1,208		1,627
Fair value option valuation adjustments	43		(110)
Total	$83,350		$121,120

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $17,091 at December 31, 2011, and $17,617 at December 31, 2010. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $11,541 at December 31, 2011, and $13,853 at December 31, 2010. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	2011	2010
Par amount of consolidated obligation bonds:
Non-callable	$64,954	$101,976
Callable	17,091	17,617
Total par amount	$82,045	$119,593

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at December 31, 2011 and 2010, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	2011	2010
Within 1 year	$51,735	$81,318
After 1 year through 2 years	18,954	18,299
After 2 years through 3 years	2,661	12,897
After 3 years through 4 years	1,985	1,208
After 4 years through 5 years	5,761	1,610
After 5 years	945	4,256
Index amortizing notes	4	5
Total par amount	$82,045	$119,593

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

	2011		2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$19,159	0.11%	$19,540	0.21%
Unamortized discounts	(7)		(13)
Total	$19,152		$19,527

Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at December 31, 2011 and 2010, are detailed in the following table.

	2011	2010
Par amount of consolidated obligations:
Bonds:
Fixed rate	$59,607	$80,766
Adjustable rate	19,688	33,300
Step-up	2,221	4,843
Step-down	115	215
Fixed rate that converts to adjustable rate	290	419
Adjustable rate that converts to fixed rate	35	35
Adjustable rate that converts to step-up	75	—
Range bonds	10	10
Index amortizing notes	4	5
Total bonds, par	82,045	119,593
Discount notes, par	19,159	19,540
Total consolidated obligations, par	$101,204	$139,133

In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting treatment. In addition, for certain consolidated obligation bonds for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 18 – Derivatives and Hedging Activities and Note 19 – Fair Values.

At December 31, 2011 and 2010, the Bank used interest rate exchange agreements to effectively convert 80% and 86% of the fixed rate bonds to an adjustable rate, such as LIBOR, and 96% and 96% of the adjustable rate bonds to a different adjustable rate index, such as 1-month or 3-month LIBOR. At December 31, 2011 and 2010, the Bank used interest rate exchange agreements to effectively convert 61% and 63% of the fixed rate discount notes to an adjustable rate, such as LIBOR.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at December 31, 2011 and 2010.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 13 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program (AHP). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for their AHPs, in the aggregate, the greater of $100 or 10% of the current year's net earnings (income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP, until the REFCORP obligation was fully satisfied). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. REFCORP was designated as the calculation agent for REFCORP and AHP assessments, which were calculated simultaneously because of their interdependence. The Bank accrues this expense monthly based on its net earnings. The FHLBanks fully satisfied their REFCORP obligation with their payment made on July 15, 2011. For more information, see Note 14 – Resolution Funding Corporation Assessments.

If the Bank experienced a net loss during a quarter but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the amount of the AHP liability would be equal to zero, since each FHLBank's required annual AHP contribution is limited to its annual net earnings. However, if the result of the aggregate 10% calculation is less than $100 for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to ensure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of an FHLBank's income in relation to the income of all the FHLBanks for the previous year. There was no AHP shortfall, as described above, in 2011, 2010, or 2009. If an FHLBank finds that its required AHP assessments are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2011, 2010, or 2009.

The Bank's total AHP assessments equaled $25, $46, and $58 during 2011, 2010, and 2009, respectively. These amounts were charged to earnings each year and recognized as a liability. As subsidies are disbursed, the AHP liability is reduced. The AHP liability was as follows:

	2011	2010	2009
Balance, beginning of the year	$174	$186	$180
AHP assessments	25	46	58
AHP grant payments	(49)	(58)	(52)
Balance, end of the year	$150	$174	$186

All subsidies were distributed in the form of direct grants in 2011, 2010, and 2009. The Bank had $5 and $5 in outstanding AHP advances at December 31, 2011 and 2010, respectively.

Note 14 — Resolution Funding Corporation Assessments

The FHLBanks were required to make payments to REFCORP from 1990 to 2011. REFCORP was established in 1989 under 12 U.S.C. Section 1441b as a means of funding the RTC, a federal instrumentality established to provide funding for the resolution and disposition of insolvent savings institutions. Each FHLBank was required to pay 20% of income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their interdependence. Calculation of the AHP assessment is discussed in Note 13 – Affordable Housing Program.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011. During 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement (Agreement), as amended, that requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account at that FHLBank until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. For additional information on the Agreement, see Note 15 – Capital.

Because the REFCORP obligation was fully satisfied by the FHLBanks' payment for the second quarter of 2011, the FHLBanks began allocating 20 percent of net income to their new restricted retained earnings accounts in the third quarter of 2011. Under the Agreement, these restricted retained earnings will not be available to pay dividends. See Note 15 — Capital, for more information.

The Bank's total REFCORP assessments equaled $17 in 2011, $100 in 2010, and $128 in 2009.

Changes in the Bank's REFCORP (asset)/liability were as follows:

	2011	2010	2009
Balance, beginning of the year	$37	$25	$(51)
REFCORP assessments	17	100	128
REFCORP payments	(54)	(88)	(52)
Balance, end of the year	$—	$37	$25

Note 15 — Capital

Capital Requirements. The Bank issues only one class of stock, Class B stock, with a par value of one hundred dollars per share, which may be redeemed (subject to certain conditions) upon five years' notice by the member to the Bank. However, at its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five years have expired. (See “Excess Capital Stock” below for more information.) The stock may be issued, redeemed, and repurchased only at its stated par value, subject to certain statutory and regulatory requirements. The Bank may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum stock requirement and the Bank will continue to meet its regulatory requirements for total capital, leverage capital, and risk-based capital.

Under the Housing Act, the Director of the Finance Agency is responsible for setting the risk-based capital standards for the FHLBanks. The FHLBank Act and regulations governing the operations of the FHLBanks require that the Bank's minimum stock requirement for members must be sufficient to enable the Bank to meet its regulatory requirements for total capital, leverage capital, and risk-based capital. The Bank must maintain: (i) total regulatory capital in an amount equal to at least 4% of its total assets, (ii) leverage capital in an amount equal to at least 5% of its total assets, and (iii) permanent capital in an amount at least equal to its regulatory risk-based capital requirement. Regulatory capital and permanent capital are defined as retained earnings and Class B stock, which includes mandatorily redeemable capital stock, which is classified as a liability for financial reporting purposes. Regulatory capital and permanent capital do not include AOCI. Leverage capital is defined as the sum of permanent capital, weighted by a 1.5 multiplier, plus non-permanent capital. Non-permanent capital consists of Class A capital stock, which is redeemable upon six months' notice. The Bank's capital plan does not provide for the issuance of Class A capital stock.

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

As of December 31, 2011 and 2010, the Bank was in compliance with these capital rules and requirements, as

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

shown in the following table.

	2011		2010
	Required	Actual	Required	Actual
Risk-based capital	$4,915	$12,176	$4,209	$13,640
Total regulatory capital	$4,542	$12,176	$6,097	$13,640
Total regulatory capital ratio	4.00%	10.72%	4.00%	8.95%
Leverage capital	$5,678	$18,264	$7,621	$20,460
Leverage ratio	5.00%	16.08%	5.00%	13.42%

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

The Bank has a cooperative ownership structure under which members, former members, and certain other nonmembers own the Bank's capital stock. Former members and certain other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions are paid off or until their capital

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

stock is redeemed following the relevant five-year redemption period for capital stock, in accordance with the Bank's capital requirements. Capital stock cannot be purchased or sold except between the Bank and its members (or their successors) at the stock's par value of one hundred dollars per share. If a member cancels its written notice of redemption or notice of withdrawal or if the Bank allows the transfer of mandatorily redeemable capital stock to a member, the Bank reclassifies mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

The Bank will not redeem or repurchase stock that is required to meet the minimum stock requirement until five years after the member's membership is terminated or after the Bank receives notice of the member's withdrawal. The Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding, and then only if certain statutory and regulatory conditions are met. In accordance with the Bank's current practice, if activity-based stock becomes excess stock because an activity no longer remains outstanding, the Bank may repurchase the excess activity-based stock on a scheduled quarterly basis subject to certain conditions, at its discretion.

The Bank had mandatorily redeemable capital stock totaling $5,578 outstanding to 53 institutions at December 31, 2011, $3,749 outstanding to 50 institutions at December 31, 2010, and $4,843 outstanding to 42 institutions at December 31, 2009. The change in mandatorily redeemable capital stock for the years ended December 31, 2011, 2010, and 2009 was as follows:

	2011	2010	2009
Balance at the beginning of the year	$3,749	$4,843	$3,747
Reclassified from/(to) capital during the year:
Merger with or acquisition by nonmember institution(1)	19	4	1,568
Termination of membership(1)(4)	3,169	308	162
Acquired by/transferred to members(1)(2)(3)	(500)	(900)	(618)
Redemption of mandatorily redeemable capital stock	(57)	(3)	(16)
Repurchase of excess mandatorily redeemable capital stock	(802)	(503)	—
Balance at the end of the year	$5,578	$3,749	$4,843

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

(2)
During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank's outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association, totaling $3,208, to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2009, the third quarter of 2010, and the first quarter of 2011, the Bank allowed the transfer of excess capital stock totaling $300, $875 and $500, respectively, from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based capital stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

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

(4) On June 28, 2011, the Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability), as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its merger with an affiliate outside of the Bank's district.

Cash dividends on mandatorily redeemable capital stock in the amount of $12, $16, and $7 were recorded as interest expense in 2011, 2010, and 2009, respectively.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011 and 2010.

Contractual Redemption Period	2011	2010
Within 1 year	$49	$58
After 1 year through 2 years	1,086	58
After 2 years through 3 years	1,288	1,797
After 3 years through 4 years	250	1,538
After 4 years through 5 years	2,905	298
Total	$5,578	$3,749

A member may cancel its notice of redemption or notice of withdrawal from membership by providing written notice to the Bank prior to the end of the relevant five-year redemption period or the membership termination date. If the Bank receives the notice of cancellation within 30 months following the notice of redemption or notice of withdrawal, the member is charged a fee equal to fifty cents multiplied by the number of shares of capital stock affected. If the Bank receives the notice of cancellation more than 30 months following the notice of redemption or notice of withdrawal (or if the Bank does not redeem the member's capital stock because following the redemption the member would fail to meet its minimum stock requirement), the member is charged a fee equal to one dollar multiplied by the number of shares of capital stock affected. In certain cases the Board of Directors may waive a cancellation fee for bona fide business purposes.

The Bank's stock is considered putable by the shareholder. There are significant statutory and regulatory restrictions on the Bank's obligation or ability to redeem outstanding stock, which include the following:

•
In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to meet its minimum capital requirements for total capital, leverage capital, and risk-based capital. All holdings of the Bank's capital stock immediately become nonredeemable if the Bank fails to meet its minimum capital requirements.

•
The Bank may not be able to redeem any capital stock if either its Board of Directors or the Finance Agency determines that it has incurred or is likely to incur losses resulting in or expected to result in a charge against capital.

•
In addition to being able to prohibit capital stock redemptions, the Bank's Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of continuing membership, as needed for the Bank to satisfy its statutory and regulatory capital requirements.

•
If, during the period between receipt of a capital stock redemption notice and the actual redemption (a period that could last indefinitely), the Bank becomes insolvent and is either liquidated or merged with another FHLBank, the redemption value of the capital stock will be established either through the liquidation or the merger process. If the Bank is liquidated, after payment in full to the Bank's creditors and to the extent funds are then available, each shareholder will be entitled to receive the par value of its capital stock as well as any retained earnings in an amount proportional to the shareholder's share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors will determine the rights and preferences of the Bank's shareholders, subject to any terms and conditions imposed by the Finance Agency.

•	The Bank may not redeem any capital stock if the principal or interest due on any consolidated obligations issued by the Office of Finance has not been paid in full.

•
The Bank may not redeem any capital stock if the Bank fails to provide the Finance Agency with the quarterly certification required by section 1270.10(b)(1) of the Finance Agency rules prior to declaring or paying dividends for a quarter.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory capital requirements. Based on Finance Agency interpretation, the classification of certain shares of the Bank's capital stock as mandatorily redeemable does not affect the definition of total capital for purposes of: determining the Bank's compliance with its regulatory capital requirements, calculating its mortgage-backed securities investment authority (300% of total capital), calculating its unsecured credit exposure to other government-sponsored enterprises (GSEs) (limited to 100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

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

In general, the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

As the cumulative net valuation gains are reversed by periodic net losses and settlements of contractual interest cash flows, the amount of cumulative net gains decreases. The amount of retained earnings under this provision of the policy is therefore decreased, and that portion of the previously restricted retained earnings becomes unrestricted and may be made available for dividends. In this case, the potential dividend payout in a given period will be substantially the same as it would have been without the effects of valuation adjustments, provided that at the end of the period the cumulative net effect since inception remains a net gain. The purpose of the valuation adjustments category of restricted retained earnings is to provide sufficient retained earnings to offset future net losses that result from the reversal of cumulative net gains, so that potential dividend payouts in future periods are not necessarily affected by the reversals of these gains. Although restricting retained earnings in accordance with this provision of the policy may preserve the Bank's ability to pay dividends, the reversal of the cumulative net gains in any given period may result in a net loss if the reversal exceeds net earnings before the impact of valuation adjustments for that period. Also, if the net effect of valuation adjustments since inception results in a cumulative net loss, the Bank's other retained earnings at that time (if any) may not be sufficient to offset the net loss. As a result, the future effects of valuation adjustments may cause the Bank to reduce or temporarily suspend dividend payments.

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, and a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

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

Joint Capital Enhancement Agreement - In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

The Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. The Bank's amended capital plan became effective on September 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income each quarter to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Under the Agreement, these restricted retained earnings will not be available to pay dividends.

The following table summarizes the activity related to restricted retained earnings for the years ended December 31, 2011 and 2010:

	2011				2010
	Retained Earnings Related to:				Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609	$181	$1,058	$1,239
Transfers to/(from) restricted retained earnings	(69)	29	234	194	(33)	403	370
Balance at end of the period	$79	$29	$1,695	$1,803	$148	$1,461	$1,609

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $34 at an annualized rate of 0.29% in 2011 and $45 at an annualized rate of 0.34% in 2010.

On February 22, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the fourth quarter of 2011 at an annualized dividend rate of 0.48%. The Bank recorded the dividend on February 22, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13, on or about March 15, 2012.

The Bank will pay the dividend in cash rather than stock form to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of December 31, 2011, the Bank's excess capital stock totaled $6,214, or 5.47% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

Excess Capital Stock. The Bank may repurchase some or all of a shareholder's excess capital stock and any excess mandatorily redeemable capital stock at the Bank's discretion and subject to certain statutory and regulatory requirements. The Bank must give the shareholder 15 days' written notice; however, the shareholder may waive this notice period. The Bank may also repurchase some or all of a shareholder's excess capital stock at the shareholder's request at the Bank's discretion and subject to certain statutory and regulatory requirements. A shareholder's excess capital stock is defined as any stock holdings in excess of the shareholder's minimum capital stock requirement, as established by the Bank's capital plan.

A shareholder may obtain redemption of excess capital stock following a relevant five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. As noted above, at its discretion, under certain conditions the Bank may repurchase excess stock at any time before the relevant five-year redemption period has expired. The decision to repurchase excess stock prior to the expiration of the redemption period is at the Bank's discretion. Stock required to meet a withdrawing shareholder's membership stock requirement may only be redeemed at the end of the relevant five-year redemption period subject to statutory and regulatory limits and other conditions.

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess stock created primarily by declining advances balances in 2011 and 2010. The Bank opted to maintain its strong regulatory capital position, while repurchasing $1,845 and $1,444 in excess capital stock during 2011 and 2010, respectively.

During 2011 and 2010, the relevant five-year redemption period for $57 and $3, respectively, in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On February 22, 2012, the Bank announced that it plans to repurchase up to $500 in excess capital stock on March 16, 2012. This repurchase, combined with the scheduled redemption of $5 in mandatorily redeemable capital stock during the first quarter of 2012, will reduce the Bank's excess capital stock by up to $505. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, its overall financial performance and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6,214 as of December 31, 2011, and $6,682 as of December 31, 2010.

Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2011 and 2010.

	2011		2010
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$2,884	28%	$3,445	29%
Banamex, USA	2	—	—	—
Subtotal Citigroup Inc.	2,886	28	3,445	29
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,340	13	1,099	9
JPMorgan Chase Bank, National Association(2)	893	9	1,566	13
Subtotal JPMorgan Chase & Co.	2,233	22	2,665	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,183	11	1,435	12
Wells Fargo Financial National Bank	4	—	5	—
Subtotal Wells Fargo & Company	1,187	11	1,440	12
Total capital stock ownership over 10%	6,306	61	7,550	63
Others	4,067	39	4,481	37
Total	$10,373	100%	$12,031	100%

(1) The Bank reclassified $3,165 of capital stock to mandatorily redeemable capital stock (a liability) on June 28, 2011, as a result of the membership termination of Citibank, N.A., which became ineligible for membership in the Bank when it became a member of another Federal Home Loan Bank in connection with its merger with an affiliate outside of the Bank's district.

(2)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

Note 16 — Employee Retirement Plans and Incentive Compensation Plans

Defined Benefit Plans

Cash Balance Plan. The Bank provides retirement benefits through a Bank-sponsored Cash Balance Plan, a qualified defined benefit plan. The Cash Balance Plan covers all employees who have completed six months of Bank service. Under the plan, each eligible Bank employee accrues benefits annually equal to 6% of the employee's annual compensation, plus 6% interest on the benefits accrued to the employee through the prior yearend. The Cash Balance Plan is funded through a qualified trust established by the Bank.

Non-Qualified Defined Benefit Plans. The Bank sponsors several non-qualified defined benefit retirement plans. These non-qualified plans include the following:

•	Benefit Equalization Plan, a non-qualified retirement plan restoring benefits offered under the Cash Balance Plan that have been limited by laws governing the plan;

•
Supplemental Executive Retirement Plan (SERP), a non-qualified unfunded retirement benefit plan available to the Bank's executive management, which generally provides a service-linked supplemental cash balance annual contribution credit to SERP participants and an annual interest credit of 6% that is in addition to the contributions made to the qualified Cash Balance Plan; and

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•
Defined benefit portion of the Deferred Compensation Plan, a non-qualified retirement plan available to eligible Bank officers, which provides make-up pension benefits that would have been earned under the Cash Balance Plan had the compensation not been deferred. See below for further discussion on the Deferred Compensation Plan.

Postretirement Health Benefit Plan. The Bank provides a postretirement health benefit plan to employees hired before January 1, 2003. The Bank's costs are capped at 1998 health care and premium amounts. As a result, changes in health care cost trend rates will have no effect on the Bank's accumulated postretirement benefit obligation or service and interest costs.

The following tables summarize the changes in the benefit obligations, plan assets, and funded status of the defined benefit Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan for the years ended December 31, 2011 and 2010.

	2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Change in benefit obligation
Benefit obligation, beginning of the year	$26	$13	$2	$22	$12	$2
Service cost	2	1	—	2	1	—
Interest cost	1	1	—	1	—	—
Employee contributions	—	—	1	—	—	—
Actuarial gain/(loss)	3	1	(1)	2	—	—
Benefits paid	(1)	—	—	(1)	—	—
Benefit obligation, end of the year	$31	$16	$2	$26	$13	$2
Change in plan assets
Fair value of plan assets, beginning of the year	$23	$—	$—	$18	$—	$—
Actual return on plan assets	—	—	—	2	—	—
Employer contributions	2	—	—	4	—	—
Benefits paid	(1)	—	—	(1)	—	—
Fair value of plan assets, end of the year	$24	$—	$—	$23	$—	$—
Funded status at the end of the year	$(7)	$(16)	$(2)	$(3)	$(13)	$(2)

Amounts recognized in the Statements of Condition at December 31, 2011 and 2010, consist of:

	2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Other liabilities	$(7)	$(16)	$(2)	$(3)	$(13)	$(2)

Amounts recognized in AOCI at December 31, 2011 and 2010, consist of:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net loss/(gain)	$11	$3	$(2)	$7	$1	$(1)
Transition obligation	—	—	1	—	—	1
AOCI	$11	$3	$(1)	$7	$1	$—

The following table presents information for pension plans with benefit obligations in excess of plan assets at December 31, 2011 and 2010.

	2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Projected benefit obligation	$31	$16	$2	$26	$13	$2
Accumulated benefit obligation	29	15	2	24	12	2
Fair value of plan assets	24	—	—	23	—	—

Components of the net periodic benefit costs and other amounts recognized in other comprehensive income for the years ended December 31, 2011, 2010, and 2009, were as follows:

	2011			2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Net periodic benefit cost/(income)
Service cost	$2	$1	$—	$2	$1	$—	$2	$1	$—
Interest cost	1	1	—	1	—	—	1	1	—
Expected return on plan assets	(2)	—	—	(1)	—	—	(1)	—	—
Net periodic benefit cost	1	2	—	2	1	—	2	2	—
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	4	2	(1)	1	—	—	—	1	—
Total recognized in other comprehensive income	4	2	(1)	1	—	—	—	1	—
Total recognized in net periodic benefit cost and other comprehensive income	$5	$4	$(1)	$3	$1	$—	$2	$3	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Estimated net gain/(loss)	$1	$—	$—

Weighted-average assumptions used to determine the benefit obligations at December 31, 2011 and 2010, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	2011			2010
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	4.00%	4.00%	4.25%	5.00%	5.00%	5.50%
Rate of salary increase	4.00	4.00	—	4.00	4.00	—

Weighted-average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2011, 2010, and 2009, for the Cash Balance Plan, non-qualified defined benefit plans, and postretirement health benefit plan were as follows:

	2011			2010			2009
	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
Discount rate	5.00%	5.00%	5.50%	5.75%	5.75%	5.85%	6.50%	6.50%	6.20%
Rate of salary increase	4.00	4.00	—	5.00	5.00	—	5.00	5.00	—
Expected return on plan assets	8.00	—	—	8.00	—	—	8.00	—	—

The Bank uses a discount rate to determine the present value of its future benefit obligations. The discount rate reflects the rates available at the measurement date on long-term, high-quality fixed income debt instruments and was determined based on the Citigroup Pension Discount Curve. The Bank has determined that the timing and amount of projected cash outflows in the Citigroup Pension Discount Curve are consistent with the timing and amount of expected benefit payments by comparing the duration of projected plan liabilities to the duration of the bonds in the Citigroup Pension Discount Curve. This comparison showed that the duration of the projected plan liabilities is approximately the same as, or slightly longer than, the duration of the bonds in the Citigroup Pension Discount Curve. The discount rate is reset annually on the measurement date.

The expected return on plan assets was determined based on: (i) the historical returns for each asset class, (ii) the expected future long-term returns for these asset classes, and (iii) the plan's target asset allocation.

The table below presents the fair values of the Cash Balance Plan's assets as of December 31, 2011 and 2010, by asset category. See Note 19 – Fair Values for further information regarding the three levels of fair value measurement.

	2011				2010
	Fair Value Measurement Using:				Fair Value Measurement Using:
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—	$1	$—	$—	$1
Equity mutual funds	14	—	—	14	14	—	—	14
Fixed income mutual funds	9	—	—	9	7	—	—	7
Real estate mutual funds	—	—	—	—	—	—	—	—
Other mutual funds	1	—	—	1	1	—	—	1
Total	$24	$—	$—	$24	$23	$—	$—	$23

The Cash Balance Plan is administered by the Bank's Retirement Committee, which establishes the plan's Statement of Investment Policy and Objectives. The Retirement Committee has adopted a strategic asset allocation that envisions a reasonably stable distribution of assets among major asset classes. These asset classes include domestic large-, mid-, and small-capitalization equity investments; international equity investments; and fixed income

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

investments. The Retirement Committee has set the Cash Balance Plan's target allocation percentages for a mix range of 50-70% equity and 30-50% fixed income. The Retirement Committee reviews the performance of the Cash Balance Plan on a quarterly basis.

The Cash Balance Plan's weighted average asset allocation at December 31, 2011 and 2010, by asset category was as follows:

Asset Category	2011	2010
Cash and cash equivalents	2%	4%
Equity mutual funds	56	59
Fixed income mutual funds	38	33
Real estate mutual funds	2	2
Other mutual funds	2	2
Total	100%	100%

The Bank contributed $2 in 2011 and expects to contribute $3 in 2012 to the Cash Balance Plan. Immaterial contribution amounts were made to the non-qualified defined benefit plans and postretirement health plan in 2011. The Bank expects to contribute $5 to the non-qualified defined benefit plans and postretirement health plan in 2012.

The following are the estimated future benefit payments, which reflect expected future service, as appropriate:

Year	Cash Balance Plan	Non-Qualified Defined Benefit Plans	Post-retirement Health Benefit Plan
2012	$3	$5	$—
2013	3	—	—
2014	2	—	—
2015	3	1	—
2016	2	1	—
2017 – 2021	14	6	1

Defined Contribution Plans

Retirement Savings Plan. The Bank sponsors a qualified defined contribution retirement savings plan, the Federal Home Loan Bank of San Francisco Savings 401(k) Plan. Contributions to the Savings Plan consist of elective participant contributions of up to 20% of each participant's base compensation and a Bank matching contribution of up to 6% of each participant's base compensation. The Bank contributed approximately $2, $2, and $2 during the years ended December 31, 2011, 2010, and 2009, respectively.

Benefit Equalization Plan. The Bank sponsors a non-qualified retirement plan restoring benefits offered under the Savings Plan that have been limited by laws governing the plan. Contributions made during the years ended December 31, 2011, 2010, and 2009, were de minimis.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan that is available to all eligible Bank officers and directors. The defined contribution portion of the plan is comprised of two components: (i) officer or director deferral of current compensation, and (ii) make-up matching contributions for officers that would have been made by the Bank under the Savings Plan had the compensation not been deferred. The make-up benefits under the Deferred Compensation Plan vest according to the corresponding provisions of the Savings Plan. The Deferred Compensation Plan liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank's obligation for this plan at December 31, 2011, 2010, and 2009, was $22, $22, and $21,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

respectively.

Incentive Compensation Plans

The Bank provides incentive compensation plans for many of its employees, including executive officers. Other liabilities include $11 and $11 for incentive compensation at December 31, 2011 and 2010, respectively.

Note 17 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charge on the Bank's PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance.

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

The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the years ended December 31, 2011, 2010, and 2009.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Income/ (Loss)	Other Expense	Income Before Assessments
2011	$335	$555	$890	$(118)	$(33)	$12	$1,029	$(645)	$126	$258
2010	494	564	1,058	(91)	(161)	16	1,294	(604)	145	545
2009	700	543	1,243	(93)	(452)	7	1,781	(948)	132	701

(1)	Does not include credit-related OTTI charges of $413, $331, and $608 for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank's Retained Earnings and Dividend Policy.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at December 31, 2011, 2010, and 2009.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Advances- Related Business	Mortgage- Related Business	Total Assets
2011	$88,302	$25,250	$113,552
2010	128,424	23,999	152,423
2009	161,406	31,456	192,862

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

Additional active uses of interest rate exchange agreements include: (i) offsetting embedded options in assets and liabilities, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable fixed rate debt, (iv) reducing the interest rate sensitivity and modifying the repricing gaps of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank's use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a cash flow hedge of an underlying financial instrument, (iii) an economic hedge of a specific asset or liability, or (iv) an intermediary transaction for members.

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

Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively.

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

Intermediation – As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivatives transactions with members and other counterparties. This intermediation allows members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary may also arise when the Bank enters into derivatives to offset the economic effect of other derivatives that are no longer designated to advances, investments, or consolidated obligations. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $810 at December 31, 2011, and $960 at December 31, 2010. The Bank did not have any interest rate exchange agreements outstanding at December 31, 2011 and 2010, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, agency MBS, and the taxable portion of highly rated state or local housing finance agency obligations. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank executes callable swaps and purchases swaptions in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.

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

Advances – The Bank offers a wide array of advances structures to meet members' funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the advance. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment.

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

In addition, for certain consolidated obligation bonds for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment.

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during 2011, 2010, or 2009.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $129,576 and $190,410 at December 31, 2011 and 2010, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	2011	2010
Total net exposure at fair value(1)	$914	$1,525
Cash collateral held	514	807
Net exposure after cash collateral	400	718
Securities collateral held	381	698
Net exposure after collateral	$19	$20

(1)	Includes net accrued interest receivable of $86 and $253 as of December 31, 2011 and 2010, respectively.

Certain of the Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. If the Bank's debt rating falls below A-/A3 (and in one agreement, below A/A2), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at December 31, 2011, was $110, for which the Bank had posted collateral of $33 in the normal course of business. If the credit rating of the Bank's debt had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $24 of collateral (at fair value) to its derivatives counterparties at December 31, 2011.

 On April 20, 2011, Standard & Poor's revised its outlook on the FHLBanks' consolidated obligations and on the long-term credit ratings of ten FHLBanks, including the Bank, to reflect its revision of the outlook on the long-term sovereign credit rating of the United States to negative from stable. In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

long-term sovereign credit rating of the United States. On July 15, 2011, Standard & Poor's placed the long-term credit ratings of the ten FHLBanks on CreditWatch with negative implications after placing the long-term sovereign credit rating of the United States on CreditWatch negative on July 14, 2011. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issue ratings on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch.

On July 13, 2011, Moody's placed the Aaa bond rating of the U. S. government, and consequently the ratings of the GSEs, including the FHLBanks, on review for possible downgrade because of the risk that the statutory debt limit would not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody's considers directly linked to the U.S. government. In conjunction with the revision of the U.S. government outlook to negative, Moody's also revised the rating outlook for the FHLBank System and the 12 FHLBanks to negative.
The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of December 31, 2011 and 2010. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

	2011			2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$56,355	$1,241	$309	$84,131	$1,816	$429
Total	56,355	1,241	309	84,131	1,816	429
Derivatives not designated as hedging instruments:
Interest rate swaps	72,245	366	492	104,193	518	535
Interest rate caps, floors, corridors, and/or collars	976	4	11	2,086	17	24
Total	73,221	370	503	106,279	535	559
Total derivatives before netting and collateral adjustments	$129,576	1,611	812	$190,410	2,351	988
Netting adjustments by counterparty		(697)	(697)		(826)	(826)
Cash collateral and related accrued interest		(514)	(42)		(807)	1
Total collateral and netting adjustments(1)		(1,211)	(739)		(1,633)	(825)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$400	$73		$718	$163

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(31)	$1	$24
Total net gain/(loss) related to fair value hedge ineffectiveness	(31)	1	24
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(192)	(8)	538
Interest rate caps, floors, corridors, and/or collars	—	—	12
Net interest settlements	(33)	(161)	(452)
Total net gain/(loss) related to derivatives not designated as hedging instruments	(225)	(169)	98
Net gain/(loss) on derivatives and hedging activities	$(256)	$(168)	$122

The following table presents, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the years ended December 31, 2011, 2010, and 2009.

Hedged Item Type	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Year ended December 31, 2011:
Advances	$21	$(19)	$2	$(260)
Consolidated obligation bonds	(372)	339	(33)	1,092
Total	$(351)	$320	$(31)	$832
Year ended December 31, 2010:
Advances	$159	$(160)	$(1)	$(547)
Consolidated obligation bonds	(480)	482	2	1,733
Total	$(321)	$322	$1	$1,186
Year ended December 31, 2009:
Advances	$641	$(677)	$(36)	$(966)
Consolidated obligation bonds	(1,649)	1,709	60	2,099
Total	$(1,008)	$1,032	$24	$1,133

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the years ended December 31, 2011 and 2010, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2011, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 19 — Fair Values

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following table presents the carrying value and fair value of the Bank's financial instruments at December 31, 2011 and 2010.

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,494	$3,494	$755	$755
Federal funds sold	5,366	5,366	16,312	16,312
Trading securities	2,808	2,808	2,519	2,519
Available-for-sale securities	9,613	9,613	1,927	1,927
Held-to-maturity securities	21,581	21,414	31,824	32,214
Advances (includes $8,684 and $10,490 at fair value under the fair value option, respectively)	68,164	68,584	95,599	95,830
Mortgage loans held for portfolio, net of allowance for credit losses	1,829	1,976	2,381	2,511
Accrued interest receivable	180	180	228	228
Derivative assets, net(1)	400	400	718	718
Liabilities
Deposits	156	156	134	134
Consolidated obligations:
Bonds (includes $15,712 and $20,872 at fair value under the fair value option, respectively)	83,350	83,878	121,120	121,338
Discount notes	19,152	19,155	19,527	19,528
Mandatorily redeemable capital stock	5,578	5,578	3,749	3,749
Accrued interest payable	241	241	467	467
Derivative liabilities, net(1)	73	73	163	163
Other
Standby letters of credit	6	6	26	26

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

Investment Securities – MBS – To value its MBS, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of price discrepancies identified by the Bank.

Recently, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors' pricing processes, methodologies, and control procedures.

Prior to December 31, 2011, the Bank established a fair value for each security using a formula that was based on the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to additional validation. The resulting fair values were tested for reasonableness using specified tolerance thresholds based on security type. Fair values within these established thresholds were generally accepted unless strong evidence suggested that using the fair value would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to dealer estimates.

Effective December 31, 2011, the Bank refined its method for estimating the fair values of its MBS. The Bank's refined valuation technique first requires the establishment of a “median” price for each security using the same process described above. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of December 31, 2011, for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared the implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Any significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

As of December 31, 2011, four vendor prices were received for substantially all of the Bank's MBS and the fair value estimates for substantially all of those securities were determined by averaging the four vendor prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the Bank's MBS as of December 31, 2011. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy.

Investment Securities – FFCB bonds, TLGP securities, and Housing Finance Agency Bonds – The Bank estimates the fair values of these securities using the same methodology as described above for MBS.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable), creditworthiness of members, advance collateral types, prepayment assumptions, and other factors, such as credit loss assumptions, as necessary.

Because no principal market exists for the sale of advances, the Bank has defined the most advantageous market as a hypothetical market in which an advance sale could occur with a hypothetical financial institution. The Bank's primary inputs for measuring the fair value of advances are market-based consolidated obligation yield curve (CO Curve) inputs obtained from the Office of Finance and provided to the Bank. The Bank prices advances using the CO Curve because it represents the Bank's cost of funds. The CO Curve is then adjusted to reflect the rates on replacement advances with similar terms and collateral. These spread adjustments are not market-observable and are evaluated for significance in the overall fair value measurement and the fair value hierarchy level of the advance. As of December 31, 2011, the spread adjustment to the CO Curve ranged from 12 to 18 basis points for advances carried at fair value. The Bank obtains market-observable inputs from derivatives dealers for complex advances. These inputs may include volatility assumptions, which are market-based expectations of future interest rate volatility implied from current market prices for similar options (swaptions volatilities). The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Pursuant to the Finance Agency's advances regulation, advances with an original term to maturity or repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. The Bank determined that no adjustment is required to the fair value measurement of advances for prepayment fees.

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

The Bank is subject to credit risk in derivatives transactions because of potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank's net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

Deposits and Other Borrowings – For deposits and other borrowings, the estimated fair value has been determined by calculating the present value of expected future cash flows from the deposits and other borrowings excluding accrued interest. The discount rates used in these calculations are the cost of deposits and borrowings with similar terms.

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market-observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, and market activity for similar liabilities such as recent GSE trades or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments – The estimated fair value of the Bank's commitments to extend credit was de minimis at December 31, 2011 and 2010. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

Subjectivity of Estimates Related to Fair Values of Financial Instruments. Estimates of the fair value of advances with embedded options, mortgage instruments, derivatives with embedded options, and consolidated obligation bonds with embedded options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific date, they are susceptible to material near term changes.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to the valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of December 31, 2011:

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,867	$—	$—	$1,867
TLGP securities	—	923	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	1	—	—	1
Total trading securities	—	2,808	—	—	2,808
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,687	—	7,687
Total available-for-sale securities	—	1,926	7,687	—	9,613
Advances(2)	—	8,728	—	—	8,728
Derivative assets: interest-rate related	—	1,611	—	(1,211)	400
Total assets	$—	$15,073	$7,687	$(1,211)	$21,549
Liabilities:
Consolidated obligation bonds(3)	$—	$15,712	$—	$—	$15,712
Derivative liabilities: interest-rate related	—	812	—	(739)	73
Total liabilities	$—	$16,524	$—	$(739)	$15,785

December 31, 2010
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,366	$—	$—	$2,366
TLGP securities	—	128	—	—	128
MBS:
Other U.S. obligations – Ginnie Mae	—	20	—	—	20
GSEs – Fannie Mae	—	5	—		5
Total trading securities	—	2,519	—	—	2,519
Available-for-sale securities (TLGP)	—	1,927	—	—	1,927
Advances(2)	—	11,297	—	—	11,297
Derivative assets: interest-rate related	—	2,351	—	(1,633)	718
Total assets	$—	$18,094	$—	$(1,633)	$16,461
Liabilities:
Consolidated obligation bonds(3)	$—	$21,384	$—	$—	$21,384
Derivative liabilities: interest-rate related	—	988	—	(825)	163
Total liabilities	$—	$22,372	$—	$(825)	$21,547

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $8,684 and $10,490 of advances recorded under the fair value option at December 31, 2011 and 2010, respectively, and $44 and $807 of advances recorded at fair value at December 31, 2011 and 2010, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $15,712 and $20,872 of consolidated obligation bonds recorded under the fair value option at December 31, 2011 and 2010, respectively, and $512 of consolidated obligation bonds recorded at fair value at December 31, 2010, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for 2011. The Bank had no available-for-sale PLRMBS measured at fair value using significant unobservable inputs (Level 3) for 2010.

2011
Balance, beginning of period	$—
Transfers of held-to-maturity to available-for-sale securities	7,940
Total gain/(loss) realized and unrealized:
OTTI credit loss recognized in earnings	(252)
Unrealized gain/(loss) in AOCI	835
Settlements	(836)
Balance, end of period	$7,687

Fair Value on a Nonrecurring Basis. Certain assets are measured at fair value on a nonrecurring basis—that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). At December 31, 2011 and 2010, the Bank measured certain of its held-to-maturity investment securities and REO at fair value on a nonrecurring basis. The following tables present these assets as of December 31, 2011 and 2010, for which a nonrecurring change in fair value was recorded at December 31, 2011 and 2010, by level within the fair value hierarchy.

December 31, 2011
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
REO	$—	$—	$2

December 31, 2010
	Fair Value Measurement Using:
Assets:	Level 1	Level 2	Level 3
Held-to-maturity securities – PLRMBS	$—	$—	$547
REO	—	—	2

Based on the current lack of significant market activity for PLRMBS and REO, the nonrecurring fair value measurements for these assets as of December 31, 2011 and 2010, fell within Level 3 of the fair value hierarchy.

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

The Bank elected the fair value option for certain financial instruments as follows:

•	Adjustable rate credit advances with embedded options

•	Callable fixed rate credit advances

•	Putable fixed rate credit advances

•	Putable fixed rate credit advances with embedded options

•	Fixed rate credit advances with partial prepayment symmetry

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

•	Callable or non-callable capped floater consolidated obligation bonds

•	Convertible consolidated obligation bonds

•	Adjustable or fixed rate range accrual consolidated obligation bonds

•	Ratchet consolidated obligation bonds

•	Adjustable rate credit advances indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, Constant Maturity Swap (CMS), and 12-month moving average of the one-year CMT (12 MTA)

•
Adjustable rate consolidated obligation bonds indexed to the following: Prime Rate, U.S. Treasury Bill, Federal funds, CMT, CMS, and 12 MTA step-up callable bonds, which pay interest at increasing fixed rates for specified intervals over the life of the bond and can generally be called at the Bank's option on the step-up dates

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the year	$10,490	$20,872	$21,616	$37,022	$38,573	$30,286
New transactions elected for fair value option	2,045	16,668	3,594	24,894	511	33,575
Maturities and terminations	(4,023)	(21,982)	(14,505)	(40,987)	(16,823)	(26,736)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	184	159	(164)	(51)	(572)	(101)
Change in accrued interest	(12)	(5)	(51)	(6)	(73)	(2)
Balance, end of the year	$8,684	$15,712	$10,490	$20,872	$21,616	$37,022

For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for 2011, 2010, and 2009 was de minimis.

The following table presents the changes in fair value included in the Statements of Income for each item for which the Bank elected the fair value option for the years ended December 31, 2011, 2010, and 2009:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Interest Income on Advances	Interest Expense on Consolidated Obligation Bonds	Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2011:
Advances	$255	$—	$184	$439
Consolidated obligation bonds	—	(122)	(159)	(281)
Total	$255	$(122)	$25	$158
Year ended December 31, 2010:
Advances	$468	$—	$(164)	$304
Consolidated obligation bonds	—	(165)	51	(114)
Total	$468	$(165)	$(113)	$190
Year ended December 31, 2009:
Advances	$1,084	$—	$(572)	$512
Consolidated obligation bonds	—	(188)	101	(87)
Total	$1,084	$(188)	$(471)	$425

The following table presents the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding of advances and consolidated obligation bonds for which the Bank elected the fair value option at December 31, 2011 and 2010:

	At December 31, 2011			At December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$8,258	$8,684	$426	$10,163	$10,490	$327
Consolidated obligation bonds	15,669	15,712	43	20,982	20,872	(110)

(1)	At December 31, 2011 and 2010, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 20 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the 12 FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2011, and through the filing date of this report, does not believe that is probable that it will be asked to do so.

The Bank determined it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all consolidated obligations. The joint and several obligations are mandated by regulations governing the operations of the FHLBanks and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' consolidated obligations, the FHLBanks' joint and several obligations are excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' participations in the consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $691,868 at December 31, 2011, and $796,374 at December 31, 2010. The par value of the Bank's participation in consolidated obligations was $101,204 at December 31, 2011,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

and $139,133 at December 31, 2010.

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

In addition, the regulation requires that an FHLBank must provide written notice to the Finance Agency if at any time the FHLBank is unable to provide the quarterly certification; projects that it will be unable to fully meet all of its current obligations, including direct obligations, on a timely basis during the quarter; or negotiates or enters into an agreement with another FHLBank for financial assistance to meet its obligations. If an FHLBank gives any one of these notices (other than in a case of a temporary interruption in the FHLBank's debt servicing operations resulting from an external event such as a natural disaster or a power failure), it must promptly file a consolidated obligations payment plan for Finance Agency approval specifying the measures the FHLBank will undertake to make full and timely payments of all its current obligations.

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

Off-balance sheet commitments as of December 31, 2011 and 2010, were as follows:

	2011			2010
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,227	$1,087	$5,314	$1,554	$4,481	$6,035
Commitments to fund additional advances(1)	100	2	102	304	—	304
Unsettled consolidated obligation bonds, par(2)	200	—	200	205	—	205
Interest rate exchange agreements, traded but not yet settled	705	—	705	95	—	95

(1)	At December 31, 2011, $100 was hedged with associated interest rate swaps.

(2)	At December 31, 2011 and 2010, $200 and $95 were hedged with associated interest rate swaps, respectively.

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

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $6 at December 31, 2011, and $26 at December 31, 2010. Letters of credit are fully collateralized at the time of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the letters of credit outstanding as of December 31, 2011 and 2010.

Commitments to fund additional advances totaled $102 and $304 at December 31, 2011 and 2010. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 10 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, no allowance for losses was deemed necessary by the Bank on the advance commitments outstanding as of December 31, 2011 and 2010. The estimated fair value of advance commitments was de minimis to the balance sheet as of December 31, 2011 and 2010.

Commitments to participate in the issuance of consolidated obligations totaled $200 and $205 at December 31, 2011 and 2010. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of December 31, 2011 and 2010.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Standard & Poor's and Moody's, where the lowest rating is A-/A3 or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of December 31, 2011, the Bank had pledged total collateral of $82, including securities with a carrying value of $33, all of which could be sold or repledged, and cash of $49 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2010, the Bank had pledged as collateral securities with a carrying value of $84, all of which could be sold or repledged, to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank charged operating expenses for net rental costs of approximately $5, $5, and $4 for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum rentals at December 31, 2011, were as follows:

Year	Future Minimum Rentals
2012	$4
2013	4
2014	3
2015	3
2016	3
Thereafter	12
Total	$29

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

Note 21 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Members. The Bank has a cooperative ownership structure under which current member institutions, certain former members and certain other nonmembers own the capital stock of the Bank. Former members and other nonmembers are required to maintain their investment in the Bank's capital stock until their outstanding transactions mature or are paid off or until their capital stock is redeemed following the relevant five-year redemption period for capital stock, in accordance with the Bank's capital requirements (see Note 15 – Capital for further information).

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

The Bank has investments in Federal funds sold, interest-bearing deposits, and commercial paper, and executes MBS and derivatives transactions with members or their affiliates. The Bank purchases MBS through securities brokers or dealers and executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit and the Bank's advance price levels. As an additional service to its members, the Bank has in the past entered into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivatives transactions with members and other counterparties. These transactions were executed at market rates.

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The table includes securities transactions where certain members, nonmembers and their affiliates (as described above) are the issuers or obligors of the securities, but does not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP awards. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP awards provided to the affiliates of certain members and nonmembers are in the ordinary course of the Bank's business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$1	$—
Investments(1)	1,367	2,568
Advances	36,689	57,567
Mortgage loans held for portfolio	1,454	1,888
Accrued interest receivable	33	80
Derivative assets, net	522	762
Total	$40,066	$62,865
Liabilities:
Deposits	$527	$760
Mandatorily redeemable capital stock	4,960	3,001
Derivative liabilities, net	3	4
Total	$5,490	$3,765
Notional amount of derivatives	$31,033	$49,695
Standby letters of credit	2,736	3,764

(1)	Investments consist of Federal funds sold and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	For the Years Ended December 31,
	2011	2010	2009
Interest Income:
Investments(1)	$53	$88	$144
Advances(2)	185	485	1,891
Mortgage loans held for portfolio	82	108	130
Total	$320	$681	$2,165
Interest Expense:
Deposits	$—	$1	$—
Mandatorily redeemable capital stock	10	14	6
Consolidated obligations(2)	(414)	(636)	(670)
Total	$(404)	$(621)	$(664)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(217)	$(167)	$(436)
Other income	3	4	4
Total	$(214)	$(163)	$(432)

(1)	Investments consist of Federal funds sold and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

(2)	Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

The FHLBank Act requires the Bank to establish an AHP. The Bank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the normal course of business. In instances where an AHP subsidy involves a member (or its affiliate) that owns more than 5% of the Bank's capital stock, a member with an officer or director who is a director of the Bank, or an entity with an officer, director or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the AHP subsidy), the AHP subsidy is subject to the same eligibility and other program criteria and requirements as AHP subsidies provided to all other members and the regulations governing the operations of the AHP.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements.

Note 22 — Other

The table below discloses the categories included in other operating expense for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Professional and contract services	$27	$32	$32
Travel	2	2	2
Occupancy	5	5	5
Equipment	8	9	8
Other	4	4	4
Total	$46	$52	$51

Note 23 — Subsequent Events

The Bank evaluated events subsequent to December 31, 2011, until the time of the Form 10-K filing with the Securities and Exchange Commission, and no material subsequent events were identified.

Supplementary Financial Data (Unaudited)

Supplementary financial data for each full quarter in the years ended December 31, 2011 and 2010, are included in the following tables (dollars in millions except per share amounts).

	Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Interest income	$422	$444	$459	$461
Interest expense	177	176	195	205
Net interest income	245	268	264	256
Provision for credit losses on mortgage loans	1	—	3	—
Other income/(loss)	(87)	(197)	(219)	(142)
Other expense	33	31	30	32
Assessments	13	4	3	22
Net income/(loss)	$111	$36	$9	$60
Dividends declared per share	$0.08	$0.07	$0.08	$0.07
Annualized dividend rate	0.30%	0.26%	0.31%	0.29%

	Three Months Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Interest income	$482	$560	$644	$662
Interest expense	212	254	281	305
Net interest income	270	306	363	357
Provision for credit losses on mortgage loans	—	—	2	—
Other income/(loss)	(38)	(86)	(285)	(195)
Other expense	41	33	35	36
Assessments	51	50	12	33
Net income/(loss)	$140	$137	$29	$93
Dividends declared per share	$0.10	$0.11	$0.06	$0.07
Annualized dividend rate	0.39%	0.44%	0.26%	0.27%

Investments

Supplementary financial data on the carrying values of the Bank's investments as of December 31, 2011, 2010, and 2009, are included in the tables below.

(In millions)	2011	2010	2009
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$1,867	$2,366	$—
Other bonds, notes, and debentures:
TLGP securities	923	128	—
MBS:
Other U.S. obligations – Ginnie Mae	17	20	23
GSEs – Fannie Mae	1	5	8
Total trading securities	2,808	2,519	31
Available-for-sale securities:
Other bonds, notes, and debentures:
TLGP securities	1,926	1,927	1,931
MBS:
PLRMBS	7,687	—	—
Total available-for-sale securities	9,613	1,927	1,931
Held-to-maturity securities:
Interest-bearing deposits	3,539	6,834	6,510
States and political subdivisions:
Housing finance agency bonds	646	743	769
Other bonds, notes, and debentures:
Commercial paper	1,800	2,500	1,100
TLGP securities	—	301	304
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	217	33	16
GSEs:
Freddie Mac	3,374	2,326	3,423
Fannie Mae	8,314	5,922	8,467
PLRMBS	3,691	13,165	16,291
Total held-to-maturity securities	21,581	31,824	36,880
Total securities	34,002	36,270	38,842
Federal funds sold	5,366	16,312	8,164
Total investments	$39,368	$52,582	$47,006

As of December 31, 2011, the Bank's investments had the following maturity (based on contractual final principal payment) and yield characteristics.

(Dollars in millions)	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Carrying Value
Trading securities:
U.S. government corporations and GSEs – FFCB bonds	$1,633	$234	$—	$—	$1,867
Other bonds, notes, and debentures:
TLGP securities	923	—	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	—	—	17	17
GSEs – Fannie Mae	1	—	—	—	1
Total trading securities	2,557	234	—	17	2,808
Yield on trading securities	0.86%	0.35%	2.00%	2.11%	0.83%

Available-for-sale securities:
Other bonds, notes, and debentures:
TLGP securities	1,926	—	—	—	1,926
MBS:
PLRMBS	—	—	—	7,687	7,687
Total available-for-sale securities	1,926	—	—	7,687	9,613
Yield on available-for-sale securities	0.47%	—%	—%	3.61%	3.08%
Held-to-maturity securities:
Interest-bearing deposits	3,539	—	—	—	3,539
States and political subdivisions:
Housing finance agency bonds	3	—	23	620	646
Other bonds, notes, and debentures:
Commercial paper	1,800	—	—	—	1,800
TLGP	—	—	—	—	—
U.S. government corporations and GSEs:
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	213	217
GSEs:
Freddie Mac	—	—	13	3,361	3,374
Fannie Mae	—	1	109	8,204	8,314
PLRMBS	—	2	3	3,686	3,691
Total held-to-maturity securities	5,342	3	152	16,084	21,581
Yield on held-to-maturity securities	0.11%	4.53%	4.05%	3.18%	2.43%
Total securities	9,825	237	152	23,788	34,002
Yield on total securities	0.38%	0.41%	4.04%	3.34%	2.51%
Federal funds sold	5,366	—	—	—	5,366
Total investments	$15,191	$237	$152	$23,788	$39,368

Mortgage Loan Data

The unpaid principal balances of delinquent mortgage loans for the past five years were as follows:

(Dollars in millions)	2011	2010	2009	2008	2007
30 - 59 days delinquent	$24	$26	$29	$29	$19
60 - 89 days delinquent	9	8	10	5	4
90 days or more delinquent	31	29	22	9	5
Total past due	64	63	61	43	28
Total current loans	1,777	2,337	2,996	3,680	4,122
Total mortgage loans	$1,841	$2,400	$3,057	$3,723	$4,150
In process of foreclosure, included above(1)	$20	$17	$9	$4	$3
Nonaccrual loans	$31	$29	$22	$9	$5
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Delinquencies as a percentage of total mortgage loans outstanding	3.48%	2.61%	1.99%	1.17%	0.68%
Serious delinquencies(2) as a percentage of total mortgage loans outstanding	1.70%	1.19%	0.70%	0.25%	0.13%

(1)
Includes loans for which the servicer has reported a decision to foreclose or to pursue a similar alternative, such as deed-in-lieu. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.

(2)	Represents loans that are 90 days or more past due or in the process of foreclosure.

The allowance for credit losses on the mortgage loan portfolio was as follows:

(Dollars in millions)	2011		2010	2009	2008	2007
Balance, beginning of the year	$3.3		$2.0	$1.0	$0.9	$0.7
Chargeoffs – transferred to REO	(1.6)		(1.1)	(0.3)	—	—
Provision for/(recovery of) credit losses	4.2		2.4	1.3	0.1	0.2
Balance, end of the year	$5.9	1	$3.3	$2.0	$1.0	$0.9
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.07)%		(0.05)%	(0.01)%	—%	—%

Geographic Concentration of Mortgage Loans(1)

	December 31, 2011	December 31, 2010
California	36.20%	35.73%
New York	7.09	6.82
Illinois	6.78	6.98
Massachusetts	4.58	4.70
New Jersey	4.25	4.42
All others(2)	41.10	41.35
Total	100.00%	100.00%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	None of the remaining states represented more than 3% of the portfolio at December 31, 2011 and 2010.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2011, 2010, and 2009:

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Outstanding at end of the year	$19,152	$19,527	$18,246	$8,935	$17,111	$31,557
Weighted average rate at end of the year	0.11%	0.21%	0.35%	0.19%	0.31%	0.54%
Daily average outstanding for the year	$19,272	$17,704	$53,813	$16,444	$19,018	$30,437
Weighted average rate for the year	0.18%	0.23%	0.88%	0.26%	0.38%	0.94%
Highest outstanding at any monthend	$22,951	$25,773	$83,619	$19,871	$26,950	$33,537

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, the Bank's president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer, have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

During the three months ended December 31, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting. For management's assessment of the Bank's internal control over financial reporting, refer to “Item 8. Financial Statements and Supplementary Data – Management's Report on Internal Control Over Financial Reporting.”

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

2012 Directors Compensation Policy. The Board of Directors adopted the 2012 Board of Directors Compensation and Expense Reimbursement Policy (“2012 Directors Compensation Policy”), which is similar to the 2011 Board of Directors Compensation and Expense Reimbursement Policy with the exception of adjustments in annual service fees and meeting fees. For additional information on the 2012 Directors Compensation Policy, see Part III, Item 11, “Director Compensation” of this Form 10-K, which is incorporated in this Item 9B by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors (Board) of the Federal Home Loan Bank of San Francisco (Bank) is composed of member directors and nonmember “independent” directors. Each year the Federal Housing Finance Agency (Finance Agency) designates the total number of director positions for the Bank. Member director positions are allocated to each of the three states in the Bank's district. The allocation is based on the number of shares of capital stock required to be held by the members in each of the three states as of December 31 of the preceding calendar year (the record date), with at least one member director position allocated to each state and at least three member director positions allocated to California. Of the eight member director positions designated by the Finance Agency for 2012, one is allocated to Arizona, five are allocated to California, and two are allocated to Nevada. The nonmember independent director positions on the Board must be at least two-fifths of the number of member director positions and at least two of them must be public interest director positions. The Finance Agency has designated six nonmember independent director positions for 2012, two of which are public interest director positions.

The Bank holds elections each year for the director positions with terms ending at yearend, with new terms beginning the following January 1. For member director positions, members located in the relevant states as of the record date are eligible to participate in the election for the state in which they are located. For nonmember independent director positions, all members located in the district as of the record date are eligible to participate in the election. For each director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank's capital plan), except that an eligible institution's votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible institution may not cumulate or divide its block of eligible votes. Interim vacancies in director positions are filled by the Board. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election.

Candidates for member director positions are not nominated by the Bank's Board. As provided for in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), member director candidates are nominated by the institutions eligible to participate in the election in the relevant state. Candidates for nonmember independent directors are nominated by the Board, following consultation with the Bank's Affordable Housing Advisory Council, and are reviewed by the Finance Agency. The Bank's Governance Committee performs certain functions that are similar to a nominating committee with respect to the nomination of nonmember independent directors. If only one individual is nominated by the Board for each open nonmember independent director position, that individual must receive at least 20% of the eligible votes to be declared elected; and if two or more individuals are nominated by the Board for any single open nonmember independent director position, the individual receiving the highest number of votes cast in the election must be declared elected by the Bank.

Each member director must be a citizen of the United States and must be an officer or director of a member of the Bank (located in the state to which the director position has been designated) that meets all minimum capital requirements established by the member's appropriate Federal banking agency or appropriate state regulator. There are no other eligibility or qualification requirements in the FHLBank Act or the regulations governing the Federal Home Loan Banks (FHLBanks) for member directors. Each nonmember independent director must be a United States citizen and must maintain a principal residence in a state in the Bank's district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member of the Bank or of any recipient of advances from the Bank. Each nonmember independent director who serves as a public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each nonmember independent director other than a public interest director must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or law.

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

The charter of the Audit Committee of the Bank's Board is available on the Bank's website at www.fhlbsf.com.

Board of Directors

The following table sets forth information (ages as of February 29, 2012) regarding each of the Bank's directors.

Name	Age	Director Since	Expiration of Current Term
Timothy R. Chrisman, Chairman(1)	65	2003	2012
John F. Luikart, Vice Chairman(3)(11)(12)	62	2007	2013
Paul R. Ackerman(4)(12)(14)	50	2009	2012
Craig G. Blunden(1)(5)(13)	64	2012	2015
Melinda Guzman(3)(6)(11)(13)(14)	48	2009	2012
W. Douglas Hile(7)(11)(13)(14)	59	2007	2014
Douglas H. (Tad) Lowrey(1)(8)(13)	59	2006	2013
Kevin Murray(3)	51	2008	2015
Robert F. Nielsen(3)(6)(12)(14)	65	2009	2012
J. Benson Porter(1)(9)(12)(13)	46	2009	2013
John F. Robinson(1)(10)(11)	65	2011	2014
Scott C. Syphax(3)(11)	48	2002	2014
Kenneth A. Vecchione(2)(14)	57	2012	2015
John T. Wasley(3)(12)(14)	50	2007	2013

(1)	Elected by the Bank's California members.

(2)	Elected by the Bank's Nevada members.

(3)	Elected by the members at-large as a nonmember independent director.

(4)	Mr. Ackerman was selected by the Board to fill a vacant Nevada director position effective May 28, 2009.

(5)	Mr. Blunden also served as a California director from January 28, 1999, to December 31, 2006.

(6)
Ms. Guzman and Mr. Nielsen both were elected by the members at-large as nonmember independent directors effective March 27, 2009. Ms. Guzman and Mr. Nielsen also served as appointive directors from April 19, 2007, to December 31, 2008. With the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act) on July 30, 2008, the Bank's class of directors who were previously appointed by the Federal Housing Finance Board (appointive directors) became known as nonmember independent director positions, and the method for filling these positions was changed to require that nonmember independent director positions be filled through an election of the Bank's members at-large instead of through appointment by the Bank's regulator.

(7)	Declared elected by the Board as an Arizona director.

(8)	Mr. Lowrey also served as a California director from January 1, 1996, to September 11, 1998, and from July 23, 1999, to December 31, 2003.

(9)
Mr. Porter also served as a Nevada director in January 2007. Mr. Porter was selected by the Board to fill a vacant California director position effective December 3, 2009, for a term expiring on December 31, 2009.

(10)	Mr. Robinson also served as a California director from January 1, 2004, to September 11, 2005, and a Nevada director from January 25, 2007, to October 9, 2008.

(11)	Member of the Audit Committee in 2011.

(12)	Member of the EEO-Personnel-Compensation Committee in 2011. Former director Reginald Chen served on the EEO-Personnel-Compensation Committee in 2011.

(13)	Member of the Audit Committee in 2012.

(14)	Member of the EEO-Personnel-Compensation Committee in 2012.

The Board has determined that Mr. Hile is an “audit committee financial expert” within the meaning of the Securities and Exchange Commission (SEC) rules. The Bank is required by SEC rules to disclose whether Mr. Hile is independent and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the National Association of Securities Dealers Automated Quotations (NASDAQ) definition of independence, and under that definition, Mr. Hile is independent. In addition, Mr. Hile is independent according to the rules governing the FHLBanks applicable to members of the audit committees of the boards of directors of the FHLBanks and the independence rules under Section 10A(m) of the Securities Exchange Act of 1934.

Timothy R. Chrisman, Chairman

Timothy R. Chrisman has been an officer of Pacific Western Bank, Los Angeles, California, since March 2005. Prior to that, he was a director of Commercial Capital Bank and Commercial Capital Bancorp, based in Irvine, California, from June 2004 to March 2005. In 2004, Commercial Capital Bancorp acquired Hawthorne Savings, Hawthorne, California, where Mr. Chrisman was chairman of the board of directors from 1995 to 2004. Mr. Chrisman is also the chief executive officer of Chrisman & Company, Inc., a retained executive search firm he founded in 1980. In February 2011, Mr. Chrisman became a director of First PacTrust Bancorp, Inc., the holding company for Pacific Trust Bank. In November 2011 he became chairman of the holding company. From 2005 through February 2008, he served as chairman of the Council of Federal Home Loan Banks. Since 2005, he has served as chairman of the Chair-Vice Chair Committee of the Federal Home Loan Bank System. He has been chairman of the Bank's Board of Directors since 2005 and was vice chairman of the Bank's Board of Directors in 2004. Mr. Chrisman's position as an officer of a Bank member; his current and previous positions as a director or chairman of Bank members or their holding companies; his involvement in and knowledge of corporate governance, human resources, and compensation practices and his management skills, as indicated by his background, support Mr. Chrisman's qualifications to serve on the Bank's Board.

John F. Luikart, Vice Chairman
John F. Luikart has been president of Bethany Advisors LLC, San Francisco, California, since February 2007 and senior advisor to the CEO of Red Capital Group since July 2011. He is also a trustee of three asbestos trusts, including the Western Asbestos Settlement Trust, since 2004. He was chairman of Wedbush Morgan Securities Inc., Los Angeles, California, from 2006 to 2010. Previously, he was president and chief operating officer of Tucker Anthony Sutro from 2001 to 2002 and chairman and chief executive officer of Sutro & Co. from 1996 to 2002. He joined Sutro & Co. in 1988 as executive vice president of capital markets and became president in 1990. Mr. Luikart's current position as the principal executive officer of an investment and financial advisory firm; his previous positions as director or principal executive officer of investment banking firms (or their affiliates); and his experience in investment management, capital markets, corporate finance, securitization, and mortgage finance and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Luikart's qualifications to serve on the Bank's Board.
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

Craig G. Blunden

Craig G. Blunden has been chairman and chief executive officer of Provident Savings Bank and Provident Financial Holdings, Inc., since 1991 and 1996, respectively. Mr. Blunden served as president of Provident Savings Bank and Provident Financial Holdings, Inc., from 1991 to June 2011 and 1996 to June 2011, respectively. He previously served on the Bank's Board from 1999 to 2006 and was chairman of a number of Board committees. He is currently on the board of directors of the American Bankers Association and the California Bankers Association. Mr. Blunden is a past chairman of the Western League of Savings Institutions and served on the Thrift Institutions Advisory Council of the Federal Reserve System for two years. Mr. Blunden's current position as the principal executive officer of a Bank member and its holding company and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Blunden's qualifications to serve on the Bank's Board.

Melinda Guzman

Melinda Guzman has been a partner with Goldsberry, Freeman & Guzman, LLP, a law firm in Sacramento, California, since 1999. Prior to that, she was a partner with Diepenbrock, Wulff, Plan & Hannegan, LLP, also a law firm in Sacramento. Ms. Guzman's practice focuses on tort, labor, insurance, and commercial matters. Ms. Guzman's involvement and experience in representing community and consumer interests with respect to banking services, in credit needs, in housing and consumer financial protections, and in corporate governance, as indicated by her background, and her management skills derived from her various legislative appointments and her service from 2002 to 2003 as chair of the Nehemiah Corporation of America (a community development corporation), her service from 2001 to 2004 as chairman of the California Hispanic Chamber of Commerce, and her service with other community-based organizations support Ms. Guzman's qualifications to serve on the Bank's Board.

W. Douglas Hile

W. Douglas Hile has been community development officer of West Valley National Bank, Avondale, Arizona, since July 2009, and president and chief executive officer of KleinBank, Chaska, Minnesota, since August 2009. From October 2002 to July 2009, he was chairman and chief executive officer of Meridian Bank, N.A., Wickenburg, Arizona, and executive vice president and group executive for banking for its holding company, Marquette Financial Companies. He was chairman of Meridian Bank Texas; was a director of First California Financial Group, Century City, California; and held numerous other board chair, executive officer, committee chair, and director roles for financial services companies and banks over the past 25 years. Mr. Hile's current positions as the principal executive officer of a financial institution and a community development officer of a Bank member; his previous positions as principal executive officer, director, and chairman of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of community development, corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Hile's qualifications to serve on the Bank's Board.

Douglas H. (Tad) Lowrey

Douglas H. (Tad) Lowrey has been president and chief executive officer of CapitalSource Bank, Los Angeles, California, since its formation in July 2008. Prior to that, he was chairman of Wedbush Bank, a federally chartered savings bank, from its inception in February 2008 to July 2008, and he was executive vice president of its holding company, WEDBUSH Inc., a financial services investment and holding company in Los Angeles, California, from January 2006 to June 2008. He served as an officer of Fullerton Community Bank, Fullerton, California, from August 2005 until February 2008. Mr. Lowrey was chairman, president, and chief executive officer of Jackson

Federal Bank, Fullerton, California, from February 1999 until its acquisition by Union Bank of California in October 2004. He has held positions as chief executive officer and chief financial officer for several savings institutions, as vice president of the Thrift Institutions Advisory Council to the Board of Governors of the Federal Reserve Bank, and as a member of the Savings Association Insurance Fund Industry Advisory Committee to the Federal Deposit Insurance Corporation. He previously served on the Bank's Board of Directors from 1999 to 2003 and was its vice chairman in 2003. Mr. Lowrey's current position as the principal executive officer of a Bank member; his previous positions as principal executive officer, principal financial officer, director, and chairman of Bank members or other financial institutions; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Lowrey's qualifications to serve on the Bank's Board.

Kevin Murray

Kevin Murray has been a principal in The Murray Group, a legal and consulting firm, since its founding in December 2006. Since May 2011, Mr. Murray has served as the interim president and chief executive officer of the Weingart Center Association. Mr. Murray was senior vice president of the William Morris Agency, Beverly Hills, California, from January 2007 to June 2009, working primarily in the company's corporate consulting division. Mr. Murray served as a California State Senator from December 1998 until November 2006, and as a California State Assembly member from December 1994 until November 1998. Prior to serving in the California State Legislature, Mr. Murray practiced law. Mr. Murray's involvement in legislative matters relating to, among other things, the banking and insurance industries, his experience in law and corporate governance practices, and his management skills, as indicated by his background, support Mr. Murray's qualifications to serve on the Bank's Board.

Robert F. Nielsen

Robert F. Nielsen has been president of Shelter Properties, Inc., a real estate development and management company based in Reno, Nevada, since 1979. Mr. Nielsen is a member of the National Association of Home Builders and became its chairman in February 2011. He is also a member and past chairman of the State of Nevada Housing Division Advisory Committee. He previously served on the Bank's Board of Directors from 1999 to 2001. Mr. Nielsen's involvement and experience in representing community interests in affordable housing development and his management skills, as indicated by his background, and his role with the Affordable Housing Resource Council (a former nonprofit organization designed to provide technical assistance in affordable housing) and the Neighborhood Development Collaborative (owner and manager of affordable rental housing properties) support Mr. Nielsen's qualifications to serve as a public interest director on the Bank's Board.

Mr. Nielsen is a principal shareholder and president of IDN1 Inc., which was created to invest in a multifamily tax credit property in Reno, Nevada. This property is owned by Northwest Partners, L.P., whose general partners are Santorini Corp., IDN1 Inc., and Sixcorp (owned by Community Services Agency Development Corporation, a not-for-profit corporation under Internal Revenue Code Section 501(c)(3)). Northwest Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on November 17, 2011. Mr. Nielsen is also a managing member of Karen Partners, LLC, a Nevada limited liability company, which was created to invest in a multifamily tax credit property in Las Vegas, Nevada. This property is owned by Karen Partners, L.P., whose general partners are Karen Partners, LLC, and Community Services Agency Development Corporation. Karen Partners, L.P., filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2011.

J. Benson Porter

Since January 2011, J. Benson Porter has been president and chief executive officer of First Technology Federal Credit Union (formerly Addison Avenue Federal Credit Union, where he was president and chief executive officer since 2007). He previously served on the Bank's Board of Directors in 2007 when he was the executive vice president and chief administrative officer at Washington Mutual Bank. During his career at Washington Mutual Bank, he held a variety of positions that included enterprise-wide responsibility for operational, production, customer service, regulatory, and external relations areas. Previously, he served as vice president and counsel with

Key Bank. Mr. Porter currently serves as chairman of the board of Essex National Securities, Inc., and on the Board of Overseers of Whitman College. Mr. Porter's current position as the principal executive officer of a Bank member; previous positions as officer, executive officer, and director of Bank members or other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Porter's qualifications to serve on the Bank's Board.

John F. Robinson

John F. Robinson has been a director of Silicon Valley Bank, Santa Clara, California, and its holding company, SVB Financial Group since July 2010. From 2002 to 2008, he was executive vice president of Washington Mutual Bank. From 1987 to 2002, he served in several senior bank regulatory roles, including Deputy Comptroller of the Currency for the Western District and Assistant Director for Policy and Western Region Director for the Office of Thrift Supervision. Mr. Robinson previously served on the Bank's Board of Directors from 2004 to 2005 and 2007 to 2008. Since 2002, he has been a member of the national board and executive board for Operation HOPE, an international nonprofit organization focused on financial literacy and empowerment. Mr. Robinson's current position as the director of a Bank member; previous positions as an executive officer of a Bank member and a senior bank regulator; and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Robinson's qualifications to serve on the Bank's Board.

Scott C. Syphax

Scott C. Syphax has been president and chief executive officer of Nehemiah Corporation of America, a community development corporation in Sacramento, California, since 2001, and is also president and chief executive officer of its affiliates. From 1999 to 2001, Mr. Syphax was a manager of public affairs for Eli Lilly & Company. He was vice chairman of the Bank's Board of Directors from January 2010 through January 2012. Mr. Syphax's involvement and experience in representing community interests in housing and his management skills, as indicated by his background, support Mr. Syphax's qualifications to serve as a public interest director on the Bank's Board.

Kenneth A. Vecchione

Kenneth A. Vecchione has been vice chairman of Bank of Nevada since October 2010, and director of its holding company, Western Alliance Bancorporation, since October 2007. He has also been president and chief operating officer of the holding company since April 2010. From November 2007 to March 2010, Mr. Vecchione was the chief financial officer of Apollo Global Management, a global alternative asset manager. Prior to that, he served as the vice chairman and chief financial officer of MBNA Corporation and its subsidiary, MBNA America Bank N.A. He has also served as chief financial officer at AT&T Universal Card, First Data Corp Merchant Group, and Citicorp Credit Card Services. Mr. Vecchione currently serves as a director of International Securities Exchange, LLC, a U.S. options exchange registered with the SEC. Mr. Vecchione's current position as vice chairman of a Bank member and as a director, president, and chief operating officer of its holding company; his previous service on the board and as principal financial officer of other financial institutions (or their affiliates); and his involvement in and knowledge of corporate governance, finance, auditing, accounting, internal controls, risk management, financial reporting, and financial management, as indicated by his background, support Mr. Vecchione's qualifications to serve on the Bank's Board.

John T. Wasley

John T. Wasley has been a managing partner of Heidrick & Struggles, a retained executive search firm, Los Angeles, California, since June 2005. Mr. Wasley joined Heidrick & Struggles as a partner in 2001. Previously, he was an executive director with Russell Reynolds Associates and a senior vice president of People's Bank of California. He previously served on the Bank's Board of Directors from 2003 to 2005. Mr. Wasley's involvement in and knowledge of human resources, compensation practices, and corporate governance practices, and his management skills, as indicated by his background above, along with his previous positions as principal executive officer and principal financial officer of real estate investment firms and as an executive officer of a financial institution with which Mr. Wasley had involvement in or knowledge of corporate governance practices, bank relations, financial operations, treasury functions and financial management, support Mr. Wasley's qualifications to serve on the Bank's Board.

Executive Officers

Dean Schultz

Dean Schultz, 65, has been president and chief executive officer since April 1991. Mr. Schultz is a member of the board of directors of the Office of Finance, which facilitates the issuance and servicing of consolidated obligations for the Federal Home Loan Banks. He is also a director of Social Compact, an organization dedicated to increasing business leadership for and investment in lower-income communities. Prior to joining the Bank, he was executive vice president of the Federal Home Loan Bank of New York, where he had also served as senior vice president and general counsel. From 1980 to 1984, he was senior vice president and general counsel with First Federal Savings and Loan Association of Rochester, New York. He previously was a partner in a Rochester law firm.

Lisa B. MacMillen

Lisa B. MacMillen, 52, has been executive vice president and chief operating officer since October 2007. Ms. MacMillen also served as senior vice president and corporate secretary from 1998 to October 2007 and as general counsel from 1998 to April 2005. She joined the Bank as a staff attorney in 1986. She was promoted to assistant vice president in 1992 and vice president in 1997.

Elena Andreadakis

Elena Andreadakis, 50, has been senior vice president and chief information officer since May 2011. Prior to joining the Bank, she was a senior vice president at Fidelity Investments, where she had worked since 1992. She most recently led the service and program management group for Fidelity's enterprise infrastructure organization. Prior to that, Ms. Andreadakis held a number of other senior-level business and information technology positions, with responsibility for managing a wide range of systems and business initiatives.

Gregory P. Fontenot

Gregory P. Fontenot, 53, has been senior vice president and director of human resources since January 2006. Mr. Fontenot joined the Bank in March 1996 as assistant vice president, compensation and benefits, and was promoted to vice president, human resources, in 2001. Prior to joining the Bank, he was the director of compensation and benefits for CompuCom Systems, Inc., and held managerial and professional positions in human resources for a number of other companies. Mr. Fontenot holds the Senior Professional in Human Resources designation from the Human Resources Certification Institute.

Kevin A. Gong

Kevin A. Gong, 52, has been senior vice president and chief corporate securities counsel since April 2005. Mr. Gong joined the Bank in 1997 as vice president and associate general counsel. He has previous experience as a senior attorney with the Office of Thrift Supervision, as an attorney in private practice, and as an attorney with the SEC in both the Division of Corporation Finance and the Division of Market Regulation.

Steven T. Honda

Steven T. Honda, 60, has been senior vice president, chief capital markets officer, since August 2011. Previously, Mr. Honda was the senior vice president and chief financial officer from 1994 to August 2011. Mr. Honda joined the

Bank in July 1993 as vice president, financial risk management. His prior experience was with Bank of America, Security Pacific Bank, and First Interstate Bank in asset/liability management and corporate treasury.

David H. Martens

David H. Martens, 59, has been senior vice president and chief risk officer since June 2010. Previously, Mr. Martens was senior vice president and director of internal audit and enterprise risk management from June 2009 to May 2010. Mr. Martens also served as senior vice president, chief credit and collateral risk management officer, from 1998 to May 2009 and also had responsibility for enterprise risk management from 2004 to 2009. Mr. Martens was also the senior officer overseeing the Bank's community investment programs from 1998 to 2004. He joined the Bank in April 1996 as vice president and director of internal audit. He has previous experience as chief accountant for the Office of Thrift Supervision; chief accountant for the Federal Home Loan Bank Board and Federal Home Loan Bank System Examination and Supervision; vice president and supervisory agent with the Bank; and independent auditor and audit manager with Ernst & Young LLP. He is a certified financial planner, certified financial services auditor, and certified public accountant.

Kenneth C. Miller

Kenneth C. Miller, 59, has been senior vice president and chief financial officer since August 2011. Previously, Mr Miller was senior vice president, financial risk management and strategic planning, from 2001 to August 2011. Mr. Miller joined the Bank in July 1994 as vice president, financial risk management. Previously, Mr. Miller held the positions of first vice president of portfolio analysis and senior vice president, asset liability management, at First Nationwide Bank.

Lawrence H. Parks

Lawrence H. Parks, 50, has been senior vice president, external and legislative affairs, since joining the Bank in 1997. Mr. Parks had previous experience at the U.S. Department of Commerce as senior policy advisor, with the Mortgage Bankers Association as associate legislative counsel/director, and with the U.S. Senate as legislative counsel.

Patricia M. Remch

Patricia M. Remch, 59, has been senior vice president, mortgage finance sales and product development, since February 2005. Ms. Remch joined the Bank as an economist in 1982. She was promoted to capital markets specialist and became vice president, sales manager, in 1998.

Robert M. Shovlowsky

Robert M. Shovlowsky, 53, joined the Bank in May 2009 as senior vice president, credit and collateral risk management. Before joining the Bank, Mr. Shovlowsky was a senior bank examiner at the Federal Housing Finance Agency. Prior to that, he was an assistant regional director at the Federal Deposit Insurance Corporation.

Suzanne Titus-Johnson

Suzanne Titus-Johnson, 54, has been senior vice president and general counsel since April 2005, and she also has served as corporate secretary since October 2007. Ms. Titus-Johnson joined the Bank as a staff attorney in 1986 and was promoted to assistant vice president in 1992 and to vice president in 1997.

Stephen P. Traynor

Stephen P. Traynor, 55, has been senior vice president, financial services (sales and marketing) and community investment, since July 2004. Mr. Traynor joined the Bank in 1995 as assistant treasurer. He was promoted to senior vice president, sales and marketing, in October 1999. Before joining the Bank, he held vice president positions at Morgan Stanley & Co. and at Homestead Savings in the areas of mortgage banking, fixed income securities, derivatives, and capital markets.

Mark J. Watson

Mark J. Watson, 50, joined the Bank in October 2010 as senior vice president and director of internal audit. Before joining the Bank, Mr. Watson was the senior vice president and director of internal audit at Borel Private Bank & Trust Company. He was previously the senior vice president and chief operating officer at Charles Schwab Bank and was a senior vice president in the internal audit department at Charles Schwab & Company. Mr. Watson also held positions at Bankers Trust and KPMG. He is a chartered accountant.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information on the compensation program of the Federal Home Loan Bank of San Francisco (Bank) for our named executive officers for 2011. Our named executive officers are our principal executive officers, our principal financial officers, and our other three most highly compensated executive officers.

EEO-Personnel-Compensation Committee

The EEO-Personnel-Compensation Committee, which we refer to as the EEO-PC Committee, of the Bank's Board of Directors (Board) is responsible for, among other things, reviewing and making recommendations to the full Board regarding compensation and incentive plan awards for the Bank's executive officers (the president, executive vice president, and senior vice presidents, other than the Director of Internal Audit for whom compensation is established by the Audit Committee). For 2012, the EEO-PC Committee consists of six members of the Board and in 2011, the EEO-PC Committee also consisted of six members of the Board. The EEO-PC Committee acts pursuant to a Board-approved charter. The EEO-PC Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors, and may refer specific matters to other committees of the Board. In addition, the Risk Committee of the Board (formed in March 2011) is responsible for oversight of the Bank's enterprise-wide risk management framework, including overseeing a risk assessment of the Bank's compensation policies and practices for the Bank's employees.

Certain members of senior management aid the EEO-PC Committee in its responsibilities by providing compensation and performance information regarding our executive officers.

With respect to the compensation of the named executive officers of a Federal Home Loan Bank (FHLBank), the Federal Housing Finance Agency (Finance Agency) requires that the FHLBank provide the Finance Agency with copies of all materials related to the compensation decisions of the FHLBank's board of directors for its review at least four weeks before the compensation decisions take effect. All compensation awards with regard to the named executive officers are to be paid following approval by the FHLBank's board and completion of any required regulatory review period. All 2011 compensation awards and 2012 base salaries for the named executive officers discussed in this section were submitted to the Finance Agency on Friday, February 24, 2012, and are subject to the completion of the Finance Agency's regulatory review.

The Housing and Economic Recovery Act of 2008 (Housing Act) charges the Director of the Finance Agency with responsibility to prevent the FHLBanks from paying compensation to any executive officer that is not reasonable and comparable to other similar institutions. In 2009, the staff of the Finance Agency issued an advisory bulletin that outlines several principles for sound incentive compensation practices to which the FHLBanks are expected to adhere in setting executive compensation policies and practices.

On April 14, 2011, federal banking regulators, including the Finance Agency, jointly issued an interagency notice of proposed rulemaking to implement section 956 of the Dodd-Frank Act that, if adopted, would require, among other things, the reporting of incentive-based compensation arrangements by a “covered financial institution” (defined by the Dodd-Frank Act as a depository institution or a depository institution holding company that has $1.0 billion or more in assets), the FHLBanks, and the Office of Finance. The proposed rules would prohibit incentive-based compensation arrangements at a covered institution that: (i) encourage a “covered person” to expose the institution to inappropriate risks by providing that person excessive compensation; or (ii) encourage inappropriate risk by the covered financial institution that could lead to a material financial loss. These prohibitions would also apply to the FHLBanks and the Office of Finance. The proposed rules, if adopted as proposed, would also require deferral of a portion of incentive-based compensation for executive officers of certain financial institutions, including the FHLBanks and the Office of Finance.

Our Executive Compensation Philosophy and Executive Compensation Program

The Bank has a Board-approved Executive Compensation Philosophy that forms the basis of our executive compensation program. In accordance with our Executive Compensation Philosophy, we believe that we must be able to attract and retain outstanding executives and provide an executive compensation package that appropriately motivates and rewards the executive officers who make contributions of special importance to the success of the Bank's business. Our executive compensation program provides total compensation consisting of base salary, short-term cash incentive compensation, long-term cash incentive compensation, and health and retirement benefits.

The Bank's Executive Compensation Philosophy states that total compensation is intended to align the interests of the named executive officers and other executives with the short-term and long-term interests of the Bank, to ensure an appropriate level of competitiveness within the marketplace from which the Bank recruits executive talent, and to encourage the named executive officers and other executive employees to remain employed with the Bank. Beginning in 2012, the Bank revised its Executive Compensation Philosophy to provide that total remuneration (base salary, short-term and long-term cash incentives, and retirement benefits) is also intended to motivate executives to deliver exceptional performance without encouraging unnecessary or excessive risk-taking.

Total Compensation is Intended to Reward Achievement of Individual Performance Goals and Contribution to the Bank's Corporate Goals and Performance Targets. We have structured our executive compensation program to reward achievement of individual performance goals and contributions in support of the Bank's corporate goals and performance targets, including those set forth in the Bank's strategic plan. In addition to base salary, our short-term and long-term cash incentive compensation plans create an award program for executives who contribute to and influence the achievement of the Bank's mission and other key objectives contained in the Bank's strategic plans, and who are responsible for the Bank's performance.

Our executive compensation program is intended to focus the executives on achieving the Bank's mission, to encourage teamwork, and to link executive pay with the Bank's short-term and long-term corporate goals, performance targets, and strategic plan. The revisions to our Executive Compensation Philosophy in 2012 also clarified that the Bank's overall executive compensation programs reward sustained performance through the balanced use of short-term and long-term incentives, which represent a substantial portion of pay at-risk, and, through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long term.

The Bank's mission is to provide wholesale products and services that help member financial institutions expand the availability of mortgage credit, compete more effectively in their markets, and foster strong and vibrant communities through community and economic development. In accomplishing the Bank's mission, the Bank's objective is to provide an acceptable total rate of return to its members consistent with the Bank's public policy purpose, to allow members to have their capital freely enter and exit, and to accomplish these goals with a diverse and highly motivated staff.

Each Year, the Bank Establishes Specific Corporate Goals Consistent with the Bank's Strategic Plan. For 2011, the Board established three corporate goals: a Risk Management goal, a Community Investment goal, and a Franchise Enhancement goal.

The Risk Management goal was first adopted by the Board in 2009. For 2011, the Risk Management goal focused management on further enhancing the enterprise risk management (ERM) governance structure for the Bank, consistent with the ERM governance project plan. The ERM governance project plan provided for changes to the enterprise risk governance organization and reporting structure. The ERM governance project plan also included enhancing the Bank's Risk Division and the Bank's enterprise risk management, including enterprise-wide risk management policies and risk management processes.

The Community Investment goal was first adopted by the Board in 2008. Consistent with the Bank's public policy purposes, the Community Investment goal for 2011 focused management on meeting the Bank's objective to promote and assist effective community investment, affordable housing, and economic development by its members and community partners. These efforts both complement and constitute elements of the Bank's core business and mission endeavors. The Community Investment goal achievement level is measured in part by the expansion of existing community investment programs, including an increase in the number of members using the programs, and the effectiveness of providing technical assistance and outreach for these programs.

The Franchise Enhancement goal was first adopted by the Board in 2010. The Franchise Enhancement goal for 2011 aligned management's interest with the Board's goal for the Bank to remain an integral component of the changing housing and finance markets. The 2011 Franchise Enhancement goal achievement measures included achieving a targeted financial goal, called the “Adjusted Return on Capital Spread” (discussed below); achieving operating cost efficiency targets; meeting milestones for the replacement of the Bank's information technology platform relating to front office trading and back office processing systems; and meeting milestones for the Bank's compliance with prospective mandatory derivatives clearing requirements imposed by the Dodd-Frank Act.

In 2009, the Bank used a Potential Dividend Spread goal, which functioned as a financial goal and was the primary measure the Bank used to determine the total potential rate of return to its shareholders. The Potential Dividend Spread goal was expressed as the spread of potential dividends over a financial benchmark (the combined average of the daily average of the overnight Federal funds effective rate and the four-year moving average of the U.S. Treasury note yield). The Potential Dividend Spread (the potential dividend yield from current income, exclusive of the impacts of fair value gains and losses and other adjustments, less the financial benchmark) measured the potential incremental return earned by a member's investment in Bank capital stock, compared to what the member could have expected to earn from a risk-comparable mix of investments.

In 2010, the Bank changed its financial goal measure from the Potential Dividend Spread to the Adjusted Return on Capital Spread. The Adjusted Return on Capital Spread calculates the adjusted return on capital based on total regulatory capital (capital stock plus retained earnings), while the Potential Dividend Spread calculated the potential dividend yield based on capital stock. The Bank changed its financial goal measure because of the Bank's accumulation of restricted retained earnings. As the Bank increases retained earnings, the difference between total regulatory capital and capital stock increases; therefore, if the Bank were to continue using the Potential Dividend Spread measure, higher retained earnings would result in a given amount of income being spread over a smaller balance (capital stock only), biasing the potential dividend spread upward. The use of the Adjusted Return on Capital Spread provides a more accurate picture of how financial performance is anticipated to change over a longer time-horizon.

In 2009, the Bank also had an Advances Volume goal, which was a member business goal that supported extending credit to members safely and soundly. In light of the general economy, credit market conditions, trends in mortgage finance at yearend 2008, and the creditworthiness of certain members, the Board decided for 2009 to focus management on meeting members' wholesale credit needs in a safe and sound manner, rather than solely on business development as provided in previous years. In 2009, the Advances Volume goal was expressed as the average daily balance of Bank credit outstanding to members, excluding members that were less creditworthy.

Each Year, the Bank Establishes Individual Goals for Executives Consistent with the Bank's Strategic Plan. The individual performance goals established for executive officers are based on the Bank's strategic plan and reflect the strategic objectives that will enable the Bank to successfully achieve its mission. These strategic objectives for 2011 included, among others, enhancing the franchise, improving the technology platform, enhancing the Affordable Housing Program and Community Investment Program, establishing operating cost efficiencies, and improving the Bank's financial reporting, risk management, and internal controls consistent with the Bank's best practices operating strategy.

The Bank's Short-Term Incentive Compensation Plans Calculate Executive Officers' Achievement Levels on a Weighted Basis to Ensure that a Proper Balance Occurs in Achieving the Bank's Mission in a Safe and Sound Manner. With respect to each of the named executive officers for 2011, the achievement levels of each of the three Bank corporate goals (the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal) were weighted for each category of officers (president, executive vice president, and senior vice president, with a different weighting for the senior vice president and chief risk officer) relative to the individual goal weighting for that category of officers in calculating each named executive officer's individual total weighted achievement level.

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

Our Executive Compensation Program is Designed to Enable the Bank to Compete for Highly Qualified Executive Talent. Our members are best served when we attract and retain talented executives with competitive and fair compensation packages. In 2011, we aimed to create an executive compensation program that delivered total compensation packages that generally fell between the 50th and 65th percentiles of the total compensation packages of a comparison group of companies listed in two broad-based third-party surveys: Towers Watson Executive Benchmarking Survey and Mercer Executive Remuneration Suite survey. From these broad-based third party surveys, which together included numerous companies in many different areas of business, the EEO-PC Committee used a targeted group of regional and diversified banks, thrift and mortgage finance companies, insurance companies, asset management and custody banks, and other FHLBanks to form a comparison group. The EEO-PC Committee used this third-party survey data to support and inform its compensation decisions, and to check and compare the reasonableness and appropriateness of the levels of compensation provided to our executives. Since certain elements or components of compensation (for example, base pay) may also be based on a combination of factors such as salary surveys, relevant experience, accomplishments of the individual, and levels of responsibility assumed at the Bank, each individual element of compensation may vary somewhat above or below the targeted ranges of the Bank's comparison group.

Since November 2006, the EEO-PC Committee has engaged Mercer (US) Inc. (Mercer), a nationally recognized global compensation consulting firm, to provide information to the EEO-PC Committee regarding compensation provided to executives in comparable positions at other companies. Specifically, Mercer provides customized external executive compensation data for the purposes of reviewing and comparing executive compensation practices of other companies. Mercer does not currently provide any other services to the Bank.

Comparing our compensation practices to a group of other financial services and banking firms that are similar in total assets presents some challenges because of the special nature of our business and our cooperative ownership structure. We believe that the executive roles of our named executive officers are somewhat comparable to those in the comparison group, although the Bank may have a narrower focus.

Our named executive officers are required to have the depth of knowledge and experience that is required by comparable financial services and banking firms, but unlike some of these comparable companies with multiple lines of business, our lines of business are limited. For example, in certain areas of the Bank our focus is more like that of a specific subsidiary, division, or business unit of comparable companies with multiple lines of business; whereas in other areas of the Bank, such as the capital markets and risk management areas, our focus is similar to that of a large regional commercial bank.

For purposes of developing comparative compensation information, the companies with comparable positions were financial services and banking firms with similar business sophistication and complexity. As stated above, in supporting compensation decisions, the EEO-PC Committee uses and considers compensation information about the comparable positions at these companies.

For the Bank's 2012 executive compensation program, the EEO-PC Committee will evaluate total remuneration around the median (50th percentile) of the financial services marketplace from which the Bank recruits executive talent, including regional and diversified banks, thrift and mortgage finance companies, insurance companies, and asset management and custody banks, while maintaining an appropriate alignment with the practices of other FHLBanks.

Allocation of Short-Term Cash Incentive Compensation and Long-Term Cash Incentive Compensation. Our objective is to compensate our senior executives, including our named executive officers, with a balanced combination of base salary, short-term cash incentive compensation, and long-term cash incentive compensation. We believe that a balanced approach in delivering short-term and long-term cash incentive compensation is most appropriate for the Bank because we believe our executives should be focused on achievement of both short-term and long-term goals.

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

As stated above, we revised our Executive Compensation Philosophy in 2012 to clarify that the Bank's overall executive compensation programs reward sustained performance through the balanced use of short-term and long-term incentives, which represent a substantial portion of pay at-risk, and, through competitive retirement benefits, which promote the alignment of executive and Bank interests over the long-term.

Elements of Our Executive Compensation Program

Base Salary Compensation

Base salary compensation is a key component of the Bank's executive compensation program and helps the Bank successfully attract and retain executive talent. Base salary for the named executive officers is initially based on a combination of factors, including comparative salary information from industry salary surveys that include the financial institutions in the Bank's comparison group. Other factors include the named executive officer's relevant experience and accomplishments, level of responsibility at the Bank, and perceived market competition for executives with comparable levels of experience. The Board approves any base salary adjustments for the named executive officers at the beginning of each year based on the individual's performance and contributions to the Bank's achievements. For the named executive officers, subject to the completion of the Finance Agency's regulatory review, 2012 base salaries are to be increased by 2.0% relative to 2011 base salaries, based on each named executive officer's individual performance in 2011, and contribution to the Bank's overall performance. For Kenneth C. Miller, senior vice president and chief financial officer, the Board also approved an equity increase of 5.1% from his 2011 base salary in consideration of his appointment as the Bank's chief financial officer in 2011 and the additional responsibilities with that position.

Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan

The Board approved a 2011 short-term incentive compensation pool in the amount of $4.0 million that may be used for determining cash incentive award payments under the 2011 President's Incentive Plan (2011 PIP) and the 2011 Executive Incentive Plan (2011 EIP), both discussed below, and the 2011 Audit Executive Incentive Plan. Awards made under the 2011 PIP and the 2011 EIP in the aggregate may be greater or less than the pool amount, at the discretion of the Board. The compensation pool amount was established based upon, among other factors, the 2011 objective of delivering a total compensation package for executive officers generally between the 50th and 65th percentile of the Bank's comparison group. For 2011, the Board awarded $3.3 million of the short-term incentive compensation pool based on the Bank's overall corporate goal achievement during the year under the 2011 PIP and 2011 EIP, as discussed further in the narrative to the Summary Compensation Table. See the discussion in

“Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

For both the 2011 PIP and the 2011 EIP, the Board had discretion to make awards for achievement below the threshold achievement levels, but performance below the threshold achievement level normally will not result in an incentive award. The Board also had discretion to modify any and all incentive payments. Modifications could be made in, but were not limited to, the following circumstances: if errors or omissions resulted in material revisions to the Bank's financial results; if information submitted to a regulatory or a reporting agency was untimely; or if the Bank did not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

Actual achievements of Bank goals for both the 2011 PIP and the 2011 EIP were subject to adjustment for changes resulting from movements in interest rates, changes in financial strategies or policies, any significant change in Bank membership, as well as other factors determined by the Board. The plans explicitly provided that the impact of credit-related other-than-temporary impairment charges on private-label mortgage-backed securities and variances-to-plan in the dividend benchmark would be excluded from the 2011 financial goal achievement measurement.

President's Incentive Plan. For 2011, we provided the Bank's president with an annual (short-term) cash incentive compensation plan, the 2011 President's Incentive Plan, or 2011 PIP, which rewards the president for the Bank's overall performance and for significantly contributing to and influencing achievement of the Bank's corporate goals and performance targets, as well as for an individual goal.

The 2011 PIP was based on the total weighted achievement of the three corporate goals approved by the Board for 2011–the Risk Management goal, the Community Investment goal, and the Franchise Enhancement goal–and an individual goal.

PIP awards each year are based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). The Board has discretion to modify any award determination, any incentive payment under the 2011 PIP, and any award for achievement below the threshold total weighted achievement level.

 In calculating the president's award under the 2011 PIP, the president's individual goal and the Bank's corporate goals were weighted. Greater weight was given to the Bank's corporate goals than the individual goal for the president since he is expected to have a significant impact on the Bank's overall performance and achievements relating to these corporate goals.

The following table shows the goal weights for the president in the 2011 PIP.

2011 PIP	2011 Goal Weights
Risk Management Goal	36%
Community Investment Goal	18
Franchise Enhancement Goal	36
Individual Goal	10
Total	100%
The president's award under the 2011 PIP was determined by multiplying the percentage achievement for each goal by the respective goal weights to arrive at the president's total weighted achievement level. The president's total weighted achievement level was then used to determine the president's cash incentive compensation award under the 2011 PIP.

As stated above, for all corporate goals in the PIP, the Board approved performance targets known as achievement levels. We used a scale of 0% to 200% to measure the achievement level for the Bank's corporate goals, as well as the president's individual goal, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level.

The target achievement level in all of the Bank's incentive compensation plans is designed to reward officers, including the president under the PIP, for execution of the Bank's corporate goals to accomplish the Bank's mission as described above based on an expected level of performance for all corporate goals and the officer's individual goal(s). The exceeds and far exceeds achievement levels were designed to reward officers, including the president under the PIP, when the Bank and the individual officer exceed target level expectations. The PIP defines the exceeds achievement level as an optimistic achievement level based on expected targets, and the far exceeds achievement level as the most optimistic achievement level based on reasonable business, market, and economic assumptions and conditions.

Generally, the Board sets the achievement levels based on various assumptions such as economic forecasts, detailed member information, potential member business, member plans, historic goal performance, industry trends and events, and current market environment and conditions, such that the relative difficulty of achieving the target level is consistent from year to year.

For a discussion regarding the specific award granted under the 2011 PIP to the president, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive Incentive Plan. For 2011, we provided an annual (short-term) cash incentive compensation plan, the 2011 Executive Incentive Plan, or 2011 EIP, to reward our executive vice president and senior vice presidents (except for the Bank's Director of Internal Audit, who participates in the Bank's Audit Executive Incentive Plan) for achievement of their individual goals and the Bank's corporate goals. The 2011 EIP is designed to reward these senior officers, who are substantially responsible for the Bank's overall performance and who significantly contribute to and influence the achievement of the Bank's corporate goals.

The 2011 EIP award ranges and plan design were intended to appropriately motivate and reward officers based on the total achievement of all goals, taking into account each individual officer's role in the Bank's performance. The 2011 award ranges as a percentage of base salary were intended to be consistent with our executive compensation philosophy of delivering total cash compensation generally between the 50th and 65th percentile of the Bank's comparison group.

We used a scale of 0% to 200% to measure the achievement level for the Bank's corporate goals and the executive's individual goals, with 75% as the threshold level, 100% as the target level, 150% as the exceeds level, and 200% as the far exceeds level.

The 2011 EIP was based on the total weighted achievement of the three corporate goals approved by the Board in 2011, and an individual goal component for each officer.

The following table shows the goal weights for different categories of officers in the 2011 EIP.

	2011 Goal Weights
2011 EIP	Executive Vice President	Senior Vice President and Chief Risk Officer	Senior Vice President
Risk Management Goal	32%	49%	28%
Community Investment Goal	16%	7%	14%
Franchise Enhancement Goal	32%	14%	28%
Individual Goal	20%	30%	30%
Total	100%	100%	100%

For a discussion regarding the awards granted under the 2011 EIP, see the discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive

Performance Unit Plan) Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Long-Term Cash Incentive Plan: Executive Performance Unit Plan

We provide our president, executive vice president, and senior vice presidents (other than the Director of Internal Audit, who participates in the Audit Performance Unit Plan) with a long-term cash incentive compensation plan, the Executive Performance Unit Plan, or EPUP.

The EPUP rewards our key executives who are substantially responsible for the Bank's overall long-term performance and who significantly contribute to and influence the Bank's long-term goal achievements, which directly support the Bank's three-year strategic plan. The purpose of the EPUP is also to attract and retain outstanding executives as part of a competitive total compensation program.

The EPUP awards are based on three-year performance periods consistent with the Bank's three-year strategic plan. A new three-year performance period is usually established at the beginning of each year, so that there are generally three separate performance periods in effect at one time. As of the date of this report, the Board has not yet adopted a 2012 EPUP. The following EPUPs are currently in effect: the 2011 EPUP for the performance period 2011 through 2013 and the 2010 EPUP for the performance period 2010 through 2012.

The EPUP awards, in effect, are based on the total weighted achievement level of the three-year average achievement of two Bank corporate goals during the three-year performance period based on a scale of 0% to 200%, with 100% as the target achievement level. The Bank's corporate goals for the 2011 and 2010 EPUPs include the Risk Management goal and the Adjusted Return on Capital Spread goal. For the 2009 EPUP, the Bank's corporate goals were a three-year average Potential Dividend Spread goal and the Risk Management goal.

The 2011 EPUP and 2010 EPUP identified specific Adjusted Return on Capital Spread targets for each achievement level, and the 2009 EPUP identified specific Potential Dividend Spread targets for each achievement level. The 2011, 2010, and 2009 EPUPs provided that the Risk Management goal achievement levels will be based on the three-year average of the actual Risk Management goal achievement levels under each of the three annual incentive plans in effect during the performance period, and will be measured at the end of the performance period. The 2011 and 2010 EPUPs provided that the Adjusted Return on Capital Spread goal achievement levels, and the 2009 EPUP provided that the Potential Dividend Spread goal achievement level, will be based on a comparison of the actual three-year average results with the three-year projected results from the Bank's 2011, 2010, and 2009 Strategic Plans, respectively.

The two corporate goals in the 2011 EPUP were weighted 30% for the Adjusted Return on Capital Spread goal and 70% for the Risk Management goal at the target achievement level. In the 2010 EPUP, the two corporate goals were weighted 50% for the Adjusted Return on Capital Spread goal and 50% for the Risk Management goal at the target achievement level, and in the 2009 EPUP, the two corporate goals were weighted 50% for the Potential Dividend Spread goal and 50% for the Risk Management goal at the target achievement level.

To calculate an EPUP award, the total weighted achievement level for the two Bank corporate goals is multiplied by the officer's target award percentage, which is then multiplied by the officer's base salary in the first year of the three-year performance period.

For each of the 2011, 2010, and 2009 EPUPs, awards are to be calculated based on total weighted achievement levels ranging from 75% of target (threshold) to 200% of target (far exceeding target). If the total weighted achievement level of Bank goals is between 100% and 200% of target, the range of awards as a percentage of base salary is as follows: 50% to 100% for the president; 40% to 80% for the executive vice president; and 35% to 70% for senior vice presidents. If the total weighted achievement level is at least 75% but below 100% of target, the award as a percentage of base salary may begin at 25% for the president, 20% for the executive vice president, and 18% for senior vice presidents.

Under the 2011 EPUP, performance below the aggregate threshold achievement level normally will not result in an incentive award. The Board also has discretion to modify any and all incentive payments. Modifications could be made in, but are not limited to, the following circumstances: if errors or omissions result in material revisions to the Bank's financial results; if information submitted to a regulatory or a reporting agency is untimely; or if the Bank does not make appropriate progress in the timely remediation of examination, monitoring, or other supervisory findings and matters requiring attention.

Actual achievement of Bank goals for the 2011 EPUP is subject to adjustment for changes resulting from certain movements in interest rates, changes in financial strategies or policies, any significant change in Bank membership, as well as other factors determined by the Board. The 2011 EPUP explicitly provides that the impact of credit-related other-than-temporary impairment charges on private-label mortgage-backed securities and variances-to-plan in the dividend benchmark are excluded from the financial performance measurement. The 2010 EPUP and the 2009 EPUP do not explicitly exclude the impact of credit-related other-than-temporary impairment charges on private-label mortgage-backed securities from the financial goal achievement measurement.

The Board has the discretion to increase or decrease awards under the 2010 and 2009 EPUPs by 25% to account for performance that is not captured by the performance metrics during the applicable three-year period. Any awards for achievement below the threshold total weighted achievement level are also at the sole discretion of the Board.

The potential award ranges as a percentage of base salary are intended to be consistent with delivering total compensation packages generally between the 50th and 65th percentile of the total compensation packages of the Bank's comparison group.

The awards under the EPUP are designed to be based in large part on the executive's ability to affect the Bank's long-term performance. For additional information, see discussion in “Compensation Tables - Narrative to Summary Compensation Table and Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan) Table - Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments,” which discussion is herein incorporated by reference.

Executive officers that terminate Bank employment due to voluntary normal retirement, disability, or death may receive a prorated award. Any awards are paid following Board approval after the end of the three-year performance period and any required regulatory review period.

The following table provides an example of how a 2009 EPUP award would be calculated for a senior vice president assuming an annual 2009 base salary of $330,000 and achievement levels of 100% for the Potential Dividend Spread goal and 200% for the Risk Management goal:

(50% weight) 3-Year Average Potential Dividend Spread Goal Achieved: (100% of Target)	Percentage of Target Payout:	Base Salary		Target EPUP Payout (% of Base Salary)		Payout % Based on Performance		EPUP Award
	150%	$330,000	X	35%	X	150%	=	$173,250
(50% weight) 3-Year Average Risk Management Goal Achieved: (200% of Target)

 Savings Plan

The Bank's Savings 401(k) Plan (Savings Plan) is a tax-qualified defined contribution 401(k) retirement benefit plan that is available to all eligible employees, including the named executive officers. Each eligible employee may contribute between 2% and 20% of base salary to the Savings Plan. For employees who have completed six months of service, the Bank matches a portion of the employee's contribution (50% for employees with less than three years of service, 75% for employees with more than three years but less than five years of service, and 100% for employees following five years of service), up to a maximum of 6% of base salary. Employees are fully vested in employer matching contributions at all times.

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

Benefit Equalization Plan

The Benefit Equalization Plan (BEP) is an unfunded and non-qualified plan that is designed to restore retirement benefits lost under the Savings Plan and Cash Balance Plan because of compensation and benefits limitations imposed on the Savings Plan and the Cash Balance Plan under the Internal Revenue Code (IRC).

For 2011, the maximum before-tax employee annual contribution to the Savings Plan was limited to $16,500 (or $22,000 for participants age 50 and over), and no more than $245,000 of annual earnings could be taken into account in computing an employee's benefits under the Savings Plan.

In addition, for 2011, the IRC also limited the amount of annual compensation that could be considered in calculating an employee's benefits under the Cash Balance Plan to $245,000. Annual compensation is determined based on the definition of compensation provided in the respective tax-qualified plan. Participation in the BEP is available to all employees, including the named executive officers, whose benefits under the tax-qualified plans are restricted because of the IRC limitations discussed above.

An employee's benefits that would have been credited under the Cash Balance Plan but for the limitations imposed on the plan under the IRC are credited as Supplemental Cash Balance Benefits under the BEP and the credits accrue interest at an annual rate of 6% until paid. Each year employees can also elect to defer compensation earned over the IRC compensation limits to the BEP. For each year that a participant makes deferrals to the BEP, if the amount of the Bank's matching contribution to a participant's account under the Savings Plan is limited because of the IRC compensation limitations, then the Bank will credit to the participant's BEP account an amount equal to the lost matching contribution under the Savings Plan (participant deferrals and Bank matching contributions are referred to herein as Supplemental BEP Savings Benefits). The make-up benefits under the BEP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing BEP (now referred to as the Original BEP) and implemented a new BEP conforming to IRC Section 409A and applicable notices and regulations, which changed the participant election process relating to the time and form of benefit payments (referred to herein as the new BEP).

Under the new BEP, a participant's Supplemental Cash Balance Benefits are payable in the form of a lump sum, single life annuity, or 50% survivor annuity upon: termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. Under the new BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date.

Under the new BEP, a participant's elections with respect to the time and form of benefit payments are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution shall be a lump sum at termination of employment.

Under the Original BEP, a participant's Supplemental Cash Balance Benefits are paid, by default, at the same time and in the same form as elected under the Cash Balance Plan, unless a different election is made. Under the Original BEP, a participant's Supplemental BEP Savings Benefits are payable in a lump sum or two to ten installments upon retirement, termination of employment, death, or a specific date.

Under the Original BEP, a participant can change the time and form of payment for the Supplemental Cash Balance Benefit at any time, but if the election provides for payment prior to age 65, then payment will not be made until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment. In addition, a participant can elect at any time to change the payout schedule of one or more of the participant's Supplemental BEP Savings Benefit accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election, unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

Participants are permitted to make five separate payout elections (a payout date and form of payment) with respect to the Supplemental BEP Savings Benefit under the Original BEP and under the new BEP. In 2008, pursuant to the transition rules promulgated by the IRS under IRC Section 409A, participants were permitted to make a special election to change the time or form of payment for any of their five payout elections under the new BEP.

Deferred Compensation Plan

Our Deferred Compensation Plan (DCP) is an unfunded and non-qualified deferred compensation plan, consisting of three components: (1) employee deferral of current compensation; (2) make-up matching contributions that would have been made by the Bank under the Savings Plan had the base salary compensation not been deferred; and (3) make-up pension benefits that would have been earned under the Cash Balance Plan had any amount of total annual compensation (base salary and short-term cash incentive compensation) not been deferred. See discussion in “Compensation Tables - Narrative to Non-Qualified Deferred Compensation Table.”

The DCP is available to all officers of the Bank, including the named executive officers. Directors are also able to defer their director fees under the DCP. The make-up benefits for employee participants under the DCP vest according to the corresponding provisions of the Savings Plan and the Cash Balance Plan.

Effective January 1, 2005, in response to IRC Section 409A, we froze the then-existing DCP (now referred to as the Original DCP) and implemented a new DCP, conforming to IRC Section 409A, which changed the participant election process related to the time and form of benefit payments (referred herein as the new DCP).

Under the new DCP, participants' make-up Cash Balance Plan benefits are payable in the form of a lump sum, single life annuity, or 50% survivor annuity upon: termination of employment, a set date or age after termination of employment, becoming disabled after termination of employment, or death. If a participant does not elect a time or form of payment, the benefit is paid in a lump sum upon termination of employment. However, if the participant elects to receive his or her distribution at death and survives to the later of age 70½ or termination of employment, the benefit is paid upon the later of the two events in the form of a lump sum. Only a single time and form of distribution may be made with respect to both the make-up Cash Balance Plan benefits under the new DCP and the make-up Cash Balance Plan benefits under the new BEP.

A participant's deferred compensation and the Bank's make-up Savings Plan matching contributions credited under the new DCP (including earnings on such amounts) are payable in a lump sum or two to ten annual installments, and payments may commence at termination of employment, retirement, disability, death, or a specific date no earlier than one year from the end of the deferral period. Participant elections with respect to the time and form of Savings Plan related benefit payments from the new DCP are irrevocable unless the election is made 12 months prior to the scheduled distribution date and the new scheduled distribution date is delayed at least five years. If a participant does not elect the time or form of payment, his or her distribution shall be a lump sum at termination of employment.

For participant deferred compensation and make-up Bank matching contributions credited under the Original DCP, a participant can elect at any time to change the payout schedule of one or more of the participant's accounts, provided that no payments will be made according to the new election until 12 months after the date the Bank receives the new written election unless the participant elects an immediate lump sum distribution subject to forfeiture of 10% of the lump sum payment.

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

Supplemental Executive Retirement Plan

Effective January 1, 2003, we began providing a Supplemental Executive Retirement Plan (SERP) to the Bank's senior officers, including the named executive officers. This plan is an unfunded and non-qualified retirement benefit plan that provides a cash balance benefit to the Bank's senior officers (including the named executive officers) that is in addition to the tax-qualified benefits under the Cash Balance Plan.

The SERP supplements the Cash Balance Plan benefits to provide a competitive postretirement compensation package that is intended to help the Bank attract and retain key senior officers who are critical to the success of the Bank.

Benefits under the SERP are based on total annual compensation (base salary and short-term cash incentive compensation including any deferrals under the BEP or DCP) and years of credited service as presented in the table below. In addition, participants accrue annual interest equal to 6% of balances accrued through the prior year. Contribution credits under the SERP are not provided to any participant who has more than twenty-five (25) years of credited service with the Bank. In addition, SERP benefits are limited to the extent that any participant's total pension retirement income is projected to exceed fifty percent (50%) of the participant's final average pay. Final average pay is defined as a participant's highest average annual compensation during any three consecutive years during which he or she is a participant in the SERP. Annual benefits accrued under the SERP vest at the earlier of three years after they are earned or when the participant reaches age 62.

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

Other Elements of Compensation

We provide to all employees, including the named executive officers, health, dental, and vision insurance for the employees and their spouses/partners and children, including an employee assistance program, for which we pay 80% of the premiums and the employee pays 20%. In addition, we provide disability and basic life insurance coverage to all employees at no cost to the employees. The Bank makes available limited retiree health care benefits for eligible employees who retire from the Bank. To be classified as a Bank retiree eligible to enroll for retiree health care benefits, a Bank employee must be 55 years of age with a minimum of 10 years of Bank service on the date that his or her employment with the Bank terminates.

Perquisites

As perquisites to our executive officers, including our named executive officers, we provide reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank may pay for resort activities for employees, including our named executive officers, in connection with business-related meetings; and in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites.

COMPENSATION COMMITTEE REPORT

The EEO-Personnel-Compensation Committee (EEO-PC Committee) acts as the compensation committee on behalf of the Bank's Board of Directors. In fulfilling its oversight responsibilities, the EEO-PC Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report on Form 10-K.

Based on the EEO-PC Committee's review of the Compensation Discussion and Analysis and the discussions the EEO-PC Committee has had with management, the EEO-PC Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, which will be filed with the Securities and Exchange Commission.

EEO-Personnel-Compensation Committee
Paul R. Ackerman, Chair
Melinda Guzman, Vice Chair
W. Douglas Hile
Robert F. Nielsen
Kenneth A. Vecchione
John T. Wasley

COMPENSATION TABLES

Summary Compensation Table

(In whole dollars)
Name and Principal Position	Year	Salary		Non-Equity Incentive Payment(1)	Non-Equity LTIP Payout(2)	Change in Pension Value and Non-Qualified Deferred Compensation(3)	All Other Compensation(4)(5)		Total
Dean Schultz	2011	$902,967	(6)	$565,000	$304,500	$732,778	$63,580		$2,568,825
President and	2010	765,000		359,700	362,200	637,894	64,498		2,189,292
Chief Executive Officer	2009	725,000		400,000	369,400	527,019	40,977	(7)	2,062,396

Lisa B. MacMillen	2011	499,800		360,000	156,700	472,570	41,472		1,530,542
Executive Vice President and	2010	490,000		184,300	219,200	511,788	23,083		1,428,371
Chief Operating Officer	2009	466,500		260,000	177,200	380,967	23,083	(8)	1,307,750

Kenneth C. Miller	2011	387,600		275,400	104,300	250,022	42,799		1,060,121
Senior Vice President and	2010	380,000		175,100	161,700	204,786	34,869		956,455
Chief Financial Officer(9)	2009	345,000		214,000	126,300	159,016	20,354	(10)	864,670

Steven T. Honda	2011	350,100		212,300	99,800	222,790	34,091		919,081
Senior Vice President,	2010	343,200		124,200	161,700	200,307	30,170		859,577
Chief Capital Markets Officer(11)	2009	330,000		177,000	134,400	169,318	33,276	(12)	843,994

Lawrence H. Parks	2011	422,689	(13)	275,400	115,000	330,163	35,442		1,178,694
Senior Vice President,	2010	414,409	(14)	182,100	186,300	365,852	33,205		1,181,866
External and Legislative Affairs	2009	394,823	(15)	214,000	164,100	141,829	30,940		945,692

Suzanne Titus-Johnson	2011	361,500		256,800	94,000	348,843	39,135		1,100,278
Senior Vice President and
General Counsel and Corporate Secretary

David H. Martens	2011	350,100		248,500	99,800	190,863	37,446		926,709
Senior Vice President and	2010	360,689	(16)	124,200	184,800	178,341	35,660		883,690
Chief Risk Officer	2009	345,230	(17)	180,000	131,000	148,657	29,701	(18)	834,588

(1)
Represents amounts awarded under the 2011, 2010, and 2009 PIPs and EIPs. For David H. Martens, who served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer through May 2009 and served as the senior vice president, director of internal audit, from June 2009 to May 2010, the amounts paid in 2009 represent amounts paid under the 2009 EIP (prorated) and 2009 Audit Executive Incentive Plan (prorated). In June 2010, Mr. Martens became the Bank's senior vice president and chief risk officer and the amounts awarded to Mr. Martens for 2010 represent amounts solely based on the 2010 EIP. All amounts awarded under the 2011 PIP and EIP are expected to be paid in 2012 following completion of the Finance Agency's regulatory review period. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program - Short-Term Cash Incentive Plans: President's Incentive Plan and Executive Incentive Plan.” On June 7, 2011, the Bank reported on Form 8-K that the Board modified the achievement level for the 2010 Risk Management Goal component from 92.5% to 75%, which resulted in adjusted 2010 annual (short-term) non-equity incentive awards under the 2010 PIP and 2010 EIP and 2010 total compensation for all of the 2010 named executive officers, as follows: Dean Schultz, $359,700 (2010 PIP) and $2,189,292 (2010 total compensation); Lisa B. MacMillen, $184,300 (2010 EIP) and $1,428,371 (2010 total compensation); Steven T. Honda, $124,200 (2010 EIP) and $859,577 (2010 total compensation); David H. Martens, $124,200 (2010 EIP) and $883,690 (2010 total compensation); Lawrence H. Parks, $182,100 (2010 EIP) and $1,181,866 (2010 total compensation); and Kenneth C. Miller $175,100 (2010 EIP) and $956,455 (2010 total compensation).

(2) Represents amounts awarded under the 2009, 2008, and 2007 EPUPs and the 2008 and 2007 Audit Performance Unit Plans (prorated) for David H. Martens, who served as senior vice president, enterprise risk management, and chief credit and collateral risk management officer through May 2009, and served as the senior vice president, director of internal audit from June 2009 to May 2010. In June 2010, Mr. Martens became the Bank's senior vice president and chief risk officer and the amounts awarded to Mr. Martens for 2011 represent amounts solely based on the 2009 EPUP rather than the 2009 EPUP and 2009 APUP on a prorated basis. All amounts awarded under the 2009 EPUP are expected to be paid in 2012 following completion of the Finance Agency's regulatory review period. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program- Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”
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

(4) Includes perquisites and premiums for disability and life insurance paid by the Bank. The Bank provides reimbursement for financial planning, health club membership, and parking expenses incurred each year up to a maximum amount of $12,000 annually per officer. On occasion, the Bank may pay for resort activities for employees in connection with business-related meetings; and, in some cases, the Bank may pay the expenses for spouses/partners accompanying employees to these meetings or other Bank-sponsored events. The president receives use of a Bank-owned vehicle. Perquisites are valued at the actual amounts paid to the provider of the perquisites. The value of some perquisites is not reasonably quantifiable, but is known to be de minimis.
(5) Includes the Bank's matching contributions under the Savings Plan and the Bank's restored and make-up matching amounts credited under the Benefit Equalization Plan and Deferred Compensation Plan, respectively.
(6) Of this amount, $122,667 represents a vacation cash-out payment.
(7) Revised to reflect a reduction of $5,500 in excess Bank matching contributions to the Bank's Savings Plan.
(8) Revised to reflect a reduction of $152 in excess Bank matching contributions to the Bank's Savings Plan.
(9) Mr. Miller became the Bank's chief financial officer in August 2011.
(10) Revised to reflect a reduction of $5,500 in excess Bank matching contributions to the Bank's Savings Plan.
(11) Mr. Honda served as the Bank's chief financial officer until August 2011.
(12) Includes $4,275 in excess Bank matching contributions to the Bank's Savings Plan and subsequent undermatching to the Bank's Benefit Equalization Plan.
(13) Of this amount, $19,389 represents a vacation cash-out payment.
(14) Of this amount, $19,009 represents a vacation cash-out payment.
(15) Of this amount, $14,623 represents a vacation cash-out payment.
(16) Of this amount, $17,489 represents a vacation cash-out payment.
(17) Of this amount, $15,230 represents a vacation cash-out payment.
(18) Revised to reflect a reduction of $5,100 in excess Bank matching contributions to the Bank's Savings Plan.

Grants of Non-Equity Incentive Plan-Based Awards (Executive Performance Unit Plan)

(In whole dollars)				Estimated Payout Ranges(1)
Name	Plan	Plan Period	Payout Date	Threshold	Target	Maximum
Dean Schultz	2011 EPUP	2011-2013	February 2014	$195,100	$390,200	$780,300
Lisa B. MacMillen	2011 EPUP	2011-2013	February 2014	100,000	199,900	399,800
Kenneth C. Miller	2011 EPUP	2011-2013	February 2014	69,800	135,700	271,300
Steven T. Honda	2011 EPUP	2011-2013	February 2014	63,000	122,500	245,100
Lawrence H. Parks	2011 EPUP	2011-2013	February 2014	72,600	141,200	282,300
Suzanne Titus-Johnson	2011 EPUP	2011-2013	February 2014	65,100	126,500	253,100
David H. Martens	2011 EPUP	2011-2013	February 2014	63,000	122,500	245,100

(1)
Estimated payouts for the 2011 EPUP three-year performance period are what could be earned and are calculated using the base salaries in effect on February 1 in the first year of the performance period. Awards, if any, under these plans are payable in the year following the end of the three-year performance period. See discussion in “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program- Long-Term Cash Incentive Plan: Executive Performance Unit Plan.”

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

The 2011 base salaries of the current named executive officers are as follows: Dean Schultz, $780,300; Lisa B. MacMillen, $499,800; Kenneth C. Miller, $387,600; Steven T. Honda, $350,100; Lawrence H. Parks, $403,300; Suzanne Titus-Johnson, $361,500 and David H. Martens, $350,100. For 2012, subject to completion of the Finance Agency's regulatory review, the named executive officers' 2012 base salaries are to be increased by 2.0% relative to 2011 base salaries based on each named executive officer's individual performance in 2011 and contribution to the Bank's overall performance. For Mr. Miller, the Board approved an equity increase of 5.1% from his 2011 base salary, subject to completion of the Finance Agency's regulatory review, considering his appointment as the Bank's chief financial officer in 2011 and additional responsibilities with that position.

Corporate Senior Officer Severance Policy. The Board adopted the Corporate Senior Officer Severance Policy ("Senior Officers' Policy") applicable to the president, executive vice president, and senior vice presidents, effective June 1, 2011. Prior to the adoption of the Senior Officers' Policy, the named executive officers were subject to the Bank's Corporate Officer Severance Policy ("Officers' Policy"), which provided severance benefits in the event that the employee's employment was terminated because the employee's job or position was eliminated or because the job or position was substantially modified so that the employee was no longer qualified or could not perform the revised job. For these officers, severance under the Officers' Policy would have been equal to the greater of (i) 12 weeks of the officer's base salary, or (ii) the sum of three weeks of the officer's base salary, plus three weeks of the officer's base salary for each full year of service and three weeks of base salary prorated for each partial year of service at the Bank to a maximum of 52 weeks of base salary. The Officers' Policy also provided one month of continued health and life insurance benefits and, at the Bank's discretion, outplacement assistance.

The Senior Officers' Policy provides the executive officers with the same severance benefits as provided in the Officers' Policy described above, but unlike the Officers' Policy, the Senior Officers' Policy also provides severance payments in connection with a "Change in Control" (as defined by the Senior Officers' Policy). Under the Senior Officers' Policy, in the event the president or the executive vice president experiences a termination of employment in connection with a Change in Control, severance and benefits will be payable pursuant to the Agreements described below.

With respect to the Bank's senior vice presidents, the Senior Officers' Policy provides that in the event such an executive officer is involuntarily terminated without "Cause" under certain circumstances in connection with a “Change in Control” (as such terms are defined by the Senior Officers' Policy) or voluntarily terminated with "Good Reason" (as defined by the Senior Officers' Policy), upon the Bank's timely receipt of a separation agreement and release, these executive officers will receive severance pay in a lump sum equal to one year of base salary.

In addition, under the Senior Officers' Policy, in the event of a Change in Control, each senior vice president will be entitled to continued health and life insurance coverage under the Bank's group health and life insurance policies, at the Bank's expense, for a period of 12 months immediately following the effective date of separation. However, the Bank will immediately cease paying such premiums prior to the end of the 12-month period if the executive officer accepts employment with another employer that provides comparable benefits in terms of cost and scope of coverage during the 12-month period. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made to senior vice presidents pursuant to the Senior Officers' Policy would cause the Bank to fall below such applicable regulatory requirements, such payment shall be delayed until such time as the Bank achieves compliance with its regulatory capital requirements.

The Board believes that the level of severance benefits for each named executive officer is appropriate because it is reasonable to believe that finding a comparable position at another institution at a comparable compensation level could take up to one year, and possibly longer, depending on the economic environment at the time, and that distractions by such uncertain job security may have a detrimental impact on the executive's performance. If the employment of any of the named executive officers had been terminated on December 31, 2011, because the employee's job or position had been eliminated or because the job or position had been substantially modified so that the employee was no longer qualified or could not perform the revised job, the approximate value of the severance benefits payable to the executive would have been as follows: Dean Schultz, $782,405; Lisa B. MacMillen, $502,363; Kenneth C. Miller, $390,162; Steven T. Honda, $352,645; Lawrence H. Parks, $369,539; Suzanne Titus-Johnson, $364,051; and David H. Martens, $339,181.

Change in Control Agreements. The Board approved Change in Control Severance Agreements for Dean Schultz and Lisa B. MacMillen (the "Agreements"). The Agreements became effective as of June 1, 2011. Each Agreement provides for a severance payment and continued benefits if the executive's employment terminates under certain circumstances in connection with a "Change in Control" (as defined in the Agreements) of the Bank. In particular, under the terms of each executive's Agreement, if Mr. Schultz or Ms. MacMillen terminates his or her employment for "Good Reason" (as defined in the Agreements), he or she shall be entitled to receive, in lieu of any severance benefits to which the executive may otherwise be entitled under any severance plan or program of the Bank, the following: (i) the executive's fully earned but unpaid base salary through the date of termination (together with all other amounts and benefits to which the executive is entitled under any benefit plan or practice of the Bank other than the Bank's Senior Officers' Policy); (ii) severance pay in an amount equal to the sum of two times the executive's annual base salary plus two times the executive's “annual incentive amounts” (as defined in the Agreements); (iii) continued health and life insurance coverage for up to 180 days after the first anniversary of the date of termination of the executive's employment (or if earlier, the date the executive accepts employment from an employer with comparable benefits); and (iv) executive-level outplacement services at the Bank's expense, not to exceed $25,000. If the Bank is not in compliance with any applicable regulatory capital or regulatory leverage requirement or if any of the payments required to be made pursuant to paragraphs (ii) or (iv) above would cause the Bank to fall below such applicable regulatory requirements, such payment shall be delayed until such time as the Bank achieves compliance with its regulatory capital requirements.

Non-Equity Incentive Payments and Non-Equity Long-Term Incentive Payments

For 2011, Dean Schultz, president and chief executive officer, was awarded a cash incentive compensation award under the 2011 President's Incentive Plan (2011 PIP) of $565,000. Mr. Schultz's award was based on the Bank's 2011 achievement level of 146% for the Franchise Enhancement goal, 179% for the Community Investment goal, and 150% for the Risk Management goal (determined at the sole discretion of the Board).

Based on the achievement levels for the Bank's three corporate goals and the achievement levels of named executive officers for their respective individual goals, the following awards under the 2011 EIP were made: Lisa B. MacMillen, $360,000; Kenneth C. Miller, $275,400; Steven T. Honda, $212,300; Lawrence H. Parks, $275,400; Suzanne Titus-Johnson, $256,800; and David H. Martens, $248,500.

In reviewing the Bank's 2011 performance, the Board recognized the president's leadership and the other named executive officers' management in addressing business, risk, operations, regulatory, and public policy issues throughout 2011.

With respect to the Risk Management goal, which was rated at 150% achievement, the Board recognized management's accomplishments in enhancing the Bank's enterprise risk management (ERM) governance structure and development and execution of the Bank's ERM governance project plan. In particular, the achievement level was based on, among other things: the timely and within budget completion of all Board deliverables in the project plan; the reorganization of the Bank's Risk Division and chief financial officer division and the development and accelerated delivery of a chief risk officer report to the Board.

In terms of the Bank's Franchise Enhancement goal, which was rated at 146% achievement, the Board recognized the Bank's strong financial performance in 2011. The Adjusted Return on Capital spread target level for 2011 was 2.20% and the Bank achieved a spread of 3.24%. The other key drivers to this achievement level were, among other things: the Bank's success in reducing operating expenses that exceeded the targeted operating expenses efficiency goal; continued progress in meeting milestones for the replacement of the Bank's technology platform relating to front office trading and back office processing systems; and progress in preparing the Bank to transact derivatives under the prospective Dodd-Frank rules.

The Board further noted the strong performance against the Bank's Community Investment goal, which was rated at 179% achievement for 2011. In addition to strong performance against its community lending plan, the Bank also attained a level of far exceeds on its goal measure of increasing Community Investment Cash Advances (CICA) and standby letters of credit and achieved a level of far exceeds on its performance in providing technical assistance relating to community investment activities in 2011. This year's results continued the Bank's strong performance in promoting and assisting effective community investment, affordable housing, and economic development by its members and community partners.

In light of the continued mixed economic environment throughout 2011, the Board recognized that the president and senior management adopted several initiatives to enhance risk management and operating infrastructure for the Bank's future while delivering strong financial and community results.

For the three-year period 2009 through 2011, long-term cash incentive compensation awards to the named executive officers under the 2009 EPUP were approved by the Board, subject to completion of the Finance Agency's regulatory review, based on the achievement level for the Bank's Potential Dividend Spread goal and Risk Management goal over the three-year period from 2009 through 2011. The overall achievement level for the goals over this period was 92%. One of the primary reasons for the low overall performance (92% of target) against the two long-term goals was the result of a low achievement level on the financial performance goal, the Potential Dividend Spread goal, over the three-year performance period. The Potential Dividend Spread target level for the three-year period 2009 through 2011 was 2.50% and the Bank achieved a spread of 1.40%. The 2009 EPUP financial performance goal was based on the Bank's 2009-2011 strategic plan financial forecast, which was developed in 2008 before the Bank had experienced the impact of other-than-temporary impairment charges on private-label mortgage-backed securities, and therefore, the 2009 EPUP did not anticipate the impact of such charges.

The awards approved by the Board under the 2009 EPUP were as follows: Dean Schultz, $304,500; Lisa B. MacMillen, $156,700; Kenneth C. Miller, $104,300; Steven T. Honda, $99,800; Lawrence H. Parks, $115,000; Suzanne Titus-Johnson, $94,000; and David H. Martens, $99,800.

Pension Benefits

The following table provides the present value of accumulated pension and pension-related benefits payable as of December 31, 2011, to each of the named executive officers upon the normal retirement age of 65 under the Bank's qualified and non-qualified defined benefit pension plans.

(In whole dollars)
Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Dean Schultz	Cash Balance Plan	26.750	$404,712	$—
	Financial Institutions Retirement Fund	11.000	531,824	—
	Benefit Equalization Plan	26.750	2,916,136	—
	Deferred Compensation Plan	26.750	58,987	—
	Supplemental Executive Retirement Plan (2)	9.000	1,548,262	—

Lisa B. MacMillen	Cash Balance Plan	25.417	409,998	—
	Financial Institutions Retirement Fund	9.417	103,373	—
	Benefit Equalization Plan	25.417	669,655	—
	Deferred Compensation Plan	25.417	296,095	—
	Supplemental Executive Retirement Plan (2)(3)	9.000	687,210	—

Kenneth C. Miller	Cash Balance Plan	16.917	373,866	—
	Financial Institutions Retirement Fund	0.917	20,873	—
	Benefit Equalization Plan	16.917	186,545	—
	Deferred Compensation Plan	16.917	17,205	—
	Supplemental Executive Retirement Plan (2)	9.000	579,439	—

Steven T. Honda	Cash Balance Plan	17.917	351,974	—
	Financial Institutions Retirement Fund	1.917	48,522	—
	Benefit Equalization Plan	17.917	140,418	—
	Deferred Compensation Plan	17.917	198,020	—
	Supplemental Executive Retirement Plan (2)	9.000	577,293	—

Lawrence H. Parks	Cash Balance Plan	14.333	364,351	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	14.333	266,446	—
	Deferred Compensation Plan	14.333	60,902	—
	Supplemental Executive Retirement Plan (2)	9.000	716,792	—

Suzanne Titus-Johnson	Cash Balance Plan	25.333	569,110	—
	Financial Institutions Retirement Fund	9.333	110,423	—
	Benefit Equalization Plan	25.333	412,255	—
	Deferred Compensation Plan	25.333	31,000	—
	Supplemental Executive Retirement Plan (2)(3)	6.750	452,419	—

David H. Martens	Cash Balance Plan	15.167	313,779	—
	Financial Institutions Retirement Fund	N/A	—	—
	Benefit Equalization Plan	15.167	127,531	—
	Deferred Compensation Plan	15.167	51,417	—
	Supplemental Executive Retirement Plan (2)	9.000	540,317	—

(1) For purposes of this table, the present value of accumulated benefits as of December 31, 2011 (measured at December 31, 2011), was calculated using a discount rate of 4.00%, which is consistent with the assumptions used in the Bank's financial statements. Actual benefit payments under each plan may differ based on the applicable discount rate under the terms of the relevant plan. As of December 31, 2011, the discount rate, according to the terms of each relevant plan, was 6%. We withdrew from the FIRF, a multiple-employer tax-qualified defined benefit plan, on December 31, 1995. Amounts under the Benefit Equalization Plan and the Deferred Compensation Plan represent the present value of only the pension-related benefits accumulated for the named executive officer.
(2) For this plan, years of credited service represent the years of participation since the inception of the plan in 2003 or the first year in which the participant initially became active in the plan.

(3)	Represents a partial contribution credit for 2011. During 2011, the participant became ineligible for future Bank contribution credits based on the 25-year limit rule under the terms of the Plan.

Narrative to Pension Benefits Table

For information regarding the plans in the table, see the discussion in our Compensation Discussion and Analysis under “Cash Balance Plan and the Financial Institutions Retirement Fund,” “Benefit Equalization Plan,” “Deferred Compensation Plan,” and “Supplemental Executive Retirement Plan.” The valuation method and material assumptions used in quantifying the present value of the current accrued benefits in the table are consistent with the assumptions used in the Bank's financial statements. See the discussion in “Item 8. Financial Statements and Supplementary Data - Note 16 - Employee Retirement Plans and Incentive Compensation Plans.”

Non-Qualified Deferred Compensation

The following table reflects the non-qualified Deferred Compensation Plan balances for the president, the executive vice president, and the other named executive officers as of December 31, 2011.

(In whole dollars)
Name and Principal Position	Last Fiscal Year	Beginning of Year Balance	2011 Executive Contributions	2011 Bank Contributions(1)	Aggregate Earnings/ (Losses) in 2011	Aggregate (Withdrawals)/ Distributions in 2011	Yearend 2011 Aggregate Balance
Dean Schultz	2011	$451,339	$—	$—	$24,161	$—	$475,500
President and
Chief Executive Officer

Lisa B. MacMillen	2011	3,408,078	—	—	31,389	—	3,439,467
Executive Vice President and
Chief Operating Officer

Kenneth C. Miller	2011	201,437	—	—	(7,979)	(52,244)	141,214
Senior Vice President and
Chief Financial Officer

Steven T. Honda	2011	881,019	375,500	5,760	21,482	—	1,283,761
Senior Vice President,
Chief Capital Markets Officer

Lawrence H. Parks	2011	50,965	60,000	3,600	8	—	114,573
Senior Vice President,
External and Legislative Affairs

Suzanne Titus-Johnson	2011	125,761	—	—	3,506	(100,241)	29,026
Senior Vice President and
General Counsel and Corporate Secretary

David H. Martens	2011	250,644	—	—	(2,117)	—	248,527
Senior Vice President and
Chief Risk Officer

(1)	Represents make-up Bank matching contributions lost under the Savings Plan as a result of deferring compensation.

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

The Bank's matching contribution under the Savings Plan is calculated on the basis of an officer's base salary after deferring base salary compensation under the DCP. As a result, an officer who defers base salary compensation forgoes the Bank's matching contribution on the portion of compensation that is deferred. To compensate for this, the Bank makes a contribution credit to the officer's DCP balance to restore the benefit under the Savings Plan that would otherwise be lost as a result of deferring base salary compensation.

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

Director Compensation Table For the year ended December 31, 2011

(In whole dollars)
Name	Fees Earned or Paid in Cash
Timothy R. Chrisman, Chairman	$60,000
John F. Luikart, Vice Chairman(1)	54,929
Paul R. Ackerman	45,000
Reginald Chen(2)	27,511
Melinda Guzman	50,000
W. Douglas Hile	50,000
Douglas H. (Tad) Lowrey	50,000
Kevin Murray	47,612
Robert F. Nielsen	50,000
J. Benson Porter	50,000
John Robinson	49,929
Scott C. Syphax(3)	55,000
John T. Wasley	50,000
Total	$639,981

(1)	John F. Luikart became vice chairman effective January 26, 2012.
(2) Reginald Chen served as a Bank director until June 28, 2011.
(3) Scott C. Syphax served as vice chairman until January 26, 2012.

The Board of Directors Compensation and Expense Reimbursement Policy for 2011 (2011 Directors Compensation Policy) provided the Directors with reasonable compensation for the performance of their duties as members of the Board of Directors, the amount of time spent on official Bank business, and paid service and meeting fees to each member of the Board of Directors as set forth below.

Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$33,000	$27,000	$60,000
Vice Chairman and Audit Committee Chair	28,000	27,000	55,000
Other Committee Chair and Directors on Audit Committee	23,000	27,000	50,000
Other Directors	18,000	27,000	45,000

Under the 2011 Directors Compensation Policy, service fees for the above positions were paid for serving as a Director during and between regularly scheduled meetings of the Board. The annual service fee was prorated and paid with the meeting fee, if applicable, at the conclusion of each two-month service period on the Board of Directors (monthend February, April, June, August, October, and December). Any member of the Board of Directors who joined or left the Board between service fee payments received a prorated service fee for the number of days the Director was on the Board during the service period. In addition, each director received a fee of $5,400 for attending any portion of five of the six regularly scheduled two-day Board meetings, subject to the annual maximum of $27,000.

The 2011 Directors Compensation Policy provided that a Board member may receive a meeting fee for participation in one regularly scheduled Board meeting by telephone. No other fee was paid for participation in meetings of the Board or committees by telephone or participation in other Bank or Federal Home Loan Bank System activities. The president of the Bank was authorized to interpret the 2011 Directors Compensation Policy, as necessary, according to applicable statutory, regulatory, and policy limits.

Under the 2011 Directors Compensation Policy, the Bank reimbursed Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties, which may have included participation in meetings or activities for which no fee was paid.

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

The Board adopted the Board of Directors Compensation and Expense Reimbursement Policy for 2012, which is similar to the 2011 Directors Compensation Policy with the exception of adjustments in annual service fees and meeting fees as set forth below.

Position	Maximum Annual Service Fee	Maximum Annual Meeting Fees	Total Maximum Annual Compensation
Chairman	$53,000	$42,000	$95,000
Vice Chairman	48,000	42,000	90,000
Committee Chair	43,000	42,000	85,000
Directors on Audit Committee	33,000	42,000	75,000
Other Directors	28,000	42,000	70,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about those stockholders that are beneficial owners of more than 5% of the Federal Home Loan Bank of San Francisco's (Bank) outstanding capital stock, including mandatorily redeemable capital stock, as of February 29, 2012.

Name and Address of Beneficial Owner	Number of Shares Held	Percentage of Outstanding Shares
Citibank, N.A.(1)	28,841,854	27.8%
701 East 60th Street, North
Sioux Falls, SC 57104

JPMorgan Bank and Trust Company, National Association(2)	13,397,847	12.9
560 Mission Street
San Francisco, CA 94105

Wells Fargo Bank, N.A.(1)	11,835,984	11.4
101 North Phillips Avenue
Sioux Falls, SD 57104

JPMorgan Chase Bank, National Association(1)(2)	8,926,513	8.6
111 Polaris Parkway
Columbus, Ohio 43240

Bank of America California, N.A.	5,257,086	5.1
555 California Street
San Francisco, CA 94104
Total	68,259,284	65.7%

(1)	The capital stock held by these institutions is classified as mandatorily redeemable capital stock.

(2)	JPMorgan Chase Bank, National Association, and JPMorgan Bank and Trust Company, National Association, are affiliates.

The following table sets forth information about those members (or their holding companies) with officers or directors serving as directors of the Bank as of February 29, 2012.

Director Name	Name of Institution	City	State	Number of Shares Held	Percentage of Outstanding Shares
Paul R. Ackerman	Wells Fargo Bank, National Association	Sioux Falls	SD	11,835,984	11.4%
Paul R. Ackerman	Wells Fargo Financial National Bank	Las Vegas	NV	42,285	—
Craig G. Blunden	Provident Savings Bank	Riverside	CA	245,849	0.2
Timothy R. Chrisman	Pacific Western Bank	Los Angeles	CA	461,058	0.4
Timothy R. Chrisman	Pacific Trust Bank	Irvine	CA	69,717	0.1
W. Douglas Hile	West Valley National Bank	Avondale	AZ	1,342	—
Douglas H. (Tad) Lowrey	CapitalSource Bank	Los Angeles	CA	277,921	0.3
J. Benson Porter	First Tech Federal Credit Union	Palo Alto	CA	159,990	0.2
John F. Robinson	Silicon Valley Bank	Santa Clara	CA	250,000	0.2
Kenneth A. Vecchione	Bank of Nevada	Las Vegas	NV	176,363	0.2
Kenneth A. Vecchione	Western Alliance Bank	Phoenix	AZ	89,160	0.1
Kenneth A. Vecchione	Torrey Pines Bank	San Diego	CA	66,923	0.1
Total				13,676,592	13.2%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital stock ownership is a prerequisite to transacting any member business with the Federal Home Loan Bank of San Francisco (Bank). The members, former members, and certain other nonmembers own all the stock of the Bank, the majority of the directors of the Bank are officers or directors of members, and the Bank conducts its advances and purchased mortgage loan business almost exclusively with members or member successors. The Bank extends credit in the ordinary course of business to members with officers or directors who serve as directors of the Bank and to members owning more than 5% of the Bank's capital stock (5% shareholders) on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds, and mortgage-backed securities (MBS) from members and their affiliates with officers or directors who serve as directors of the Bank or from 5% shareholders. All investments are market rate transactions, and all MBS are purchased through securities brokers or dealers. The Bank may also be the primary obligor on debt issued in the form of FHLBank System consolidated obligations using underwriters and dealers, and may enter into interest rate exchange agreements with counterparties, that may be affiliates of Bank members with officers or directors who serve as directors of the Bank or affiliates of members and nonmembers owning more than 5% of the Bank's capital stock, which are transactions in the ordinary course of the Bank's business and are market rate transactions. As an additional service to its members, including those with officers or directors who serve as directors of the Bank and those that are 5% shareholders, the Bank may enter into offsetting interest rate exchange agreements, acting as an intermediary between offsetting derivatives transactions with members and other counterparties. This intermediation allows the members indirect access to the derivatives market, and these transactions are also executed at market rates.

The FHLBank Act requires the Bank to establish an Affordable Housing Program (AHP). The Bank provides subsidies in the form of direct grants and below-market interest rate advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Only Bank members, along with their nonmember AHP project sponsors, may submit AHP applications. All AHP subsidies are made in the normal course of business. In instances where an AHP subsidy involves a member (or its affiliate) that owns more than 5% of the Bank's capital stock, a member with an officer or director who is a director of the Bank, or an entity with an officer, director or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the AHP subsidy), the AHP subsidy is subject to the same eligibility and other program criteria and requirements as AHP subsidies provided to all other members and the regulations governing the operations of the AHP.

The Bank may also use members with officers or directors who serve as directors of the Bank or that are 5% shareholders as securities custodians and derivatives dealer counterparties. These financial relationships are conducted in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.

The Bank does not have a written policy to have the Board of Directors (Board) review, approve, or ratify transactions with members that are outside the ordinary course of business because such transactions rarely occur. However, it has been the Bank's practice to report to the Board all transactions between the Bank and its members that are outside the ordinary course of business, and, on a case-by-case basis, seek Board approval or ratification.

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

In addition to the independence rules and standards above, the Federal Home Loan Banks are required to comply with the rules issued by the SEC under Section 10A(m) of the Securities Exchange Act of 1934, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she, other than in his or her capacity as a member of the Audit Committee, the Bank's Board of Directors, or any other Board committee, accepts any consulting, advisory, or other compensatory fee from the Bank or is an “affiliated person” of the Bank as defined by the SEC rules (the person controls, is controlled by, or is under common control with, the Bank).

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

Applying the Finance Board independence standards, the Board has determined that all former directors who served in 2011 were, and all current directors are, independent.

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

Using the NASDAQ rules, the Board affirmatively determined that in its opinion Ms. Guzman, Mr. Luikart, Mr. Murray, Mr. Nielsen, Mr. Syphax, and Mr. Wasley, who are current nonmember directors and are not employed by and do not serve as a director of any member institution, are independent and, to the extent they served as nonmember directors in 2011, were independent in 2011 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities.

Using the NASDAQ rules, the Board affirmatively determined that in its opinion the following current member directors are independent and, to the extent they served as member directors in 2011, were independent in 2011 under the NASDAQ rules because they have no relationship with the Bank that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors: Mr. Blunden, Mr. Chrisman, Mr. Hile, Mr. Lowrey, Mr. Porter, Mr. Robinson, and Mr. Vecchione.

In making these determinations, the Board recognized that during their directorships the member directors were employed by member institutions that conducted business with the Bank in the ordinary course of the Bank's and the member institutions' respective businesses. The Board determined that these ordinary course customer relationships with the member institutions that had or have member directors on the Board would not interfere with the member directors' exercise of independent judgment or their independence from management under the NASDAQ rules. This determination is based on the fact that the Bank was created by Congress; the Bank has a cooperative ownership structure; the Bank is statutorily required to have member directors who are either an officer or director of a Bank member; the Bank was created to provide its members with products and services; and the Board is statutorily required to administer the affairs of the Bank fairly and impartially and without discrimination in favor of or against any member borrower.

Audit Committee Independence

The Board has an Audit Committee. Under the Finance Board's independence standards and NASDAQ rules, all Audit Committee members who served in 2011 were independent, and all current Audit Committee members are independent.

All Audit Committee members who served in 2011 and all current Audit Committee members met the substantive independence rules under Section 10A(m) of the 1934 Act.

EEO-Personnel-Compensation Committee Independence

The Board has an EEO-Personnel-Compensation Committee. Using the Finance Board's director independence standards, all EEO-Personnel-Compensation Committee members who served in 2011 were independent, and all current EEO-Personnel-Compensation Committee members are independent.

Using the NASDAQ rules, the following director who served in 2011 and who continues to serve on the EEO-Personnel-Compensation Committee is not considered independent because his member institution exceeded the limits of the payments/revenues relationship test in 2009 and 2010: Mr. Ackerman.

Using the NASDAQ rules, the following former director who served in 2011 on the EEO-Personnel-Compensation Committee was not considered independent because his member institution exceeded the limits of the payments/revenues relationship test in 2009 and 2010: Mr. Chen.

Governance Committee

The Board has a Governance Committee that performs certain functions that are similar to those of a nominating committee with respect to the nomination of nonmember independent directors. Using the Finance Board's director independence standards, all Governance Committee members who served in 2011 were independent, and all current Governance Committee members are independent. Using the NASDAQ rules, the following Governance Committee member who served on the Governance Committee in 2011 was not considered independent because his member institution exceeded the limits of the payments/revenues relationship test in 2009 and 2010: Mr. Ackerman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Federal Home Loan Bank of San Francisco (Bank) for the years ended December 31, 2011 and 2010, by its external accounting firm, PricewaterhouseCoopers LLP.

(In millions)	2011	2010
Audit fees	$1.0	$1.2
All other fees	—	0.1
Total	$1.0	$1.3

Audit Fees. Audit fees during 2011 and 2010 were for professional services rendered in connection with the audits of the Bank's annual financial statements, the review of the Bank's quarterly financial statements included in each Quarterly Report on Form 10-Q, and the audit of the Bank's internal control over financial reporting.

All Other Fees. All other fees for 2011 and 2010 were for consulting services. The Bank is exempt from all federal, state, and local taxation. Therefore, no tax consulting fees were paid during 2011 and 2010.

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

In 2011 and 2010, 100% of the audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
The financial statements included as part of this Form 10-K are identified in the Index to Audited Financial Statements appearing in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, which is incorporated in this Item 15 by reference.

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

3.2	Bylaws of the Federal Home Loan Bank of San Francisco, as amended and restated on January 27, 2011.

4.1
Capital Plan, as amended and restated effective September 5, 2011, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

10.1	Summary Sheet: Terms of Employment for Named Executive Officers for 2012

10.2
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.3
Form of Senior Officer Indemnification Agreement, incorporated by reference to Exhibit 10.3 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2010 (Commission File No. 000-51398)

10.4
Change in Control Severance Agreement for Dean Schultz, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.5
Change in Control Severance Agreement for Lisa B, MacMillen, incorporated by reference to Exhibit 99.2 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.6	Board Resolution for 2012 Board of Directors Compensation and Expense Reimbursement Policy

10.7	2011 Executive Incentive Plan

10.8	2011 Executive Performance Unit Plan

10.9
2010 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.7 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (Commission File No. 000-51398)

10.10
2009 Executive Performance Unit Plan, incorporated by reference to Exhibit 10.3 to the Bank's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2009 (Commission File No. 000-51398)

10.11	2011 President's Incentive Plan

10.12
Executive Benefit Plan, incorporated by reference to Exhibit 10.11 to the Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.13
Original Deferred Compensation Plan, as restated, incorporated by reference to Exhibit 10.13 to Bank's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2005 (Commission File No. 000-51398)

10.14
Deferred Compensation Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.15
Supplemental Executive Retirement Plan Amended and Restated Effective January 1, 2009, incorporated by reference to Exhibit 10.15 to the Bank's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 (Commission File No. 000-51398)

10.16
Corporate Senior Officer Severance Policy, incorporated by reference to Exhibit 99.3 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 (Commission File No. 000-51398)

10.17
Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (Commission File No. 000-51398)

10.18
Joint Capital Enhancement Agreement, as amended August 5, 2011, with the other 11 Federal Home Loan Banks, incorporated by reference to Exhibit 99.1 to the Bank's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011 (Commission File No. 000-51398)

12.1	Computation of Ratio of Earnings to Fixed Charges – December 31, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Report

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's annual report on Form 10-K for the period ended December 31, 2011, is formatted in XBRL interactive data files: (i) Statements of Condition at December 31, 2011 and 2010; (ii) Statements of Income for the Years Ended December 31, 2011, 2010 and 2009; (iii) Statements of Capital Accounts for the Years Ended December 31, 2011, 2010 and 2009; (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and (v) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are otherwise not subject to the liability of that section.

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

FEDERAL HOME LOAN BANK OF SAN FRANCISCO

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer
March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

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

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal financial officer)

/S/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman Chairman of the Board of Directors

/S/ JOHN F. LUIKART
John F. Luikart Vice Chairman of the Board of Directors

/S/ PAUL R. ACKERMAN
Paul R. Ackerman Director

/S/ CRAIG G. BLUNDEN
Craig G. Blunden Director

/S/ MELINDA GUZMAN
Melinda Guzman Director

/S/ W. DOUGLAS HILE
W. Douglas Hile Director

/S/ DOUGLAS H. (TAD) LOWREY
Douglas H. (Tad) Lowrey Director

/S/ KEVIN MURRAY
Kevin Murray Director

/S/ ROBERT F. NIELSEN
Robert F. Nielsen Director

/S/ J. BENSON PORTER
J. Benson Porter Director

/S/ SCOTT C. SYPHAX
Scott C. Syphax Director

/S/ KENNETH A. VECCHIONE
Kenneth A. Vecchione Director

/S/ JOHN T. WASLEY
John T. Wasley Director