Form 10-Q
period 2012-03-31
Federal Home Loan Bank of San Francisco
filed 2012-05-09
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2012
Class B Stock, par value $100	101,080,502

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$3,486	$3,494
Securities purchased under agreements to resell	1,100	—
Federal funds sold	8,641	5,366
Trading securities(a)	3,321	2,808
Available-for-sale securities(a)	9,015	9,613
Held-to-maturity securities (fair values were $20,061 and $21,414, respectively)(b)	20,100	21,581
Advances (includes $7,911 and $8,684 at fair value under the fair value option, respectively)	62,040	68,164
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $6, respectively	1,686	1,829
Accrued interest receivable	152	180
Premises, software, and equipment, net	28	30
Derivative assets, net	433	400
Other assets	85	87
Total Assets	$110,087	$113,552
Liabilities:
Deposits	$166	$156
Consolidated obligations:
Bonds (includes $11,823 and $15,712 at fair value under the fair value option, respectively)	74,579	83,350
Discount notes	23,318	19,152
Total consolidated obligations	97,897	102,502
Mandatorily redeemable capital stock	5,307	5,578
Accrued interest payable	293	241
Affordable Housing Program payable	154	150
Derivative liabilities, net	61	73
Other liabilities	1,151	147
Total Liabilities	105,029	108,847
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
47 shares and 48 shares, respectively	4,717	4,795
Unrestricted retained earnings	3	—
Restricted retained earnings	1,963	1,803
Total Retained Earnings	1,966	1,803
Accumulated other comprehensive income/(loss)	(1,625)	(1,893)
Total Capital	5,058	4,705
Total Liabilities and Capital	$110,087	$113,552

(a)	At March 31, 2012, and at December 31, 2011, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $22 at March 31, 2012, and $33 at December 31, 2011, pledged as collateral that may be repledged.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2012	2011
Interest Income:
Advances	$155	$186
Prepayment fees on advances, net	22	6
Federal funds sold	3	8
Trading securities	6	5
Available-for-sale securities	83	1
Held-to-maturity securities	128	227
Mortgage loans held for portfolio	20	28
Total Interest Income	417	461
Interest Expense:
Consolidated obligations:
Bonds	162	191
Discount notes	6	11
Mandatorily redeemable capital stock	7	3
Total Interest Expense	175	205
Net Interest Income	242	256
Provision for credit losses on mortgage loans	1	—
Net Interest Income After Mortgage Loan Loss Provision	241	256
Other Income/(Loss):
Net gain/(loss) on trading securities	(3)	(1)
Total other-than-temporary impairment (OTTI) loss	(11)	(88)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	2	(21)
Net OTTI loss, credit portion	(9)	(109)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(13)	(54)
Net gain/(loss) on derivatives and hedging activities	3	20
Other	2	2
Total Other Income/(Loss)	(20)	(142)
Other Expense:
Compensation and benefits	16	17
Other operating expense	11	10
Federal Housing Finance Agency	4	3
Office of Finance	1	2
Total Other Expense	32	32
Income/(Loss) Before Assessments	189	82
REFCORP	—	15
Affordable Housing Program	20	7
Total Assessments	20	22
Net Income/(Loss)	$169	$60
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2012	2011
Net Income/(Loss)	$169	$60
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on available-for-sale securities	—	1
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(6)	(1,768)
Net change in fair value of other-than-temporarily impaired securities	268	689
Reclassification of non-credit-related OTTI loss included in net income/(loss)	1	—
Total net non-credit-related OTTI loss on available-for-sale securities	263	(1,079)
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(3)	(83)
Reclassification of non-credit-related OTTI loss included in net income/(loss)	—	104
Accretion of non-credit-related OTTI loss	2	193
Non-credit-related OTTI loss transferred to available-for-sale securities	6	1,768
Total net non-credit-related OTTI loss on held-to-maturity securities	5	1,982
Total other comprehensive income/(loss)	268	904
Total Comprehensive Income/(Loss)	$437	$964

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	—	34					34
Repurchase/redemption of capital stock	(3)	(317)					(317)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	5	497					497
Comprehensive income/(loss)			54	6	60	904	964
Cash dividends paid on capital stock (0.29%)				(6)	(6)		(6)
Balance, March 31, 2011	85	$8,496	$1,663	$—	$1,663	$(2,039)	$8,120
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	1	101					101
Repurchase/redemption of capital stock	(2)	(179)					(179)
Comprehensive income/(loss)			160	9	169	268	437
Cash dividends paid on capital stock (0.48%)				(6)	(6)		(6)
Balance, March 31, 2012	47	$4,717	$1,963	$3	$1,966	$(1,625)	$5,058

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2012	2011
Cash Flows from Operating Activities:
Net Income/(Loss)	$169	$60
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(5)	(4)
Provision for credit losses on mortgage loans	1	—
Change in net fair value adjustment on trading securities	3	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	13	54
Change in net derivatives and hedging activities	(114)	(148)
Net OTTI loss recognized in income, credit-related	9	109
Net change in:
Accrued interest receivable	32	64
Other assets	—	3
Accrued interest payable	46	35
Other liabilities	(1)	(31)
Total adjustments	(16)	83
Net cash provided by/(used in) operating activities	153	143
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	39	—
Securities purchased under agreements to resell	(1,100)	—
Federal funds sold	(3,275)	1,346
Premises, software, and equipment	(1)	(2)
Trading securities:
Proceeds from maturities of long-term	584	1
Purchases of long-term	(1,100)	(1,033)
Available-for-sale securities:
Proceeds from maturities of long-term	886	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	2,276	2,524
Proceeds from maturities of long-term	931	1,737
Purchases of long-term	(751)	(2,860)
Advances:
Principal collected	84,035	44,738
Made to members	(78,041)	(41,319)
Mortgage loans held for portfolio:
Principal collected	142	177
Net cash provided by/(used in) investing activities	4,625	5,309

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2012	2011
Cash Flows from Financing Activities:
Net change in:
Deposits	51	(119)
Net (payments)/proceeds on derivatives contracts with financing elements	22	24
Net proceeds from issuance of consolidated obligations:
Bonds	13,691	12,914
Discount notes	15,185	18,148
Payments for matured and retired consolidated obligations:
Bonds	(22,363)	(18,245)
Discount notes	(11,017)	(14,728)
Proceeds from issuance of capital stock	101	34
Payments for repurchase/redemption of mandatorily redeemable capital stock	(271)	(150)
Payments for repurchase/redemption of capital stock	(179)	(317)
Cash dividends paid	(6)	(6)
Net cash provided by/(used in) financing activities	(4,786)	(2,445)
Net increase/(decrease) in cash and due from banks	(8)	3,007
Cash and due from banks at beginning of the period	3,494	755
Cash and due from banks at end of the period	$3,486	$3,762
Supplemental Disclosures:
Interest paid	$136	$181
Affordable Housing Program payments	16	12
REFCORP payments	—	34
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	1	1
Transfers of OTTI held-to-maturity securities to available-for-sale securities	36	5,322
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements
(Unaudited)
(Dollars in millions except per share amounts)

Note 1 — Summary of Significant Accounting Policies

The information about the Federal Home Loan Bank of San Francisco (Bank) included in these unaudited financial statements reflects all adjustments that, in the opinion of the Bank, are necessary for a fair statement of results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations in these interim statements are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the Bank's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10‑K).

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

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of March 31, 2012, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs as of March 31, 2012. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K. Other changes to these policies as of March 31, 2012, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

Note 2 — Recently Issued and Adopted Accounting Guidance

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the Bank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its Statements of Condition or are subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the Bank for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

increased financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminated the option to present other comprehensive income in the statement of changes in stockholders' equity. The Bank elected the two-statement approach for interim and annual periods beginning on January 1, 2012, and applied this guidance retrospectively for all periods presented. Early adoption was permitted. The adoption of this guidance was limited to the presentation of certain information contained in the Bank's financial statements and did not affect the Bank's financial condition, results of operations, or cash flows. (See Note 12 – Accumulated Other Comprehensive Income/ (Loss) for additional disclosures required under this amended guidance.)

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This deferral became effective for the Bank for interim and annual periods beginning on January 1, 2012, and did not affect the Bank's adoption of the remaining new accounting guidance for the presentation of comprehensive income.

Fair Value Measurements and Disclosures. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or IFRS; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2012, and was applied prospectively. The adoption of this guidance resulted in increased financial statement disclosures, but did not have a material effect on the Bank's financial condition, results of operations, or cash flows. (See Note 16 – Fair Value for additional disclosures required under this amended guidance.)

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. The new guidance became effective for interim or annual periods beginning on or after December 15, 2011 (January 1, 2012, for the Bank) and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012. The adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). This guidance establishes a standard and uniform methodology for classifying assets, excluding investment securities, and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. The Bank is currently assessing the impact of this advisory bulletin, and has not yet determined the effect, if any, that this guidance will have on its financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of March 31, 2012, and December 31, 2011, was as follows:

	March 31, 2012	December 31, 2011
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$2,384	$1,867
Temporary Liquidity Guarantee Program (TLGP) securities(1)	920	923
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	17	17
GSEs – Fannie Mae	—	1
Total	$3,321	$2,808

(1)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS) as of March 31, 2012, and December 31, 2011, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	March 31, 2012	December 31, 2011
Trading securities other than MBS:
Due in 1 year or less	$1,970	$2,556
Due after 1 year through 5 years	1,334	234
Subtotal	3,304	2,790
MBS:
Other U.S. obligations – Ginnie Mae	17	17
GSEs – Fannie Mae	—	1
Total MBS	17	18
Total	$3,321	$2,808

Interest Rate Payment Terms. Interest rate payment terms for trading securities at March 31, 2012, and December 31, 2011, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012	December 31, 2011
Estimated fair value of trading securities other than MBS:
Fixed rate	$793	$796
Adjustable rate	2,511	1,994
Subtotal	3,304	2,790
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	17	17
Collateralized mortgage obligations:
Fixed rate	—	1
Subtotal	17	18
Total	$3,321	$2,808

At March 31, 2012, and December 31, 2011, all of the fixed rate trading securities were swapped to an adjustable rate, such as the 1-month or 3-month London Interbank Offered Rate (LIBOR). At March 31, 2012, and December 31, 2011, 85% and 81% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The net unrealized gain/(loss) on trading securities was $(3) and $(1) for the three months ended March 31, 2012 and 2011, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of March 31, 2012, and December 31, 2011, were as follows:

March 31, 2012
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,332	$—	$1	$—	$1,333
PLRMBS:
Prime	945	(120)	3	(9)	819
Alt-A, option ARM	1,367	(382)	2	(15)	972
Alt-A, other	6,943	(1,014)	3	(41)	5,891
Total PLRMBS	9,255	(1,516)	8	(65)	7,682
Total	$10,587	$(1,516)	$9	$(65)	$9,015

December 31, 2011

TLGP securities	$1,924	$—	$2	$—	$1,926
PLRMBS:
Prime	977	(132)	—	(13)	832
Alt-A, option ARM	1,413	(410)	2	(36)	969
Alt-A, other	7,133	(1,117)	—	(130)	5,886
Total PLRMBS	9,523	(1,659)	2	(179)	7,687
Total	$11,447	$(1,659)	$4	$(179)	$9,613

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

The following table summarizes the available-for-sale securities with unrealized losses as of March 31, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in accumulated other comprehensive income/loss (AOCI) net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$86	$4	$654	$125	$740	$129
Alt-A, option ARM	—	—	954	397	954	397
Alt-A, other	160	3	5,638	1,052	5,798	1,055
Total PLRMBS	246	7	7,246	1,574	7,492	1,581
Total	$246	$7	$7,246	$1,574	$7,492	$1,581

December 31, 2011

TLGP securities	$274	$—	$—	$—	$274	$—
PLRMBS:
Prime	96	2	736	143	832	145
Alt-A, option ARM	—	—	950	446	950	446
Alt-A, other	240	10	5,634	1,237	5,874	1,247
Total PLRMBS	336	12	7,320	1,826	7,656	1,838
Total	$610	$12	$7,320	$1,826	$7,930	$1,838

As indicated in the tables above, as of March 31, 2012, the Bank's investments classified as available-for-sale had gross unrealized losses totaling $1,581, all of which related to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of March 31, 2012, and December 31, 2011, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$1,332	$1,333	$1,924	$1,926
PLRMBS:
Prime	945	819	977	832
Alt-A, option ARM	1,367	972	1,413	969
Alt-A, other	6,943	5,891	7,133	5,886
Total PLRMBS	9,255	7,682	9,523	7,687
Total	$10,587	$9,015	$11,447	$9,613

The amortized cost of the TLGP securities, which are classified as available-for-sale, included net premiums of a de minimis amount at March 31, 2012, and net premiums of $1 at December 31, 2011. At March 31, 2012, the amortized cost of the Bank's PLRMBS classified as available-for-sale included net premiums of $8 and credit-related OTTI of $1,435 (including interest accretion adjustments of $56). At December 31, 2011, the amortized cost of the Bank's PLRMBS classified as available-for-sale included net premiums of $7 and credit-related OTTI of $1,419 (including interest accretion adjustments of $50).

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at March 31, 2012, and December 31, 2011, are shown in the following table:

	March 31, 2012	December 31, 2011
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$1,332	$1,924
Subtotal	1,332	1,924
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,344	4,542
Adjustable rate	4,911	4,981
Subtotal	9,255	9,523
Total	$10,587	$11,447

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2012	December 31, 2011
Collateralized mortgage obligations:
Converts in 1 year or less	$921	$920
Converts after 1 year through 5 years	768	748
Converts after 5 years through 10 years	52	175
Total	$1,741	$1,843

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$2,555	$—	$2,555	$—	$—	$2,555
Commercial paper	1,009	—	1,009	—	—	1,009
Housing finance agency bonds	609	—	609	—	(127)	482
Subtotal	4,173	—	4,173	—	(127)	4,046
MBS:
Other U.S. obligations – Ginnie Mae	206	—	206	9	—	215
GSEs:
Freddie Mac	3,961	—	3,961	134	—	4,095
Fannie Mae	8,261	—	8,261	301	(10)	8,552
Subtotal GSEs	12,222	—	12,222	435	(10)	12,647
PLRMBS:
Prime	2,083		2,083	1	(177)	1,907
Alt-A, option ARM	45	—	45	—	(14)	31
Alt-A, other	1,412	(41)	1,371	17	(173)	1,215
Subtotal PLRMBS	3,540	(41)	3,499	18	(364)	3,153
Total MBS	15,968	(41)	15,927	462	(374)	16,015
Total	$20,141	$(41)	$20,100	$462	$(501)	$20,061

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$3,539	$—	$3,539	$—	$—	$3,539
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	646	—	646	—	(136)	510
Subtotal	5,985	—	5,985	—	(136)	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	—	217	9	—	226
GSEs:
Freddie Mac	3,374	—	3,374	133	—	3,507
Fannie Mae	8,314	—	8,314	316	(12)	8,618
Subtotal GSEs	11,688	—	11,688	449	(12)	12,125
PLRMBS:
Prime	2,201	—	2,201	1	(249)	1,953
Alt-A, option ARM	46	—	46	—	(17)	29
Alt-A, other	1,489	(45)	1,444	14	(226)	1,232
Subtotal PLRMBS	3,736	(45)	3,691	15	(492)	3,214
Total MBS	15,641	(45)	15,596	473	(504)	15,565
Total	$21,626	$(45)	$21,581	$473	$(640)	$21,414

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Securities Transferred. Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity portfolio to its available-for-sale portfolio at their fair values. These transfers allow the Bank the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging its intent to hold these securities for an indefinite period of time. For additional information on the transferred securities, see Note 4 – Available-for-Sale Securities and Note 6 – Other-Than-Temporary Impairment Analysis.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$2,055	$—	$—	$—	$2,055	$—
Commercial paper	500	—	—	—	500	—
Housing finance agency bonds	—	—	482	127	482	127
Subtotal	2,555	—	482	127	3,037	127
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	22	—	23	—
Fannie Mae	303	3	194	7	497	10
Subtotal GSEs	304	3	216	7	520	10
PLRMBS:
Prime	109	1	1,736	176	1,845	177
Alt-A, option ARM	—	—	30	14	30	14
Alt-A, other	—	—	1,192	214	1,192	214
Subtotal PLRMBS	109	1	2,958	404	3,067	405
Total MBS	413	4	3,178	411	3,591	415
Total	$2,968	$4	$3,660	$538	$6,628	$542

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,539	$—	$—	$—	$3,539	$—
Commercial paper	300	—	—	—	300	—
Housing finance agency bonds	—	—	510	136	510	136
Subtotal	3,839	—	510	136	4,349	136
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	24	—	25	—
Fannie Mae	223	3	201	9	424	12
Subtotal GSEs	224	3	225	9	449	12
PLRMBS:
Prime	180	5	1,676	244	1,856	249
Alt-A, option ARM	—	—	29	17	29	17
Alt-A, other	—	—	1,206	271	1,206	271
Subtotal PLRMBS	180	5	2,911	532	3,091	537
Total MBS	404	8	3,140	541	3,544	549
Total	$4,243	$8	$3,650	$677	$7,893	$685

As indicated in the tables above, as of March 31, 2012, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $542, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of March 31, 2012, and December 31, 2011, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$3,564	$3,564	$3,564
Due after 1 year through 5 years	21	21	19
Due after 5 years through 10 years	—	—	—
Due after 10 years	588	588	463
Subtotal	4,173	4,173	4,046
MBS:
Other U.S. obligations – Ginnie Mae	206	206	215
GSEs:
Freddie Mac	3,961	3,961	4,095
Fannie Mae	8,261	8,261	8,552
Subtotal GSEs	12,222	12,222	12,647
PLRMBS:
Prime	2,083	2,083	1,907
Alt-A, option ARM	45	45	31
Alt-A, other	1,412	1,371	1,215
Subtotal PLRMBS	3,540	3,499	3,153
Total MBS	15,968	15,927	16,015
Total	$20,141	$20,100	$20,061

December 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$5,342	$5,342	$5,342
Due after 1 year through 5 years	—	—	—
Due after 5 years through 10 years	23	23	21
Due after 10 years	620	620	486
Subtotal	5,985	5,985	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	217	226
GSEs:
Freddie Mac	3,374	3,374	3,507
Fannie Mae	8,314	8,314	8,618
Subtotal GSEs	11,688	11,688	12,125
PLRMBS:
Prime	2,201	2,201	1,953
Alt-A, option ARM	46	46	29
Alt-A, other	1,489	1,444	1,232
Subtotal PLRMBS	3,736	3,691	3,214
Total MBS	15,641	15,596	15,565
Total	$21,626	$21,581	$21,414

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At March 31, 2012, the amortized cost of the Bank's MBS classified as held-to-maturity included net premiums of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$44 and credit-related OTTI of $5 (including interest accretion adjustments of $4). At December 31, 2011, the amortized cost of the Bank's MBS classified as held-to-maturity included net premiums of $41 and credit-related OTTI of $5 (including interest accretion adjustments of $4).

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at March 31, 2012, and December 31, 2011, are detailed in the following table:

	March 31, 2012	December 31, 2011
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$3,564	$5,339
Adjustable rate	609	646
Subtotal	4,173	5,985
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,643	1,778
Adjustable rate	161	158
Collateralized mortgage obligations:
Fixed rate	9,626	8,955
Adjustable rate	4,538	4,750
Subtotal	15,968	15,641
Total	$20,141	$21,626

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	March 31, 2012	December 31, 2011
Passthrough securities:
Converts in 1 year or less	$516	$504
Converts after 1 year through 5 years	623	712
Converts after 5 years through 10 years	486	543
Total	$1,625	$1,759
Collateralized mortgage obligations:
Converts in 1 year or less	$479	$519
Converts after 1 year through 5 years	729	804
Converts after 5 years through 10 years	30	30
Total	$1,238	$1,353

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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Certain assumptions in the first model were updated in 2011 and the first quarter of 2012, resulting in a change in the timing of projected borrower defaults, including the impact of longer foreclosure and property liquidation timelines. As a result, borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit-related charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of March 31, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning January 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The housing price forecast in the first quarter included an acceleration of recovery timelines compared to the fourth quarter, such that the average level of projected housing prices was approximately 7.3% higher by the end of the 30-year forecast horizon. The table below presents the ranges of projected home price recovery by month at March 31, 2012.

Months	March 31, 2012
1 - 6	0.0% - 2.8%
7 - 18	0.0% - 3.0%
19 - 24	1.0% - 4.0%
25 - 30	2.0% - 4.0%
31 - 42	2.0% - 5.0%
43 - 66	2.0% - 6.0%
Thereafter	2.3% - 5.6%

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists. For the Bank's variable rate and hybrid PLRMBS, the Bank uses the effective interest rate derived from a variable rate index (for example, one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time. The Bank then uses the effective interest

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

rate for the security prior to impairment for determining the present value of the future estimated cash flows. For all securities, including securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

For all the PLRMBS in its available-for-sale and held-to-maturity portfolios, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

For securities determined to be other-than-temporarily impaired as of March 31, 2012 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the first quarter of 2012.

March 31, 2012
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2006	7.6	7.4-12.0	32.0	23.2-33.0	47.1	47.0-51.0	19.4	2.6-20.1
Total Prime	7.6	7.4-12.0	32.0	23.2-33.0	47.1	47.0-51.0	19.4	2.6-20.1
Alt-A, option ARM
2005	3.5	3.5	63.1	63.1	40.2	40.2	16.9	16.9
Total Alt-A, option ARM	3.5	3.5	63.1	63.1	40.2	40.2	16.9	16.9
Alt-A, other
2007	7.3	5.1-8.4	48.2	36.9-71.6	48.1	46.5-51.2	15.8	2.6-43.1
2006	6.9	2.9-7.7	47.0	40.9-71.5	51.0	47.8-55.2	24.4	0.0-34.4
2005	7.8	6.0-10.4	32.2	17.9-47.9	48.3	37.8-56.7	12.4	3.0-18.5
2004 and earlier	9.4	6.4-10.9	24.2	10.4-43.4	35.1	20.1-46.9	14.0	9.7-21.5
Total Alt-A, other	7.5	2.9-10.9	40.2	10.4-71.6	48.6	20.1-56.7	18.1	0.0-43.1
Total	7.4	2.9-12.0	40.1	10.4-71.6	48.5	20.1-56.7	18.1	0.0-43.1

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

The following tables present the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three months ended March 31, 2012 and 2011:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2012			March 31, 2011
	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$11	$(2)	$9
Alt-A, option ARM	—	—	—	24	(18)	6
Alt-A, other	9	2	11	74	(1)	73
Total	$9	$2	$11	$109	$(21)	$88
For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $2 and $193 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the three months ended March 31, 2012 and 2011, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance, beginning of the period	$1,362	$952
Additional charges on securities for which OTTI was previously recognized(1)	9	109
Balance, end of the period	$1,371	$1,061

(1)
For the three months ended March 31, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the three months ended March 31, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2011.

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

Beginning in the first quarter of 2011, the Bank elected to transfer any PLRMBS that incurred a credit-related OTTI charge during the applicable period from the Bank's held-to-maturity portfolio to its available-for-sale portfolio at their fair values. The Bank recognized an OTTI credit loss on these held-to-maturity PLRMBS, which the Bank believes is evidence of a significant decline in the issuers' creditworthiness. The decline in the issuers' creditworthiness is the basis for the transfers to its available-for-sale portfolio. These transfers allow the Bank the option to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the three months ended March 31, 2012 and 2011. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended March 31, 2012
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$3	$—	$—	$3
Alt-A, other	39	(6)	—	33
Total	$42	$(6)	$—	$36

	Three Months Ended March 31, 2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$668	$(192)	$99	$575
Alt-A, option ARM	352	(105)	16	263
Alt-A, other	6,070	(1,471)	574	5,173
Total	$7,090	$(1,768)	$689	$6,011

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges during the three months ended March 31, 2012 and 2011, by loan collateral type:

March 31, 2012
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$3	$3	$3
Alt-A, option ARM	18	8	6
Alt-A, other	2,093	1,935	1,639
Total	$2,114	$1,946	$1,648

March 31, 2011
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$740	$668	$575
Alt-A, option ARM	533	352	263
Alt-A, other	6,633	6,070	5,173
Total	$7,906	$7,090	$6,011

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at March 31, 2012, and December 31, 2011, by loan collateral type:

March 31, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,093	$945	$818	$15	$14	$14	$15
Alt-A, option ARM	1,786	1,367	973	—	—	—	—
Alt-A, other	7,803	6,943	5,891	187	186	145	158
Total	$10,682	$9,255	$7,682	$202	$200	$159	$173

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$27	$27	$26	$27
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	209	207	162	165
Total	$10,936	$9,524	$7,687	$236	$234	$188	$192

For the Bank's PLRMBS that were not other-than-temporarily impaired as of March 31, 2012, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2012, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired. .

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of March 31, 2012, the de minimis gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at March 31, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of March 31, 2012, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $127. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2012, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2012, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.09% to 8.57% at March 31, 2012, and 0.05% to 8.57% at December 31, 2011, as summarized below.

	March 31, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$23,358	0.71%	$26,432	0.88%
After 1 year through 2 years	17,080	1.06	20,608	1.03
After 2 years through 3 years	6,411	1.73	5,840	1.73
After 3 years through 4 years	5,331	1.99	5,686	2.02
After 4 years through 5 years	5,407	1.28	5,634	1.46
After 5 years	3,854	2.24	3,236	2.78
Total par amount	61,441	1.17%	67,436	1.24%
Valuation adjustments for hedging activities	271		302
Valuation adjustments under fair value option	328		426
Total	$62,040		$68,164

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,662 at March 31, 2012, and $6,875 at December 31, 2011. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $215 at March 31, 2012, and $328 at December 31, 2011.

The Bank's advances at March 31, 2012, and December 31, 2011, included $740 and $1,461, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. The Bank would typically exercise such termination rights when interest rates increase.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The following table summarizes advances at March 31, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Within 1 year	$23,573	$26,755	$23,943	$27,566
After 1 year through 2 years	17,080	20,602	17,065	20,513
After 2 years through 3 years	6,395	5,805	6,269	5,748
After 3 years through 4 years	5,318	5,665	5,181	5,416
After 4 years through 5 years	5,373	5,583	5,302	5,559
After 5 years	3,702	3,026	3,681	2,634
Total par amount	$61,441	$67,436	$61,441	$67,436

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at March 31, 2012, and March 31, 2011. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three months ended March 31, 2012 and 2011.

	March 31, 2012		Three Months Ended March 31, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
Citibank, N.A.(3)	$15,808	26%	$15	7%
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	11,600	19	27	14
JPMorgan Chase Bank, National Association(3)	1,554	3	4	2
Subtotal JPMorgan Chase & Co.	13,154	22	31	16
Union Bank, N.A.	5,500	9	14	7
Bank of the West	4,610	8	27	14
Bank of America California, N.A.	3,700	6	7	3
Subtotal	42,772	71	94	47
Others	18,669	29	104	53
Total	$61,441	100%	$198	100%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2011		Three Months Ended March 31, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(4)	Percentage of Total Interest Income from Advances
Citibank, N.A.	$26,692	29%	$18	6%
Bank of America California, N.A.	8,850	10	25	9
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	24,200	26	31	11
JPMorgan Chase Bank, National Association(3)	1,571	2	9	3
Subtotal JPMorgan Chase & Co.	25,771	28	40	14
OneWest Bank, FSB	5,499	6	36	13
Union Bank, N.A.	4,750	5	15	6
Subtotal	71,562	78	134	48
Others	19,928	22	145	52
Total	$91,490	100%	$279	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of March 31, 2012, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Interest Rate Payment Terms. Interest rate payment terms for advances at March 31, 2012, and December 31, 2011, are detailed below:

	March 31, 2012	December 31, 2011
Par amount of advances:
Fixed rate:
Due within 1 year	$9,516	$11,606
Due after 1 year	20,671	20,577
Total fixed rate	30,187	32,183
Adjustable rate
Due within 1 year	13,842	14,826
Due after 1 year	17,412	20,427
Total adjustable rate	31,254	35,253
Total par amount	$61,441	$67,436

The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. This type of hedge is treated as a fair value hedge. In addition, for certain advances for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the advance. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

At March 31, 2012, and December 31, 2011, the Bank used derivatives to effectively convert 67% and 75% of the fixed rate advances to an adjustable rate, such as LIBOR, and 1% and 0% of the adjustable rate advances to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2012, and December 31, 2011.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Prepayment fees received	$95	$33
Fair value adjustments	(73)	(27)
Net	$22	$6
Advance principal prepaid	$1,353	$675

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

The following table presents information as of March 31, 2012, and December 31, 2011, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	March 31, 2012	December 31, 2011
Fixed rate medium-term mortgage loans	$475	$519
Fixed rate long-term mortgage loans	1,224	1,322
Subtotal	1,699	1,841
Unamortized premiums	15	15
Unamortized discounts	(22)	(21)
Mortgage loans held for portfolio	1,692	1,835
Less: Allowance for credit losses	(6)	(6)
Total mortgage loans held for portfolio, net	$1,686	$1,829

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at March 31, 2012, and December 31, 2011.

March 31, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,339	79%	11,939	71%
OneWest Bank, FSB	221	13	3,482	21
Subtotal	1,560	92	15,421	92
Others	139	8	1,363	8
Total	$1,699	100%	16,784	100%

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

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

Credit Products. Under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), the Bank is required to obtain sufficient collateral for credit products to protect the Bank from credit losses. Collateral eligible to secure credit products includes certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. The Bank may also accept secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans, as collateral from members that are community financial institutions. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis. For more information on security terms, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Allowance for Credit Losses” in the Bank's 2011 Form 10-K.

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

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers' needs for a reliable funding source. At March 31, 2012, and December 31, 2011, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the three months ended March 31, 2012, or during 2011.

Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of March 31, 2012, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During the first three months of 2012, no member institutions were placed into receivership or liquidation.

From April 1, 2012, to April 30, 2012, one member institution was placed into receivership. There were no advances outstanding at the time the member was placed into receivership. The capital stock held by the member institution was transferred to another member.

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
The following table presents information on delinquent mortgage loans as of March 31, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012	December 31, 2011
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$22	$24
60 – 89 days delinquent	9	9
90 days or more delinquent	36	34
Total past due	67	67
Total current loans	1,633	1,777
Total mortgage loans	$1,700	$1,844
In process of foreclosure, included above(2)	$23	$21
Nonaccrual loans	$36	$34
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	2.10%	1.83%

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

The Bank's average recorded investment in impaired loans totaled $38 and $36 for the first quarter of 2012 and 2011, respectively. The Bank's unpaid principal balance in impaired loans totaled $35 at March 31, 2012, and $40 at December 31, 2011.

Mortgage Loans Evaluated at the Individual Master Commitment Level. The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on MPF loans under each individual master commitment.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is expected to be provided only by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on those loans on an individual loan basis. The Bank estimates the fair value of collateral using real estate broker price opinions based on recent market sales and current listings. The resulting incurred loss, if any, is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

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

The allowance for credit losses on the mortgage loan portfolio was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance, beginning of the period	$6	$3
Charge-offs – transferred to real estate owned (REO)	(1)	—
Provision for credit losses	1	—
Balance, end of the period	$6	$3
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.02)%
Ending balance, individually evaluated for impairment	$5	$3
Ending balance, collectively evaluated for impairment	$1	$—
Recorded investment, end of the period	$1,700	$2,218
Individually evaluated for impairment(1)	$35	$38
Collectively evaluated for impairment	$1,665	$2,180

(1)
The recorded investment on loans individually evaluated for impairment with no related allowance totaled $16 and $26 for the three months ended March 31, 2012 and 2011, respectively. The recorded investment on loans individually evaluated for impairment with a related allowance totaled $19 and $12 for the three months ended March 31, 2012 and 2011, respectively.

The Bank and any participating institution share in the credit risk of the loans sold by that institution as specified in a master agreement. Loans purchased under the MPF Program generally had a credit risk exposure at the time of purchase equivalent to AA-rated assets taking into consideration the credit risk sharing structure mandated by the Finance Agency's acquired member assets (AMA) regulation. The Bank holds additional risk-based capital when it determines that purchased loans do not have a credit risk exposure equivalent to AA-rated assets. The MPF Program structures potential credit losses on conventional MPF loans into layers with respect to each pool of loans purchased by the Bank under a single Master Commitment for the member selling the loans:

1.	The first layer of protection against loss is the liquidation value of the real property securing the loan.

2.	The next layer of protection comes from the primary mortgage insurance that is required for loans with a loan-to-value ratio greater than 80%, if still in place.

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

Allowance for Credit Losses on MPF Loans - The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2012, and December 31, 2011, and for MPF Plus loans totaling $5 as of March 31, 2012, and $4 as of December 31, 2011.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

economic conditions. The availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment are also considered. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of March 31, 2012, and as of December 31, 2011, and for MPF Plus loans totaling $1 as of March 31, 2012, and $2 as of December 31, 2011.

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

During the three months ended March 31, 2012, and the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans were classified as troubled debt restructurings.

Term Securities Purchased Under Agreements to Resell. The Bank did not have any term securities purchased under agreements to resell at March 31, 2012, and December 31, 2011.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of March 31, 2012, and December 31, 2011, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
Interest-bearing deposits:
Demand and overnight	$161	$151
Term	2	1
Other	1	3
Total interest-bearing deposits	164	155
Non-interest-bearing deposits	2	1
Total	$166	$156

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at March 31, 2012, and December 31, 2011, are detailed in the following table:

	March 31, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$2	0.03%	$1	0.01%
Adjustable rate	162	0.01	154	0.01
Total interest-bearing deposits	164	0.01	155	0.01
Non-interest-bearing deposits	2	—	1	—
Total	$166	0.01%	$156	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $2 at March 31, 2012, and $1 at December 31, 2011. These time deposits were scheduled to mature within six months.

Note 11 — Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks' agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. For a discussion of the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10-K. In connection with each debt issuance, each FHLBank specifies the type, term, and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at March 31, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$32,864	0.75%	$40,924	0.54%
After 1 year through 2 years	16,662	2.44	19,124	2.38
After 2 years through 3 years	6,151	1.45	3,731	1.92
After 3 years through 4 years	3,224	2.19	2,955	1.96
After 4 years through 5 years	7,726	2.95	8,006	3.15
After 5 years	6,739	2.98	7,301	3.37
Index amortizing notes	4	4.61	4	4.61
Total par amount	73,370	1.69%	82,045	1.59%
Unamortized premiums	85		89
Unamortized discounts	(33)		(35)
Valuation adjustments for hedging activities	1,133		1,208
Fair value option valuation adjustments	24		43
Total	$74,579		$83,350

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $18,383 at March 31, 2012, and $17,091 at December 31, 2011. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $14,508 at March 31, 2012, and $11,541 at December 31, 2011. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	March 31, 2012	December 31, 2011
Par amount of consolidated obligation bonds:
Non-callable	$54,987	$64,954
Callable	18,383	17,091
Total par amount	$73,370	$82,045

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at March 31, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Within 1 year	$46,750	$51,735
After 1 year through 2 years	15,104	18,954
After 2 years through 3 years	2,816	2,661
After 3 years through 4 years	2,535	1,985
After 4 years through 5 years	5,158	5,761
After 5 years	1,003	945
Index amortizing notes	4	4
Total par amount	$73,370	$82,045
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

	March 31, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$23,325	0.11%	$19,159	0.11%
Unamortized discounts	(7)		(7)
Total	$23,318		$19,152
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at March 31, 2012, and December 31, 2011, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2011 Form 10-K.

	March 31, 2012	December 31, 2011
Par amount of consolidated obligations:
Bonds:
Fixed rate	$61,552	$59,607
Adjustable rate	9,434	19,688
Step-up	2,195	2,221
Step-down	65	115
Fixed rate that converts to adjustable rate	30	290
Adjustable rate that converts to fixed rate	15	35
Adjustable rate that converts to step-up	75	75
Range bonds	—	10
Index amortizing notes	4	4
Total bonds, par	73,370	82,045
Discount notes, par	23,325	19,159
Total consolidated obligations, par	$96,695	$101,204

In general, when bonds with these structures are issued, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, of the consolidated obligation bond. This combination of the consolidated obligation bond and the interest rate exchange agreement effectively creates an adjustable rate bond. The cost of this funding combination is generally lower than the cost that would be available through the issuance of an adjustable rate bond alone. These transactions generally receive fair value hedge accounting treatment. In addition, for certain consolidated obligation bonds for which the Bank has elected the fair value option, the Bank will simultaneously execute an interest rate exchange agreement with terms that economically offset the terms of the consolidated obligation bond. However, this type of hedge is treated as an economic hedge because these combinations generally do not meet the requirements for fair value hedge accounting treatment. For more information, see Note 15 – Derivatives and Hedging Activities and Note 16 – Fair Value.

At March 31, 2012, and December 31, 2011, the Bank used interest rate exchange agreements to effectively convert 81% and 80% of the fixed rate bonds to an adjustable rate, such as LIBOR, and 100% and 96% of the adjustable rate bonds to a different adjustable rate index, such as 1-month or 3-month LIBOR. At March 31, 2012, and December 31, 2011, the Bank used interest rate exchange agreements to effectively convert 75% and 61% of the fixed rate discount notes to an adjustable rate, such as LIBOR.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at March 31, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011:

	Net unrealized gain/(loss) on available-for-sale securities	Net non-credit-related OTTI loss on available-for-sale securities	Net non-credit-related OTTI loss on held-to-maturity securities	Pension and postretirement benefits	Total accumulated other comprehensive income/(loss)
Balance, December 31, 2010	$(2)	$—	$(2,934)	$(7)	$(2,943)
Current period other comprehensive income/ (loss)	1	(1,079)	1,982	—	904
Balance, March 31, 2011	$(1)	$(1,079)	$(952)	$(7)	$(2,039)

Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Current period other comprehensive income/ (loss)	—	263	5	—	268
Balance, March 31, 2012	$1	$(1,573)	$(41)	$(12)	$(1,625)

Note 13 — Capital

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

As of March 31, 2012, and December 31, 2011, the Bank was in compliance with these capital rules and requirements, as shown in the following table.

	March 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Risk-based capital	$4,390	$11,990	$4,915	$12,176
Total regulatory capital	$4,403	$11,990	$4,542	$12,176
Total regulatory capital ratio	4.00%	10.89%	4.00%	10.72%
Leverage capital	$5,504	$17,985	$5,678	$18,264
Leverage ratio	5.00%	16.34%	5.00%	16.08%

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $5,307 outstanding to 53 institutions at March 31, 2012, and $5,578 outstanding to 53 institutions at December 31, 2011. The change in mandatorily redeemable capital stock for the three months ended March 31, 2012 and 2011, was as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at the beginning of the period	$5,578	$3,749
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	1
Termination of membership	—	2
Acquired by/transferred to members(1)	—	(500)
Redemption of mandatorily redeemable capital stock	(5)	(23)
Repurchase of excess mandatorily redeemable capital stock	(266)	(127)
Balance at the end of the period	$5,307	$3,102

(1)
During 2008, JPMorgan Chase Bank, National Association, a nonmember, assumed Washington Mutual Bank's outstanding Bank advances and acquired the associated Bank capital stock. The Bank reclassified the capital stock transferred to JPMorgan Chase Bank, National Association to mandatorily redeemable capital stock (a liability). JPMorgan Bank and Trust Company, National Association, an affiliate of JPMorgan Chase Bank, National Association, became a member of the Bank. During the first quarter of 2011, the Bank allowed the transfer of excess capital stock totaling $500 from JPMorgan Chase Bank, National Association, to JPMorgan Bank and Trust Company, National Association, to enable JPMorgan Bank and Trust Company, National Association, to satisfy its activity-based stock requirement. The capital stock transferred is no longer classified as mandatorily redeemable capital stock (a liability). However, the capital stock remaining with JPMorgan Chase Bank, National Association, remains classified as mandatorily redeemable capital stock (a liability).

Cash dividends on mandatorily redeemable capital stock in the amount of $7 and $3 were recorded as interest expense for the three months ended March 31, 2012 and 2011, respectively.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at March 31, 2012, and December 31, 2011.

Contractual Redemption Period	March 31, 2012	December 31, 2011
Within 1 year	$43	$49
After 1 year through 2 years	1,045	1,086
After 2 years through 3 years	1,228	1,288
After 3 years through 4 years	227	250
After 4 years through 5 years	2,764	2,905
Total	$5,307	$5,578

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

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, and a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of March 31, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account reached the $1.8 billion target.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (Agreement), as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

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

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012
	Restricted Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total
Balance at beginning of the period	$79	$29	$1,695	$1,803
Transfers to/(from) restricted retained earnings	21	34	105	160
Balance at end of the period	$100	$63	$1,800	$1,963

	Three Months Ended
	March 31, 2011
	Restricted Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609
Transfers to/(from) restricted retained earnings	1	—	53	54
Balance at end of the period	$149	$—	$1,514	$1,663

For more information on these three categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $13 at an annualized rate of 0.48% in the first quarter of 2012, and $9 at an annualized rate of 0.29% in the first quarter of 2011.

On April 27, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2012 at an annualized dividend rate of 0.51%. The Bank recorded the dividend on April 27, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13, on or about May 10, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of March 31, 2012, the Bank's excess capital stock totaled $6,153, or 5.59% of total assets.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess capital stock, created primarily by declining advances balances, in 2011 and in the first three months of 2012. The Bank opted to maintain its strong regulatory capital position, while repurchasing $446 in excess capital stock in the first quarter of 2012. The Bank repurchased excess capital stock totaling $445, $471, $460, and $469 in the first, second, third, and fourth quarters of 2011, respectively.

During the first quarter of 2012, the five-year redemption period for $5 million in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On April 27, 2012, the Bank announced that it plans to repurchase up to $500 in excess capital stock on May 15, 2012. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of capital stock repurchases in future quarters.

Excess capital stock totaled $6,153 as of March 31, 2012, and $6,214 as of December 31, 2011.

For more information on excess capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of March 31, 2012, and December 31, 2011.

	March 31, 2012		December 31, 2011
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$2,746	28%	$2,884	28%
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	2,748	28	2,886	28
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,276	13	1,340	13
JPMorgan Chase Bank, National Association(2)	850	8	893	9
Subtotal JPMorgan Chase & Co.	2,126	21	2,233	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,127	11	1,183	11
Wells Fargo Financial National Bank	4	—	4	—
Subtotal Wells Fargo & Company	1,131	11	1,187	11
Total capital stock ownership over 10%	6,005	60	6,306	61
Others	4,019	40	4,067	39
Total	$10,024	100%	$10,373	100%

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

Note 14 — Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/loss on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any credit-related OTTI charges on the Bank's PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance.

For more information on these operating segments, see “Item 8. Financial Statements and Supplementary Data – Note 17 – Segment Information” in the Bank's 2011 Form 10-K.
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

adjusted net interest income to income before assessments for the three months ended March 31, 2012 and 2011.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
March 31, 2012	$73	$127	$200	$(37)	$(11)	$7	$241	$(20)	$32	$189
March 31, 2011	93	133	226	(23)	(10)	3	256	(142)	32	82

(1)	Does not include credit-related OTTI charges of $9 and $109 for the three months ended March 31, 2012 and 2011, respectively.

(2)	Represents amortization of amounts deferred for adjusted net interest income purposes only in accordance with the Bank's Retained Earnings and Dividend Policy.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at March 31, 2012, and December 31, 2011.

	Advances- Related Business	Mortgage- Related Business	Total Assets
March 31, 2012	$84,659	$25,428	$110,087
December 31, 2011	88,302	25,250	113,552

Note 15 — Derivatives and Hedging Activities

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

Additional active uses of interest rate exchange agreements include: (i) offsetting embedded options in assets and liabilities, (ii) hedging the anticipated issuance of debt, (iii) matching against consolidated obligation discount notes or bonds to create the equivalent of callable or non-callable fixed rate debt, (iv) modifying the repricing frequency of assets and liabilities, (v) matching against certain advances and consolidated obligations for which the Bank elected the fair value option, and (vi) exactly offsetting other derivatives executed with members (with the Bank serving as an intermediary). The Bank's use of interest rate exchange agreements results in one of the following classifications: (i) a fair value hedge of an underlying financial instrument, (ii) a cash flow hedge of an underlying financial instrument, (iii) an economic hedge of a specific asset or liability, or (iv) an intermediary transaction for members.

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $810 at March 31, 2012, and December 31, 2011. The Bank did not have any interest rate exchange agreements outstanding at March 31, 2012, and December 31, 2011, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the three months ended March 31, 2012, or the twelve months ended December 31, 2011.

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

Credit Risk – The Bank is subject to credit risk as a result of the risk of nonperformance by counterparties to the derivatives agreements. All of the Bank's derivatives agreements contain master netting provisions to help mitigate the credit risk exposure to each counterparty. The Bank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements of the Bank's risk management policies and credit guidelines. Based on the master netting provisions in each agreement, credit analyses, and the collateral requirements in place with each counterparty, the Bank does not expect to incur any credit losses on derivatives agreements.

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $118,647 and $129,576 at March 31, 2012, and December 31, 2011, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments, excluding a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	March 31, 2012	December 31, 2011
Total net exposure at fair value(1)	$984	$914
Cash collateral held	551	514
Net exposure after cash collateral	433	400
Securities collateral held	394	381
Net exposure after collateral	$39	$19

(1)	Includes net accrued interest receivable of $169 and $86 as of March 31, 2012, and December 31, 2011, respectively.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. Certain of these derivatives agreements provide that, if the Bank's debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at March 31, 2012, was $56, for which the Bank had posted collateral with a fair value of $33 in the normal course of business. If the Bank's credit rating at March 31, 2012, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $19 of collateral (at fair value) to its derivatives counterparties at March 31, 2012.

In the application of Standard & Poor's government-related entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign credit rating of the United States. On August 5, 2011, Standard & Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, Standard & Poor's lowered the long-term issuer credit ratings and related issuer ratings on select government-related entities. Specifically, Standard & Poor's lowered its long-term issuer credit ratings and related issuer ratings on 10 of the 12 FHLBanks and on the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook (the FHLBank of Chicago and the FHLBank of Seattle were already rated AA+) and removed the FHLBanks and relevant debt issues from CreditWatch.

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

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2012, and December 31, 2011. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012			December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$55,060	$1,228	$277	$56,355	$1,241	$309
Total	55,060	1,228	277	56,355	1,241	309
Derivatives not designated as hedging instruments:
Interest rate swaps	62,611	353	374	72,245	366	492
Interest rate caps, floors, corridors, and/or collars	976	4	10	976	4	11
Total	63,587	357	384	73,221	370	503
Total derivatives before netting and collateral adjustments	$118,647	1,585	661	$129,576	1,611	812
Netting adjustments by counterparty		(601)	(601)		(697)	(697)
Cash collateral and related accrued interest		(551)	1		(514)	(42)
Total collateral and netting adjustments(1)		(1,152)	(600)		(1,211)	(739)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$433	$61		$400	$73

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(2)	$1
Total net gain/(loss) related to fair value hedge ineffectiveness	(2)	1
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	16	28
Interest rate caps, floors, corridors, and/or collars	—	1
Net interest settlements	(11)	(10)
Total net gain/(loss) related to derivatives not designated as hedging instruments	5	19
Net gain/(loss) on derivatives and hedging activities	$3	$20

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three months ended March 31, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	March 31, 2012				March 31, 2011
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$24	$(23)	$1	$(39)	$82	$(81)	$1	$(84)
Consolidated obligation bonds	(64)	61	(3)	134	(314)	314	—	330
Total	$(40)	$38	$(2)	$95	$(232)	$233	$1	$246

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three months ended March 31, 2012 and 2011, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of March 31, 2012, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2012, and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank's financial instruments at March 31, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$3,486	$3,486	$3,486	$—	$—	$—
Securities purchased under agreements to resell	1,100	1,100	—	1,100	—	—
Federal funds sold	8,641	8,641	—	8,641	—	—
Trading securities	3,321	3,321	—	3,321	—	—
Available-for-sale securities	9,015	9,015	—	1,333	7,682	—
Held-to-maturity securities	20,100	20,061	—	16,427	3,634	—
Advances	62,040	62,323	—	62,323	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,686	1,831	—	1,831	—	—
Accrued interest receivable	152	152	—	152	—	—
Derivative assets, net(1)	433	433	—	1,585	—	(1,152)
Liabilities
Deposits	166	166	—	166	—	—
Consolidated obligations:
Bonds	74,579	74,900	—	74,900	—	—
Discount notes	23,318	23,318	—	23,318	—	—
Total consolidated obligations	97,897	98,218	—	98,218	—	—
Mandatorily redeemable capital stock	5,307	5,307	5,307	—	—	—
Accrued interest payable	293	293	—	293	—	—
Derivative liabilities, net(1)	61	61	—	661	—	(600)
Other
Standby letters of credit	7	7	—	7	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,494	$3,494
Securities purchased under agreements to resell	—	—
Federal funds sold	5,366	5,366
Trading securities	2,808	2,808
Available-for-sale securities	9,613	9,613
Held-to-maturity securities	21,581	21,414
Advances	68,164	68,584
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,829	1,976
Accrued interest receivable	180	180
Derivative assets, net(1)	400	400
Liabilities
Deposits	156	156
Consolidated obligations:
Bonds	83,350	83,878
Discount notes	19,152	19,155
Total consolidated obligations	102,502	103,033
Mandatorily redeemable capital stock	5,578	5,578
Accrued interest payable	241	241
Derivative liabilities, net(1)	73	73
Other
Standby letters of credit	6	6

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to the valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all financial assets and liabilities measured on a recurring or non-recurring basis.

The application of the fair value hierarchy to the Bank's financial assets and financial liabilities that are carried at fair value either on a recurring or non-recurring basis is as follows:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

•
Level 2 – Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs for the asset or liability.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of March 31, 2012:

•	Trading securities

•	Available-for-sale securities

•	Certain advances

•	Derivative assets and liabilities

•	Certain consolidated obligation bonds

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in or out as of the beginning of the quarter in which the changes occur. For the periods presented, the Bank did not have any reclassifications for transfers in or out of the fair value hierarchy levels.

Summary of Valuation Methodologies and Primary Inputs. The valuation methodologies and primary inputs used in estimating the fair values of the Bank's financial instruments are discussed below.

Cash and Due from Banks – The estimated fair value approximates the carrying value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell – The estimated fair value of overnight Federal funds sold and securities purchased under agreements to resell approximates the carrying value. The estimated fair value of term Federal funds sold and securities purchased under agreements to resell has been determined by calculating the present value of expected cash flows for the instruments, excluding accrued interest. The discount rates used in these calculations are the replacement rates for comparable instruments with similar terms.

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

Investment Securities – MBS – To value its MBS, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of price discrepancies identified by the Bank.

Recently, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors' pricing processes, methodologies, and control procedures.

The Bank's valuation technique for estimating the fair values of its MBS first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

subject to additional validation. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of March 31, 2012, for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared the implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2012, four vendor prices were received for most of the Bank's MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy.

Investment Securities – FFCB bonds, TLGP securities, and Housing Finance Agency Bonds – The Bank estimates the fair values of these securities using the same methodology as described above for MBS.

Advances – Because quoted prices are not available for advances, the fair values are measured using model-based valuation techniques (such as the present value of future cash flows excluding the amount of the accrued interest receivable).

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

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency commitment rates adjusted for differences in coupon, average loan rate,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

seasoning, and cash flow remittance between the Bank's mortgage loans and the referenced mortgage loans. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Loans to Other FHLBanks – Because these are overnight transactions, the estimated fair value approximates the recorded carrying value.

Accrued Interest Receivable and Payable – The estimated fair value approximates the carrying value of accrued interest receivable and accrued interest payable.

Derivative Assets and Liabilities – In general, derivative instruments held by the Bank for risk management activities are traded in over-the-counter markets where quoted market prices are not readily available. These derivatives are interest rate-related. For these derivatives, the Bank measures fair value using internally developed discounted cash flow models that use market-observable inputs, such as the LIBOR swap yield curve, option volatilities adjusted for counterparty credit risk, as necessary, and prepayment assumptions.

The Bank is subject to credit risk in derivatives transactions because of potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank only executes transactions with highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank's net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. All credit exposure from derivatives transactions entered into by the Bank with member counterparties that are not derivatives dealers must be fully secured by eligible collateral. The Bank evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and determined that no adjustments to the overall fair value measurements were required.

The fair values of the derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values because of their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each master netting agreement. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

Deposits and Other Borrowings – The fair value of deposits is generally equal to the carrying value of the deposits because the deposits are primarily overnight deposits or due on demand. The Bank determines the fair values of term deposits and other borrowings by calculating the present value of expected future cash flows from the deposits, excluding accrued interest. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs a market-observable curve, referred to as the CO Curve, using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, and market activity for similar liabilities such as recent GSE trades, or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was de minimis at March 31, 2012, and December 31, 2011. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

Subjectivity of Estimates Related to Fair Values of Financial Instruments. Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates.

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at March 31, 2012, and December 31, 2011, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

March 31, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$2,384	$—	$—	$2,384
TLGP securities	—	920	—	—	920
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	—	—		—
Total trading securities	—	3,321	—	—	3,321
Available-for-sale securities:
TLGP securities	—	1,333	—	—	1,333
PLRMBS	—	—	7,682	—	7,682
Total available-for-sale securities	—	1,333	7,682	—	9,015
Advances(2)	—	7,950	—	—	7,950
Derivative assets, net: interest rate-related	—	1,585	—	(1,152)	433
Total recurring fair value measurements – Assets	$—	$14,189	$7,682	$(1,152)	$20,719
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$11,823	$—	$—	$11,823
Derivative liabilities, net: interest rate-related	—	661	—	(600)	61
Total recurring fair value measurements – Liabilities	$—	$12,484	$—	$(600)	$11,884
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,867	$—	$—	$1,867
TLGP securities	—	923	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	1	—		1
Total trading securities	—	2,808	—	—	2,808
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,687	—	7,687
Total available-for-sale securities	—	1,926	7,687	—	9,613
Advances(2)	—	8,728	—	—	8,728
Derivative assets, net: interest rate-related	—	1,611	—	(1,211)	400
Total recurring fair value measurements – Assets	$—	$15,073	$7,687	$(1,211)	$21,549
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$15,712	$—	$—	$15,712
Derivative liabilities, net: interest rate-related	—	812	—	(739)	73
Total recurring fair value measurements – Liabilities	$—	$16,524	$—	$(739)	$15,785
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $7,911 and $8,684 of advances recorded under the fair value option at March 31, 2012, and December 31, 2011, respectively, and $39 and $44 of advances recorded at fair value at March 31, 2012, and December 31, 2011, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $11,823 and $15,712 of consolidated obligation bonds recorded under the fair value option at March 31, 2012, and December 31, 2011, respectively. There were no consolidated obligation bonds recorded at fair value at March 31, 2012, and December 31, 2011, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance, beginning of period	$7,687	$—
Total gain/(loss) realized and unrealized:
Net OTTI loss, credit portion	(15)	—
Included in net change in fair value of other-than-temporarily impaired securities included in AOCI	269	689
Settlements	(295)	—
Transfers of held-to-maturity to available-for-sale securities	36	5,322
Balance, end of period	$7,682	$6,011
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(15)	$—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Fair Value Option. The fair value option provides an entity with an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires an entity to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated bonds at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized in non-interest income or non-interest expense. For more information on the Bank's election of the fair value option, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Fair Values” in the Bank's 2011 Form 10-K.

The Bank has elected the fair value option for certain financial instruments to assist in mitigating potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The potential income statement volatility associated with using fair value only for the derivative is the Bank's primary reason for electing the fair value option for financial assets and liabilities that do not qualify for hedge accounting or that have not previously met or may be at risk for not meeting the hedge effectiveness requirements.

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012		March 31, 2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$8,684	$15,712	$10,490	$20,872
New transactions elected for fair value option	226	1,176	516	5,160
Maturities and terminations	(970)	(5,046)	(1,240)	(1,096)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(26)	(13)	(51)	3
Change in accrued interest	(3)	(6)	(7)	4
Balance, end of the period	$7,911	$11,823	$9,708	$24,943

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the estimated impact of changes in credit risk for the three months ended March 31, 2012 and 2011, was de minimis.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at March 31, 2012, and December 31, 2011:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At March 31, 2012			At December 31, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,583	$7,911	$328	$8,258	$8,684	$426
Consolidated obligation bonds	11,799	11,823	24	15,669	15,712	43

(1)	At March 31, 2012, and December 31, 2011, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $658,015 at March 31, 2012, and $691,868 at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $96,695 at March 31, 2012, and $101,204 at December 31, 2011. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10-K.

Off-balance sheet commitments as of March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012			December 31, 2011
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,362	$1,310	$3,672	$4,227	$1,087	$5,314
Commitments to fund additional advances(1)	1	3	4	100	2	102
Unsettled consolidated obligation bonds, par(2)	1,620	—	1,620	200	—	200
Interest rate exchange agreements, traded but not yet settled	1,540	—	1,540	705	—	705

(1)	At March 31, 2012, none of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2011, $100 was hedged with associated interest rate swaps.

(2)
At March 31, 2012, $1,520 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps. At December 31, 2011, $200 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

Standby letters of credit are generally issued for a fee on behalf of members to support their obligations to third parties. If the Bank is required to make payment for a beneficiary's drawing under a letter of credit, the amount is immediately due and payable by the member to the Bank and is charged to the member's demand deposit account with the Bank. The original terms of these standby letters of credit range from 88 days to 10 years, including a final expiration in 2022.

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $7 at March 31, 2012, and $6 at December 31, 2011. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of March 31, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Commitments to fund additional advances totaled $4 and $102 at March 31, 2012, and December 31, 2011. Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of March 31, 2012, and December 31, 2011 The estimated fair value of advance commitments was de minimis to the balance sheet as of March 31, 2012, and December 31, 2011.

Commitments to participate in the issuance of consolidated obligations totaled $1,620 and $200 at March 31, 2012, and December 31, 2011. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of March 31, 2012, and December 31, 2011.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers that have, or are supported by guarantees from related entities that have, long-term unsecured, unsubordinated debt or deposit ratings from Moody's and Standard & Poor's, where the lowest rating is A3/A- or better. The Bank also executes interest rate exchange agreements with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of March 31, 2012, the Bank had pledged total collateral of $33, including securities with a carrying value of $22, all of which could be sold or repledged, and cash of $11 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2011, the Bank had pledged total collateral of $82, including securities with a carrying value of $33, all of which could be sold or repledged, and cash of $49 to counterparties that had market risk exposure to the Bank related to derivatives.

The Bank may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, the Bank does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Note 18 — Transactions with Certain Members, Certain Nonmembers, and Other FHLBanks

Transactions with Certain Members and Certain Nonmembers. The following tables set forth information at the dates and for the periods indicated with respect to transactions with: (i) members and nonmembers holding more than 10% of the outstanding shares of the Bank's capital stock, including mandatorily redeemable capital stock, at each respective period end, (ii) members that had an officer or director serving on the Bank's Board of Directors at any time during the periods indicated, and (iii) affiliates of the foregoing members and nonmembers. All transactions with members, the nonmembers described in the preceding sentence, and their respective affiliates are entered into in the normal course of business. The tables include securities transactions where certain members, nonmembers and their affiliates (as described above) are the issuers or obligors of the securities, but do not include securities purchased, sold or issued through, or otherwise underwritten by, affiliates of certain members and nonmembers. The tables also do not include any AHP awards. Securities purchased, sold or issued through, or otherwise underwritten by, and AHP awards provided to the affiliates of certain members and nonmembers are in the ordinary course of the Bank's business.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$1	$1
Investments(1)	3,980	1,367
Advances	32,936	36,689
Mortgage loans held for portfolio	1,411	1,454
Accrued interest receivable	26	33
Derivative assets, net	525	522
Total	$38,879	$40,066
Liabilities:
Deposits	$538	$527
Mandatorily redeemable capital stock	4,723	4,960
Derivative liabilities, net	3	3
Total	$5,264	$5,490
Notional amount of derivatives	$26,167	$31,033
Standby letters of credit	745	2,736

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended
	March 31, 2012	March 31, 2011
Interest Income:
Investments(1)	$10	$16
Advances(2)	49	49
Mortgage loans held for portfolio	18	22
Total	$77	$87
Interest Expense:
Mandatorily redeemable capital stock	$6	$3
Consolidated obligations(2)	(57)	(124)
Total	$(51)	$(121)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(24)	$(101)
Other income	1	1
Total	$(23)	$(100)

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

(2)	Reflects the effect of associated derivatives with the members or nonmembers described in this section or their affiliates.

Transactions with Other FHLBanks. Transactions with other FHLBanks are identified on the face of the Bank's financial statements.

Note 19 — Subsequent Events

The Bank evaluated events subsequent to March 31, 2012, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

•
political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as the impact of any government-sponsored enterprises (GSE) legislative reforms, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in regulations applicable to the FHLBanks;

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

•	designation of the Bank as a “nonbank financial company” by the Financial Stability Oversight Council;

•	technological changes and enhancements, and the Bank's ability to develop and support technology and information systems sufficient to manage the risks of the Bank's business effectively; and

•	changes in the FHLBanks' long-term credit ratings.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under “Item 1A. Risk Factors” in the

Bank's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank's interim financial statements and notes and the Bank's 2011 Form 10-K.

Quarterly Overview

Nationwide, economic growth continued to expand modestly during the first quarter of 2012. Employment growth accelerated moderately, and the unemployment rate fell slightly. Despite continued low interest rates, housing market activity remained subdued, and home prices were still depressed by a high level of discounted distressed property sales. Home foreclosures began to increase in the quarter, although the inventory of troubled mortgage loans remains very large. Recent rapid deposit growth at the members of the Federal Home Loan Bank of San Francisco (Bank) appeared to slow, with some institutions reporting increases in demand for business and commercial real estate loans. In general, liquidity remained high for many Bank members and demand for Bank advances remained low.

Net income for the first quarter of 2012 was $169 million, compared to net income of $60 million for the first quarter of 2011. The increase in net income primarily reflected the impact of a lower credit-related other-than-temporary impairment (OTTI) charge on private-label residential mortgage-backed securities (PLRMBS) and lower net losses associated with derivatives, hedged items, and financial instruments carried at fair value, partially offset by a $14 million decline in net interest income.

Net interest income for the first quarter of 2012 was $242 million, down from $256 million for the first quarter of 2011. The decrease in net interest income was due, in part, to lower balances of advances, MBS, and mortgage loans and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment, partially offset by an increase in advance prepayment fees.

Total other income/(loss) for the first quarter of 2012 was a loss of $20 million, compared to a loss of $142 million for the first quarter of 2011. The loss for the first quarter of 2012 reflected a credit-related OTTI charge of $9 million on certain PLRMBS, compared to a credit-related OTTI charge of $109 million for the first quarter of 2011. The net loss associated with derivatives, hedged items, and financial instruments carried at fair value was $2 million for the first quarter of 2012, compared to a net loss of $25 million for the first quarter of 2011. Net interest expense on derivative instruments used in economic hedges (which was generally offset by net interest income on the economically hedged assets and liabilities), totaled $11 million in the first quarter of 2012, compared to $10 million in the first quarter of 2011.

The $2 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the first quarter of 2012 reflected losses primarily associated with reversals of prior period gains and the effects of changes in interest rates. Net valuation gains and losses on these financial instruments are primarily a matter of timing and will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss. In anticipation of the subsequent reversal of any net gains on these financial instruments, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation gains or losses on these instruments. As of March 31, 2012, the Bank's retained earnings included a cumulative net gain of $100 million associated with derivatives, hedged items, and financial instruments carried at fair value.

The credit-related OTTI charge of $9 million for the first quarter of 2012 reflected the Bank's OTTI analysis for the quarter, which showed a modest increase in expected borrower default rates on PLRMBS backed by Alt-A fixed rate loan collateral. Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS.

Accumulated other comprehensive loss declined $0.3 billion during the first three months of 2012, from $1.9 billion at December 31, 2011, to $1.6 billion at March 31, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale. The net change in the fair value of other-than-temporarily impaired PLRMBS classified as available-for-sale was $268 million.

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

On April 27, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2012 at an annualized rate of 0.51%. The Bank recorded the dividend on April 27, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about May 10, 2012. The Bank will pay the dividend in cash rather than stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of March 31, 2012, the Bank's excess capital stock totaled $6.2 billion, or 5.59% of total assets.

As of March 31, 2012, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 10.89%, exceeding the 4.00% requirement. The Bank had $12.0 billion in regulatory capital, well in excess of its risk-based capital requirement of $4.4 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 15, 2012. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

During the first three months of 2012, total assets decreased $3.5 billion, or 3%, to $110.1 billion at March 31, 2012, from $113.6 billion at December 31, 2011. Total advances declined $6.1 billion, or 9%, to $62.0 billion at March 31, 2012, from $68.2 billion at December 31, 2011. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest borrowers. In total, 83 members reduced their use of Bank advances during the first quarter of 2012, while 34 members increased their advances borrowings. Held-to-maturity and available-for-sale securities combined decreased to $29.1 billion at March 31, 2012, from $31.2 billion at December 31, 2011, primarily because of principal payments, prepayments, and maturities in the MBS portfolio. During the first three months of 2012, Federal funds sold increased $3.3 billion, to $8.6 billion at March 31, 2012, from $5.4 billion at December 31, 2011.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the first quarter of 2012, the Bank continued to review and adjust its lending parameters based on market conditions. Based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank also continued to adjust collateral terms for individual members during the first quarter of 2012.

On March 16, 2012, the Finance Agency issued a final rule that will restrict the Bank from purchasing, investing in,

accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. The rule will become effective on July 16, 2012, and will apply to covenants created on or after February 8, 2011.

No member institutions were placed into receivership during the first quarter of 2012.

From April 1, 2012, to April 30, 2012, one member institution was placed into receivership. There were no advances outstanding at the time the member was placed into receivership. The capital stock held by the member institution was transferred to another member.

As a result of its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook in August 2011, Standard & Poor's Ratings Services (Standard & Poor's) also lowered the long-term issuer credit ratings and related issuer ratings of the Bank, of the nine other FHLBanks that had AAA ratings, and of the senior unsecured debt issued by the FHLBank System from AAA to AA+ with a negative outlook. Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) did not lower the credit ratings of any individual FHLBanks or of FHLBank System debt in 2011, but changed their rating outlooks to negative. The Bank has not observed and does not expect any measurable impact on its operations, financial position, or liquidity resulting from these downgrades.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Selected Balance Sheet Items at Quarter End
Total Assets	$110,087	$113,552	$128,308	$144,438	$151,444
Advances	62,040	68,164	78,462	82,745	92,005
Mortgage Loans Held for Portfolio, Net	1,686	1,829	1,990	2,097	2,205
Investments(1)	42,177	39,368	44,607	51,222	52,413
Consolidated Obligations:(2)
Bonds	74,579	83,350	99,118	111,709	115,464
Discount Notes	23,318	19,152	17,390	20,406	22,951
Mandatorily Redeemable Capital Stock	5,307	5,578	5,853	6,144	3,102
Capital Stock —Class B —Putable	4,717	4,795	4,934	5,046	8,496
Unrestricted Retained Earnings	3	—	—	—	—
Restricted Retained Earnings	1,963	1,803	1,695	1,665	1,663
Accumulated Other Comprehensive Income/(Loss)	(1,625)	(1,893)	(1,772)	(1,692)	(2,039)
Total Capital	5,058	4,705	4,857	5,019	8,120
Selected Operating Results for the Quarter
Net Interest Income	$242	$245	$268	$264	$256
Provision for Credit Losses on Mortgage Loans	1	1	—	3	—
Other Income/(Loss)	(20)	(87)	(197)	(219)	(142)
Other Expense	32	33	31	30	32
Assessments	20	13	4	3	22
Net Income/(Loss)	$169	$111	$36	$9	$60
Selected Other Data for the Quarter
Net Interest Margin(3)	0.88%	0.80%	0.77%	0.72%	0.69%
Operating Expenses as a Percent of Average Assets	0.10	0.09	0.07	0.07	0.07
Return on Average Assets	0.62	0.36	0.10	0.03	0.16
Return on Average Equity	13.99	9.14	2.81	0.48	3.26
Annualized Dividend Rate	0.48	0.30	0.26	0.31	0.29
Dividend Payout Ratio(4)	3.48	3.40	15.07	69.44	10.36
Average Equity to Average Assets Ratio	4.40	3.95	3.57	5.38	4.92
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	10.89	10.72	9.73	8.90	8.76
Duration Gap (in months)	—	2	—	1	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
March 31, 2012	$658,015
December 31, 2011	691,868
September 30, 2011	696,606
June 30, 2011	727,475
March 31, 2011	765,980

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of Bank earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, and other borrowings. The Average Balance Sheets table that follows presents the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three months ended March 31, 2012 and 2011, together with the related interest income and expense. It also presents the average rates on total earning assets and the average costs of total funding sources.

First Quarter of 2012 Compared to First Quarter of 2011

Average Balance Sheets

	Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$28	$—	0.10%	$—	$—	—%
Securities purchased under agreements to resell	816	—	0.12	—	—	—
Federal funds sold	8,831	3	0.12	16,575	8	0.20
Trading securities:
MBS	18	—	2.05	24	—	3.16
Other investments	2,766	6	0.85	3,061	5	0.66
Available-for-sale securities:(1)
MBS	9,359	81	3.48	79	—	—
Other investments	1,717	2	0.50	1,928	1	0.27
Held-to-maturity securities:(1)
MBS	15,417	126	3.28	24,521	222	3.67
Other investments	4,881	2	0.20	8,769	5	0.25
Mortgage loans held for portfolio	1,762	20	4.64	2,288	28	4.98
Deposits with other FHLBanks	—	—	0.03	—	—	0.09
Advances(2)	64,420	177	1.10	93,400	192	0.83
Loans to other FHLBanks	2	—	0.09	1	—	0.17
Total interest-earning assets	110,017	417	1.52	150,646	461	1.24
Other assets(3)(4)(5)	407	—	—	380	—	—
Total Assets	$110,424	$417	1.52%	$151,026	$461	1.24%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$76,143	$162	0.86%	$117,762	$191	0.66%
Discount notes	22,130	6	0.11	19,536	11	0.23
Deposits(3)	751	—	0.01	943	—	0.03
Borrowings from other FHLBanks	8	—	0.10	7	—	0.18
Mandatorily redeemable capital stock	5,530	7	0.50	3,334	3	0.34
Total interest-bearing liabilities	104,562	175	0.68	141,582	205	0.59
Other liabilities(3)(4)	1,004	—	—	2,017	—	—
Total Liabilities	105,566	175	0.67	143,599	205	0.58
Total Capital	4,858	—	—	7,427	—	—
Total Liabilities and Capital	$110,424	$175	0.64%	$151,026	$205	0.55%
Net Interest Income		$242			$256
Net Interest Spread(6)			0.84%			0.65%
Net Interest Margin(7)			0.88%			0.69%
Interest-earning Assets/Interest-bearing Liabilities	105.22%			106.40%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	March 31, 2012			March 31, 2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(4)	$(39)	$(43)	$(9)	$(84)	$(93)
Consolidated obligation bonds	15	134	149	22	330	352

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first quarter of 2012 was $242 million, a 5% decrease from $256 million in the first quarter of 2011. The following table details the changes in interest income and interest expense for the first quarter of 2012 compared to the first quarter of 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Federal funds sold	$(5)	$(3)	$(2)
Trading securities:
MBS	—	—	—
Other investments	1	—	1
Available-for-sale securities:
MBS	81	81	—
Other investments	1	—	1
Held-to-maturity securities:
MBS	(96)	(74)	(22)
Other investments	(3)	(2)	(1)
Mortgage loans held for portfolio	(8)	(6)	(2)
Advances(2)	(15)	(69)	54
Total interest-earning assets	(44)	(73)	29
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(29)	(78)	49
Discount notes	(5)	1	(6)
Mandatorily redeemable capital stock	4	2	2
Total interest-bearing liabilities	(30)	(75)	45
Net interest income	$(14)	$2	$(16)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $22 million in the first quarter of 2012 compared to $6 million in the first quarter of 2011.

The net interest margin for the first quarter of 2012 was 88 basis points, 19 basis points higher than the net interest margin for the first quarter of 2011, which was 69 basis points. The net interest spread for the first quarter of 2012 was 84 basis points, 19 basis points higher than the net interest spread for the first quarter of 2011, which was 65 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased. In addition, the increase in prepayment fees contributed to the increases in the net interest margin and spread.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended March 31, 2012 and 2011.

Other Income/(Loss)

	Three Months Ended
(In millions)	March 31, 2012	March 31, 2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(3)	$(1)
Total OTTI loss	(11)	(88)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	2	(21)
Net OTTI loss, credit portion	(9)	(109)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	(13)	(54)
Net gain/(loss) on derivatives and hedging activities	3	20
Other	2	2
Total Other Income/(Loss)	$(20)	$(142)

(1)	The net gain/(loss) on trading securities that were economically hedged totaled $(3) million and was de minimis for the three months ended March 31, 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit Portion – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $9 million credit-related OTTI charge reflected the Bank's OTTI analysis for the first quarter of 2012, which showed a modest increase in expected borrower default rates on PLRMBS backed by Alt-A fixed rate loan collateral. The following table presents the net OTTI loss for the three months ended March 31, 2012 and 2011:

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	March 31, 2012			March 31, 2011
(In millions)	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI	Credit- Related OTTI	Non-Credit- Related OTTI	Total OTTI
Securities newly impaired during the period	$—	$3	$3	$—	$77	$77
Securities previously impaired prior to current period(1)	9	(1)	8	109	(98)	11
Total	$9	$2	$11	$109	$(21)	$88

(1)
For the three months ended March 31, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the three months ended March 31, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended March 31, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	March 31, 2012	March 31, 2011
Advances	$(26)	$(51)
Consolidated obligation bonds	13	(3)
Total	$(13)	$(54)

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the first quarter of 2012, the unrealized net fair value losses on advances and gains on consolidated obligation bonds were primarily driven by the increased interest rate environment relative to the actual coupon rates on the advances and consolidated obligation bonds and decreased swaption volatilities.

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

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the components of the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the first quarter of 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

(In millions)	March 31, 2012				March 31, 2011
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Held under the fair value option	$—	$12	$(36)	$(24)	$—	$64	$(57)	$7
Not held under the fair value option	1	3	(5)	(1)	1	8	(8)	1
Consolidated obligation bonds:
Held under the fair value option	—	12	7	19	—	(7)	25	18
Not held under the fair value option	(3)	(25)	38	10	—	(41)	42	1
Consolidated obligation discount notes:
Not held under the fair value option	—	13	(12)	1	—	5	(10)	(5)
Non-mortgage-backed securities (non-MBS) investments:
Not held under the fair value option	—	1	(3)	(2)	—	—	(2)	(2)
Total	$(2)	$16	$(11)	$3	$1	$29	$(10)	$20

During the first quarter of 2012, net gains on derivatives and hedging activities totaled $3 million compared to net gains of $20 million in the first quarter of 2011. These amounts included net interest expense on derivative instruments used in economic hedges of $11 million in the first quarter of 2012, compared to net interest expense on derivative instruments used in economic hedges of $10 million in the first quarter of 2011. The increase in net interest expense was primarily due to the impact of higher interest rates throughout the first quarter of 2012 on the adjustable rate leg of the interest rate swaps.

Excluding the $11 million impact from net interest expense on derivative instruments used in economic hedges, net gains for the first quarter of 2012 totaled $14 million as detailed above. The $14 million in net gains were primarily attributable to changes in interest rates and decreased swaption volatilities during the first quarter of 2012.

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

Additional information about derivatives and hedging activities is provided in “Item 1. Financial Statements – Note 15 – Derivatives and Hedging Activities.”

Return on Average Equity

Return on average equity (ROE) was 13.99% (annualized) for the first quarter of 2012, compared to 3.26% (annualized) for the first quarter of 2011. This increase reflected the increase in net income in the first quarter of 2012 and the decrease in average equity, which decreased 35%, to $4.9 billion in the first quarter of 2012 from $7.4 billion in the first quarter of 2011.

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

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 103.8% as of March 31, 2012. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk.”

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At March 31, 2012, advances maturing within five years totaled $57.6 billion, significantly in excess of the $0.2 billion of member deposits on that date. At December 31, 2011, advances maturing within five years totaled $64.2 billion, also significantly in excess of the $0.2 billion of member deposits on that date. In addition, as of March 31, 2012, and December 31, 2011, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

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

Other Retained Earnings – Targeted Buildup – In addition to any cumulative net gains resulting from valuation adjustments, the Bank holds an additional amount in restricted retained earnings intended to protect paid-in capital from the effects of an extremely adverse credit event, an extremely adverse operations risk event, an extremely high level of quarterly losses related to the Bank's derivatives and associated hedged items and financial instruments carried at fair value, an extremely adverse change in the market value of the Bank's capital, and a significant amount of additional credit-related OTTI on PLRMBS, especially in periods of extremely low net income resulting from an adverse interest rate environment.

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of March 31, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account reached the $1.8 billion target.

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

The following table summarizes the activity related to restricted retained earnings for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012
	Restricted Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total
Balance at beginning of the period	$79	$29	$1,695	$1,803
Transfers to/(from) restricted retained earnings	21	34	105	160
Balance at end of the period	$100	$63	$1,800	$1,963

	Three Months Ended
	March 31, 2011
	Restricted Retained Earnings Related to:
	Valuation Adjustments	Joint Capital Enhancement Agreement	Targeted Buildup	Total
Balance at beginning of the period	$148	$—	$1,461	$1,609
Transfers to/(from) restricted retained earnings	1	—	53	54
Balance at end of the period	$149	$—	$1,514	$1,663

For more information on these three categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $13 million at an annualized rate of 0.48% in the first quarter of 2012, and $9 million at an annualized rate of 0.29% in the first quarter of 2011.

On April 27, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the first quarter of 2012 at an annualized rate of 0.51%. The Bank recorded the dividend on April 27, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $13 million, on or about May 10, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of March 31, 2012, the Bank's excess capital stock totaled $6.2 billion, or 5.59% of total assets.

The Bank will continue to monitor the condition of its PLRMBS portfolio, the ratio of the estimated market value of the Bank's capital to the par value of the Bank's capital stock, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends in future quarters.

For more information on the Bank's Retained Earnings and Dividend Policy, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of 2011 to 2010 – Dividends and Retained Earnings” in the Bank's 2011 Form 10-K.

Financial Condition

Total assets were $110.1 billion at March 31, 2012, a 3% decrease from $113.6 billion at December 31, 2011. Advances decreased by $6.1 billion, or 9%, to $62.0 billion at March 31, 2012, from $68.2 billion at December 31, 2011. Average total assets were $110.4 billion for the first quarter of 2012, a 27% decrease compared to $151.0 billion for the first quarter of 2011. Average advances were $64.4 billion for the first quarter of 2012, a 31% decrease from $93.4 billion for the first quarter of 2011.

The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. In general, member liquidity remained high and lending activity remained low.

Advances outstanding at March 31, 2012, included unrealized gains of $599 million, of which $271 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $328 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2011, included unrealized gains of $728 million, of which $302 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $426 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2011, to March 31, 2012, was primarily attributable to an increase in the interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $105.0 billion at March 31, 2012, a 4% decrease from $108.8 billion at December 31, 2011, reflecting decreases in consolidated obligations outstanding from $102.5 billion at December 31, 2011, to $97.9 billion at March 31, 2012. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first three months of 2012. Average total liabilities were $105.6 billion for the first quarter of 2012, a 26% decrease compared to $143.6 billion for the first quarter of 2011. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $98.3 billion in the first quarter of 2012 and $137.3 billion in the first quarter of 2011.

Consolidated obligations outstanding at March 31, 2012, included unrealized losses of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $24 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2011, included unrealized losses of $1.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2011, to March 31, 2012, was primarily attributable to an increase in the interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds.

As provided by the FHLBank Act and regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $658.0 billion at March 31, 2012, and $691.9 million at December 31, 2011.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of March 31, 2012, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

Financial condition is further discussed under “Segment Information.”

Segment Information

The Bank uses an analysis of financial performance based on the balances and adjusted net interest income of two operating segments, the advances-related business and the mortgage-related business, as well as other financial information, to review and assess financial performance and to determine the allocation of resources to these two major business segments. For purposes of segment reporting, adjusted net interest income includes interest income and expense associated with economic hedges that are recorded in “Net gain/(loss) on derivatives and hedging activities” in other income and excludes interest expense that is recorded in “Mandatorily redeemable capital stock.” Other key financial information, such as any OTTI loss on the Bank's available-for-sale and held-to-maturity PLRMBS, other expenses, and assessments, are not included in the segment reporting analysis, but are incorporated into the Bank's overall assessment of financial performance. For a reconciliation of the Bank's operating segment adjusted net interest income to the Bank's total net interest income, see “Item 1. Financial Statements – Note 14 – Segment Information.”

Advances-Related Business. The advances-related business consists of advances and other credit products, related financing and hedging instruments, liquidity and other non-MBS investments associated with the Bank's role as a liquidity provider, and capital stock.

Assets associated with this segment decreased to $84.7 billion (77% of total assets) at March 31, 2012, from $88.3 billion (78% of total assets) at December 31, 2011, representing a decrease of $3.6 billion, or 4%. The continued decrease in member advance demand reflected general economic conditions and conditions in the mortgage and credit markets. In general, member liquidity remained high and lending activity remained low.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $73 million in the first quarter of 2012, a decrease of $20 million, or 22%, compared to $93 million in the first quarter of 2011. These decreases were primarily due to lower advances balances and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment.

Members and nonmember borrowers prepaid $1.4 billion of advances in the first quarter of 2012 compared to $0.7 billion in the first quarter of 2011. As a result, interest income was increased by net prepayment fees of $22 million in the first quarter of 2012 compared to $6 million in the first quarter of 2011.

Adjusted net interest income for this segment represented 37% and 41% of total adjusted net interest income for the first quarter of 2012 and 2011, respectively.

Advances – The par amount of advances outstanding decreased by $6.0 billion, or 9%, to $61.4 billion at March 31, 2012, from $67.4 billion at December 31, 2011. The decrease in advances outstanding was primarily attributable to the $5.3 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $42.8 billion at March 31, 2012, from $48.1 billion at December 31, 2011. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances” for further information.) The remaining $0.7 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 83 borrowers decreased their advances during the first three months of 2012, while 34 borrowers increased their advances.

The $6.0 billion decrease in advances outstanding reflects a $2.0 billion decrease in fixed rate advances and a $4.7 billion decrease in adjustable rate advances, partially offset by a $0.7 billion increase in daily variable rate advances.

The components of the advances portfolio at March 31, 2012, and December 31, 2011, are presented in the following table.

Advances Portfolio by Product Type

	March 31, 2012		December 31, 2011
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$29,281	48%	$34,006	50%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	160	—	160	—
Subtotal adjustable rate advances	29,442	48	34,167	50
Fixed	22,727	37	24,004	37
Fixed – amortizing	333	1	348	—
Fixed – with PPS(1)	5,972	10	5,842	9
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	10	—	5	—
Fixed – callable at member's option with PPS(1)	205	—	323	—
Fixed – putable at Bank's option	615	1	1,111	2
Fixed – putable at Bank's option with PPS(1)	125	—	350	—
Subtotal fixed rate advances	30,187	49	32,183	48
Daily variable rate	1,812	3	1,086	2
Total par amount	$61,441	100%	$67,436	100%

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

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank's total non-MBS investment portfolio was $18.4 billion as of March 31, 2012, an increase of $2.3 billion, or 15%, from $16.1 billion as of December 31, 2011. The increase in the non-MBS investment portfolio was primarily due to higher balances of short-term securities purchased under agreements to resell and Federal funds sold.

Cash and Due from Banks – Cash and due from banks was $3.5 billion at March 31, 2012, essentially unchanged from December 31, 2011.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $4.0 billion, or 5%, from $83.6 billion at December 31, 2011, to $79.6 billion at March 31, 2012. For further information and discussion of the Bank's joint and several liability for

FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.”

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

At March 31, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $106.0 billion, of which $20.4 billion were hedging advances, $81.9 billion were hedging consolidated obligations, $2.9 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. At December 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $114.8 billion, of which $24.4 billion were hedging advances, $87.2 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

FHLBank System consolidated obligation bonds and discount notes, along with similar debt securities issued by other GSEs such as Fannie Mae and Freddie Mac, are generally referred to as agency debt. The agency debt market is a large sector of the debt capital markets. The costs of debt issued by the FHLBanks and the other GSEs generally rise and fall with increases and decreases in general market interest rates. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Bank's 2011 Form 10-K.

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first three months of 2012, yields on intermediate-term U.S. Treasury securities increased. Stronger U.S. economic data during the first quarter of 2012 and renewed expectations that economic conditions were gradually improving contributed to higher yields. The following table provides selected market interest rates as of the dates shown.

Selected Market Interest Rates

Market Instrument	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.07	0.01	0.10	0.13
3-month LIBOR	0.47	0.58	0.30	0.30
2-year Treasury note	0.33	0.24	0.83	0.60
5-year Treasury note	1.04	0.83	2.28	2.01

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first three months of 2012 and 2011. The factors that contributed to lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR were: higher three-month LIBOR rates in the first three months of 2012 compared to the same period in 2011 (in part because of increased sovereign and financial risks in Europe) and continued investor demand for FHLBank debt.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Nine Months Ended
(In basis points)	March 31, 2012	March 31, 2011
Consolidated obligation bonds	–30.8	–15.2
Consolidated obligation discount notes (one month and greater)	–32.0	–15.4

Mortgage-Related Business. The mortgage-related business consists of mortgage-backed securities (MBS) investments, mortgage loans acquired through the Mortgage Partnership Finance® (MPF®) Program, and the related financing and hedging instruments. (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.) Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on the MBS and mortgage loans and the cost of the consolidated obligations funding those assets, including the cash flows from associated interest rate exchange agreements.

At March 31, 2012, assets associated with this segment were $25.4 billion (23% of total assets), an increase of $0.1 billion from $25.3 billion at December 31, 2011 (22% of total assets). The MBS portfolio increased $0.4 billion to $23.7 billion at March 31, 2012, from $23.3 billion at December 31, 2011, primarily because of purchases of agency residential MBS, and mortgage loan balances decreased $0.1 billion to $1.7 billion at March 31, 2012, from $1.8 billion at December 31, 2011. In the first quarter of 2012, average MBS investments were $24.8 billion compared to $24.6 billion in the first quarter of 2011. Average mortgage loans were $1.8 billion in the first quarter of 2012, a decrease of $0.5 billion from $2.3 billion in the first quarter of 2011.

Adjusted net interest income for this segment was $127 million in the first quarter of 2012, a decrease of $6 million, or 5%, from $133 million in the first quarter of 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 63% and 59% of total adjusted net interest income for the first quarter of 2012 and 2011, respectively.

MPF Program – Under the MPF Program, the Bank purchased conventional conforming fixed rate residential mortgage loans directly from eligible members. Participating members originated or purchased the mortgage loans, credit-enhanced them and sold them to the Bank, and generally retained the servicing of the loans. The Bank manages the interest rate risk, prepayment risk, and liquidity risk of each loan in its portfolio. The Bank and the member that sold the loan share in the credit risk of the loan. The Bank has not purchased any new loans since October 2006. For more information regarding credit risk, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2011 Form 10-K.

At March 31, 2012, and December 31, 2011, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2011 Form 10-K. Mortgage loan balances at March 31, 2012, and December 31, 2011, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	March 31, 2012	December 31, 2011
MPF Plus	$1,559	$1,692
Original MPF	140	149
Subtotal	1,699	1,841
Unamortized premiums	15	15
Unamortized discounts	(22)	(21)
Mortgage loans held for portfolio	1,692	1,835
Less: Allowance for credit losses	(6)	(6)
Mortgage loans held for portfolio, net	$1,686	$1,829
The Bank performs periodic reviews of its mortgage loan portfolio to identify probable credit losses in the portfolio and to determine the likelihood of collection of the loans in the portfolio. For more information on how the Bank determines its estimated allowance for credit losses on mortgage loans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” and “Item 1. Financial Statements – Note 9 – Allowance for Credit Losses.”

MBS Investments – The Bank's MBS portfolio was $23.7 billion at March 31, 2012, compared to $23.3 billion, at December 31, 2011. During the first three months of 2012, the Bank's MBS portfolio increased because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Intermediate-term and long-term fixed rate MBS investments are subject to prepayment risk, and intermediate-term and long-term adjustable rate MBS investments are subject to interest rate cap risk. The Bank has managed these risks primarily by purchasing intermediate-term fixed rate MBS (rather than long-term fixed rate MBS), funding the fixed rate MBS with a mix of non-callable and callable debt, and using interest rate exchange agreements with interest rate risk characteristics similar to callable debt.

Borrowings – Total consolidated obligations funding the mortgage-related business increased $0.1 billion to $25.4 billion at March 31, 2012, from $25.3 billion at December 31, 2011, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio, totaled $12.6 billion and $14.8 billion at March 31, 2012, and December 31, 2011, respectively.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2011 Form 10-K. The

following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of March 31, 2012, and December 31, 2011.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2012	December 31, 2011
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$10,562	$15,014
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	2,291	1,091
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	7,412	8,092
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	166	166
Subtotal Economic Hedges(1)			9,870	9,350
Total			20,432	24,364
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	34,601	33,996
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	4,208	4,608
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,385	1,385
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	7,993	11,478
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	6,000
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	8,240	14,300
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	365	470
Subtotal Economic Hedges(1)			22,191	38,241
Total			56,792	72,237

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	March 31, 2012	December 31, 2011
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	9,897	7,345
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,505	1,390
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	3,106	2,806
Subtotal Economic Hedges(1)			4,611	4,196
Total			14,508	11,541
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	1,875	1,865
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	20,700	14,760
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	595	1,580
Total			23,170	18,205
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	—	1
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,150	1,633
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	785	785
Total			2,935	2,419
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	810	810
Total			810	810
Total Notional Amount			$118,647	$129,576

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At March 31, 2012, the total notional amount of interest rate exchange agreements outstanding was $118.6 billion, compared with $129.6 billion at December 31, 2011. The $11.0 billion decrease in the notional amount of derivatives during the first three months of 2012 was due to a net $12.5 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds and a net $3.9 billion decrease in interest rate exchange agreements hedging advances, partially offset by a net $5.0 billion increase in interest rate exchange agreements hedging discount notes and a net $0.5 billion increase in interest rate exchange agreements hedging trading securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of March 31, 2012, and December 31, 2011.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

March 31, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$10,562	$(243)	$244	$—	$1
Non-callable bonds	34,601	1,026	(1,030)	—	(4)
Callable bonds	9,897	26	(2)	—	24
Subtotal	55,060	809	(788)	—	21
Not qualifying for hedge accounting (economic hedges):
Advances	9,870	(314)	—	306	(8)
Non-callable bonds	22,191	279	—	(30)	249
Callable bonds	4,611	—	—	15	15
Discount notes	23,170	(13)	—	—	(13)
MBS – trading	—	—	—	—	—
FFCB bonds and TLGP securities	2,935	(7)	—	—	(7)
Intermediated	810	—	—	—	—
Subtotal	63,587	(55)	—	291	236
Total excluding accrued interest	118,647	754	(788)	291	257
Accrued interest	—	170	(182)	12	—
Total	$118,647	$924	$(970)	$303	$257

December 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,014	$(271)	$270	$—	$(1)
Non-callable bonds	33,996	1,076	(1,083)	—	(7)
Callable bonds	7,345	32	(9)	—	23
Subtotal	56,355	837	(822)	—	15
Not qualifying for hedge accounting (economic hedges):
Advances	9,350	(396)	—	401	5
Non-callable bonds	38,241	289	—	(31)	258
Non-callable bonds with embedded derivatives	—	—	—	—	—
Callable bonds	4,196	4	—	3	7
Discount notes	18,205	(26)	—	—	(26)
FFCB bonds and TLGP securities	2,418	(8)	—	—	(8)
MBS – trading	1	—	—	—	—
Intermediated	810	—	—	—	—
Subtotal	73,221	(137)	—	373	236
Total excluding accrued interest	129,576	700	(822)	373	251
Accrued interest	—	99	(105)	9	3
Total	$129,576	$799	$(927)	$382	$254

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

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of March 31, 2012, and December 31, 2011.

Concentration of Derivatives Counterparties

(Dollars in millions)		March 31, 2012		December 31, 2011
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$26,345	22%	$25,836	20%
Deutsche Bank AG	A	22,190	19	24,055	19
JPMorgan Chase Bank, National Association	A	11,542	10	15,961	12
UBS AG	A	11,356	9	15,398	12
Citigroup Inc.:
Citibank, N.A.	A	12,523	11	11,779	9
Citigroup Financial Products	A	26	—	27	—
Subtotal Citigroup Inc.		12,549	11	11,806	9
Subtotal		83,982	71	93,056	72
Others	At least A	34,665	29	36,520	28
Total		$118,647	100%	$129,576	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's and Standard & Poor's ratings at March 31, 2012 .

Liquidity and Capital Resources

The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's liquidity and capital resources are designed to support its financial strategies. The Bank's primary source of liquidity is its access to the capital markets through consolidated obligation issuance. The Bank's equity capital resources are governed by its capital plan.

Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first three months of 2012, the FHLBanks issued $17 billion in global bonds, $49 billion in callable bonds, and $200 billion in auctioned discount notes.

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

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, interest-bearing deposits, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank's capital as a primary source of funds to satisfy these requirements and objectives.

The Bank maintains a contingent liquidity plan to meet its obligations and the liquidity needs of members in the event of short-term operational disruptions at the Bank or the Office of Finance or short-term disruptions in the debt capital markets. In 2009, the Finance Agency established liquidity guidelines that require each FHLBank to maintain sufficient on-balance sheet liquidity in an amount at least equal to its anticipated cash outflows for two different scenarios, both of which assume no capital markets access and no reliance on repurchase agreements or the sale of existing held-to-maturity and available-for-sale investments. The two scenarios differ only in the treatment of maturing advances. One scenario assumes that the Bank does not renew any maturing advances; for this scenario, the Bank must have sufficient liquidity to meet its obligations for 15 calendar days. The second scenario requires the Bank to renew maturing advances for certain members based on specific criteria established by the Finance Agency. For this scenario, the Bank must have sufficient liquidity to meet its obligations for 5 calendar days.

The Bank has a regulatory contingency liquidity requirement to maintain at least five business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first three months of 2012. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following March 31, 2012, and December 31, 2011. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of March 31, 2012		As of December 31, 2011
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$100	$100
Commitments to purchase investments	500	1,066	—	54
Demand deposits	727	727	628	628
Maturing member term deposits	1	1	1	1
Discount note and bond maturities and expected exercises of bond call options	705	18,863	820	24,691
Subtotal obligations	1,933	20,657	1,549	25,474
Sources of available funds:
Maturing investments	3,871	14,392	1,250	11,879
Cash at Federal Reserve Bank of San Francisco	3,484	3,484	3,493	3,493
Proceeds from scheduled settlements of discount notes and bonds	580	1,620	200	200
Maturing MBS	—	—	—	1
Maturing advances and scheduled prepayments	2,541	12,575	1,463	13,126
Subtotal sources	10,476	32,071	6,406	28,699
Net funds available	8,543	11,414	4,857	3,225
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	20,004	—	20,278
Marketable money market investments	—	—	—	—
TLGP securities	2,185	1,189	2,763	2,189
FFCB bonds	2,313	2,264	1,811	1,245
Subtotal contingent sources	4,498	23,457	4,574	23,712
Total contingent funds available	$13,041	$34,871	$9,431	$26,937

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

For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk” in the Bank's 2011 Form
10-K.

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at March 31, 2012, and December 31, 2011. During the first three months of 2012, the Bank's risk-based capital requirement decreased from $4.9 billion at December 31, 2011, to $4.4 billion at March 31, 2012. The decrease was primarily due to a lower market risk requirement as a result of the improvement in the Bank's market value of capital.

Regulatory Capital Requirements

	March 31, 2012		December 31, 2011
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,390	$11,990	$4,915	$12,176
Total regulatory capital	$4,403	$11,990	$4,542	$12,176
Total regulatory capital ratio	4.00%	10.89%	4.00%	10.72%
Leverage capital	$5,504	$17,985	$5,678	$18,264
Leverage ratio	5.00%	16.34%	5.00%	16.08%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on May 15, 2012. This repurchase, combined with the scheduled redemption of $2 million in mandatorily redeemable capital stock during the second quarter of 2012, will reduce the Bank's excess capital stock by up to $502 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

The Bank's capital requirements are more fully discussed in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.

Risk Management

The Bank has an integrated corporate governance and internal control framework designed to support effective management of the Bank's business activities and the risks inherent in these activities. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations, the risk profile established by the Board of Directors, and other applicable guidelines in connection with the Bank's capital plan and overall risk management. For more detailed information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Bank's 2011 Form 10‑K.

Advances. The Bank manages the credit risk of advances and other member credit products by setting the credit and collateral terms available to individual borrowers based on their creditworthiness and on the quality and value of the assets they pledge as collateral. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the borrowers that pledge mortgage loan collateral. In addition, the Bank has collateral policies and restricted lending procedures in place to help manage its exposure to borrowers that experience difficulty in meeting their capital requirements or other standards of creditworthiness. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and mitigating credit risk by adjusting credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance.

The Bank determines the maximum amount and maximum term of the advances it will make to a member based on the member's creditworthiness and eligible collateral pledged in accordance with the Bank's credit and collateral policies and regulatory requirements. The Bank may review and change the maximum amount and maximum term at any time. The maximum amount a member may borrow is also limited by the amount and type of collateral pledged because all advances must be fully collateralized.

To identify the credit strength of each borrower, other than community development financial institutions (CDFIs), the Bank assigns each member and nonmember borrower an internal credit quality rating from one to ten, with one as the highest credit quality rating. These ratings are based on results from the Bank's credit model, which considers financial, regulatory, and other qualitative information, including regulatory examination reports. The internal ratings are reviewed on an ongoing basis using current available information, and are revised, if necessary, to reflect the borrower's current financial position. Credit and collateral terms may be adjusted based on the results of this credit analysis.

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

Pursuant to the Bank's lending agreements with its borrowers, the Bank limits extensions of credit to individual borrowers to a percentage of the market value or unpaid principal balance of the borrower's pledged collateral, known as the borrowing capacity. The borrowing capacity percentage varies according to several factors, including the collateral type, the value assigned to the collateral, the results of the Bank's collateral field review of the borrower's collateral, the pledging method used for loan collateral (specific identification or blanket lien), the amount of loan data provided (detailed or summary reporting), the data reporting frequency (monthly or quarterly), the borrower's financial strength and condition, and the concentration of collateral type. Under the terms of the Bank's lending agreements, the aggregate borrowing capacity of a borrower's pledged eligible collateral must meet or exceed the total amount of the borrower's outstanding advances, other extensions of credit, and certain other borrower obligations and liabilities. The Bank monitors each borrower's aggregate borrowing capacity and collateral requirements on a daily basis by comparing the borrower's borrowing capacity to its obligations to the Bank.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of March 31, 2012, and December 31, 2011.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
March 31, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	139	82	$38,488	$120,930	32%
4-6	196	106	25,646	48,537	53
7-10	50	25	967	2,413	40
Subtotal	385	213	65,101	171,880	38
CDFIs	2	2	21	29	72
Total	387	215	$65,122	$171,909	38%

December 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	120	78	$41,276	$117,959	35%
4-6	204	112	30,302	53,120	57
7-10	60	31	1,158	3,147	37
Total	384	221	$72,736	$174,226	42
CDFIs	2	2	21	28	75
Total	386	223	$72,757	$174,254	42%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
March 31, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$138	$151
11% – 25%	10	19,411	23,074
26% – 50%	31	2,392	3,934
More than 50%	167	43,181	144,750
Total	215	$65,122	$171,909

December 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding(3)	Credit Outstanding(1)(3)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$247
11% – 25%	10	19,404	22,512
26% – 50%	32	19,791	32,519
More than 50%	172	33,324	118,976
Total	223	$72,757	$174,254

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on

MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of March 31, 2012, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 90% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2012, and December 31, 2011.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2012		December 31, 2011
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$190	$188	$251	$248
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	6,606	6,548	5,132	5,047
Agency pools and collateralized mortgage obligations	13,613	13,419	12,697	12,469
PLRMBS – publicly registered AAA-rated senior tranches	8	6	49	33
PLRMBS – publicly registered AA-rated senior tranches	3	2	10	6
PLRMBS – publicly registered A-rated senior tranches	2	—	9	2
PLRMBS – publicly registered BBB-rated senior tranches	2	—	54	12
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	7	6	8	6
Term deposits with the Bank	2	2	1	1
Total	$20,433	$20,171	$18,211	$17,824

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

As of March 31, 2012, 57% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 34% was pledged by 185 institutions under blanket lien with detailed reporting, and 10% was pledged by 100 institutions under blanket lien with summary reporting.

As of March 31, 2012, the Bank's maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity of small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at March 31, 2012, and December 31, 2011.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	March 31, 2012		December 31, 2011
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$112,527	$77,217	$119,089	$78,938
Second lien residential mortgage loans and home equity lines of credit	39,261	9,506	40,154	9,668
Multifamily mortgage loans	36,684	29,304	36,865	28,953
Commercial mortgage loans	44,019	27,053	47,582	29,417
Loan participations(1)	12,160	7,892	13,138	8,637
Small business, small farm, and small agribusiness loans	2,894	666	3,046	710
Other	701	100	764	107
Total	$248,246	$151,738	$260,638	$156,430

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At March 31, 2012, and December 31, 2011, the amount of these loans totaled $18 billion and $19 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, borrowers with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure
(In millions)
March 31, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Non-MBS
Interest-bearing deposits	$—	$—	$2,555	$—	$—	$—	$—	$—	$—	$—	$2,555
Commercial paper(2)	—	584	425	—	—	—	—	—	—	—	1,009
Housing finance agency bonds	—	164	—	445	—	—	—	—	—	—	609
GSEs:
FFCB bonds	—	2,384	—	—	—	—	—	—	—	—	2,384
TLGP securities(3)	—	2,253	—	—	—	—	—	—	—	—	2,253
Total non-MBS	—	5,385	2,980	445	—	—	—	—	—	—	8,810
MBS
Other U.S. obligations:
Ginnie Mae	—	223	—	—	—	—	—	—	—	—	223
GSEs:
Freddie Mac	—	3,961	—	—	—	—	—	—	—	—	3,961
Fannie Mae	—	8,261	—	—	—	—	—	—	—	—	8,261
Total GSEs	—	12,222	—	—	—	—	—	—	—	—	12,222
PLRMBS:
Prime	53	280	390	680	480	326	406	173	114	—	2,902
Alt-A, option ARM	—	—	—	—	—	—	940	51	26	—	1,017
Alt-A, other	33	132	192	639	427	761	3,386	710	967	15	7,262
Total PLRMBS	86	412	582	1,319	907	1,087	4,732	934	1,107	15	11,181
Total MBS	86	12,857	582	1,319	907	1,087	4,732	934	1,107	15	23,626
Total securities	86	18,242	3,562	1,764	907	1,087	4,732	934	1,107	15	32,436
Securities purchased under agreements to resell	—	—	1,100	—	—	—	—	—	—	—	1,100
Federal funds sold	—	4,955	3,686	—	—	—	—	—	—	—	8,641
Total investments	$86	$23,197	$8,348	$1,764	$907	$1,087	$4,732	$934	$1,107	$15	$42,177

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

For all the securities in its available-for-sale and held-to-maturity portfolios, for Federal funds sold, and for securities purchased under agreements to resell, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties. The Bank determined that, as of March 31, 2012, all of the gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at March 31, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At March 31,

2012, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At March 31, 2012, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $127 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of March 31, 2012, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank's MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank's capital. At March 31, 2012, the Bank's MBS portfolio was 211% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

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

At March 31, 2012, PLRMBS representing 39% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. Alt-A PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of March 31, 2012, the Bank's investment in MBS had gross unrealized losses totaling $2.0 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of March 31, 2012, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of March 31, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. Certain assumptions in the first model were updated in 2011 and the first quarter of 2012, resulting in a change in the timing of projected borrower defaults, including the impact of longer foreclosure and property liquidation timelines. As a result, borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit-related charges to be somewhat lower than they would have been without a change in the timing of collateral losses. Another significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The Bank's housing price forecast as of March 31, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 3- to 9-month periods beginning January 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The housing price forecast in the first quarter included an acceleration of recovery timelines compared to the fourth quarter, such that the average level of projected housing prices was approximately 7.3% higher by the end of the 30-year forecast horizon. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month periods beginning January 1, 2012. The following table shows the base case scenario and what the projected home price recovery by month would have been under the more adverse housing price scenario at March 31, 2012:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios
Housing Price Scenario
Months	Base Case	Adverse Case
1 - 6	0.0% - 2.8%	0.0% - 1.9%
7 - 18	0.0% - 3.0%	0.0% - 2.0%
19 - 24	1.0% - 4.0%	0.7% - 2.7%
25 - 30	2.0% - 4.0%	1.3% - 2.7%
31 - 42	2.0% - 5.0%	1.3% - 3.4%
43 - 66	2.0% - 6.0%	1.3% - 4.0%
Thereafter	2.3% - 5.6%	1.5% - 3.8%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at March 31, 2012:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$3	$—	8	$562	$5
Alt-A, option ARM	1	19	—	9	668	19
Alt-A, other	31	2,093	9	100	5,636	122
Total	34	$2,115	$9	117	$6,866	$146

(1)	Amounts are for the three months ended March 31, 2012.

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of March 31, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$—	$87	$189	$—	$—	—	$276
2007	—	—	—	87	—	20	220	270	102	—	699
2006	42	—	—	—	14	142	—	3	53	—	254
2005	—	—	56	—	—	19	88	—	—	—	163
2004 and earlier	11	280	332	592	477	74	17	—	—	—	1,783
Total Prime	53	280	388	679	491	342	514	273	155	—	3,175
Alt-A, option ARM
2007	—	—	—	—	—	—	1,306	—	—	—	1,306
2006	—	—	—	—	—	—	224	—	—	—	224
2005	—	—	—	—	—	—	45	160	96	—	301
Total Alt-A, option ARM	—	—	—	—	—	—	1,575	160	96	—	1,831
Alt-A, other
2008	—	—	—	—	—	188	—	—	—	—	188
2007	—	—	—	—	151	—	1,422	26	777	—	2,376
2006	—	73	—	—	—	25	487	120	439	—	1,144
2005	6	—	12	45	53	546	2,436	840	234	28	4,200
2004 and earlier	27	60	181	606	232	117	73	—	—	—	1,296
Total Alt-A, other	33	133	193	651	436	876	4,418	986	1,450	28	9,204
Total par amount	$86	$413	$581	$1,330	$927	$1,218	$6,507	$1,419	$1,701	$28	$14,210

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at March 31, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
March 31, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	$—	$—	$—	$—	$58	$189	$—	$—	$—	$247
2007	—	—	—	—	—	220	270	102	—	592
2006	—	—	—	14	29	—	3	53	—	99
2005	—	—	—	—	19	34	—	—	—	53
2004 and earlier	—	—	—	85	15	17	—	—	—	117
Total Prime	—	—	—	99	121	460	273	155	—	1,108
Alt-A, option ARM
2007	—	—	—	—	—	1,306	—	—	—	1,306
2006	—	—	—	—	—	224	—	—	—	224
2005	—	—	—	—	—	—	160	96	—	256
Total Alt-A, option ARM	—	—	—	—	—	1,530	160	96	—	1,786
Alt-A, other
2008	—	—	—	—	188	—	—	—	—	188
2007	—	—	—	—	—	1,422	26	776	—	2,224
2006	73	—	—	—	25	487	120	439	—	1,144
2005	—	—	—	—	519	2,436	840	234	28	4,057
2004 and earlier	—	32	139	72	70	64	—	—	—	377
Total Alt-A, other	73	32	139	72	802	4,409	986	1,449	28	7,990
Total par amount	$73	$32	$139	$171	$923	$6,399	$1,419	$1,700	$28	$10,884

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
March 31, 2012
				For the Three Months Ended March 31, 2012			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Credit- Related OTTI	Non- Credit- Related OTTI	Total OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$244	$17	$226	$—	$—	$—	26.13%	30.00%	25.13%
2007	596	116	481	—	—	—	21.41	22.54	12.59
2006	241	1	242	—	—	—	13.02	11.07	8.72
2005	162	18	146	—	—	—	13.39	11.45	14.95
2004 and earlier	1,785	154	1,631	—	—	—	8.41	4.38	10.18
Total Prime	3,028	306	2,726	—	—	—	13.43	11.50	12.14
Alt-A, option ARM
2007	1,103	334	770	—	—	—	44.69	44.14	36.48
2006	165	39	126	—	—	—	45.72	44.83	31.03
2005	144	38	107	—	—	—	36.95	22.83	19.56
Total Alt-A, option ARM	1,412	411	1,003	—	—	—	43.55	40.72	33.03
Alt-A, other
2008	185	27	157	—	—	—	18.26	31.80	28.80
2007	2,096	331	1,781	2	5	7	31.29	26.82	20.02
2006	890	78	815	2	(2)	—	29.65	18.45	8.33
2005	3,881	683	3,198	5	(4)	1	19.55	13.70	12.07
2004 and earlier	1,303	150	1,155	—	3	3	13.12	7.94	16.09
Total Alt-A, other	8,355	1,269	7,106	9	2	11	22.90	17.23	14.57
Total	$12,795	$1,986	$10,835	$9	$2	$11	23.45%	18.98%	16.40%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio for the three months ended March 31, 2012.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

March 31, 2012
	Significant Inputs						Current
	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime
2008	8.9	6.7-10.3	35.7	28.4-40.4	44.7	42.4-50.8	26.6	24.2-28.8
2007	7.4	7.2-7.4	6.8	6.8-7.1	26.7	26.0-26.9	10.0	7.5-20.8
2006	9.8	7.4-12.0	18.8	13.0-33.0	38.3	33.3-51.0	11.9	2.6-20.1
2005	10.3	6.3-16.6	12.7	1.9-26.7	27.7	25.8-33.2	11.5	8.7-12.8
2004 and earlier	11.6	0.9-20.5	10.7	0.0-27.6	31.0	17.9-70.5	9.8	0.0-60.2
Total Prime	10.7	0.9-20.5	16.0	0.0-40.4	34.0	17.9-70.5	13.1	0.0-60.2
Alt-A, option ARM
2007	2.5	1.2-3.9	78.3	67.6-90.9	51.7	45.1-61.5	36.5	30.4-46.9
2006	2.2	1.7-2.8	80.6	73.6-86.4	53.1	43.0-61.4	31.0	24.8-36.1
2005	3.5	2.4-5.1	60.7	30.6-75.0	42.2	35.4-49.8	19.6	8.5-33.2
Total Alt-A, option ARM	2.6	1.2-5.1	75.7	30.6-90.9	50.3	35.4-61.5	33.0	8.5-46.9
Alt-A, other
2007	6.4	3.0-8.8	52.8	28.7-78.1	46.3	29.9-55.3	15.6	2.3-50.8
2006	6.3	2.2-7.9	50.6	32.0-72.6	50.1	42.6-56.3	15.8	0.0-34.4
2005	7.5	3.8-10.9	33.9	16.0-54.5	45.4	32.8-59.6	12.2	0.0-86.0
2004 and earlier	8.7	3.1-21.8	23.5	1.0-48.4	33.2	14.4-71.6	16.0	7.9-73.9
Total Alt-A, other	7.2	2.2-21.8	39.7	1.0-78.1	44.6	14.4-71.6	14.2	0.0-86.0
Total	7.3	0.9-21.8	40.0	0.0-90.9	43.4	14.4-71.6	16.4	0.0-86.0

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at March 31, 2012, and December 31, 2011.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	March 31, 2012			December 31, 2011
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$756	$2,419	$3,175	$999	$2,327	$3,326
Alt-A, option ARM	—	1,831	1,831	—	1,880	1,880
Alt-A, other	4,604	4,600	9,204	4,899	4,556	9,455
Total	$5,360	$8,850	$14,210	$5,898	$8,763	$14,661

The following table presents credit ratings as of April 30, 2012, on PLRMBS in a loss position at March 31, 2012.

PLRMBS in a Loss Position at March 31, 2012, and Credit Ratings as of April 30, 2012

(Dollars in millions)
	March 31, 2012						April 30, 2012
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$3,028	$2,892	$2,763	$306	13.27%	0.07%	0.07%	35.95%	63.98%	11.93%
Alt-A, option ARM	1,765	1,396	999	411	43.31	—	—	—	100.00	—
Alt-A, other	9,072	8,242	7,146	1,269	22.90	0.31	0.31	10.29	89.40	5.71
Total	$13,865	$12,530	$10,908	$1,986	23.40%	0.21%	0.21%	14.59%	85.20%	6.34%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Prime
2008	82.03%	80.21%	83.30%	85.62%	85.55%
2007	68.71	68.69	71.65	73.30	72.06
2006	95.18	94.17	94.40	96.05	95.43
2005	89.16	86.25	87.07	89.53	86.55
2004 and earlier	91.47	88.18	89.90	92.55	93.29
Weighted average of all Prime	85.82	83.74	85.81	88.26	88.31
Alt-A, option ARM
2007	58.95	56.84	58.86	61.19	61.93
2006	56.11	55.72	55.38	58.85	61.09
2005	35.66	34.88	36.80	39.83	41.36
Weighted average of all Alt-A, option ARM	54.77	53.09	54.83	57.43	58.71
Alt-A, other
2008	83.94	80.26	81.21	83.69	80.69
2007	74.97	73.82	75.62	76.84	76.88
2006	71.23	69.01	72.49	73.92	75.77
2005	76.16	74.23	76.36	79.36	80.16
2004 and earlier	89.00	86.18	87.28	89.51	90.92
Weighted average of all Alt-A, other	77.21	75.28	77.32	79.55	80.28
Weighted average of all PLRMBS	76.24%	74.36%	76.43%	78.82%	79.58%

The following tables summarize rating agency downgrade actions on investments that occurred from April 1, 2012, to April 30, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from April 1, 2012, to April 30, 2012 Dollar Amounts as of March 31, 2012

	To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from AAA	$2	$2	$—	$—	$—	$—	$2	$2
Downgrade from AA	38	35	—	—	—	—	38	35
Downgrade from A	—	—	36	32	57	54	93	86
Downgrade from BBB	—	—	—	—	217	203	217	203
Downgrade from BB	—	—	—	—	54	54	54	54
Downgrade from CCC	—	—	—	—	35	35	35	35
Downgrade from C	—	—	—	—	11	11	11	11
Total	$40	$37	$36	$32	$374	$357	$450	$426

Investments Downgraded to Below Investment Grade from April 1, 2012, to April 30, 2012 Dollar Amounts as of March 31, 2012

	To BB		To B		To D		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
PLRMBS:
Downgrade from A	$57	$54	$—	$—	$—	$—	$57	$54
Downgrade from BBB	217	203	—	—	—	—	217	203
Downgrade from BB	—	—	54	54	—	—	54	54
Downgrade from CCC	—	—	—	—	35	35	35	35
Downgrade from C					11	11	11	11
Total	$274	$257	$54	$54	$46	$46	$374	$357

The PLRMBS that were downgraded from April 1, 2012, to April 30, 2012, were included in the Bank's OTTI analysis performed as of March 31, 2012, and no additional OTTI charge was required as a result of these downgrades.

The Bank believes that, as of March 31, 2012, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of March 31, 2012, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of April 30, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of April 30, 2012 Dollar Amounts as of March 31, 2012

	AAA		AA		A		BBB		BB		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Housing finance agency bonds	$—	$—	$67	$58	$—	$—	$—	$—	$—	$—	$67	$58
PLRMBS	18	17	140	125	139	128	353	326	226	194	876	790
Total	$18	$17	$207	$183	$139	$128	$353	$326	$226	$194	$943	$848

The housing finance agency bonds and PLRMBS that were on negative watch as of April 30, 2012, were included in the Bank's OTTI analysis performed as of March 31, 2012. These investments were determined not to be other-than-temporarily impaired and no OTTI charge was required.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of March 31, 2012. Additional future credit-related OTTI charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

The Bank selects only highly rated derivatives dealers and major banks (derivatives dealer counterparties) that meet the Bank's eligibility criteria to act as counterparties for its derivatives activities. In addition, the Bank has entered into master netting agreements and bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels to limit the Bank's net unsecured credit exposure to these counterparties. Under these policies and agreements, the amount of unsecured credit exposure to an individual derivatives dealer counterparty is limited to an absolute dollar credit exposure limit according to the counterparty's credit rating, as determined by rating agency long-term credit ratings of the counterparty's debt securities or deposits. The following table presents the Bank's credit exposure to its derivatives dealer counterparties at the dates indicated.

Credit Exposure to Derivatives Dealer Counterparties

(In millions)
March 31, 2012
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$2,716	$10	$5	$5
A	115,526	423	389	34
Subtotal	118,242	433	394	39
Member institutions(2)	405	—	—	—
Total derivatives	$118,647	$433	$394	$39

December 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$3,366	$9	$6	$3
A	125,805	391	375	16
Subtotal	129,171	400	381	19
Member institutions(2)	405	—	—	—
Total derivatives	$129,576	$400	$381	$19

(1)	The credit ratings used by the Bank are based on the lowest of Moody's and Standard & Poor's ratings.

(2)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank.

At March 31, 2012, the Bank had a total of $118.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$118.2 billion represented notional amounts of derivatives contracts outstanding with 15 derivatives dealer counterparties. Seven of these counterparties made up 84% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 22% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $45.4 billion of derivatives outstanding at March 31, 2012, were affiliates of members.

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

Credit exposure net of cash collateral on derivatives contracts at March 31, 2012, was $433 million with nine derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $39 million.

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

For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Derivatives Counterparties” in the Bank's 2011 Form 10-K.

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

In the Bank's 2011 Form 10-K, the following accounting policies and estimates were identified as critical because they require the Bank to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates are: estimating the allowance for credit losses on the advances and mortgage loan portfolios; accounting for derivatives; estimating fair values of investments classified as trading and available-for-sale, derivatives and associated hedged items carried at fair value in accordance with the accounting for derivative instruments and associated hedging activities, and financial instruments carried at fair value under the fair value option, and accounting for other-than-temporary impairment for investment securities; and estimating the prepayment speeds on MBS and mortgage loans for the accounting of amortization of premiums and accretion of discounts on MBS and mortgage loans.

There have been no significant changes in the judgments and assumptions made during the first three months of 2012 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

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

Mandatory Clearing of Derivatives Transactions. As further discussed in the Bank's 2011 Form 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, recordkeeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. Under a proposed rule of the U.S. Commodity Futures Trading Commission (CFTC), the Bank would be a “category 2” entity and would have to comply with mandatory clearing requirements within 180 days after the CFTC determines that a certain type of swap must be cleared. Based on the CFTC's proposed implementation schedule and the time periods proposed for mandatory clearing determinations, it is unlikely that any of the Bank's swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While it is likely that the Bank will continue to enter into uncleared trades on a bilateral basis, these trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and initial and variation margin and capital requirements established by applicable regulators. These requirements and their expected implementation timelines are discussed in the Bank's 2011 Form 10-K. At this time, it appears unlikely that the Bank will have to comply with such requirements until the beginning of 2013, at the earliest.
The CFTC, the SEC, the Finance Agency, and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. The Bank, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement derivatives reform under the Dodd-Frank Act. The Bank will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC on April 18, 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer based on the derivatives transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk. Although the final rule has not yet been published, it also appears that the Bank will not be considered a “swap dealer” as a result of the Bank's intermediated swap activity with its members.

The CFTC and the SEC have not finalized their rules further defining “swap.” See the Bank's 2011 Form 10-K for a discussion of how these final rules could affect call and put optionality in certain Bank advances.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (Federal Reserve) and to be subject to certain heightened prudential standards. The rule will be effective May 11, 2012. If the Oversight Council determines the Bank to be a significant nonbank financial company, the Bank would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of March 31, 2012, the Bank had $110 billion in total assets and $98 billion in total outstanding consolidated obligations, the Bank's principal form of outstanding debt.

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry- and company-specific.

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and becomes subject to the Federal Reserve's additional prudential standards, then the Bank's operations and business could be adversely affected by any resulting additional costs and restrictions on its business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012, that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include risk-based capital leverage and overall risk management requirements, liquidity standards, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework. The Bank's operations and business could be adversely affected by additional costs and business activity restrictions if the Bank is subject to the prudential standards as proposed.

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

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards, such as liquidity requirements, until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of the Bank's members to divest assets to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely affect investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, the new requirements could motivate Bank members to borrow term advances from the Bank to create and maintain balance sheet liquidity.

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule that will restrict the Bank from purchasing, investing in, accepting as collateral, or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by these mortgages, and securities backed by the income stream from these covenants, except for certain excepted transfer fee covenants. The rule will be effective July 16, 2012. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by these mortgages, and to securities issued after February 8, 2011, and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that the final rule limits the type of collateral the Bank accepts for advances and the type of investments that the Bank is eligible to make, the Bank's business and results of operations could be adversely affected.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $658.0 billion at March 31, 2012, and $691.9 billion at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $96.7 billion at March 31, 2012, and $101.2 billion at December 31, 2011. At March 31, 2012, the Bank had committed to the issuance of $1.6 billion in consolidated obligation bonds, none of which were hedged with associated interest rate swaps. At December 31, 2011, the Bank had committed to the issuance of $200 million in consolidated obligation bonds, of which $200 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At March 31, 2012, the Bank had $4 million in advance commitments and $3.7 billion in standby letters of credit outstanding. At December 31, 2011, the Bank had $102 million in advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at March 31, 2012, and December 31, 2011. The estimated fair value of the letters of credit was $7 million at March 31, 2012, and $6 million at December 31, 2011.

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

Market risk identification and measurement are primarily accomplished through market value of capital sensitivity analyses, net portfolio value of capital sensitivity analyses, and projected earnings and dividends sensitivity analyses. The Risk Management Policy approved by the Bank's Board of Directors establishes market risk policy limits and market risk measurement standards at the total Bank level as well as at the business segment level. Additional guidelines approved by the Bank's Enterprise Risk Committee (ERC) apply to the Bank's two business segments, the advances-related business and the mortgage-related business. These guidelines provide limits that are monitored at the segment level and are consistent with the Bank's policy limits. Interest rate risk is managed for each business segment on a daily basis, as discussed below in “Segment Market Risk.” At least monthly, compliance with Bank policies and guidelines is presented to the ERC, the asset-liability management committee (ALCO), and the Board of Directors, along with a corrective action plan if applicable.

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

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limits as of March 31, 2012.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2012	December 31, 2011
+200 basis-point change above current rates	–2.2%	–3.6%
+100 basis-point change above current rates	–1.0	–2.0
–100 basis-point change below current rates(2)	+2.8	+5.0
–200 basis-point change below current rates(2)	+6.6	+9.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2012, show a decline in sensitivity in both the rising rate and declining rate scenarios compared to the estimates as of December 31, 2011. Because of the current low interest rate environment, rates cannot move in a parallel fashion in the declining rate scenarios as they can in the rising rate scenarios. Compared to interest rates as of December 31, 2011, interest rates as of March 31, 2012, were 17 basis points lower for terms of 1 year, 4 basis points higher for terms of 5 years, and 25 basis points higher for terms of 10 years.

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

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2012, show similar sensitivity compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2012	December 31, 2011
+200 basis-point change above current rates	–2.7%	–3.3%
+100 basis-point change above current rates	–1.1	–1.5
–100 basis-point change below current rates(2)	+1.3	+2.0
–200 basis-point change below current rates(2)	+1.0	+1.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

On May 27, 2011, the Bank's Board of Directors modified the Bank's Risk Management Policy to provide guidelines for the payment of dividends and the repurchase of excess stock based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is: (i) less than 100% but greater than or equal to 90%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and any excess capital stock repurchases would not exceed $500 million (subject to certain conditions); (ii) less than 90% but greater than or equal to 70%, any dividend and any excess capital stock repurchases would be subject to the same limitations and conditions as in (i) above, except that any excess capital stock repurchases would not exceed 4% of the Bank's outstanding capital stock as of the repurchase date; and (iii) less than 70%, the Bank would not pay a dividend, not repurchase excess capital stock (but continue to redeem excess capital stock as provided in the Bank's Capital Plan), limit the acquisition of certain assets, and review the Bank's risk policies. A decision by the Board of Directors to declare or not declare any dividend or repurchase any excess capital stock is a discretionary matter and is subject to the requirements and restrictions of the Federal Home Loan Bank Act and applicable requirements under the regulations governing the operations of the Federal Home Loan Banks. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 103.8% as of March 31, 2012.

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

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In the downward shift, the change in interest rates was limited so that interest rates did not go below zero. With the indicated interest rate shifts, the potential dividend yield for the projected 12-month horizon would be expected to decrease by 25 basis points, well within the policy limit of –120 basis points.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank's duration gap was less than one month at March 31, 2012, and two months at December 31, 2011.

Total Bank Duration Gap Analysis

	March 31, 2012		December 31, 2011
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$110,087	8	$113,552	8
Liabilities	105,029	8	108,847	6
Net	$5,058	—	$4,705	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of March 31, 2012, declined compared to the duration gap as of December 31, 2011. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

Segment Market Risk

The financial performance and interest rate risks of each business segment are managed within prescribed guidelines and policy limits.

Advances-Related Business

Interest rate risk arises from the advances-related business primarily through the use of shareholder-contributed capital to fund fixed rate investments of targeted amounts and maturities. In general, advances result in very little net interest rate risk for the Bank because most fixed rate advances with original maturities greater than three months and all advances with embedded options are hedged contemporaneously with an interest rate swap or option with terms offsetting the advance. The interest rate swap or option generally is maintained as a hedge for the life of the advance. These hedged advances effectively create a pool of variable rate assets, which, in combination with the strategy of raising debt swapped to variable rate liabilities, creates an advances portfolio with low net interest rate risk.

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

The estimated market risk of the mortgage-related business is managed both at the time an individual asset is purchased and on a total portfolio level. At the time of purchase (for all significant mortgage asset acquisitions), the Bank analyzes the estimated earnings sensitivity and estimated net market value sensitivity, taking into consideration the estimated prepayment sensitivity of the mortgage assets and anticipated funding and hedging activities under various interest rate scenarios. The related funding and hedging transactions are executed at or close to the time of purchase of a mortgage asset.

At least monthly, the Bank reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedging transactions. The Bank then considers rebalancing strategies to modify the estimated mortgage portfolio market risks. Periodically, the Bank performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, the Bank may take actions to rebalance the mortgage portfolio's risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of March 31, 2012, and December 31, 2011.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	March 31, 2012	December 31, 2011
+200 basis-point change	–0.3%	–1.2%
+100 basis-point change	–0.2	–0.8
–100 basis-point change(2)	+1.4	+3.2
–200 basis-point change(2)	+4.7	+7.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of March 31, 2012, show a decline in sensitivity in both the rising and declining rate scenarios compared to the estimates as of December 31, 2011. Compared to interest rates as of December 31, 2011, interest rates as of March 31, 2012, were 17 basis points lower for terms of 1 year, 4 basis points higher for terms of 5 years, and 25 basis points higher for terms of 10 years.

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
The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business. The following table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of March 31, 2012, show substantially the same sensitivity compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	March 31, 2012	December 31, 2011
+200 basis-point change above current rates	–1.2%	–1.4%
+100 basis-point change above current rates	–0.4	–0.6
–100 basis-point change below current rates(2)	+0.2	+0.6
–200 basis-point change below current rates(2)	–0.6	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank's president and chief executive officer, executive vice president and chief operating officer, and senior vice president and chief financial officer have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

The Bank's PLRMBS litigation is now in the discovery phase.

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and other Countrywide entities that are defendants in the Bank's PLRMBS litigation.

In 2011, the Bank filed an amended complaint that also alleges a claim for control person liability against CFC under the California Corporate Securities Act. CFC filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the amended complaint with respect only to the control person liability claim against CFC. At a hearing on March 27, 2012, the Court sustained CFC's demurrer effectively dismissing from the amended complaint the control person liability claim against CFC. The Bank expects to appeal the Court's decision.

For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank's Annual Report on Form 10-K for the year ended December 31, 2011.

After consultation with legal counsel, the Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in the Federal Home Loan Bank of San Francisco's (Bank's) Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of the Bank's 2011 Form 10-K.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2012, and December 31, 2011; (ii) Statements of Income for the Three Months Ended March 31, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (iv) Statements of Capital for the Three Months Ended March 31, 2012 and 2011; (v) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2012.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)