Form 10-Q
period 2012-06-30
Federal Home Loan Bank of San Francisco
filed 2012-08-10
CIK 1316944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2012
Class B Stock, par value $100	96,954,424

Federal Home Loan Bank of San Francisco
Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Federal Home Loan Bank of San Francisco
Statements of Condition
(Unaudited)

(In millions-except par value)	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$138	$3,494
Securities purchased under agreements to resell	3,500	—
Federal funds sold	6,250	5,366
Trading securities(a)	3,970	2,808
Available-for-sale securities(a)	7,715	9,613
Held-to-maturity securities (fair values were $22,847 and $21,414, respectively)(b)	22,848	21,581
Advances (includes $7,749 and $8,684 at fair value under the fair value option, respectively)	56,074	68,164
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $6, respectively	1,547	1,829
Accrued interest receivable	152	180
Premises, software, and equipment, net	26	30
Derivative assets, net	344	400
Other assets	98	87
Total Assets	$102,662	$113,552
Liabilities:
Deposits	$147	$156
Consolidated obligations:
Bonds (includes $20,008 and $15,712 at fair value under the fair value option, respectively)	73,528	83,350
Discount notes	17,611	19,152
Total consolidated obligations	91,139	102,502
Mandatorily redeemable capital stock	5,048	5,578
Accrued interest payable	208	241
Affordable Housing Program payable	150	150
Derivative liabilities, net	54	73
Other liabilities	790	147
Total Liabilities	97,536	108,847
Commitments and Contingencies (Note 17)
Capital:
Capital stock—Class B—Putable ($100 par value) issued and outstanding:
46 shares and 48 shares, respectively	4,643	4,795
Unrestricted retained earnings	97	—
Restricted retained earnings	1,954	1,803
Total Retained Earnings	2,051	1,803
Accumulated other comprehensive income/(loss)	(1,568)	(1,893)
Total Capital	5,126	4,705
Total Liabilities and Capital	$102,662	$113,552

(a)	At June 30, 2012, and December 31, 2011, none of these securities were pledged as collateral that may be repledged.

(b)	Includes $19 at June 30, 2012, and $33 at December 31, 2011, pledged as collateral that may be repledged.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest Income:
Advances	$135	$176	$290	$362
Prepayment fees on advances, net	1	4	23	10
Securities purchased under agreements to resell	1	—	1	—
Federal funds sold	3	6	6	14
Trading securities	7	7	13	12
Available-for-sale securities	83	72	166	73
Held-to-maturity securities	120	166	248	393
Mortgage loans held for portfolio	22	28	42	56
Total Interest Income	372	459	789	920
Interest Expense:
Consolidated obligations:
Bonds	142	183	304	374
Discount notes	7	9	13	20
Mandatorily redeemable capital stock	7	3	14	6
Total Interest Expense	156	195	331	400
Net Interest Income	216	264	458	520
Provision for/(reversal of) credit losses on mortgage loans	(2)	3	(1)	3
Net Interest Income After Mortgage Loan Loss Provision	218	261	459	517
Other Income/(Loss):
Net gain/(loss) on trading securities	(2)	—	(5)	(1)
Total other-than-temporary impairment (OTTI) loss	(18)	(116)	(29)	(204)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	(3)	(47)	(1)	(68)
Net OTTI loss, credit-related	(21)	(163)	(30)	(272)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	13	34	—	(20)
Net gain/(loss) on derivatives and hedging activities	(73)	(91)	(70)	(71)
Other	1	1	3	3
Total Other Income/(Loss)	(82)	(219)	(102)	(361)
Other Expense:
Compensation and benefits	16	15	32	32
Other operating expense	12	11	23	21
Federal Housing Finance Agency	3	2	7	5
Office of Finance	2	1	3	3
Other	1	1	1	1
Total Other Expense	34	30	66	62
Income/(Loss) Before Assessments	102	12	291	94
REFCORP	—	2	—	17
Affordable Housing Program	11	1	31	8
Total Assessments	11	3	31	25
Net Income/(Loss)	$91	$9	$260	$69
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net Income/(Loss)	$91	$9	$260	$69
Other Comprehensive Income/(Loss):
Net unrealized gain/(loss) on available-for-sale securities	(1)	1	(1)	2
Net non-credit-related OTTI loss on available-for-sale securities:
Non-credit-related OTTI loss transferred from held-to-maturity securities	(7)	(733)	(13)	(2,501)
Net change in fair value of other-than-temporarily impaired securities	52	239	320	928
Reclassification of non-credit-related OTTI loss included in net income/(loss)	10	49	11	49
Total net non-credit-related OTTI loss on available-for-sale securities	55	(445)	318	(1,524)
Net non-credit-related OTTI loss on held-to-maturity securities:
Non-credit-related OTTI loss	(7)	(53)	(10)	(136)
Reclassification of non-credit-related OTTI loss included in net income/(loss)	—	51	—	155
Accretion of non-credit-related OTTI loss	3	60	5	253
Non-credit-related OTTI loss transferred to available-for-sale securities	7	733	13	2,501
Total net non-credit-related OTTI loss on held-to-maturity securities	3	791	8	2,773
Total other comprehensive income/(loss)	57	347	325	1,251
Total Comprehensive Income/(Loss)	$148	$356	$585	$1,320

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Capital Accounts
(Unaudited)

	Capital Stock Class B—Putable		Retained Earnings			Accumulated Other Comprehensive	Total Capital
(In millions)	Shares	Par Value	Restricted	Unrestricted	Total	Income/(Loss)
Balance, December 31, 2010	83	$8,282	$1,609	$—	$1,609	$(2,943)	$6,948
Issuance of capital stock	1	100					100
Repurchase/redemption of capital stock	(7)	(656)					(656)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	(27)	(2,680)					(2,680)
Comprehensive income/(loss)			56	13	69	1,251	1,320
Cash dividends paid on capital stock (0.30%)			—	(13)	(13)		(13)
Balance, June 30, 2011	50	$5,046	$1,665	$—	$1,665	$(1,692)	$5,019
Balance, December 31, 2011	48	$4,795	$1,803	$—	$1,803	$(1,893)	$4,705
Issuance of capital stock	2	222					222
Repurchase/redemption of capital stock	(4)	(370)					(370)
Capital stock reclassified from/(to) mandatorily redeemable capital stock, net	—	(4)					(4)
Comprehensive income/(loss)			151	109	260	325	585
Cash dividends paid on capital stock (0.50%)			—	(12)	(12)		(12)
Balance, June 30, 2012	46	$4,643	$1,954	$97	$2,051	$(1,568)	$5,126

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of San Francisco
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2012	2011
Cash Flows from Operating Activities:
Net Income/(Loss)	$260	$69
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	(13)	(27)
Provision for/(reversal of) credit losses on mortgage loans	(1)	3
Change in net fair value adjustment on trading securities	5	1
Change in net fair value adjustment on advances and consolidated obligation bonds held under fair value option	—	20
Change in net derivatives and hedging activities	17	(15)
Net OTTI loss recognized in income, credit-related	30	272
Net change in:
Accrued interest receivable	33	65
Other assets	(5)	4
Accrued interest payable	(35)	(56)
Other liabilities	(1)	(55)
Total adjustments	30	212
Net cash provided by/(used in) operating activities	290	281
Cash Flows from Investing Activities:
Net change in:
Interest-bearing deposits	38	—
Securities purchased under agreements to resell	(3,500)	—
Federal funds sold	(884)	4,643
Premises, software, and equipment	(1)	(5)
Trading securities:
Proceeds from maturities of long-term	635	3
Purchases of long-term	(1,802)	(1,033)
Available-for-sale securities:
Proceeds from maturities of long-term	2,243	—
Held-to-maturity securities:
Net (increase)/decrease in short-term	911	811
Proceeds from maturities of long-term	1,942	2,912
Purchases of long-term	(3,548)	(4,777)
Advances:
Principal collected	196,707	123,121
Made to members	(184,701)	(110,321)
Mortgage loans held for portfolio:
Principal collected	284	282
Proceeds from sales of foreclosed assets	2	—
Net cash provided by/(used in) investing activities	8,326	15,636

Federal Home Loan Bank of San Francisco
Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2012	2011
Cash Flows from Financing Activities:
Net change in:
Deposits	(85)	(97)
Net (payments)/proceeds on derivatives contracts with financing elements	24	37
Net proceeds from issuance of consolidated obligations:
Bonds	28,390	29,751
Discount notes	26,401	33,643
Bonds transferred from another Federal Home Loan Bank	—	15
Payments for matured and retired consolidated obligations:
Bonds	(38,067)	(38,950)
Discount notes	(27,941)	(32,765)
Proceeds from issuance of capital stock	222	100
Payments for repurchase/redemption of mandatorily redeemable capital stock	(534)	(285)
Payments for repurchase/redemption of capital stock	(370)	(656)
Cash dividends paid	(12)	(13)
Net cash provided by/(used in) financing activities	(11,972)	(9,220)
Net increase/(decrease) in cash and due from banks	(3,356)	6,697
Cash and due from banks at beginning of the period	3,494	755
Cash and due from banks at end of the period	$138	$7,452
Supplemental Disclosures:
Interest paid	$353	$441
Affordable Housing Program payments	31	19
REFCORP payments	—	48
Supplemental Disclosures of Noncash Investing Activities:
Transfers of mortgage loans to real estate owned	2	3
Transfers of OTTI held-to-maturity securities to available-for-sale securities	55	7,215
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

Variable Interest Entities. The Bank's investments in variable interest entities (VIEs) are limited to private-label residential mortgage-backed securities (PLRMBS). On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIE. The Bank evaluated its investments in VIEs as of June 30, 2012, to determine whether it is a primary beneficiary of any of these investments. The primary beneficiary is required to consolidate a VIE. The Bank determined that consolidation accounting is not required because the Bank is not the primary beneficiary of these VIEs as of June 30, 2012. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision maker nor does it have the unilateral ability to replace a key decision maker. In addition, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.

Revision of Certain Items in the Statements of Cash Flows Resulting from Errors. For purposes of these unaudited financial statements, the Bank reclassified and revised certain items in the Statements of Cash Flows for the six months ended June 30, 2011, and for the nine months ended September 30, 2011, as shown in the table below. These revisions had no effect on the net change in cash, total assets, net interest income, or net income of the Bank reported for these two periods. The Bank has evaluated the impact of these adjustments, on a quantitative and qualitative basis, and has concluded that these revisions were not material to any previously issued quarterly financial statements. However, the Bank has elected to revise certain line items in the Statements of Cash Flows for the six months ended June 30, 2011, and the nine months ended September 30, 2011, in these unaudited financial statements.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011
	As Reported	As Corrected	As Reported	As Corrected
Change in net derivatives and hedging activities(1)(2)	$28	$(15)	$109	$65
Net change in: Other assets(3)	2	4	25	29
Net cash provided by/(used in) operating activities	322	281	483	443
Advances: Principal collected(4)	124,285	123,121	190,048	188,884
Advances: Made to members(1)(4)	(111,495)	(110,321)	(172,822)	(171,647)
Mortgage loans held for portfolio: Principal collected(3)	284	282	398	394
Net cash provided by/(used in) investing activities	15,628	15,636	26,506	26,513
Net (payments)/proceeds on derivative contracts with financing elements(2)	4	37	26	59
Net cash provided by/(used in) financing activities	(9,253)	(9,220)	(25,098)	(25,065)

(1)	Misclassification of non-cash deferred basis adjustments on advances made.

(2)	Understated the amount of derivatives that contained a financing element.

(3)	Misclassified the amount of loans transferred to real estate owned because of the misclassification as principal collected on mortgage loans.

(4)	Overstated the amount of principal collected and advances made to members because of the inclusion of modified advances as new advances made to members.

Descriptions of the Bank's significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K. Other changes to these policies as of June 30, 2012, are discussed in Note 2 – Recently Issued and Adopted Accounting Guidance.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). This guidance establishes a standard and uniform methodology for classifying assets, excluding investment securities, and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. The Bank is currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore has not yet determined when it will implement the guidance. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

The estimated fair value of trading securities as of June 30, 2012, and December 31, 2011, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012	December 31, 2011
Government-sponsored enterprises (GSEs) – Federal Farm Credit Bank (FFCB) bonds	$3,037	$1,867
Temporary Liquidity Guarantee Program (TLGP) securities(1)	916	923
Mortgage-backed securities (MBS):
Other U.S. obligations – Ginnie Mae	17	17
GSEs – Fannie Mae	—	1
Total	$3,970	$2,808

(1)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

Redemption Terms. The estimated fair value of non-mortgage-backed securities (non-MBS) by contractual maturity (based on contractual final principal payment) and of mortgage-backed securities (MBS)
as of June 30, 2012, and December 31, 2011, is shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Year of Contractual Maturity	June 30, 2012	December 31, 2011
Trading securities other than MBS:
Due in 1 year or less	$2,150	$2,556
Due after 1 year through 5 years	1,803	234
Subtotal	3,953	2,790
MBS:
Other U.S. obligations – Ginnie Mae	17	17
GSEs – Fannie Mae	—	1
Total MBS	17	18
Total	$3,970	$2,808

Interest Rate Payment Terms. Interest rate payment terms for trading securities at June 30, 2012, and December 31, 2011, are detailed in the following table:

	June 30, 2012	December 31, 2011
Estimated fair value of trading securities other than MBS:
Fixed rate	$789	$796
Adjustable rate	3,164	1,994
Subtotal	3,953	2,790
Estimated fair value of trading MBS:
Passthrough securities:
Adjustable rate	17	17
Collateralized mortgage obligations:
Fixed rate	—	1
Subtotal	17	18
Total	$3,970	$2,808

At June 30, 2012, and December 31, 2011, all of the fixed rate trading securities were swapped to an adjustable rate, such as the 1-month or 3-month London Interbank Offered Rate (LIBOR). At June 30, 2012, and December 31, 2011, 88% and 81% of the adjustable rate trading securities were swapped to a different adjustable rate index, such as 1-month or 3-month LIBOR.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The net unrealized gain/(loss) on trading securities was $(2) and de minimis for the three months ended June 30, 2012 and 2011, respectively. The net unrealized gain/(loss) on trading securities was $(5) and $(1) for the six months ended June 30, 2012 and 2011, respectively. These amounts represent the changes in the fair value of the securities during the reported periods.

Note 4 — Available-for-Sale Securities

Available-for-sale securities by major security type as of June 30, 2012, and December 31, 2011, were as follows:

June 30, 2012
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$306	$—	$—	$—	$306
PLRMBS:
Prime	901	(109)	2	(5)	789
Alt-A, option ARM	1,316	(388)	1	(11)	918
Alt-A, other	6,710	(974)	5	(39)	5,702
Total PLRMBS	8,927	(1,471)	8	(55)	7,409
Total	$9,233	$(1,471)	$8	$(55)	$7,715

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in Accumulated Other Comprehensive Income/(Loss)(AOCI)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TLGP securities	$1,924	$—	$2	$—	$1,926
PLRMBS:
Prime	977	(132)	—	(13)	832
Alt-A, option ARM	1,413	(410)	2	(36)	969
Alt-A, other	7,133	(1,117)	—	(130)	5,886
Total PLRMBS	9,523	(1,659)	2	(179)	7,687
Total	$11,447	$(1,659)	$4	$(179)	$9,613

(1)	Amortized cost includes unpaid principal balance and unamortized premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

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

The following table summarizes the available-for-sale securities with unrealized losses as of June 30, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrealized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in accumulated other comprehensive income/loss

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(AOCI) net of subsequent unrealized gains, up to the amount of non-credit-related OTTI in AOCI. For OTTI analysis of available-for-sale securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
PLRMBS:
Prime	$78	$5	$638	$109	$716	$114
Alt-A, option ARM	—	—	902	399	902	399
Alt-A, other	13	2	5,440	1,011	5,453	1,013
Total PLRMBS	91	7	6,980	1,519	7,071	1,526
Total	$91	$7	$6,980	$1,519	$7,071	$1,526

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
TLGP securities	$274	$—	$—	$—	$274	$—
PLRMBS:
Prime	96	2	736	143	832	145
Alt-A, option ARM	—	—	950	446	950	446
Alt-A, other	240	10	5,634	1,237	5,874	1,247
Total PLRMBS	$336	$12	$7,320	$1,826	$7,656	$1,838
Total	$610	$12	$7,320	$1,826	$7,930	$1,838

As indicated in the tables above, as of June 30, 2012, the Bank's investments classified as available-for-sale had gross unrealized losses totaling $1,526, all of which related to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of PLRMBS as of June 30, 2012, and December 31, 2011, are shown below. Expected maturities of PLRMBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale securities other than PLRMBS:
Due in 1 year or less	$306	$306	$1,924	$1,926
PLRMBS:
Prime	901	789	977	832
Alt-A, option ARM	1,316	918	1,413	969
Alt-A, other	6,710	5,702	7,133	5,886
Total PLRMBS	8,927	7,409	9,523	7,687
Total	$9,233	$7,715	$11,447	$9,613

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

At June 30, 2012, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,451 (including interest accretion adjustments of $59). At December 31, 2011, the amortized cost of the Bank's PLRMBS classified as available-for-sale included credit-related OTTI of $1,419 (including interest accretion adjustments of $50).

Interest Rate Payment Terms. Interest rate payment terms for available-for-sale securities at June 30, 2012, and December 31, 2011, are shown in the following table:

	June 30, 2012	December 31, 2011
Amortized cost of available-for-sale securities other than PLRMBS:
Adjustable rate	$306	$1,924
Amortized cost of available-for-sale PLRMBS:
Collateralized mortgage obligations:
Fixed rate	4,054	4,542
Adjustable rate	4,873	4,981
Subtotal	8,927	9,523
Total	$9,233	$11,447

Certain MBS classified as fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2012	December 31, 2011
Collateralized mortgage obligations:
Converts in 1 year or less	$769	$920
Converts after 1 year through 5 years	736	748
Converts after 5 years through 10 years	50	175
Total	$1,555	$1,843

Note 5 — Held-to-Maturity Securities

The Bank classifies the following securities as held-to-maturity because the Bank has the positive intent and ability to hold these securities to maturity:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2012
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$2,850	$—	$2,850	$—	$—	$2,850
Commercial paper	2,079	—	2,079	—	—	2,079
Housing finance agency bonds	584	—	584	—	(117)	467
Subtotal	5,513	—	5,513	—	(117)	5,396
MBS:
Other U.S. obligations – Ginnie Mae	195	—	195	9	—	204
GSEs:
Freddie Mac	5,212	—	5,212	152	(2)	5,362
Fannie Mae	8,612	—	8,612	289	(8)	8,893
Subtotal GSEs	13,824	—	13,824	441	(10)	14,255
PLRMBS:
Prime	1,970	—	1,970	—	(167)	1,803
Alt-A, option ARM	44	—	44	—	(14)	30
Alt-A, other	1,340	(38)	1,302	15	(158)	1,159
Subtotal PLRMBS	3,354	(38)	3,316	15	(339)	2,992
Total MBS	17,373	(38)	17,335	465	(349)	17,451
Total	$22,886	$(38)	$22,848	$465	$(466)	$22,847

December 31, 2011
	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Carrying Value(1)	Gross Unrecognized Holding Gains(2)	Gross Unrecognized Holding Losses(2)	Estimated Fair Value
Interest-bearing deposits	$3,539	$—	$3,539	$—	$—	$3,539
Commercial paper	1,800	—	1,800	—	—	1,800
Housing finance agency bonds	646	—	646	—	(136)	510
Subtotal	5,985	—	5,985	—	(136)	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	—	217	9	—	226
GSEs:
Freddie Mac	3,374	—	3,374	133	—	3,507
Fannie Mae	8,314	—	8,314	316	(12)	8,618
Subtotal GSEs	11,688	—	11,688	449	(12)	12,125
PLRMBS:
Prime	2,201	—	2,201	1	(249)	1,953
Alt-A, option ARM	46	—	46	—	(17)	29
Alt-A, other	1,489	(45)	1,444	14	(226)	1,232
Subtotal PLRMBS	3,736	(45)	3,691	15	(492)	3,214
Total MBS	15,641	(45)	15,596	473	(504)	15,565
Total	$21,626	$(45)	$21,581	$473	$(640)	$21,414

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2012, and December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position. Total unrealized losses in the following table will not agree to the total gross unrecognized losses in the table above. The unrealized losses in the following table also include non-credit-related OTTI losses recognized in AOCI. For OTTI analysis of held-to-maturity securities, see Note 6 – Other-Than-Temporary Impairment Analysis.

June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$1,350	$—	$—	$—	$1,350	$—
Commercial paper	2,079	—	—	—	2,079	—
Housing finance agency bonds	—	—	467	117	467	117
Subtotal	3,429	—	467	117	3,896	117
MBS:
Other U.S. obligations – Ginnie Mae	—	—	3	—	3	—
GSEs:
Freddie Mac	422	2	18	—	440	2
Fannie Mae	202	2	187	6	389	8
Subtotal GSEs	624	4	205	6	829	10
PLRMBS:
Prime	127	3	1,661	164	1,788	167
Alt-A, option ARM	—	—	30	14	30	14
Alt-A, other	—	—	1,138	196	1,138	196
Subtotal PLRMBS	127	3	2,829	374	2,956	377
Total MBS	751	7	3,037	380	3,788	387
Total	$4,180	$7	$3,504	$497	$7,684	$504

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Interest-bearing deposits	$3,539	$—	$—	$—	$3,539	$—
Commercial paper	300	—	—	—	300	—
Housing finance agency bonds	—	—	510	136	510	136
Subtotal	3,839	—	510	136	4,349	136
MBS:
Other U.S. obligations – Ginnie Mae	—	—	4	—	4	—
GSEs:
Freddie Mac	1	—	24	—	25	—
Fannie Mae	223	3	201	9	424	12
Subtotal GSEs	224	3	225	9	449	12
PLRMBS:
Prime	180	5	1,676	244	1,856	249
Alt-A, option ARM	—	—	29	17	29	17
Alt-A, other	—	—	1,206	271	1,206	271
Subtotal PLRMBS	180	5	2,911	532	3,091	537
Total MBS	404	8	3,140	541	3,544	549
Total	$4,243	$8	$3,650	$677	$7,893	$685

As indicated in the tables above, as of June 30, 2012, the Bank's investments classified as held-to-maturity had gross unrealized losses totaling $504, primarily relating to PLRMBS. The gross unrealized losses associated with the PLRMBS were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of the loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of non-MBS securities by contractual maturity (based on contractual final principal payment) and of MBS as of June 30, 2012, and December 31, 2011, are shown below. Expected maturities of MBS will differ from contractual maturities because borrowers generally have the right to prepay the underlying obligations without prepayment fees.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2012
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$4,929	$4,929	$4,929
Due after 1 year through 5 years	21	21	19
Due after 10 years	563	563	448
Subtotal	5,513	5,513	5,396
MBS:
Other U.S. obligations – Ginnie Mae	195	195	204
GSEs:
Freddie Mac	5,212	5,212	5,362
Fannie Mae	8,612	8,612	8,893
Subtotal GSEs	13,824	13,824	14,255
PLRMBS:
Prime	1,970	1,970	1,803
Alt-A, option ARM	44	44	30
Alt-A, other	1,340	1,302	1,159
Subtotal PLRMBS	3,354	3,316	2,992
Total MBS	17,373	17,335	17,451
Total	$22,886	$22,848	$22,847

December 31, 2011
Year of Contractual Maturity	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value
Held-to-maturity securities other than MBS:
Due in 1 year or less	$5,342	$5,342	$5,342
Due after 5 years through 10 years	23	23	21
Due after 10 years	620	620	486
Subtotal	5,985	5,985	5,849
MBS:
Other U.S. obligations – Ginnie Mae	217	217	226
GSEs:
Freddie Mac	3,374	3,374	3,507
Fannie Mae	8,314	8,314	8,618
Subtotal GSEs	11,688	11,688	12,125
PLRMBS:
Prime	2,201	2,201	1,953
Alt-A, option ARM	46	46	29
Alt-A, other	1,489	1,444	1,232
Subtotal PLRMBS	3,736	3,691	3,214
Total MBS	15,641	15,596	15,565
Total	$21,626	$21,581	$21,414

(1)
Amortized cost includes unpaid principal balance, unamortized premiums and discounts, and previous OTTI recognized in earnings. The carrying value of held-to-maturity securities represents amortized cost after adjustment for non-credit-related OTTI recognized in AOCI.

At June 30, 2012, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $81, discounts of $44, and credit-related OTTI of $5 (including interest accretion adjustments of $4). At December 31, 2011, the amortized cost of the Bank's MBS classified as held-to-maturity included premiums of $80, discounts of

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

$39, and credit-related OTTI of $5 (including interest accretion adjustments of $4).

Interest Rate Payment Terms. Interest rate payment terms for held-to-maturity securities at June 30, 2012, and December 31, 2011, are detailed in the following table:

	June 30, 2012	December 31, 2011
Amortized cost of held-to-maturity securities other than MBS:
Fixed rate	$4,929	$5,339
Adjustable rate	584	646
Subtotal	5,513	5,985
Amortized cost of held-to-maturity MBS:
Passthrough securities:
Fixed rate	1,371	1,778
Adjustable rate	248	158
Collateralized mortgage obligations:
Fixed rate	10,884	8,955
Adjustable rate	4,870	4,750
Subtotal	17,373	15,641
Total	$22,886	$21,626

Certain MBS classified as fixed rate passthrough securities and fixed rate collateralized mortgage obligations have an initial fixed interest rate that subsequently converts to an adjustable interest rate on a specified date as follows:

	June 30, 2012	December 31, 2011
Passthrough securities:
Converts in 1 year or less	$372	$504
Converts after 1 year through 5 years	601	712
Converts after 5 years through 10 years	381	543
Total	$1,354	$1,759
Collateralized mortgage obligations:
Converts in 1 year or less	$279	$519
Converts after 1 year through 5 years	649	804
Converts after 5 years through 10 years	29	30
Total	$957	$1,353
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

PLRMBS. To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

performed a cash flow analysis for all of its PLRMBS as of June 30, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of June 30, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 6% over the 3- to 9-month periods beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 4% over the 3-month period beginning April 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents the ranges of the annualized projected home price recovery rates by month at June 30, 2012.

Months	June 30, 2012
1 - 6	0.0%	-	2.8%
7 - 18	0.0%	-	3.0%
19 - 24	1.0%	-	4.0%
25 - 30	2.0%	-	4.0%
31 - 42	2.0%	-	5.0%
43 - 66	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

For securities determined to be other-than-temporarily impaired as of June 30, 2012 (that is, securities for which the Bank determined that it does not expect to recover the entire amortized cost basis), the following table presents a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

summary of the significant inputs used in measuring the amount of credit loss recognized in earnings in the second quarter of 2012.

June 30, 2012
	Significant Inputs for Other-Than-Temporarily Impaired PLRMBS												Current
	Prepayment Rates				Default Rates				Loss Severities				Credit Enhancement
Year of Securitization	Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %
Prime
2006	10.3	9.4	-	10.5	24.0	22.0	-	32.7	47.0	46.1	-	50.9	3.5	1.6	-	4.0
Total Prime	10.3	9.4	-	10.5	24.0	22.0	-	32.7	47.0	46.1	-	50.9	3.5	1.6	-	4.0
Alt-A, option ARM
2007	1.4	1.4	-	1.4	88.2	88.0	-	88.3	61.6	61.2	-	61.7	36.2	35.7	-	37.8
2006	1.9	1.9	-	1.9	84.4	84.4	-	84.4	63.5	63.5	-	63.5	34.0	34.0	-	34.0
2005	3.4	3.1	-	3.8	64.6	56.1	-	72.9	43.8	38.1	-	48.7	16.1	6.7	-	20.3
Total Alt-A, option ARM	2.1	1.4	-	3.8	80.6	56.1	-	88.3	57.1	38.1	-	63.5	30.0	6.7	-	37.8
Alt-A, other
2007	7.9	4.6	-	10.2	49.3	34.3	-	70.0	47.6	45.6	-	50.3	19.9	4.0	-	41.9
2006	7.6	5.2	-	8.7	47.2	39.7	-	65.1	51.8	47.5	-	57.2	22.7	0.0	-	34.0
2005	9.5	3.8	-	12.8	29.0	18.7	-	54.4	47.2	38.3	-	58.1	11.1	0.0	-	26.0
2004 and earlier	10.8	9.0	-	12.3	25.7	14.5	-	42.4	45.0	40.0	-	55.2	11.7	7.5	-	18.4
Total Alt-A, other	8.4	3.8	-	12.8	40.8	14.5	-	70.0	49.5	38.3	-	58.1	18.3	0.0	-	41.9
Total	7.0	1.4	-	12.8	49.6	14.5	-	88.3	51.2	38.1	-	63.5	20.8	0.0	-	41.9

Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the PLRMBS investments in each category shown. The classification (Prime; Alt-A, option ARM; and Alt-A, other) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

The following tables present the Bank's credit- and non-credit-related OTTI on its other-than-temporarily impaired PLRMBS during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$(4)	$(14)	$(18)
Alt-A, option ARM	(5)	(1)	(6)	(12)	(52)	(64)
Alt-A, other	(13)	(2)	(15)	(100)	19	(81)
Total	$(18)	$(3)	$(21)	$(116)	$(47)	$(163)

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$—	$—	$—	$(13)	$(16)	$(29)
Alt-A, option ARM	(5)	(1)	(6)	(18)	(70)	(88)
Alt-A, other	(24)	—	(24)	(173)	18	(155)
Total	$(29)	$(1)	$(30)	$(204)	$(68)	$(272)

For each security classified as held-to-maturity, the estimated non-credit-related OTTI is accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). The Bank accreted $5 and $253 from AOCI to increase the carrying value of the respective PLRMBS classified as held-to-maturity for the six months ended June 30, 2012 and 2011, respectively. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

The following table presents the credit-related OTTI, which is recognized in earnings, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of the period	$1,371	$1,061	$1,362	$952
Charges on securities for which OTTI was not previously recognized	—	3	—	4
Additional charges on securities for which OTTI was previously recognized(1)	21	160	30	268
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(5)	(1)	(5)	(1)
Balance, end of the period	$1,387	$1,223	$1,387	$1,223

(1)
For the three months ended June 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to April 1, 2012. For the three months ended June 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to April 1, 2011. For the six months ended June 30, 2012, “securities for which OTTI was previously recognized” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the six months ended June 30, 2011, “securities for which OTTI was previously recognized” represents all securities that were also previously other-than-temporarily impaired prior to January 1, 2011.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

or other factors, while recognizing the Bank's intent to hold these securities for an indefinite period of time. The Bank does not intend to sell its other-than-temporarily impaired securities and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The following tables summarize the PLRMBS transferred from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the three and six months ended June 30, 2012. The amounts shown represent the values when the securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$—	$—	$—	$—	$390	$(103)	$44	$331
Alt-A, option ARM	—	—	—	—	1,223	(414)	63	872
Alt-A, other	26	(7)	—	19	1,013	(216)	61	858
Total	$26	$(7)	$—	$19	$2,626	$(733)	$168	$2,061

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value	Amortized Cost	OTTI Recognized in AOCI	Gross Unrecognized Holding Gains	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
PLRMBS:
Prime	$3	$—	$—	$3	$1,058	$(294)	$143	$907
Alt-A, option ARM	—	—	—	—	1,575	(520)	78	1,133
Alt-A, other	65	(13)	—	52	7,083	(1,687)	636	6,032
Total	$68	$(13)	$—	$55	$9,716	$(2,501)	$857	$8,072

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges during the three months ended June 30, 2012 and 2011, by loan collateral type:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2012
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$2	$2	$2
Alt-A, option ARM	466	261	218
Alt-A, other	1,642	1,488	1,245
Total	$2,110	$1,751	$1,465

June 30, 2011
	Available-for-Sale Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$875	$781	$680
Alt-A, option ARM	1,895	1,522	1,095
Alt-A, other	6,594	5,972	5,112
Total	$9,364	$8,275	$6,887

The following tables present the Bank's other-than-temporarily impaired PLRMBS that incurred OTTI charges anytime during the life of the securities at June 30, 2012, and December 31, 2011, by loan collateral type:

June 30, 2012
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,049	$901	$789	$9	$9	$9	$9
Alt-A, option ARM	1,736	1,316	918	—	—	—	—
Alt-A, other	7,585	6,710	5,702	183	181	143	154
Total	$10,370	$8,927	$7,409	$192	$190	$152	$163

December 31, 2011
	Available-for-Sale Securities			Held-to-Maturity Securities
	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	$1,125	$977	$832	$27	$27	$26	$27
Alt-A, option ARM	1,834	1,414	969	—	—	—	—
Alt-A, other	7,977	7,133	5,886	209	207	162	165
Total	$10,936	$9,524	$7,687	$236	$234	$188	$192

For the Bank's PLRMBS that were not other-than-temporarily impaired as of June 30, 2012, the Bank has experienced net unrealized losses and a decrease in fair value primarily because of illiquidity in the MBS market,

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2012, the gross unrealized losses on these remaining PLRMBS are temporary. These securities were included in the securities that the Bank reviewed and analyzed for OTTI as discussed above, and the analyses performed indicated that these securities were not other-than-temporarily impaired.

All Other Available-for-Sale and Held-to-Maturity Investments. The Bank determined that, as of June 30, 2012, the de minimis gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

As of June 30, 2012, the Bank's investments in housing finance agency bonds, which were issued by the California Housing Finance Agency (CalHFA), had gross unrealized losses totaling $117. These gross unrealized losses were mainly due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2012, all of the gross unrealized losses on the bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2012, all of the gross unrealized losses on its agency MBS are temporary.

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

Redemption Terms. The Bank had advances outstanding, excluding overdrawn demand deposit accounts, at interest rates ranging from 0.12% to 8.57% at June 30, 2012, and 0.05% to 8.57% at December 31, 2011, as summarized below.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$23,377	0.72%	$26,432	0.88%
After 1 year through 2 years	11,371	1.36	20,608	1.03
After 2 years through 3 years	5,962	1.69	5,840	1.73
After 3 years through 4 years	5,280	1.98	5,686	2.02
After 4 years through 5 years	5,718	1.23	5,634	1.46
After 5 years	3,722	2.13	3,236	2.78
Total par amount	55,430	1.22%	67,436	1.24%
Valuation adjustments for hedging activities	317		302
Valuation adjustments under fair value option	327		426
Total	$56,074		$68,164

Many of the Bank's advances are prepayable at the member's option. However, when advances are prepaid, the member is generally charged a prepayment fee intended to make the Bank financially indifferent to the prepayment. In addition, for certain advances with partial prepayment symmetry, the Bank may charge the member a prepayment fee or pay the member a prepayment credit depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank had advances with partial prepayment symmetry outstanding totaling $6,682 at June 30, 2012, and $6,875 at December 31, 2011. Some advances may be repaid on pertinent call dates without prepayment fees (callable advances). The Bank had callable advances outstanding totaling $122 at June 30, 2012, and $328 at December 31, 2011.

The Bank's advances at June 30, 2012, and December 31, 2011, included $594 and $1,461, respectively, of putable advances. At the Bank's discretion, the Bank may terminate these advances on predetermined exercise dates and offer replacement funding at prevailing market rates, subject to certain conditions. The Bank would typically exercise such termination rights when interest rates increase.

The following table summarizes advances at June 30, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date for callable advances and by the earlier of the year of contractual maturity or next put date for putable advances.

	Earlier of Contractual Maturity or Next Call Date		Earlier of Contractual Maturity or Next Put Date
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Within 1 year	$23,499	$26,755	$23,931	$27,566
After 1 year through 2 years	11,371	20,602	11,356	20,513
After 2 years through 3 years	5,954	5,805	5,820	5,748
After 3 years through 4 years	5,275	5,665	5,130	5,416
After 4 years through 5 years	5,700	5,583	5,568	5,559
After 5 years	3,631	3,026	3,625	2,634
Total par amount	$55,430	$67,436	$55,430	$67,436

Credit and Concentration Risk. The following tables present the concentration in advances to the top five borrowers and their affiliates at June 30, 2012, and June 30, 2011. The tables also present the interest income from these advances before the impact of interest rate exchange agreements associated with these advances for the three and six months ended June 30, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$13,700	25%	$26	15%	$53	14%
JPMorgan Chase Bank, National Association(3)	1,553	3	3	2	7	2
Subtotal JPMorgan Chase & Co.	15,253	28	29	17	60	16
Citibank, N.A.(3)	11,287	20	13	7	28	7
Bank of the West	4,511	8	26	15	53	14
Bank of America California, N.A.	3,200	6	2	1	9	2
First Republic Bank	3,150	6	14	8	26	7
Subtotal	37,401	68	84	48	176	46
Others	18,029	32	92	52	198	54
Total	$55,430	100%	$176	100%	$374	100%

	June 30, 2011		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Name of Borrower	Advances Outstanding(1)	Percentage of Total Advances Outstanding	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances	Interest Income from Advances(2)	Percentage of Total Interest Income from Advances
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	$23,200	28%	$30	12%	$61	12%
JPMorgan Chase Bank, National Association(3)	1,567	2	3	1	12	2
Subtotal JPMorgan Chase & Co.	24,767	30	33	13	73	14
Citibank, N.A. (3)	24,010	29	16	7	34	6
Bank of America California, N.A.	5,200	6	17	7	42	8
OneWest Bank, FSB	4,645	6	28	11	64	12
Union Bank, N.A.	4,500	6	18	7	33	6
Subtotal	63,122	77	112	45	246	46
Others	18,988	23	138	55	283	54
Total	$82,110	100%	$250	100%	$529	100%

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

The Bank held a security interest in collateral from each of the top five advances borrowers and their affiliates sufficient to support their respective advances outstanding, and the Bank does not expect to incur any credit losses on these advances. As of June 30, 2012, two of the advances borrowers and their affiliates (JPMorgan Chase & Co. and Citibank, N.A.) each owned more than 10% of the Bank's outstanding capital stock, including mandatorily redeemable capital stock.

For information related to the Bank's credit risk on advances and allowance methodology for credit losses, see Note 9 – Allowance for Credit Losses.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Interest Rate Payment Terms. Interest rate payment terms for advances at June 30, 2012, and December 31, 2011, are detailed below:

	June 30, 2012	December 31, 2011
Par amount of advances:
Fixed rate:
Due within 1 year	$6,144	$11,606
Due after 1 year	20,871	20,577
Total fixed rate	27,015	32,183
Adjustable rate
Due within 1 year	17,233	14,826
Due after 1 year	11,182	20,427
Total adjustable rate	28,415	35,253
Total par amount	$55,430	$67,436

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

At June 30, 2012, and December 31, 2011, the Bank used derivatives to effectively convert 74% and 75% of the fixed rate advances to an adjustable rate, such as LIBOR, and 1% and 0% of the adjustable rate advances to a different adjustable rate index, such as 1-month or 3-month LIBOR.

The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2012, and December 31, 2011.

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Prepayment fees received	$10	$22	$105	$55
Fair value adjustments	(9)	(18)	(82)	(45)
Net	$1	$4	$23	$10
Advance principal prepaid	$163	$2,620	$1,516	$3,295

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

The following table presents information as of June 30, 2012, and December 31, 2011, on mortgage loans, all of which are secured by one- to four-unit residential properties and single-unit second homes.

	June 30, 2012	December 31, 2011
Fixed rate medium-term mortgage loans	$432	$519
Fixed rate long-term mortgage loans	1,123	1,322
Subtotal	1,555	1,841
Unamortized premiums	12	15
Unamortized discounts	(16)	(21)
Mortgage loans held for portfolio	1,551	1,835
Less: Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$1,547	$1,829

Medium-term loans have original contractual terms of 15 years or less, and long-term loans have contractual terms of more than 15 years.

Concentration Risk. The Bank had the following concentration in MPF loans with institutions whose outstanding total of mortgage loans sold to the Bank represented 10% or more of the Bank's total outstanding mortgage loans at June 30, 2012, and December 31, 2011.

June 30, 2012
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,224	79%	11,138	71%
OneWest Bank, FSB	203	13	3,335	21
Subtotal	1,427	92	14,473	92
Others	128	8	1,279	8
Total	$1,555	100%	15,752	100%

December 31, 2011
Name of Institution	Mortgage Loan Balances Outstanding	Percentage of Total Mortgage Loan Balances Outstanding	Number of Mortgage Loans Outstanding	Percentage of Total Number of Mortgage Loans Outstanding
JPMorgan Chase Bank, National Association	$1,454	79%	12,729	72%
OneWest Bank, FSB	238	13	3,625	20
Subtotal	1,692	92	16,354	92
Others	149	8	1,431	8
Total	$1,841	100%	17,785	100%

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

The Bank manages its credit exposure relating to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit the risk of loss while taking into account borrowers' needs for a reliable funding source. At June 30, 2012, and December 31, 2011, none of the Bank's credit products were past due, on nonaccrual status, or considered impaired. There were no troubled debt restructurings related to credit products during the six months ended June 30, 2012, or during 2011.

Based on the collateral pledged as security for advances, the Bank's credit analyses of members' financial condition, and the Bank's credit extension and collateral policies as of June 30, 2012, the Bank expects to collect all amounts due according to the contractual terms. Therefore, no allowance for losses on credit products was deemed necessary by the Bank. The Bank has never experienced any credit losses on its credit products.

During the first six months of 2012, two member institutions were placed into receivership or liquidation. These institutions had no advances outstanding at the time they were placed into receivership or liquidation. Bank capital stock held by one of the institutions totaling $4 was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From July 1, 2012, to July 31, 2012, no member institutions were placed into receivership.

Mortgage Loans Held for Portfolio. A mortgage loan is considered to be impaired when it is reported 90 days or more past due (nonaccrual) or when it is probable, based on current information and events, that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

offset losses under the master commitment. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as interest income on nonaccrual loans, as noted below.

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
The following table presents information on delinquent mortgage loans as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
	Recorded Investment(1)	Recorded Investment(1)
30 – 59 days delinquent	$19	$24
60 – 89 days delinquent	8	9
90 days or more delinquent	35	34
Total past due	62	67
Total current loans	1,496	1,777
Total mortgage loans	$1,558	$1,844
In process of foreclosure, included above(2)	$23	$21
Nonaccrual loans	$35	$34
Loans past due 90 days or more and still accruing interest	$—	$—
Serious delinquencies(3) as a percentage of total mortgage loans outstanding	2.25%	1.83%

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

The allowance for credit losses on the mortgage loan portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of the period	$6	$3	$6	$3
Charge-offs – transferred to real estate owned (REO)	—	(1)	(1)	(1)
Provision for credit losses	(2)	3	(1)	3
Balance, end of the period	$4	$5	$4	$5
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.02)%	(0.03)%	(0.03)%

The allowance for credit losses and recorded investment by impairment methodology for individually and collectively evaluated impaired loans are as follows:

	June 30, 2012	December 31, 2011
Allowance for credit losses, end of period
Individually evaluated for impairment	$4	$4
Collectively evaluated for impairment	—	2
Total allowance for credit losses	$4	$6

Recorded investment, end of period
Individually evaluated for impairment	$35	$40
Collectively evaluated for impairment	1,523	1,804
Total recorded investment	$1,558	$1,844

The recorded investment, unpaid principal balance, and related allowance of impaired loans individually evaluated for impairment are as follows:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$19	$19	$—	$23	$23	$—
With an allowance	16	16	4	17	17	4
Total	$35	$35	$4	$40	$40	$4

The average recorded investment on impaired loans individually evaluated for impairment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
With no related allowance	$17	$24	$19	$24
With an allowance	18	14	18	13
Total	$35	$38	$37	$37

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

Allowance for Credit Losses on MPF Loans - The Bank evaluates the allowance for credit losses on MPF mortgage loans based on two components. The first component applies to each individual loan that is specifically identified as impaired. The Bank evaluates the exposure on these loans by considering the first layer of loss protection (the liquidation value of the real property securing the loan) and the availability and collectability of credit enhancements under the terms of each Master Commitment and records a provision for credit losses. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2012, and December 31, 2011, and for MPF Plus loans totaling $4 as of June 30, 2012, and $4 as of December 31, 2011.

The second component applies to loans that are not specifically identified as impaired and is based on the Bank's estimate of probable credit losses on those loans as of the financial statement date. The Bank evaluates the credit loss exposure on a loan pool basis considering various observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. The Bank also considers the availability and collectability of credit enhancements from institutions or from mortgage insurers under the terms of each Master Commitment. For this component, the Bank established an allowance for credit losses for Original MPF loans totaling de minimis amounts as of June 30, 2012, and December 31, 2011, and for MPF Plus loans totaling a de minimis amount as of June 30, 2012, and $2 as of December 31, 2011.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

During the three and six months ended June 30, 2012, and the year ended December 31, 2011, a de minimis amount of the Bank's MPF loans were classified as troubled debt restructurings.

Term Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at June 30, 2012. The Bank did not have any term securities purchased under agreements to resell at December 31, 2011.

Term Federal Funds Sold. The Bank invests in Federal funds sold with highly rated counterparties, and these investments are evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in Federal funds sold as of June 30, 2012, and December 31, 2011, were repaid or are expected to be repaid according to the contractual terms.

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

Deposits as of June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Interest-bearing deposits:
Demand and overnight	$143	$151
Term	2	1
Other	—	3
Total interest-bearing deposits	145	155
Non-interest-bearing deposits	2	1
Total	$147	$156

Interest Rate Payment Terms. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Interest rate payment terms for deposits at June 30, 2012, and December 31, 2011, are detailed in the following table:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Interest-bearing deposits:
Fixed rate	$2	0.02%	$1	0.01%
Adjustable rate	143	0.01	154	0.01
Total interest-bearing deposits	145	0.01	155	0.01
Non-interest-bearing deposits	2	—	1	—
Total	$147	0.01%	$156	0.01%

The aggregate amount of time deposits with a denomination of $0.1 or more was $2 at June 30, 2012, and $1 at December 31, 2011. These time deposits were scheduled to mature within three months.

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
Redemption Terms. The following is a summary of the Bank's participation in consolidated obligation bonds at June 30, 2012, and December 31, 2011.

	June 30, 2012		December 31, 2011
Contractual Maturity	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Within 1 year	$34,422	0.95%	$40,924	0.54%
After 1 year through 2 years	18,014	1.80	19,124	2.38
After 2 years through 3 years	1,738	1.83	3,731	1.92
After 3 years through 4 years	3,785	1.97	2,955	1.96
After 4 years through 5 years	7,536	3.05	8,006	3.15
After 5 years	6,856	2.53	7,301	3.37
Index amortizing notes	4	4.61	4	4.61
Total par amount	72,355	1.60%	82,045	1.59%
Unamortized premiums	84		89
Unamortized discounts	(28)		(35)
Valuation adjustments for hedging activities	1,091		1,208
Fair value option valuation adjustments	26		43
Total	$73,528		$83,350

The Bank's participation in consolidated obligation bonds outstanding includes callable bonds of $12,446 at June 30, 2012, and $17,091 at December 31, 2011. Contemporaneous with the issuance of a callable bond for which the Bank is the primary obligor, the Bank routinely enters into an interest rate swap (in which the Bank pays a

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

variable rate and receives a fixed rate) with a call feature that mirrors the call option embedded in the bond (a sold callable swap). The Bank had notional amounts of interest rate exchange agreements hedging callable bonds of $7,307 at June 30, 2012, and $11,541 at December 31, 2011. The combined sold callable swap and callable bond enable the Bank to meet its funding needs at costs not otherwise directly attainable solely through the issuance of non-callable debt, while effectively converting the Bank's net payment to an adjustable rate.
The Bank's participation in consolidated obligation bonds was as follows:

	June 30, 2012	December 31, 2011
Par amount of consolidated obligation bonds:
Non-callable	$59,909	$64,954
Callable	12,446	17,091
Total par amount	$72,355	$82,045

The following is a summary of the Bank's participation in consolidated obligation bonds outstanding at June 30, 2012, and December 31, 2011, by the earlier of the year of contractual maturity or next call date.

Earlier of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Within 1 year	$43,521	$51,735
After 1 year through 2 years	18,412	18,954
After 2 years through 3 years	1,313	2,661
After 3 years through 4 years	3,114	1,985
After 4 years through 5 years	5,134	5,761
After 5 years	857	945
Index amortizing notes	4	4
Total par amount	$72,355	$82,045
Consolidated obligation discount notes are consolidated obligations issued to raise short-term funds. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank's participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	June 30, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Par amount	$17,617	0.14%	$19,159	0.11%
Unamortized discounts	(6)		(7)
Total	$17,611		$19,152
Interest Rate Payment Terms. Interest rate payment terms for consolidated obligations at June 30, 2012, and December 31, 2011, are detailed in the following table. For information on the general terms and types of consolidated obligations outstanding, see “Item 8. Financial Statements and Supplementary Data – Note 12 – Consolidated Obligations” in the Bank's 2011 Form 10-K.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012	December 31, 2011
Par amount of consolidated obligations:
Bonds:
Fixed rate	$52,354	$59,607
Adjustable rate	17,288	19,688
Step-up	2,589	2,221
Step-down	65	115
Fixed rate that converts to adjustable rate	40	290
Adjustable rate that converts to fixed rate	15	35
Adjustable rate that converts to step-up	—	75
Range bonds	—	10
Index amortizing notes	4	4
Total bonds, par	72,355	82,045
Discount notes, par	17,617	19,159
Total consolidated obligations, par	$89,972	$101,204

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

At June 30, 2012, and December 31, 2011, the Bank used interest exchange agreements to effectively convert 79% and 80% of the fixed rate bonds to an adjustable rate, such as LIBOR, and 100% and 96% of the adjustable rate bonds to a different adjustable rate index, such as 1-month or 3-month LIBOR. At June 30, 2012, and December 31, 2011, the Bank used interest rate exchange agreements to effectively convert 64% and 61% of the fixed rate discount notes to an adjustable rate, such as LIBOR.

The Bank did not have any bonds with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2012, and December 31, 2011.

Note 12 — Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income for the six months ended June 30, 2012 and 2011:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Net unrealized gain/(loss) on available-for-sale securities	Net non-credit-related OTTI loss on available-for-sale securities	Net non-credit-related OTTI loss on held-to-maturity securities	Pension and postretirement benefits	Total accumulated other comprehensive income/(loss)
Balance, December 31, 2010	$(2)	$—	$(2,934)	$(7)	$(2,943)
Other comprehensive income/(loss)	2	(1,524)	2,773	—	1,251
Balance, June 30, 2011	$—	$(1,524)	$(161)	$(7)	$(1,692)

Balance, December 31, 2011	$1	$(1,836)	$(46)	$(12)	$(1,893)
Other comprehensive income/(loss)	(1)	318	8	—	325
Balance, June 30, 2012	$—	$(1,518)	$(38)	$(12)	$(1,568)

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

As of June 30, 2012, and December 31, 2011, the Bank was in compliance with these capital rules and requirements as shown in the following table.

	June 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Risk-based capital	$4,192	$11,742	$4,915	$12,176
Total regulatory capital	$4,106	$11,742	$4,542	$12,176
Total regulatory capital ratio	4.00%	11.44%	4.00%	10.72%
Leverage capital	$5,133	$17,613	$5,678	$18,264
Leverage ratio	5.00%	17.16%	5.00%	16.08%

Mandatorily Redeemable Capital Stock. The Bank had mandatorily redeemable capital stock totaling $5,048 outstanding to 52 institutions at June 30, 2012, and $5,578 outstanding to 53 institutions at December 31, 2011. The change in mandatorily redeemable capital stock for the three and six months ended June 30, 2012 and 2011, was as follows:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at the beginning of the period	$5,307	$3,102	$5,578	$3,749
Reclassified from/(to) capital during the period:
Merger with or acquisition by nonmember institution	—	12	—	13
Termination of membership(1)	4	3,165	4	3,167
Acquired by/transferred to members(2)	—	—	—	(500)
Redemption of mandatorily redeemable capital stock	(1)	(3)	(6)	(26)
Repurchase of excess mandatorily redeemable capital stock	(262)	(132)	(528)	(259)
Balance at the end of the period	$5,048	$6,144	$5,048	$6,144

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

Cash dividends on mandatorily redeemable capital stock in the amount of $7 and $14 were recorded as interest expense for the three and six months ended June 30, 2012. Cash dividends on mandatorily redeemable capital stock in the amount of $3 and $6 were recorded as interest expense for the three and six months ended June 30, 2011.

The Bank's mandatorily redeemable capital stock is discussed more fully in “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
The following table presents mandatorily redeemable capital stock amounts by contractual redemption period at June 30, 2012, and December 31, 2011.

Contractual Redemption Period	June 30, 2012	December 31, 2011
Within 1 year	$39	$49
After 1 year through 2 years	1,007	1,086
After 2 years through 3 years	1,162	1,288
After 3 years through 4 years	2,829	250
After 4 years through 5 years	11	2,905
Total	$5,048	$5,578

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1,800, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the applicable methodology and analysis to determine whether any adjustments are appropriate. As of June 30, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1,800.

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

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012				June 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$100	$1,800	$63	$1,963	$149	$1,514	$1,663
Transfers to/(from) restricted retained earnings	(28)	—	19	(9)	(19)	21	2
Balance at end of the period	$72	$1,800	$82	$1,954	$130	$1,535	$1,665

	Six Months Ended
	June 30, 2012				June 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$79	$1,695	$29	$1,803	$148	$1,461	$1,609
Transfers to/(from) restricted retained earnings	(7)	105	53	151	(18)	74	56
Balance at end of the period	$72	$1,800	$82	$1,954	$130	$1,535	$1,665

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $13 at an annualized rate of 0.51% in the second quarter of 2012, and $10 at an annualized rate of 0.31% in the second quarter of 2011.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $26 at an annualized rate of 0.50% in the first six months of 2012, and $19 at an annualized rate of 0.30% in the first six months of 2011.
On July 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2012 at an annualized dividend rate of 0.47%. The Bank recorded the dividend on July 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the second quarter dividend (including dividends on mandatorily redeemable capital stock), which will total $12, on or about August 13, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess stock (defined as any stock holdings in excess of a shareholder's minimum capital stock requirement, as established by the Bank's capital plan) exceeds 1% of its total assets. As of June 30, 2012, the Bank's excess capital stock totaled $5,993, or 5.84% of total assets.

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

On a quarterly basis, the Bank determines whether it will repurchase excess capital stock. Because of a decision to preserve capital in view of the possibility of future OTTI charges on the Bank's PLRMBS portfolio, the Bank did not fully repurchase excess capital stock, created primarily by declining advances balances, in 2011 and in the first six months of 2012. The Bank opted to maintain its strong regulatory capital position, while repurchasing $446 and $454 in excess capital stock in the first and second quarters of 2012, respectively. The Bank repurchased excess capital stock totaling $445, $471, $460, and $469 in the first, second, third, and fourth quarters of 2011, respectively.

During the second quarter of 2012, the five-year redemption period for $1 in mandatorily redeemable capital stock expired, and the Bank redeemed the stock at its $100 par value on the relevant expiration dates.

On July 26, 2012, the Bank announced that it plans to repurchase up to $500 in excess capital stock on August 14, 2012. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

shareholder's excess capital stock.

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

Excess capital stock totaled $5,993 as of June 30, 2012, and $6,214 as of December 31, 2011.

For more information on excess and surplus capital stock, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Capital” in the Bank's 2011 Form 10-K.
Concentration. The following table presents the concentration in capital stock held by institutions whose capital stock ownership represented 10% or more of the Bank's outstanding capital stock, including mandatorily redeemable capital stock, as of June 30, 2012, and December 31, 2011.

	June 30, 2012		December 31, 2011
Name of Institution	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding	Capital Stock Outstanding	Percentage of Total Capital Stock Outstanding
Citigroup Inc.:
Citibank, N.A.(1)(2)	$2,611	27%	$2,884	28%
Banamex USA	2	—	2	—
Subtotal Citigroup Inc.	2,613	27	2,886	28
JPMorgan Chase & Co.:
JPMorgan Bank & Trust Company, National Association	1,213	13	1,340	13
JPMorgan Chase Bank, National Association(2)	808	8	893	9
Subtotal JPMorgan Chase & Co.	2,021	21	2,233	22
Wells Fargo & Company:
Wells Fargo Bank, N.A.(2)	1,071	11	1,183	11
Wells Fargo Financial National Bank	4	—	4	—
Subtotal Wells Fargo & Company	1,075	11	1,187	11
Total capital stock ownership over 10%	5,709	59	6,306	61
Others	3,982	41	4,067	39
Total	$9,691	100%	$10,373	100%

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
The following table presents the Bank's adjusted net interest income by operating segment and reconciles total adjusted net interest income to income before assessments for the three and six months ended June 30, 2012 and 2011.

	Advances- Related Business	Mortgage- Related Business(1)	Adjusted Net Interest Income	Amortization of Basis Adjustments(2)	Net Interest Expense on Economic Hedges(3)	Interest Expense on Mandatorily Redeemable Capital Stock(4)	Net Interest Income	Other Loss	Other Expense	Income Before Assessments
Three months ended:
June 30, 2012	$59	$138	$197	$(21)	$(7)	$7	$218	$(82)	$34	$102
June 30, 2011	88	142	230	(27)	(7)	3	261	(219)	30	12
Six months ended:
June 30, 2012	132	265	397	(58)	(18)	14	459	(102)	66	291
June 30, 2011	181	275	456	(50)	(17)	6	517	(361)	62	94

(1)
Does not include credit-related OTTI charges of $21 and $163 for the three months ended June 30, 2012 and 2011, respectively. Does not include credit-related OTTI charges of $30 and $272 for the six months ended June 30, 2012 and 2011, respectively.

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

(4)	The Bank excludes interest expense on mandatorily redeemable capital stock from adjusted net interest income in its analysis of financial performance for its two operating segments.

The following table presents total assets by operating segment at June 30, 2012, and December 31, 2011.

	Advances- Related Business	Mortgage- Related Business	Total Assets
June 30, 2012	$76,230	$26,432	$102,662
December 31, 2011	88,302	25,250	113,552

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

The notional principal of the interest rate exchange agreements associated with derivatives with members and offsetting derivatives with other counterparties was $810 at June 30, 2012, and December 31, 2011. The Bank did not have any interest rate exchange agreements outstanding at June 30, 2012, and December 31, 2011, that were used to offset the economic effect of other derivatives that were no longer designated to advances, investments, or consolidated obligations.

Investments – The Bank may invest in U.S. Treasury and agency obligations, agency MBS, and the taxable portion

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

of highly rated state or local housing finance agency obligations. In the past, the Bank has also invested in PLRMBS rated AAA at the time of acquisition. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment risk and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with a combination of consolidated obligations and callable swaps or swaptions. The Bank may execute callable swaps and purchase swaptions in conjunction with the issuance of certain liabilities to create funding that is economically equivalent to fixed rate callable debt. Although these derivatives are economic hedges against prepayment risk and are designated to individual liabilities, they do not receive either fair value or cash flow hedge accounting treatment. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

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

The Bank did not have any consolidated obligations denominated in currencies other than U.S. dollars outstanding during the six months ended June 30, 2012, or the twelve months ended December 31, 2011.

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

The notional amount of an interest rate exchange agreement serves as a basis for calculating periodic interest payments or cash flows and is not a measure of the amount of credit risk from that transaction. The Bank had notional amounts outstanding of $112,577 and $129,576 at June 30, 2012, and December 31, 2011, respectively. The notional amount does not represent the exposure to credit loss. The amount potentially subject to credit loss is the estimated cost of replacing an interest rate exchange agreement that has a net favorable position if the counterparty defaults; this amount is substantially less than the notional amount.

The following table presents credit risk exposure on derivative instruments. Collateral does not include a counterparty's pledged collateral that exceeds the Bank's net position with the counterparty.

	June 30, 2012	December 31, 2011
Total net exposure at fair value(1)	$785	$914
Cash collateral held	441	514
Net exposure after cash collateral	344	400
Securities collateral held	331	381
Net exposure after collateral	$13	$19

(1)	Includes net accrued interest receivable of $99 and $86 as of June 30, 2012, and December 31, 2011, respectively.

The Bank's derivatives agreements contain provisions that link the Bank's credit rating from Moody's and Standard & Poor's to various rights and obligations. Certain of these derivatives agreements provide that, if the Bank's debt rating falls below A3/A- (and in one agreement, below A2/A), the Bank's counterparty would have the right, but not the obligation, to terminate all of its outstanding derivatives transactions with the Bank. In addition, the amount of collateral that the Bank is required to deliver to a counterparty depends on the Bank's credit rating. The aggregate

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

fair value of all derivative instruments with credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) at June 30, 2012, was $59, for which the Bank had posted collateral with a fair value of $33 in the normal course of business. If the Bank's credit rating at June 30, 2012, had been Aa/AA (the next lower rating that might require an increase in collateral to be delivered by the Bank) instead of Aaa/AA+ (the Bank's current rating), then the Bank would have been required to deliver up to an additional $20 of collateral (at fair value) to its derivatives counterparties at June 30, 2012.

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

The following table summarizes the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2012, and December 31, 2011. For purposes of this disclosure, the derivatives values include the fair value of derivatives and related accrued interest.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012			December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$46,988	$1,126	$314	$56,355	$1,241	$309
Total	46,988	1,126	314	56,355	1,241	309
Derivatives not designated as hedging instruments:
Interest rate swaps	64,613	323	405	72,245	366	492
Interest rate caps, floors, corridors, and/or collars	976	2	8	976	4	11
Total	65,589	325	413	73,221	370	503
Total derivatives before netting and collateral adjustments	$112,577	1,451	727	$129,576	1,611	812
Netting adjustments by counterparty		(666)	(666)		(697)	(697)
Cash collateral and related accrued interest		(441)	(7)		(514)	(42)
Total collateral and netting adjustments(1)		(1,107)	(673)		(1,211)	(739)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$344	$54		$400	$73

(1)
Amounts include the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

The following table presents the components of net gain/(loss) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives and hedged items in fair value hedging relationships – hedge ineffectiveness by derivative type:
Interest rate swaps	$(13)	$(6)	$(15)	$(5)
Total net loss related to fair value hedge ineffectiveness	(13)	(6)	(15)	(5)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(54)	(78)	(38)	(50)
Interest rate caps, floors, corridors, and/or collars	1	—	1	1
Net interest settlements	(7)	(7)	(18)	(17)
Total net loss related to derivatives not designated as hedging instruments	(60)	(85)	(55)	(66)
Net loss on derivatives and hedging activities	$(73)	$(91)	$(70)	$(71)

The following tables present, by type of hedged item, the gains and losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and six months ended June 30, 2012 and 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	Three Months Ended
	June 30, 2012				June 30, 2011
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(51)	$51	$—	$(36)	$(41)	$41	$—	$(66)
Consolidated obligation bonds	(39)	26	(13)	137	50	(56)	(6)	317
Total	$(90)	$77	$(13)	$101	$9	$(15)	$(6)	$251

	Six Months Ended
	June 30, 2012				June 30, 2011
Hedged Item Type	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)	Gain/ (Loss) on Derivatives	Gain/ (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(27)	$28	$1	$(75)	$41	$(40)	$1	$(150)
Consolidated obligation bonds	(103)	87	(16)	271	(264)	258	(6)	647
Total	$(130)	$115	$(15)	$196	$(223)	$218	$(5)	$497

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

For the three and six months ended June 30, 2012 and 2011, there were no reclassifications from other comprehensive income/(loss) into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2012, the amount of unrecognized net losses on derivative instruments accumulated in other comprehensive income/(loss) expected to be reclassified to earnings during the next 12 months was de minimis. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than three months.

Note 16 — Fair Value

The following fair value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2012, and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, the fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair value summary table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of total assets and liabilities on a combined basis.

The following tables present the carrying value and the estimated fair value of the Bank's financial instruments at June 30, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets
Cash and due from banks	$138	$138	$138	$—	$—	$—
Securities purchased under agreements to resell	3,500	3,500	—	3,500	—	—
Federal funds sold	6,250	6,250	—	6,250	—	—
Trading securities	3,970	3,970	—	3,970	—	—
Available-for-sale securities	7,715	7,715	—	306	7,409	—
Held-to-maturity securities	22,848	22,847	—	19,388	3,459	—
Advances	56,074	56,286	—	56,286	—	—
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,547	1,694	—	1,694	—	—
Accrued interest receivable	152	152	—	152	—	—
Derivative assets, net(1)	344	344	—	1,451	—	(1,107)
Liabilities
Deposits	147	147	—	147	—	—
Consolidated obligations:
Bonds	73,528	73,845	—	73,845	—	—
Discount notes	17,611	17,612	—	17,612	—	—
Total consolidated obligations	91,139	91,457	—	91,457	—	—
Mandatorily redeemable capital stock	5,048	5,048	5,048	—	—	—
Accrued interest payable	208	208	—	208	—	—
Derivative liabilities, net(1)	54	54	—	727	—	(673)
Other
Standby letters of credit	10	10	—	10	—	—

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets
Cash and due from banks	$3,494	$3,494
Federal funds sold	5,366	5,366
Trading securities	2,808	2,808
Available-for-sale securities	9,613	9,613
Held-to-maturity securities	21,581	21,414
Advances	68,164	68,584
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	1,829	1,976
Accrued interest receivable	180	180
Derivative assets, net(1)	400	400
Liabilities
Deposits	156	156
Consolidated obligations:
Bonds	83,350	83,878
Discount notes	19,152	19,155
Total consolidated obligations	102,502	103,033
Mandatorily redeemable capital stock	5,578	5,578
Accrued interest payable	241	241
Derivative liabilities, net(1)	73	73
Other
Standby letters of credit	6	6

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

The following assets and liabilities, including those for which the Bank has elected the fair value option, are carried at fair value on the Statements of Condition as of June 30, 2012:

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

Investment Securities – MBS – To value its MBS, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing, to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of price discrepancies identified by the Bank.

In the first quarter of 2012, the Bank conducted reviews of the four pricing vendors to update and confirm its understanding of the vendors' pricing processes, methodologies, and control procedures.

The Bank's valuation technique for estimating the fair values of its MBS first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the default fair value) subject to additional validation. All vendor prices that are within a specified tolerance threshold of the median price are included in the cluster of vendor prices that are averaged to establish a default fair value. All vendor prices that are outside the threshold (outliers) are subject to further analysis including, but not limited to, comparison to prices

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

provided by an additional third-party valuation service, prices for similar securities and/or dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the fair value rather than the default fair value. If, instead, the analysis confirms that an outlier is (or outliers are) not representative of fair value and the default fair value is the best estimate, then the default fair value is used as the fair value.

If all vendor prices received for a security are outside the tolerance threshold level of the median price, then there is no default fair value, and the fair value is determined by an evaluation of all outlier prices (or the other prices, as appropriate) as described above.

As an additional step, the Bank reviewed the fair value estimates of its PLRMBS as of June 30, 2012, for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its PLRMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared the implied yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2012, four vendor prices were received for most of the Bank's MBS, and the fair value estimates for most of those securities were determined by averaging the four vendor prices. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes that its fair value estimates are reasonable and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held for Portfolio – The estimated fair value for mortgage loans represents modeled prices based on observable market prices for agency commitment rates adjusted for differences in coupon, average loan rate, seasoning, and cash flow remittance between the Bank's mortgage loans and the referenced mortgage loans. Market prices are highly dependent on the underlying prepayment assumptions. Changes in the prepayment speeds often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

material changes in the near term because they are made at a specific point in time.

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

Consolidated Obligations – Because quoted prices in active markets are not generally available for identical liabilities, the Bank measures fair values using internally developed models that use primarily market-observable inputs. The Bank's primary inputs for measuring the fair value of consolidated obligation bonds are market-based CO Curve inputs obtained from the Office of Finance and provided to the Bank. The Office of Finance constructs the CO Curve using the Treasury yield curve as a base curve, which may be adjusted by indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, and market activity for similar liabilities such as recent GSE trades, or secondary market activity. For consolidated obligation bonds with embedded options, the Bank also obtains market-observable quotes and inputs from derivatives dealers. The Bank uses these swaption volatilities as significant inputs for measuring the fair value of consolidated obligations.

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

Commitments – The estimated fair value of the Bank's commitments to extend credit was de minimis at June 30, 2012, and December 31, 2011. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements. The value of the Bank's standby letters of credit is recorded in other liabilities.

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

Fair Value Measurements. The tables below present the fair value of assets and liabilities, which are recorded on a recurring or nonrecurring basis at June 30, 2012, and December 31, 2011, by level within the fair value hierarchy.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

June 30, 2012
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$3,037	$—	$—	$3,037
TLGP securities	—	916	—	—	916
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	—	—		—
Total trading securities	—	3,970	—	—	3,970
Available-for-sale securities:
TLGP securities	—	306	—	—	306
PLRMBS	—	—	7,409	—	7,409
Total available-for-sale securities	—	306	7,409	—	7,715
Advances(2)	—	7,788	—	—	7,788
Derivative assets, net: interest rate-related	—	1,451	—	(1,107)	344
Total recurring fair value measurements – Assets	$—	$13,515	$7,409	$(1,107)	$19,817
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$20,008	$—	$—	$20,008
Derivative liabilities, net: interest rate-related	—	727	—	(673)	54
Total recurring fair value measurements – Liabilities	$—	$20,735	$—	$(673)	$20,062
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2

December 31, 2011
	Fair Value Measurement Using:			Netting
	Level 1	Level 2	Level 3	Adjustments(1)	Total
Recurring fair value measurements – Assets:
Trading securities:
GSEs – FFCB bonds	$—	$1,867	$—	$—	$1,867
TLGP securities	—	923	—	—	923
MBS:
Other U.S. obligations – Ginnie Mae	—	17	—	—	17
GSEs – Fannie Mae	—	1	—		1
Total trading securities	—	2,808	—	—	2,808
Available-for-sale securities:
TLGP securities	—	1,926	—	—	1,926
PLRMBS	—	—	7,687	—	7,687
Total available-for-sale securities	—	1,926	7,687	—	9,613
Advances(2)	—	8,728	—	—	8,728
Derivative assets, net: interest rate-related	—	1,611	—	(1,211)	400
Total recurring fair value measurements – Assets	$—	$15,073	$7,687	$(1,211)	$21,549
Recurring fair value measurements – Liabilities:
Consolidated obligation bonds(3)	$—	$15,712	$—	$—	$15,712
Derivative liabilities, net: interest rate-related	—	812	—	(739)	73
Total recurring fair value measurements – Liabilities	$—	$16,524	$—	$(739)	$15,785
Nonrecurring fair value measurements – Assets:
REO	$—	$—	$2

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

(1)
Amounts represent the netting of derivative assets and liabilities by counterparty, including cash collateral, where the Bank has the legal right to do so under its master netting agreement with each counterparty.

(2)
Includes $7,749 and $8,684 of advances recorded under the fair value option at June 30, 2012, and December 31, 2011, respectively, and $39 and $44 of advances recorded at fair value at June 30, 2012, and December 31, 2011, respectively, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

(3)
Includes $20,008 and $15,712 of consolidated obligation bonds recorded under the fair value option at June 30, 2012, and December 31, 2011, respectively. There were no consolidated obligation bonds recorded at fair value at June 30, 2012, and December 31, 2011, where the exposure to overall changes in fair value was hedged in accordance with the accounting for derivative instruments and hedging activities.

The following table presents a reconciliation of the Bank's available-for-sale PLRMBS that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012.

	Three Months Ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$7,682	$6,011
Total gain/(loss) realized and unrealized included in:
Interest income	(3)	(4)
Net OTTI loss, credit-related	(21)	(103)
Unrealized gain/(loss) of other-than temporarily impaired securities included in AOCI	62	287
Settlements	(330)	(229)
Transfers of held-to-maturity to available-for-sale securities	19	1,893
Balance, end of period	$7,409	$7,855
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(24)	$(107)

	Six Months Ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$7,687	$—
Total gain/(loss) realized and unrealized included in:
Interest income	(9)	(4)
Net OTTI loss, credit-related	(30)	(103)
Unrealized gain/(loss) of other-than temporarily impaired securities included in AOCI	331	976
Settlements	(625)	(229)
Transfers of held-to-maturity to available-for-sale securities	55	7,215
Balance, end of period	$7,409	$7,855
Total amount of gain/(loss) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities still held at the end of the period	$(39)	$(107)

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

The following table summarizes the activity related to financial assets and liabilities for which the Bank elected the fair value option during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012		June 30, 2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$7,911	$11,823	$9,708	$24,943
New transactions elected for fair value option	238	9,644	1,001	2,565
Maturities and terminations	(408)	(1,460)	(1,588)	(8,838)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	9	(4)	105	71
Change in accrued interest	(1)	5	1	(4)
Balance, end of the period	$7,749	$20,008	$9,227	$18,737

	Six Months Ended
	June 30, 2012		June 30, 2011
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Balance, beginning of the period	$8,684	$15,712	$10,490	$20,872
New transactions elected for fair value option	464	10,820	1,517	7,725
Maturities and terminations	(1,378)	(6,506)	(2,828)	(9,934)
Net gain/(loss) on advances and net (gain)/loss on consolidated obligation bonds held under fair value option	(17)	(17)	54	74
Change in accrued interest	(4)	(1)	(6)	—
Balance, end of the period	$7,749	$20,008	$9,227	$18,737

For instruments for which the fair value option has been elected, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains/ (losses) on financial instruments held under the fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. For advances and consolidated obligations recorded under the fair value option, the Bank determined that no adjustments to the fair values of these instruments for changes in credit risk were necessary for the three and six months ended June 30, 2012 and 2011.

The following table presents the difference between the aggregate remaining contractual principal balance outstanding and aggregate fair value of advances and consolidated obligation bonds for which the Bank elected the fair value option at June 30, 2012, and December 31, 2011:

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	At June 30, 2012			At December 31, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance	Principal Balance	Fair Value	Fair Value Over/(Under) Principal Balance
Advances(1)	$7,422	$7,749	$327	$8,258	$8,684	$426
Consolidated obligation bonds	19,982	20,008	26	15,669	15,712	43

(1)	At June 30, 2012, and December 31, 2011, none of these advances were 90 days or more past due or had been placed on nonaccrual status.

Note 17 — Commitments and Contingencies

As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The regulations provide a general framework for addressing the possibility that an FHLBank may be unable to repay the consolidated obligations for which it is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $685,195 at June 30, 2012, and $691,868 at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $89,972 at June 30, 2012, and $101,204 at December 31, 2011. For more information on the joint and several liability regulation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10-K.

Off-balance sheet commitments as of June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012			December 31, 2011
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$1,926	$1,908	$3,834	$4,227	$1,087	$5,314
Commitments to fund additional advances(1)	17	3	20	100	2	102
Unsettled consolidated obligation bonds, par(2)	1,525	—	1,525	200	—	200
Interest rate exchange agreements, traded but not yet settled	1,591	—	1,591	705	—	705

(1)
At June 30, 2012, $16 of the commitments to fund additional advances were hedged with associated interest rate swaps. At December 31, 2011, $100 of the commitments to fund additional advances were hedged with associated interest rate swaps.

(2)
At June 30, 2012, $1,430 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps. At December 31, 2011, $200 of the unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

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

The value of the Bank's obligations related to standby letters of credit is recorded in other liabilities and amounted to $10 at June 30, 2012, and $6 at December 31, 2011. Letters of credit are fully collateralized at the time of issuance. Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the letters of credit outstanding as of June 30, 2012, and December 31, 2011.

Commitments to fund additional advances totaled $20 and $102 at June 30, 2012, and December 31, 2011.

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

Advances funded under advance commitments are fully collateralized at the time of funding (see Note 9 – Allowance for Credit Losses). Based on the Bank's credit analyses of members' financial condition and collateral requirements, the Bank deemed it unnecessary to record any additional liability on the advance commitments outstanding as of June 30, 2012, and December 31, 2011. The estimated fair value of advance commitments was de minimis to the balance sheet as of June 30, 2012, and December 31, 2011.

Commitments to participate in the issuance of consolidated obligations totaled $1,525 and $200 at June 30, 2012, and December 31, 2011. The estimated fair value of the consolidated obligation commitments was de minimis to the balance sheet as of June 30, 2012, and December 31, 2011.

The Bank executes interest rate exchange agreements with major banks and derivatives entities affiliated with broker-dealers and with its members. The Bank enters into master agreements with netting provisions with all counterparties and into bilateral security agreements with all active derivatives dealer counterparties. All member counterparty master agreements, excluding those with derivatives dealers, are subject to the terms of the Bank's Advances and Security Agreement with members, and all member counterparties (except for those that are derivatives dealers) must fully collateralize the Bank's net credit exposure. As of June 30, 2012, the Bank had pledged total collateral of $31, including securities with a carrying value of $19, all of which could be sold or repledged, and cash of $12 to counterparties that had market risk exposure to the Bank related to derivatives. As of December 31, 2011, the Bank had pledged total collateral of $82, including securities with a carrying value of $33, all of which could be sold or repledged, and cash of $49 to counterparties that had market risk exposure to the Bank related to derivatives.

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

Federal Home Loan Bank of San Francisco
Notes to Financial Statements (continued)

	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$2	$1
Investments(1)	2,228	1,367
Advances	29,930	36,689
Mortgage loans held for portfolio	1,292	1,454
Accrued interest receivable	29	33
Derivative assets, net	446	522
Total Assets	$33,927	$40,066
Liabilities:
Deposits	$454	$527
Mandatorily redeemable capital stock	4,490	4,960
Derivative liabilities, net	3	3
Total Liabilities	$4,947	$5,490
Notional amount of derivatives	$24,288	$31,033
Standby letters of credit	728	2,736

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, available-for-sale securities, and held-to-maturity securities issued by and/or purchased from the members or nonmembers described in this section or their affiliates.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income:
Investments(1)	$10	$14	$20	$30
Advances(2)	45	47	94	96
Mortgage loans held for portfolio	16	21	34	43
Total Interest Income	$71	$82	$148	$169
Interest Expense:
Mandatorily redeemable capital stock	$6	$3	$12	$6
Consolidated obligations(2)	(58)	(123)	(115)	(247)
Total Interest Expense	$(52)	$(120)	$(103)	$(241)
Other Income/(Loss):
Net gain/(loss) on derivatives and hedging activities	$(50)	$(42)	$(74)	$(143)
Other income	—	—	1	2
Total Other Income/(Loss)	$(50)	$(42)	$(73)	$(141)

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

Note 19 — Subsequent Events

The Bank evaluated events subsequent to June 30, 2012, until the time of the Form 10-Q filing with the Securities and Exchange Commission, and no material subsequent events were identified.

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

Quarterly Overview

Economic growth in the United States was restrained during the second quarter of 2012, as uncertainty about the direction of national fiscal and tax policies and the ongoing European debt crisis began to undermine business and consumer confidence. Employment growth, while positive, was limited, and the unemployment rate remained at a high level. The national housing market showed evidence of stabilization, however, with recovery in some markets. Record low mortgage interest rates boosted affordability and refinancing activity during the quarter. New housing starts and sales, as well as builder confidence, also improved. Nevertheless, a number of negative factors remain, including the large inventory of homes in the foreclosure pipeline and high levels of negative equity. In general, for many members of the Federal Home Loan Bank of San Francisco (Bank), liquidity remained strong and available deposits continued to be sufficient to fund loan demand, resulting in weak demand for Bank advances.

Net income for the second quarter of 2012 was $91 million, compared to net income of $9 million for the second quarter of 2011. The increase in net income for the second quarter of 2012 primarily reflected the impact of a lower credit-related other-than-temporary impairment (OTTI) charge on private-label residential mortgage-backed securities (PLRMBS), partially offset by a decline in net interest income.

Net interest income for the second quarter of 2012 was $216 million, down from $264 million for the second quarter of 2011. The decrease in net interest income was due, in part, to lower balances of advances, MBS, and mortgage loans, and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment.

Total other income/(loss) for the second quarter of 2012 was a loss of $82 million, compared to a loss of $219 million for the second quarter of 2011. The loss for the second quarter of 2012 reflected a credit-related OTTI charge of $21 million on certain PLRMBS; a net loss associated with derivatives, hedged items, and financial instruments carried at fair value of $55 million; and net interest expense on derivative instruments used in economic hedges (which was generally offset by net interest income on the economically hedged assets and liabilities) of $7 million.

The $21 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the second quarter of 2012. The credit-related OTTI charge for the second quarter of 2011 was $163 million. Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS.

The $55 million net loss associated with derivatives, hedged items, and financial instruments carried at fair value for the second quarter of 2012, which increased from a $50 million net loss for the second quarter of 2011, reflected losses primarily associated with reversals of prior period gains and the effects of changes in interest rates. Net valuation gains and losses on these financial instruments will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss. In anticipation of the subsequent reversal of any net gains on these financial instruments, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation gains or losses on these instruments. As of June 30, 2012, the Bank's retained earnings included a cumulative net gain of $72 million associated with derivatives, hedged items, and financial instruments carried at fair value.

Accumulated other comprehensive loss declined $0.3 billion during the first six months of 2012, from $1.9 billion at December 31, 2011, to $1.6 billion at June 30, 2012, primarily as a result of improvement in the fair value of PLRMBS classified as available-for-sale. The net change in the fair value of other-than-temporarily impaired PLRMBS classified as available-for-sale was $320 million.

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

On July 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2012 at an annualized rate of 0.47%. The Bank recorded the dividend on July 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $12 million, on or about August 13, 2012. The Bank will pay the dividend in cash rather than stock to comply with the rules of the Federal Housing Finance Agency (Finance Agency), which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of June 30, 2012, the Bank's excess capital stock totaled $6.0 billion, or 5.84% of total assets.

As of June 30, 2012, the Bank was in compliance with all of its regulatory capital requirements. The Bank's total regulatory capital ratio was 11.44%, exceeding the 4.00% requirement. The Bank had $11.7 billion in regulatory capital, well in excess of its risk-based capital requirement of $4.2 billion.

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 14, 2012. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

During the first six months of 2012, total assets decreased $10.9 billion, or 10%, to $102.7 billion at June 30, 2012, from $113.6 billion at December 31, 2011. Total advances declined $12.1 billion, or 18%, to $56.1 billion at June 30, 2012, from $68.2 billion at December 31, 2011. The continued decrease in advances was primarily attributable to reduced use of Bank advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of maturing advances by former members or their successors. In total, 94 institutions reduced their use of Bank advances during the first six months of 2012, while 43 members increased their advances borrowings.

All advances made by the Bank are required to be fully collateralized in accordance with the Bank's credit and collateral requirements. The Bank monitors the creditworthiness of its members on an ongoing basis. In addition, the Bank has a comprehensive process for assigning values to collateral and determining how much it will lend against the collateral pledged. During the second quarter of 2012, based on the Bank's risk assessments of housing and mortgage market conditions and of individual members and their collateral, the Bank continued to adjust collateral terms for individual members.

Two member institutions were placed into receivership during the second quarter of 2012. These institutions had no advances outstanding at the time they were placed into receivership or liquidation. Bank capital stock held by one of the institutions totaling $4 million was classified as mandatorily redeemable capital stock (a liability). The capital stock of the other institution was transferred to another member institution.

From July 1, 2012, to July 31, 2012, no member institutions were placed into receivership.

Financial Highlights

The following table presents a summary of certain financial information for the Bank for the periods indicated.

Financial Highlights
(Unaudited)

(Dollars in millions)	June 30, 2012	March 31, 2012	December 30, 2011	September 30, 2011	June 30, 2011
Selected Balance Sheet Items at Quarter End
Total Assets	$102,662	$110,087	$113,552	$128,308	$144,438
Advances	56,074	62,040	68,164	78,462	82,745
Mortgage Loans Held for Portfolio, Net	1,547	1,686	1,829	1,990	2,097
Investments(1)	44,283	42,177	39,368	44,607	51,222
Consolidated Obligations:(2)
Bonds	73,528	74,579	83,350	99,118	111,709
Discount Notes	17,611	23,318	19,152	17,390	20,406
Mandatorily Redeemable Capital Stock	5,048	5,307	5,578	5,853	6,144
Capital Stock —Class B —Putable	4,643	4,717	4,795	4,934	5,046
Unrestricted Retained Earnings	97	3	—	—	—
Restricted Retained Earnings	1,954	1,963	1,803	1,695	1,665
Accumulated Other Comprehensive Income/(Loss)	(1,568)	(1,625)	(1,893)	(1,772)	(1,692)
Total Capital	5,126	5,058	4,705	4,857	5,019
Selected Operating Results for the Quarter
Net Interest Income	$216	$242	$245	$268	$264
Provision for Credit Losses on Mortgage Loans	(2)	1	1	—	3
Other Income/(Loss)	(82)	(20)	(87)	(197)	(219)
Other Expense	34	32	33	31	30
Assessments	11	20	13	4	3
Net Income/(Loss)	$91	$169	$111	$36	$9
Selected Other Data for the Quarter
Net Interest Margin(3)	0.82%	0.88%	0.80%	0.77%	0.72%
Operating Expenses as a Percent of Average Assets	0.11	0.10	0.09	0.07	0.07
Return on Average Assets	0.34	0.62	0.36	0.10	0.03
Return on Average Equity	7.23	13.99	9.14	2.81	0.48
Annualized Dividend Rate	0.51	0.48	0.30	0.26	0.31
Dividend Payout Ratio(4)	6.63	3.48	3.40	15.07	69.44
Average Equity to Average Assets Ratio	4.76	4.40	3.95	3.57	5.38
Selected Other Data at Quarter End
Regulatory Capital Ratio(5)	11.44	10.89	10.72	9.73	8.90
Duration Gap (in months)	—	—	2	—	1

(1)
Investments consist of securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, held-to-maturity securities, and loans to other Federal Home Loan Banks (FHLBanks).

(2)
As provided by the FHLBank Act or regulations governing the operations of the FHLBanks, all of the FHLBanks have joint and several liability for FHLBank consolidated obligations, which are backed only by the financial resources of the FHLBanks. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks at the dates indicated was as follows:

Par Amount (In millions)
June 30, 2012	$685,195
March 31, 2012	658,015
December 31, 2011	691,868
September 30, 2011	696,606
June 30, 2011	727,475

(3)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

(4)	This ratio is calculated as dividends per share divided by net income per share.

(5)
This ratio is calculated as regulatory capital divided by total assets. Regulatory capital includes mandatorily redeemable capital stock (which is classified as a liability) and excludes accumulated other comprehensive income.

Results of Operations

The primary source of the Bank's earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments, less interest paid on consolidated obligations, deposits, mandatorily redeemable capital stock, and other borrowings. The Average Balance Sheets tables that follow present the average balances of earning asset categories and the sources that funded those earning assets (liabilities and capital) for the three and six months ended June 30, 2012 and 2011, together with the related interest income and expense. They also present the average rates on total earning assets and the average costs of total funding sources.

Second Quarter of 2012 Compared to Second Quarter of 2011

Average Balance Sheets

	Three Months Ended
	June 30, 2012			June 30, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$13	$—	0.16%	$—	$—	—%
Securities purchased under agreements to resell	2,309	1	0.16	—	—	—
Federal funds sold	9,458	3	0.16	17,018	6	0.14
Trading securities:
MBS	17	—	1.81	22	—	2.85
Other investments	3,734	7	0.71	3,528	7	0.76
Available-for-sale securities:(1)
MBS	9,067	82	3.63	6,976	71	4.02
Other investments	890	1	0.46	1,927	1	0.27
Held-to-maturity securities:(1)
MBS	15,269	117	3.08	18,835	161	3.43
Other investments	4,766	3	0.24	9,372	5	0.19
Mortgage loans held for portfolio	1,623	22	5.47	2,155	28	5.16
Deposits with other FHLBanks	—	—	0.06	—	—	0.03
Advances(2)	58,970	136	0.93	87,506	180	0.83
Loans to other FHLBanks	4	—	0.13	3	—	0.09
Total interest-earning assets	106,120	372	1.41	147,342	459	1.25
Other assets(3)(4)(5)	898	—	—	746	—	—
Total Assets	$107,018	$372	1.40%	$148,088	$459	1.24%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$72,482	$142	0.78%	$114,244	$183	0.64%
Discount notes	21,967	7	0.13	20,378	9	0.19
Deposits(3)	717	—	0.03	904	—	—
Borrowings from other FHLBanks	5	—	0.13	2	—	0.08
Mandatorily redeemable capital stock	5,173	7	0.55	3,144	3	0.33
Other borrowings	1	—	0.21	—	—	—
Total interest-bearing liabilities	100,345	156	0.62	138,672	195	0.56
Other liabilities(3)(4)	1,574	—	—	1,442	—	—
Total Liabilities	101,919	156	0.61	140,114	195	0.56
Total Capital	5,099	—	—	7,974	—	—
Total Liabilities and Capital	$107,018	$156	0.58%	$148,088	$195	0.53%
Net Interest Income		$216			$264
Net Interest Spread(6)			0.79%			0.69%
Net Interest Margin(7)			0.82%			0.72%
Interest-earning Assets/Interest-bearing Liabilities	105.76%			106.25%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Three Months Ended
	June 30, 2012			June 30, 2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(4)	$(36)	$(40)	$(8)	$(66)	$(74)
Consolidated obligation bonds	15	137	152	22	317	339

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the second quarter of 2012 was $216 million, an 18% decrease from $264 million in the second quarter of 2011. The following table details the changes in interest income and interest expense for the second quarter of 2012 compared to the second quarter of 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$1	$—
Federal funds sold	(3)	(3)	—
Available-for-sale securities:
MBS	11	19	(8)
Other investments	—	(1)	1
Held-to-maturity securities:
MBS	(44)	(29)	(15)
Other investments	(2)	(3)	1
Mortgage loans held for portfolio	(6)	(8)	2
Advances(2)	(44)	(64)	20
Total interest-earning assets	(87)	(88)	1
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(41)	(76)	35
Discount notes	(2)	1	(3)
Mandatorily redeemable capital stock	4	2	2
Total interest-bearing liabilities	(39)	(73)	34
Net interest income	$(48)	$(15)	$(33)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $1 million in the second quarter of 2012 compared to $4 million in the second quarter of 2011.

The net interest margin for the second quarter of 2012 was 82 basis points, 10 basis points higher than the net interest margin for the second quarter of 2011, which was 72 basis points. The net interest spread for the second quarter of 2012 was 79 basis points, 10 basis point higher than the net interest spread for the second quarter of 2011, which was 69 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the three months ended June 30, 2012 and 2011.

Other Income/(Loss)

	Three Months Ended
(In millions)	June 30, 2012	June 30, 2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(2)	$—
Total OTTI loss	(18)	(116)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	(3)	(47)
Net OTTI loss, credit-related	(21)	(163)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	13	34
Net gain/(loss) on derivatives and hedging activities	(73)	(91)
Other	1	1
Total Other Income/(Loss)	$(82)	$(219)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(2) million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $21 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the second quarter of 2012. The following table presents the net OTTI loss for the three months ended June 30, 2012 and 2011:

Net Other-Than-Temporary Impairment Loss

	Three Months Ended
	June 30, 2012			June 30, 2011
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Securities newly impaired during the period	$(7)	$7	$—	$(56)	$53	$(3)
Securities previously impaired prior to current period(1)	(11)	(10)	(21)	(60)	(100)	(160)
Total	$(18)	$(3)	$(21)	$(116)	$(47)	$(163)

(1)
For the three months ended June 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2012. For the three months ended June 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to April 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the three months ended June 30, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Three Months Ended
(In millions)	June 30, 2012	June 30, 2011
Advances	$9	$105
Consolidated obligation bonds	4	(71)
Total	$13	$34

In general, transactions elected for the fair value option are in economic hedge relationships. Gains or losses on these transactions are generally offset by losses or gains on derivatives that economically hedge these instruments.

For the second quarter of 2012, the unrealized net fair value gains on advances were primarily driven by a decline in interest rates relative to interest rates at the time the advances were originated. The unrealized fair value gains on consolidated obligation bonds were primarily driven by an increase in the market spreads on consolidated obligation bonds that are indexed to the Federal funds rate.

For the second quarter of 2011, the unrealized net fair value gains on advances were primarily driven by a decline in interest rates relative to interest rates at the time the advances were originated and by higher swaption volatilities used in pricing fair value option putable advances during the second quarter of 2011. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by a decline in interest rates relative to interest rates at the time the consolidated obligation bonds were issued.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the components of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net gain/(loss) on derivatives and hedging activities” in the second quarter of 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

(In millions)	June 30, 2012				June 30, 2011
	Gain/(Loss)		Net Interest Income/ (Expense) on	Total	Gain/(Loss)		Net Interest Income/ (Expense) on	Total
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges		Fair Value Hedges, Net	Economic Hedges	Economic Hedges
Advances:
Held under the fair value option	$—	$(31)	$(32)	$(63)	$—	$(98)	$(55)	$(153)
Not held under the fair value option	—	2	(6)	(4)	—	(4)	(9)	(13)
Consolidated obligation bonds:
Held under the fair value option	—	14	8	22	—	53	26	79
Not held under the fair value option	(13)	(30)	38	(5)	(6)	(13)	46	27
Consolidated obligation discount notes:
Not held under the fair value option	—	(12)	(13)	(25)	—	(16)	(11)	(27)
Non-mortgage-backed securities (non-MBS) investments:
Not held under the fair value option	—	4	(2)	2	—	—	(4)	(4)
Total	$(13)	$(53)	$(7)	$(73)	$(6)	$(78)	$(7)	$(91)

During the second quarter of 2012, net losses on derivatives and hedging activities totaled $73 million compared to net losses of $91 million in the second quarter of 2011. These amounts included net interest expense on derivative instruments used in economic hedges, which totaled $7 million in the second quarter of 2012 and 2011.

Excluding the $7 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the second quarter of 2012 totaled $66 million and were primarily attributable to changes in interest rates.

Excluding the $7 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the second quarter of 2011 totaled $84 million and were primarily attributable to changes in interest rates and increase swaption volatilities during the period.

In general, nearly all of the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.
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

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Average Balance Sheets

	Six Months Ended
	June 30, 2012			June 30, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits	$21	$—	0.12%	$—	$—	—%
Securities purchased under agreements to resell	1,563	1	0.15	—	—	—
Federal funds sold	9,144	6	0.14	16,797	14	0.17
Trading securities:
MBS	17	—	1.93	23	—	3.01
Other investments	3,250	13	0.77	3,296	12	0.71
Available-for-sale securities:(1)
MBS	9,213	163	3.56	3,547	70	3.97
Other investments	1,304	3	0.49	1,928	3	0.27
Held-to-maturity securities:(1)
MBS	15,343	243	3.18	21,662	383	3.56
Other investments	4,823	5	0.22	9,072	10	0.22
Mortgage loans held for portfolio	1,693	42	5.04	2,221	56	5.07
Advances(2)	61,695	313	1.02	90,437	372	0.83
Deposits with other FHLBanks	—	—	0.04	—	—	0.06
Loans to other FHLBanks	3	—	0.12	2	—	0.11
Total interest-earning assets	108,069	789	1.47	148,985	920	1.24
Other assets(3)(4)(5)	652	—	—	564	—	—
Total Assets	$108,721	$789	1.46%	$149,549	$920	1.24%
Liabilities and Capital
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	$74,313	$304	0.82%	$115,993	$374	0.65%
Discount notes	22,048	13	0.12	19,959	20	0.20
Deposits(3)	734	—	0.01	923	—	0.02
Borrowings from other FHLBanks	7	—	0.11	4	—	0.15
Mandatorily redeemable capital stock	5,351	14	0.52	3,238	6	0.33
Other borrowings	1	—	0.21	—	—	—
Total interest-bearing liabilities	102,454	331	0.65	140,117	400	0.58
Other liabilities(3)(4)	1,289	—	—	1,730	—	—
Total Liabilities	103,743	331	0.64	141,847	400	0.57
Total Capital	4,978	—	—	7,702	—	—
Total Liabilities and Capital	$108,721	$331	0.61%	$149,549	$400	0.54%
Net Interest Income		$458			$520
Net Interest Spread(6)			0.82%			0.66%
Net Interest Margin(7)			0.85%			0.70%
Interest-earning Assets/Interest-bearing Liabilities	105.48%			106.33%

(1)
The average balances of available-for-sale securities and held-to-maturity securities are reflected at amortized cost. As a result, the average rates do not reflect changes in fair value or non-credit-related OTTI charges.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements, as follows:

	Six Months Ended
	June 30, 2012			June 30, 2011
(In millions)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)	(Amortization)/ Accretion of Hedging Activities	Net Interest Settlements	Total Net Interest Income/(Expense)
Advances	$(8)	$(75)	$(83)	$(17)	$(150)	$(167)
Consolidated obligation bonds	30	271	301	44	647	691

(3)	Average balances do not reflect the effect of reclassifications of cash collateral.

(4)	Includes forward settling transactions and valuation adjustments for certain cash items.

(5)	Includes non-credit-related OTTI charges on available-for-sale and held-to-maturity securities.

(6)	Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

(7)	Net interest margin is net interest income (annualized) divided by average interest-earning assets.

Net interest income in the first six months of 2012 was $458 million, a 12% decrease from $520 million in the first six months of 2011. The following table details the changes in interest income and interest expense for the first six months of 2012 compared to the first six months of 2011. Changes in both volume and interest rates influence changes in net interest income, net interest spread, and net interest margin.

Change in Net Interest Income: Rate/Volume Analysis Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

	Increase/ (Decrease)	Attributable to Changes in(1)
(In millions)		Average Volume	Average Rate
Interest-earning assets:
Securities purchased under agreements to resell	$1	$1	$—
Federal funds sold	(8)	(6)	(2)
Trading securities:
Other investments	1	—	1
Available-for-sale securities:
MBS	93	101	(8)
Other investments	—	(1)	1
Held-to-maturity securities:
MBS	(140)	(102)	(38)
Other investments	(5)	(5)	—
Mortgage loans held for portfolio	(14)	(14)	—
Advances(2)	(59)	(134)	75
Total interest-earning assets	(131)	(160)	29
Interest-bearing liabilities:
Consolidated obligations:
Bonds(2)	(70)	(154)	84
Discount notes	(7)	2	(9)
Mandatorily redeemable capital stock	8	4	4
Total interest-bearing liabilities	(69)	(148)	79
Net interest income	$(62)	$(12)	$(50)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative sizes.

(2)	Interest income/expense and average rates include the interest effect of associated interest rate exchange agreements.

Net interest income included advance prepayment fees of $23 million in the first six months of 2012 compared to $10 million in the first six months of 2011.

The net interest margin was 85 basis points for the first six months of 2012, 15 basis points higher than the net interest margin for the first six months of 2011, which was 70 basis points. The net interest spread was 82 basis points for the first six months of 2012, 16 basis points higher than the net interest spread for the first six months of 2011, which was 66 basis points. These increases were primarily due to a shift in the asset mix. The ratio of advances and non-MBS investments to total interest-earning assets declined, while the ratio of the combined MBS and mortgage loan portfolios to total interest-earning assets increased. In addition, the increase in prepayment fees contributed to the increases in the net interest margin and spread.

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

Other Income/(Loss)

The following table presents the components of “Other Income/(Loss)” for the six months ended June 30, 2012 and 2011.

Other Income/(Loss)

	Six Months Ended
(In millions)	June 30, 2012	June 30, 2011
Other Income/(Loss):
Net gain/(loss) on trading securities(1)	$(5)	$(1)
Total OTTI loss	(29)	(204)
Net amount of OTTI loss reclassified to/(from) accumulated other comprehensive income/(loss)	(1)	(68)
Net OTTI loss, credit-related	(30)	(272)
Net gain/(loss) on advances and consolidated obligation bonds held under fair value option	—	(20)
Net gain/(loss) on derivatives and hedging activities	(70)	(71)
Other	3	3
Total Other Income/(Loss)	$(102)	$(361)

(1) The net gain/(loss) on trading securities that were economically hedged totaled $(5) million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

Net Other-Than-Temporary Impairment Loss, Credit-Related – Each quarter, the Bank updates its OTTI analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank's PLRMBS. The $30 million credit-related OTTI charge reflected the impact of modest additional projected losses on loan collateral underlying certain of the Bank's PLRMBS, based on the Bank's OTTI analysis for the first six months of 2012. The following table presents the net OTTI loss for the six months ended June 30, 2012 and 2011.

Net Other-Than-Temporary Impairment Loss

	Six Months Ended
	June 30, 2012			June 30, 2011
(In millions)	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI	Total OTTI	Non-Credit- Related OTTI	Credit- Related OTTI
Securities newly impaired during the period	$(10)	$10	$—	$(133)	$129	$(4)
Securities previously impaired prior to current period(1)	(19)	(11)	(30)	(71)	(197)	(268)
Total	$(29)	$(1)	$(30)	$(204)	$(68)	$(272)

(1)
For the six months ended June 30, 2012, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2012. For the six months ended June 30, 2011, “securities previously impaired prior to current period” represents all securities that were also other-than-temporarily impaired prior to January 1, 2011.

Additional information about the OTTI charge is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and in “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”
Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option – The following table presents the net gain/(loss) on advances and consolidated obligation bonds held under the fair value option for the six months ended June 30, 2012 and 2011.

Net Gain/(Loss) on Advances and Consolidated Obligation Bonds Held Under Fair Value Option

	Six Months Ended
(In millions)	June 30, 2012	June 30, 2011
Advances	$(17)	$54
Consolidated obligation bonds	17	(74)
Total	$—	$(20)

For the first six months of 2012, the unrealized net fair value losses on advances and gains on consolidated obligation bonds were primarily driven by an increase in interest rates relative to interest rates at the time the advances were originated and the consolidated obligations were issued and by decreased swaption volatilities.

For the first six months of 2011, the unrealized net fair value gains on advances were primarily driven by a decline in interest rates relative to interest rates at the time the advances were originated. The unrealized net fair value losses on consolidated obligation bonds were primarily driven by a decline in interest rates relative to interest rates at the time the consolidated obligation bonds were issued.

Net Gain/(Loss) on Derivatives and Hedging Activities – The following table shows the accounting classification of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedged items that were recorded in “Net loss on derivatives and hedging activities” in the first six months of 2012 and 2011.

Sources of Gains/(Losses) Recorded in Net Gain/(Loss) on Derivatives and Hedging Activities Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

(In millions)	June 30, 2012				June 30, 2011
	Gain/(Loss)		Net Interest Income/ (Expense) on		Gain/(Loss)		Net Interest Income/ (Expense) on
Hedged Item	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total	Fair Value Hedges, Net	Economic Hedges	Economic Hedges	Total
Advances:
Elected for fair value option	$—	$(19)	$(68)	$(87)	$—	$(34)	$(112)	$(146)
Not elected for fair value option	1	5	(11)	(5)	1	4	(17)	(12)
Consolidated obligation bonds:
Elected for fair value option	—	26	15	41	—	46	51	97
Not elected for fair value option	(16)	(55)	76	5	(6)	(54)	88	28
Consolidated obligation discount notes:
Not elected for fair value option	—	1	(25)	(24)	—	(11)	(21)	(32)
Non-MBS investments:
Not elected for fair value option	—	5	(5)	—	—	—	(6)	(6)
Total	$(15)	$(37)	$(18)	$(70)	$(5)	$(49)	$(17)	$(71)

During the first six months of 2012, net losses on derivatives and hedging activities totaled $70 million compared to net losses of $71 million in the first six months of 2011. These amounts included net interest expense on derivative instruments used in economic hedges of $18 million and $17 million in the first six months of 2012 and 2011, respectively.

Excluding the $18 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first six months of 2012 totaled $52 million and were primarily attributable to changes in interest rates and decreased swaption volatilities during the period.

Excluding the $17 million impact from net interest expense on derivative instruments used in economic hedges, net losses for the first six months of 2011 totaled $54 million and were primarily attributable to changes in interest rates and decreased swaption volatilities during the period.

In general, nearly all of the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.
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

Return on Average Equity

Return on average equity (ROE) was 7.23% (annualized) for the second quarter of 2012, compared to 0.48% (annualized) for the second quarter of 2011. This increase reflected the increase in net income in the second quarter of 2012 and the decrease in average equity, which declined 36%, to $5.1 billion in the second quarter of 2012 from $8.0 billion in the second quarter of 2011.

ROE was 10.53% (annualized) for the first six months of 2012, compared to 1.81% (annualized) for the first six months of 2011. This increase reflected the increase in net income in the first six months of 2012 and the decrease in average equity, which declined 35%, to $5.0 billion in the first six months of 2012 from $7.7 billion in the first six months of 2011.

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

The Bank's Risk Management Policy may limit the payment of dividends based on the ratio of the Bank's estimated market value of total capital to par value of capital stock. If this ratio at the end of any quarter is less than 100% but greater than or equal to 70%, any dividend would be limited to an annualized rate no greater than the daily average of the three-month London Interbank Offered Rate (LIBOR) for the applicable quarter (subject to certain conditions), and if this ratio is less than 70%, the Bank would be restricted from paying a dividend. The ratio of the Bank's estimated market value of total capital to par value of capital stock was 105.3% as of June 30, 2012. For more information, see “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition – Risk Management – Market Risk” in the Bank's 2011 Form 10-K.

The regulatory liquidity requirements state that each FHLBank must: (i) maintain eligible high quality assets (advances with a maturity not exceeding five years, U.S. Treasury securities investments, and deposits in banks or trust companies) in an amount equal to or greater than the deposits received from members, and (ii) hold contingent liquidity in an amount sufficient to meet its liquidity needs for at least five business days without access to the consolidated obligations markets. At June 30, 2012, advances maturing within five years totaled $51.7 billion, significantly in excess of the $147 million of member deposits on that date. At December 31, 2011, advances maturing within five years totaled $64.2 billion, also significantly in excess of the $156 million of member deposits on that date. In addition, as of June 30, 2012, and December 31, 2011, the Bank's estimated total sources of funds obtainable from liquidity investments, repurchase agreement borrowings collateralized by the Bank's marketable securities, and advance repayments would have allowed the Bank to meet its liquidity needs for more than 90 days without access to the consolidated obligations markets, subject to certain conditions.

Retained Earnings Related to Valuation Adjustments – In accordance with the Bank's Retained Earnings and Dividend Policy, the Bank retains in restricted retained earnings any cumulative net gains in earnings (net of applicable assessments) resulting from valuation adjustments.

In general, the Bank's derivatives and hedged instruments, as well as certain assets and liabilities that are carried at fair value, are held to the maturity, call, or put date. For these financial instruments, net valuation gains or losses will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity, or by the exercised call or put dates. However, the Bank may have instances in which hedging relationships are terminated prior to maturity or prior to the call or put dates. Terminating the hedging relationship may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

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

The Board of Directors has set the targeted amount of restricted retained earnings at $1.8 billion, and the Bank reached this target as of March 31, 2012. The Bank's retained earnings target may be changed at any time. The Board of Directors will periodically review the methodology and analysis to determine whether any adjustments are appropriate. As of June 30, 2012, the amount of restricted retained earnings in the Bank's targeted buildup account was $1.8 billion.

Joint Capital Enhancement Agreement – In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

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

The following table summarizes the activity related to restricted retained earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012				June 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$100	$1,800	$63	$1,963	$149	$1,514	$1,663
Transfers to/(from) restricted retained earnings	(28)	—	19	(9)	(19)	21	2
Balance at end of the period	$72	$1,800	$82	$1,954	$130	$1,535	$1,665

	Six Months Ended
	June 30, 2012				June 30, 2011
	Restricted Retained Earnings Related to:				Restricted Retained Earnings Related to:
	Valuation Adjustments	Targeted Buildup	Joint Capital Enhancement Agreement	Total	Valuation Adjustments	Targeted Buildup	Total
Balance at beginning of the period	$79	$1,695	$29	$1,803	$148	$1,461	$1,609
Transfers to/(from) restricted retained earnings	(7)	105	53	151	(18)	74	56
Balance at end of the period	$72	$1,800	$82	$1,954	$130	$1,535	$1,665

For more information on these three categories of restricted retained earnings and the Bank's Retained Earnings and Dividend Policy, see “Item 8. Financial Statements and Supplementary Data - Note 15 - Capital” in the Bank's 2011 Form 10-K.

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

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $13 million at an annualized rate of 0.51% in the second quarter of 2012, and $10 million at an annualized rate of 0.31% in the second quarter of 2011.

The Bank paid dividends (including dividends on mandatorily redeemable capital stock) totaling $26 million at an annualized rate of 0.50% in the first six months of 2012, and $19 million at an annualized rate of 0.30% in the first six months of 2011.

On July 26, 2012, the Bank's Board of Directors declared a cash dividend on the capital stock outstanding during the second quarter of 2012 at an annualized rate of 0.47%. The Bank recorded the dividend on July 26, 2012, the day it was declared by the Board of Directors. The Bank expects to pay the dividend (including dividends on mandatorily redeemable capital stock), which will total $12 million, on or about August 13, 2012.

The Bank will pay the dividend in cash rather than stock to comply with Finance Agency rules, which do not permit the Bank to pay dividends in the form of capital stock if the Bank's excess capital stock exceeds 1% of its total assets. As of June 30, 2012, the Bank's excess capital stock totaled $6.0 billion, or 5.84% of total assets.

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

Financial Condition

Total assets were $102.7 billion at June 30, 2012, a 10% decrease from $113.6 billion at December 31, 2011. Advances decreased by $12.1 billion, or 18%, to $56.1 billion at June 30, 2012, from $68.2 billion at December 31, 2011. Average total assets were $107.0 billion for the second quarter of 2012, a 28% decrease compared to $148.1 billion for the second quarter of 2011. Average total assets were $108.7 billion for the first six months of 2012, a 27% decrease compared to $149.5 billion for the first six months of 2011. Average advances were $59.0 billion for the second quarter of 2012, a 33% decrease from $87.5 billion for the second quarter of 2011. Average advances were $61.7 billion for the first six months of 2012, a 32% decrease from $90.4 billion for the first six months of 2011.

The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of maturing advances by former members or their successors.

Advances outstanding at June 30, 2012, included unrealized gains of $644 million, of which $317 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $327 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. Advances outstanding at December 31, 2011, included unrealized gains of $728 million, of which $302 million represented unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities and $426 million represented unrealized gains on economically hedged advances that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized gains of the hedged advances and advances carried at fair value from December 31, 2011, to June 30, 2012, was primarily attributable to an increase in the short-term interest rate environment relative to the actual coupon rates on the Bank's advances.

Total liabilities were $97.5 billion at June 30, 2012, a 10% decrease from $108.8 billion at December 31, 2011, reflecting decreases in consolidated obligations outstanding from $102.5 billion at December 31, 2011, to $91.1 billion at June 30, 2012. The decrease in consolidated obligations outstanding paralleled the decrease in assets during the first six months of 2012. Average total liabilities were $101.9 billion for the second quarter of 2012, a 27% decrease compared to $140.1 billion for the second quarter of 2011. Average total liabilities were $103.7 billion for the first six months of 2012, a 27% decrease compared to $141.8 billion for the first six months of 2011. The decrease in average liabilities reflected decreases in average consolidated obligations, paralleling the decline in average assets. Average consolidated obligations were $94.4 billion in the second quarter of 2012 and $134.6 billion in the second quarter of 2011. Average consolidated obligations were $96.4 billion in the first six months of 2012 and $136.0 billion in the first six months of 2011.

Consolidated obligations outstanding at June 30, 2012, included unrealized losses of $1.1 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $26 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. Consolidated obligations outstanding at December 31, 2011, included unrealized losses of $1.2 billion on consolidated obligation bonds hedged in accordance with the accounting for derivative instruments and hedging activities and unrealized losses of $43 million on economically hedged consolidated obligation bonds that are carried at fair value in accordance with the fair value option. The overall decrease in the unrealized losses on the hedged consolidated obligation bonds and the consolidated obligation bonds carried at fair value from December 31, 2011, to June 30, 2012, was primarily attributable to an increase in the short-term interest rate environment relative to the actual coupon rates on the Bank's consolidated obligation bonds.

As provided by the FHLBank Act and regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2012, and through the filing date of this report, does not believe that it is probable that it will be asked to do so. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $685.2 billion at June 30, 2012, and $691.9 billion at December 31, 2011.

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

The Bank evaluated the publicly disclosed FHLBank regulatory actions and long-term credit ratings of other FHLBanks as of June 30, 2012, and as of each period end presented, and believes, as of the date of this report, that it is unlikely that the Bank will be required to repay any principal or interest associated with consolidated obligations for which the Bank is not the primary obligor.

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

Assets associated with this segment decreased to $76.2 billion (74% of total assets) at June 30, 2012, from $88.3 billion (78% of total assets) at December 31, 2011, representing a decrease of $12.1 billion, or 14%. The continued decrease in advances was primarily attributable to reduced use of advances by the Bank's largest members, which continued to experience high levels of liquidity during the period, and to the repayment of maturing advances by former members or their successors.

Adjusted net interest income for this segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage-backed securities (non-MBS) investments and the cost of the consolidated obligations funding these assets, including the cash flows from associated interest rate exchange agreements.

Adjusted net interest income for this segment was $59 million in the second quarter of 2012, a decrease of $29 million, or 33%, compared to $88 million in the second quarter of 2011. In the first six months of 2012, adjusted net interest income for this segment was $132 million, a decrease of $49 million, or 27%, compared to $181 million in the first six months of 2011. These decreases were primarily due to lower balances of advances and to a decline in earnings on invested capital because of lower capital balances and the lower interest rate environment.

Members and nonmember borrowers prepaid $163 million of advances in the second quarter of 2012 compared to

$2.6 billion in the second quarter of 2011. Interest income was increased by net prepayment fees of $1 million in the second quarter of 2012 and $4 million in the second quarter of 2011. Members and nonmember borrowers prepaid $1.5 billion of advances in the first six months of 2012 compared to $3.3 billion in the first six months of 2011. Interest income was increased by net prepayment fees of $23 million in the first six months of 2012 and $10 million in the first six months of 2011.

Adjusted net interest income for this segment represented 30% and 38% of total adjusted net interest income for the second quarter of 2012 and 2011, respectively, and 33% and 40% of total adjusted net interest income for the first six months of 2012 and 2011, respectively.

Advances – The par amount of advances outstanding decreased by $12.0 billion, or 18%, to $55.4 billion at June 30, 2012, from $67.4 billion at December 31, 2011. The decrease in advances outstanding was primarily attributable to the $10.7 billion decline in advances outstanding to the Bank's top five borrowers and their affiliates. Advances to the top five borrowers decreased to $37.4 billion at June 30, 2012, from $48.1 billion at December 31, 2011. (See “Item 1. Financial Statements and Supplementary Data – Note 7 – Advances” for further information.) The remaining $1.3 billion decrease in total advances outstanding was attributable to a net decrease in advances to other borrowers of varying asset sizes and charter types. In total, 94 borrowers decreased their advances during the first six months of 2012, while 43 members increased their advances.

The $12.0 billion decrease in advances outstanding reflects a $5.2 billion decrease in fixed rate advances and a $7.0 billion decrease in adjustable rate advances, partially offset by a $0.2 billion increase in daily variable rate advances.

The components of the advances portfolio at June 30, 2012, and December 31, 2011, are presented in the following table.

Advances Portfolio by Product Type

	June 30, 2012		December 31, 2011
(Dollar in millions)	Par Amount	Percentage of Total Par Amount	Par Amount	Percentage of Total Par Amount
Adjustable – LIBOR	$26,986	49%	$34,006	50%
Adjustable – other indices	1	—	1	—
Adjustable – LIBOR, with caps and/or floors and PPS(1)	160	—	160	—
Subtotal adjustable rate advances	27,147	49	34,167	50
Fixed	19,678	36	24,004	37
Fixed – amortizing	325	1	348	—
Fixed – with PPS(1)	6,096	11	5,842	9
Fixed – with caps and PPS(1)	200	—	200	—
Fixed – callable at member's option	10	—	5	—
Fixed – callable at member's option with PPS(1)	112	—	323	—
Fixed – putable at Bank's option	480	1	1,111	2
Fixed – putable at Bank's option with PPS(1)	114	—	350	—
Subtotal fixed rate advances	27,015	49	32,183	48
Daily variable rate	1,268	2	1,086	2
Total par amount	$55,430	100%	$67,436	100%

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

For a discussion of advances credit risk, see “Management's Discussion and Analysis of Financial Condition and

Results of Operations – Risk Management – Advances.”

Non-MBS Investments – The Bank's non-MBS investment portfolio consists of financial instruments that are used primarily to facilitate the Bank's role as a cost-effective provider of credit and liquidity to members and to support the operations of the Bank. The Bank's total non-MBS investment portfolio was $19.5 billion as of June 30, 2012, an increase of $3.5 billion, or 22%, from $16.1 billion as of December 31, 2011. The increase in the non-MBS investment portfolio was primarily due to higher balances of short-term securities purchased under agreements to resell and Federal funds sold.

Cash and Due from Banks – Cash and due from banks was $138 million at June 30, 2012, a $3.4 billion decrease from December 31, 2011. During 2012, the Bank began investing cash in securities purchased under agreements to resell. As a result, cash held at the Federal Reserve Bank of San Francisco declined.

Borrowings – Consistent with the decrease in advances, total liabilities (primarily consolidated obligations) funding the advances-related business decreased $12.5 billion, or 15%, from $83.6 billion at December 31, 2011, to $71.1 billion at June 30, 2012. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and “Item 1. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.”

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

At June 30, 2012, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $99.6 billion, of which $20.2 billion were hedging advances, $75.0 billion were hedging consolidated obligations, $3.6 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. At December 31, 2011, the notional amount of interest rate exchange agreements associated with the advances-related business totaled $114.8 billion, of which $24.4 billion were hedging advances, $87.2 billion were hedging consolidated obligations, $2.4 billion were economically hedging trading securities, and $0.8 billion were interest rate exchange agreements that the Bank entered into as an intermediary between offsetting derivatives transactions with members and other counterparties. The hedges associated with advances and consolidated obligations were primarily used to convert the fixed rate cash flows and non-LIBOR-indexed cash flows of the advances and consolidated obligations to adjustable rate LIBOR-indexed cash flows or to manage the interest rate sensitivity and net repricing gaps of assets, liabilities, and interest rate exchange agreements.

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

Since December 16, 2008, the Federal Open Market Committee has not changed the target Federal funds rate. During the first six months of 2012, yields on 3-month U.S. Treasury bills and 2-year U.S. Treasury notes increased while yields on 5-year Treasury notes declined. In general, Treasury yields during the first six months of 2012 remained at historically low levels partly as a result of expansionary monetary policy and continued high financial risk in Europe.

Selected Market Interest Rates

Market Instrument	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
Federal Reserve target rate for overnight Federal funds	0-0.25%	0-0.25%	0-0.25%	0-0.25%
3-month Treasury bill	0.08	0.01	0.03	0.13
3-month LIBOR	0.46	0.58	0.25	0.30
2-year Treasury note	0.30	0.24	0.46	0.60
5-year Treasury note	0.72	0.83	1.76	2.01

The following table presents a comparison of the average cost of FHLBank System consolidated obligation bonds relative to 3-month LIBOR and discount notes relative to comparable term LIBOR in the first six months of 2012 and 2011. Higher three-month LIBOR rates in the first six months of 2012 compared to the same period in 2011 (in part because of increased sovereign and financial risks in Europe during 2012) and continued investor demand for FHLBank debt contributed to lower borrowing costs for FHLBank System consolidated obligation bonds and discount notes relative to LIBOR.

	Spread to LIBOR of Average Cost of Consolidated Obligations for the Six Months Ended
(In basis points)	June 30, 2012	June 30, 2011
Consolidated obligation bonds	-29.0	-16.4
Consolidated obligation discount notes (one month and greater)	-29.2	-16.9

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

At June 30, 2012, assets associated with this segment were $26.4 billion (26% of total assets), an increase of $1.1 billion, or 5%, from $25.3 billion at December 31, 2011 (22% of total assets). The MBS portfolio increased $1.5 billion to $24.8 billion at June 30, 2012, from $23.3 billion at December 31, 2011, primarily because of purchases of agency residential MBS, partially offset by a $0.3 billion decline in mortgage loan balances to $1.5 billion at June 30, 2012, from $1.8 billion at December 31, 2011. In the second quarter of 2012, average MBS investments were $24.4 billion, a decrease of $1.4 billion from $25.8 billion in the second quarter of 2011. In the first six months of 2012, average MBS investments decreased $0.6 billion to $24.6 billion, compared to $25.2 billion in the first six months of 2011. Average mortgage loans were $1.6 billion in the second quarter of 2012, a decrease of $0.6 billion from $2.2 billion in the second quarter of 2011. Average mortgage loans decreased $0.5 billion to $1.7 billion in the first six months of 2012 from $2.2 billion in the first six months of 2011.

Adjusted net interest income for this segment was $138 million in the second quarter of 2012, a decrease of $4 million, or 3%, from $142 million in the second quarter of 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans. In the first six months of 2012, adjusted net interest income for this segment was $265 million, a decrease of $10 million, or 4%, from $275 million in the first six months of 2011. This decrease was primarily due to lower average unpaid principal balances of MBS and mortgage loans.

Adjusted net interest income for this segment represented 70% and 62% of total adjusted net interest income for the second quarter of 2012 and 2011, respectively, and 67% and 60% of total adjusted net interest income for the first six months of 2012 and 2011, respectively.

MPF Program – At June 30, 2012, and December 31, 2011, the Bank held conventional conforming fixed rate mortgage loans purchased under one of two MPF products, MPF Plus or Original MPF, which are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Program” in the Bank's 2011 Form 10-K. Mortgage loan balances at June 30, 2012, and December 31, 2011, were as follows:

Mortgage Loan Balances by MPF Product Type

(In millions)	June 30, 2012	December 31, 2011
MPF Plus	$1,427	$1,692
Original MPF	128	149
Subtotal	1,555	1,841
Unamortized premiums	12	15
Unamortized discounts	(16)	(21)
Mortgage loans held for portfolio	1,551	1,835
Less: Allowance for credit losses	(4)	(6)
Mortgage loans held for portfolio, net	$1,547	$1,829

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

MBS Investments – The Bank's MBS portfolio was $24.8 billion at June 30, 2012, compared to $23.3 billion at December 31, 2011. During the first six months of 2012, the Bank's MBS portfolio increased because of purchases of agency residential MBS. For a discussion of the composition of the Bank's MBS portfolio and the Bank's OTTI analysis of that portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Investments” and “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

Borrowings – Total consolidated obligations funding the mortgage-related business increased $1.1 billion, or 4%, to $26.4 billion at June 30, 2012, from $25.3 billion at December 31, 2011, paralleling the increase in mortgage portfolio assets. For further information and discussion of the Bank's joint and several liability for FHLBank consolidated obligations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and “Item 1. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.”

The notional amount of interest rate exchange agreements associated with the mortgage-related business, almost all of which hedged or was associated with consolidated obligations funding the mortgage portfolio, totaled $13.0 billion and $14.8 billion, at June 30, 2012, and December 31, 2011, respectively.

Interest Rate Exchange Agreements

A derivatives transaction or interest rate exchange agreement is a financial contract whose fair value is generally derived from changes in the value of an underlying asset or liability. The Bank uses interest rate swaps; options to enter into interest rate swaps (swaptions); interest rate cap, floor, corridor, and collar agreements; and callable and putable interest rate swaps (collectively, interest rate exchange agreements) to manage its exposure to interest rate risks inherent in its normal course of business—lending, investment, and funding activities. For more information on the primary strategies that the Bank employs for using interest rate exchange agreements and the associated market risks, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

– Risk Management – Market Risk – Interest Rate Exchange Agreements” in the Bank's 2011 Form 10-K. The following table summarizes the Bank's interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of June 30, 2012, and December 31, 2011.

Interest Rate Exchange Agreements

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2012	December 31, 2011
Hedged Item: Advances
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Fair Value Hedge	$11,784	$15,014
Basis swap	Adjustable rate advance converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	1	1
Pay fixed, receive adjustable interest rate swap	Fixed rate advance converted to a LIBOR adjustable rate	Economic Hedge(1)	942	1,091
Pay fixed, receive adjustable interest rate swap; swap may be callable at the Bank's option or putable at the counterparty's option	Fixed rate advance (with or without an embedded cap) converted to a LIBOR adjustable rate; advance and swap may be callable or putable; matched to advance accounted for under the fair value option	Economic Hedge(1)	7,272	8,092
Interest rate cap, floor, corridor, and/or collar	Interest rate cap, floor, corridor, and/or collar embedded in an adjustable rate advance; matched to advance accounted for under the fair value option	Economic Hedge(1)	166	166
Subtotal Economic Hedges(1)			8,381	9,350
Total			20,165	24,364
Hedged Item: Non-Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Fair Value Hedge	32,496	33,996
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate	Economic Hedge(1)	3,923	4,608
Receive fixed or structured, pay adjustable interest rate swap	Fixed rate or structured rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	1,385	1,385
Basis swap	Non-LIBOR adjustable rate non-callable bond converted to a LIBOR adjustable rate; matched to non-callable bond accounted for under the fair value option	Economic Hedge(1)	17,118	11,478
Basis swap	Adjustable rate non-callable bond converted to another adjustable rate index to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	—	6,000
Basis swap	Fixed rate or adjustable rate non-callable bond previously converted to an adjustable rate index, converted to another adjustable rate to reduce interest rate sensitivity and repricing gaps	Economic Hedge(1)	10,336	14,300
Pay fixed, receive adjustable interest rate swap	Fixed rate or adjustable rate non-callable bond, which may have been previously converted to LIBOR, converted to fixed rate debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	490	470
Subtotal Economic Hedges(1)			33,252	38,241
Total			65,748	72,237

Interest Rate Exchange Agreements (continued)

(In millions)			Notional Amount
Hedging Instrument	Hedging Strategy	Accounting Designation	June 30, 2012	December 31, 2011
Hedged Item: Callable Bonds
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Fair Value Hedge	2,708	7,345
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable	Economic Hedge(1)	1,745	1,390
Receive fixed or structured, pay adjustable interest rate swap with an option to call at the counterparty's option	Fixed or structured rate callable bond converted to a LIBOR adjustable rate; swap is callable; matched to callable bond accounted for under the fair value option	Economic Hedge(1)	2,854	2,806
Subtotal Economic Hedges(1)			4,599	4,196
Total			7,307	11,541
Hedged Item: Discount Notes
Pay fixed, receive adjustable callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate callable debt that offsets the prepayment risk of mortgage assets	Economic Hedge(1)	2,090	1,865
Basis swap or receive fixed, pay adjustable interest rate swap	Discount note converted to one-month LIBOR or other short-term adjustable rate to hedge repricing gaps	Economic Hedge(1)	12,275	14,760
Pay fixed, receive adjustable non-callable interest rate swap	Discount note, which may have been previously converted to LIBOR, converted to fixed rate non-callable debt that offsets the interest rate risk of mortgage assets	Economic Hedge(1)	595	1,580
Total			14,960	18,205
Hedged Item: Trading Securities
Pay MBS rate, receive adjustable interest rate swap	MBS rate converted to a LIBOR adjustable rate	Economic Hedge(1)	—	1
Basis swap	Basis swap hedging adjustable rate Federal Farm Credit Bank (FFCB) bonds	Economic Hedge(1)	2,802	1,633
Pay fixed, receive adjustable interest rate swap	Fixed rate Temporary Liquidity Guarantee Program (TLGP) securities converted to a LIBOR adjustable rate	Economic Hedge(1)	785	785
Total			3,587	2,419
Hedged Item: Intermediary Positions
Interest rate cap/floor	Stand-alone interest rate cap and/or floor executed with a member offset by executing an interest rate cap and/or floor with derivatives dealer counterparties	Economic Hedge(1)	810	810
Total			810	810
Total Notional Amount			$112,577	$129,576

(1)
Economic hedges are derivatives that are matched to balance sheet instruments or other derivatives that do not meet the requirements for hedge accounting under the accounting for derivative instruments and hedging activities.

At June 30, 2012, the total notional amount of interest rate exchange agreements outstanding was $112.6 billion, compared with $129.6 billion at December 31, 2011. The $17.0 billion decrease in the notional amount of derivatives during the first six months of 2012 was due to a net $10.7 billion decrease in interest rate exchange agreements hedging consolidated obligation bonds, a net $4.2 billion decrease in interest rate exchange agreements hedging advances, and a net $3.2 billion decrease in interest rate exchange agreements hedging discount notes, partially offset by a net $1.1 billion increase in interest rate exchange agreements hedging non-MBS securities. The notional amount serves as a basis for calculating periodic interest payments or cash flows received and paid and is not a measure of the amount of credit risk in that transaction.

The following tables categorize the notional amounts and estimated fair values of the Bank’s interest rate exchange agreements, unrealized gains and losses from the related hedged items, and estimated fair value gains and losses from financial instruments carried at fair value by type of accounting treatment and product as of June 30, 2012, and December 31, 2011.

Interest Rate Exchange Agreements Notional Amounts and Estimated Fair Values

June 30, 2012
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$11,784	$(295)	$295	$—	$—
Non-callable bonds	32,496	993	(997)	—	(4)
Callable bonds	2,708	22	(9)	—	13
Subtotal	46,988	720	(711)	—	9
Not qualifying for hedge accounting (economic hedges):
Advances	8,381	(333)	—	306	(27)
Non-callable bonds	33,252	256	—	(23)	233
Callable bonds	4,599	5	—	12	17
Discount notes	14,960	(25)	—	—	(25)
FFCB bonds and TLGP securities	3,587	(3)	—	—	(3)
Intermediated	810	—	—	—	—
Subtotal	65,589	(100)	—	295	195
Total excluding accrued interest	112,577	620	(711)	295	204
Accrued interest	—	104	(111)	6	(1)
Total	$112,577	$724	$(822)	$301	$203

December 31, 2011
(In millions)	Notional Amount	Fair Value of Derivatives	Unrealized Gain/(Loss) on Hedged Items	Financial Instruments Carried at Fair Value	Difference
Fair value hedges:
Advances	$15,014	$(271)	$270	$—	$(1)
Non-callable bonds	33,996	1,076	(1,083)	—	(7)
Callable bonds	7,345	32	(9)	—	23
Subtotal	56,355	837	(822)	—	15
Not qualifying for hedge accounting (economic hedges):
Advances	9,350	(396)	—	401	5
Non-callable bonds	38,241	289	—	(31)	258
Non-callable bonds with embedded derivatives	—	—	—	—	—
Callable bonds	4,196	4	—	3	7
Discount notes	18,205	(26)	—	—	(26)
FFCB bonds and TLGP securities	2,418	(8)	—	—	(8)
MBS – trading	1	—	—	—	—
Intermediated	810	—	—	—	—
Subtotal	73,221	(137)	—	373	236
Total excluding accrued interest	129,576	700	(822)	373	251
Accrued interest	—	99	(105)	9	3
Total	$129,576	$799	$(927)	$382	$254

The periodic and cumulative net valuation gains or losses on the Bank’s derivatives, hedged instruments, and certain assets and liabilities that are carried at fair value will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual term to maturity, call date, or put date of the hedged financial instruments, associated interest rate exchange agreements, and financial instruments carried at fair value. However, the Bank may have instances in which the financial instruments or hedging relationships are terminated prior to maturity or prior to the call or put date. Terminating the financial instruments or hedging relationships may result in a realized gain or loss. In addition, the Bank may have instances in which it may sell trading securities prior to maturity, which may also result in a realized gain or loss.

Credit Risk. For a discussion of derivatives credit exposure, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Derivatives Counterparties.”

Concentration Risk. The following table presents the concentration in derivatives with derivatives counterparties whose outstanding notional balances represented 10% or more of the Bank's total notional amount of derivatives outstanding as of June 30, 2012, and December 31, 2011.

Concentration of Derivatives Counterparties

(Dollars in millions)		June 30, 2012		December 31, 2011
Derivatives Counterparty	Credit Rating(1)	Notional Amount	Percentage of Total Notional Amount	Notional Amount	Percentage of Total Notional Amount
BNP Paribas	A	$21,125	19%	$25,836	20%
Deutsche Bank AG	A	18,855	17	24,055	19
JPMorgan Chase Bank, National Association	A	13,555	12	15,961	12
UBS AG	A	18,474	16	15,398	12
Subtotal		72,009	64	81,250	63
Others	At least BBB	40,568	36	48,326	37
Total		$112,577	100%	$129,576	100%

(1)	The credit ratings used by the Bank are based on the lowest of Moody's and Standard & Poor's ratings.

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

Since the beginning of 2010, the combination of declining FHLBank funding needs and continued investor demand for FHLBank debt has enabled the FHLBanks to issue debt at reasonable costs. During the first six months of 2012, the FHLBanks issued $37 billion in global bonds, $94 billion in callable bonds, and $422 billion in auctioned discount notes.

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

The Bank generally manages operational, contingent, and structural liquidity risks using a portfolio of cash and short-term investments—which include commercial paper, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to highly rated counterparties—and access to the debt capital markets. In addition, the Bank maintains alternate sources of funds, detailed in its contingent liquidity plan, which also includes an explanation of how sources of funds may be allocated under stressed market conditions. The Bank maintains short-term, high-quality money market investments and government and agency securities in amounts that may average up to three times the Bank's capital as a primary source of funds to satisfy these requirements and objectives.

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

The Bank has a regulatory contingency liquidity requirement to maintain at least five business days of liquidity to enable it to meet its obligations without issuance of new consolidated obligations. In addition to the regulatory requirement and the Finance Agency's guidelines on contingent liquidity, the Bank's asset-liability management committee has established an operational guideline for the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. This operational guideline assumes that the Bank can obtain funds by using MBS as collateral in the repurchase agreement markets. Under this guideline, the Bank maintained at least 90 days of liquidity at all times during the first six months of 2012. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine its projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (i) allowing short-term liquid investments to mature, (ii) using eligible securities as collateral for repurchase agreement borrowings, and (iii) if necessary, allowing advances to mature without renewal. In addition, the Bank may be able to borrow on a short-term unsecured basis from financial institutions (Federal funds purchased) or other FHLBanks (inter-FHLBank borrowings).

The Bank actively monitors and manages structural liquidity risks, which the Bank defines as maturity mismatches greater than 90 days for all sources and uses of funds. Structural liquidity maturity mismatches are identified using maturity gap analysis and valuation sensitivity metrics that quantify the risk associated with the Bank's structural liquidity position.

The following table shows the Bank's principal financial obligations due, estimated sources of funds available to meet those obligations, and the net difference between funds available and funds needed for the 5-business-day and 90-day periods following June 30, 2012, and December 31, 2011. Also shown are additional contingent sources of funds from on-balance sheet collateral available for repurchase agreement borrowings.

Principal Financial Obligations Due and Funds Available for Selected Periods

	As of June 30, 2012		As of December 31, 2011
(In millions)	5 Business Days	90 Days	5 Business Days	90 Days
Obligations due:
Commitments for new advances	$—	$—	$100	$100
Commitments to purchase investments	500	697	—	54
Demand deposits	591	591	628	628
Maturing member term deposits	—	2	1	1
Discount note and bond maturities and expected exercises of bond call options	1,029	24,692	820	24,691
Subtotal obligations	2,120	25,982	1,549	25,474
Sources of available funds:
Maturing investments	6,302	15,366	1,250	11,879
Cash at Federal Reserve Bank of San Francisco	136	136	3,493	3,493
Proceeds from scheduled settlements of discount notes and bonds	1,085	1,525	200	200
Maturing MBS	—	—	—	1
Maturing advances and scheduled prepayments	1,359	6,791	1,463	13,126
Subtotal sources	8,882	23,818	6,406	28,699
Net funds available	6,762	(2,164)	4,857	3,225
Additional contingent sources of funds:(1)
Estimated borrowing capacity of securities available for repurchase agreement borrowings:
MBS	—	21,511	—	20,278
TLGP securities	1,185	844	2,763	2,189
FFCB bonds	2,946	2,631	1,811	1,245
Subtotal contingent sources	4,131	24,986	4,574	23,712
Total contingent funds available	$10,893	$22,822	$9,431	$26,937

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

The following table shows the Bank's compliance with the Finance Agency's capital requirements at June 30, 2012, and December 31, 2011. During the first six months of 2012, the Bank's risk-based capital requirement decreased from $4.9 billion at December 31, 2011, to $4.2 billion at June 30, 2012. The decrease was primarily due to a lower market risk requirement as a result of the improvement in the Bank's market value of capital.

Regulatory Capital Requirements

	June 30, 2012		December 31, 2011
(Dollars in millions)	Required	Actual	Required	Actual
Risk-based capital	$4,192	$11,742	$4,915	$12,176
Total regulatory capital	$4,106	$11,742	$4,542	$12,176
Total regulatory capital ratio	4.00%	11.44%	4.00%	10.72%
Leverage capital	$5,133	$17,613	$5,678	$18,264
Leverage ratio	5.00%	17.16%	5.00%	16.08%

In light of the Bank's strong regulatory capital position, the Bank plans to repurchase up to $500 million in excess capital stock on August 14, 2012. This repurchase, combined with the scheduled redemption of $23 million in mandatorily redeemable capital stock during the third quarter of 2012, will reduce the Bank's excess capital stock by up to $523 million. The amount of excess capital stock to be repurchased from any shareholder will be based on the shareholder's pro rata ownership share of total capital stock outstanding as of the repurchase date, up to the amount of the shareholder's excess capital stock.

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

The following tables present a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank's member and nonmember borrowers as of June 30, 2012, and December 31, 2011.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Credit Quality Rating

(Dollars in millions)
June 30, 2012
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	154	86	$37,932	$115,834	33%
4-6	189	103	20,672	44,868	46
7-10	42	20	634	1,025	62
Subtotal	385	209	59,238	161,727	37
CDFIs	3	2	35	38	92
Total	388	211	$59,273	$161,765	37%

December 31, 2011
	All Members and Nonmembers	Members and Nonmembers with Credit Outstanding
				Collateral Borrowing Capacity(2)
Member or Nonmember Credit Quality Rating	Number	Number	Credit Outstanding(1)	Total	Used
1-3	120	78	$41,276	$117,959	35%
4-6	204	112	30,302	53,120	57
7-10	60	31	1,158	3,147	37
Total	384	221	$72,736	$174,226	42
CDFIs	2	2	21	28	75
Total	386	223	$72,757	$174,254	42%

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Member and Nonmember Credit Outstanding and Collateral Borrowing Capacity by Unused Borrowing Capacity

(Dollars in millions)
June 30, 2012
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	7	$67	$70
11% – 25%	12	15,062	19,214
26% – 50%	30	2,018	3,145
More than 50%	162	42,126	139,336
Total	211	$59,273	$161,765

December 31, 2011
Unused Borrowing Capacity	Number of Members and Nonmembers with Credit Outstanding	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
0% – 10%	9	$238	$247
11% – 25%	10	19,404	22,512
26% – 50%	32	19,791	32,519
More than 50%	172	33,324	118,976
Total	223	$72,757	$174,254

(1)	Includes advances, letters of credit, the market value of swaps, estimated prepayment fees for certain borrowers, and the credit enhancement obligation on

MPF loans.

(2)	Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.

Securities pledged as collateral are assigned borrowing capacities that reflect the securities' pricing volatility and market liquidity risks. Securities are delivered to the Bank's custodian when they are pledged. The Bank prices securities collateral on a daily basis or twice a month, depending on the availability and reliability of external pricing sources. Securities that are normally priced twice a month may be priced more frequently in volatile market conditions. The Bank benchmarks the borrowing capacities for securities collateral to the market on a periodic basis and may review and change the borrowing capacity for any security type at any time. As of June 30, 2012, the borrowing capacities assigned to U.S. Treasury securities and most agency securities ranged from 90% to 99% of their market value. The borrowing capacities assigned to private-label MBS, which must be rated AAA or AA when initially pledged, generally ranged from 50% to 75% of their market value, depending on the underlying collateral (residential mortgage loans, home equity loans, or commercial real estate loans), the rating, and the subordination structure of the respective securities.

The following table presents the securities collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2012, and December 31, 2011.

Composition of Securities Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2012		December 31, 2011
Securities Type with Current Credit Ratings	Current Par	Borrowing Capacity	Current Par	Borrowing Capacity
U.S. Treasury (bills, notes, bonds)	$214	$216	$251	$248
Agency (notes, subordinate debt, structured notes, indexed amortization notes, and Small Business Administration pools)	5,096	5,003	5,132	5,047
Agency pools and collateralized mortgage obligations	13,590	13,433	12,697	12,469
PLRMBS – publicly registered AAA-rated senior tranches	6	4	49	33
PLRMBS – publicly registered AA-rated senior tranches	3	2	10	6
PLRMBS – publicly registered A-rated senior tranches	2	—	9	2
PLRMBS – publicly registered BBB-rated senior tranches	2	—	54	12
Private-label commercial MBS – publicly registered AAA-rated subordinate tranches	5	4	8	6
Term deposits with the Bank	2	2	1	1
Total	$18,920	$18,664	$18,211	$17,824

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

As of June 30, 2012, 55% of the loan collateral pledged to the Bank was pledged by 35 institutions under specific identification, 35% was pledged by 180 institutions under blanket lien with detailed reporting, and 11% was pledged by 103 institutions under blanket lien with summary reporting.

As of June 30, 2012, the Bank's maximum borrowing capacities as a percentage of the assigned market value of mortgage loan collateral pledged under blanket lien with detailed reporting were as follows: 90% for first lien residential mortgage loans, 88% for multifamily mortgage loans, 84% for commercial mortgage loans, and 81% for second lien residential mortgage loans. The maximum borrowing capacity of small business, small agribusiness, and small farm loans was 50% of the unpaid principal balance. The highest borrowing capacities are available to borrowers that pledge under blanket lien with detailed reporting because the detailed loan information allows the Bank to assess the value of the collateral more precisely and because additional collateral is pledged under the blanket lien that may not receive borrowing capacity but may be liquidated to repay advances in the event of default. The Bank may review and change the maximum borrowing capacity for any type of loan collateral at any time.

The table below presents the mortgage loan collateral pledged by all members and by nonmembers with credit outstanding at June 30, 2012, and December 31, 2011.

Composition of Loan Collateral Pledged by Members and by Nonmembers with Credit Outstanding

(In millions)	June 30, 2012		December 31, 2011
Loan Type	Unpaid Principal Balance	Borrowing Capacity	Unpaid Principal Balance	Borrowing Capacity
First lien residential mortgage loans	$103,629	$71,984	$119,089	$78,938
Second lien residential mortgage loans and home equity lines of credit	37,770	9,193	40,154	9,668
Multifamily mortgage loans	31,910	26,334	36,865	28,953
Commercial mortgage loans	45,161	27,895	47,582	29,417
Loan participations(1)	10,567	6,956	13,138	8,637
Small business, small farm, and small agribusiness loans	2,823	648	3,046	710
Other	651	91	764	107
Total	$232,511	$143,101	$260,638	$156,430

(1)	The unpaid principal balance for loan participations is 100% of the outstanding loan amount. The borrowing capacity for loan participations is based on the participated amount pledged to the Bank.

The Bank holds a security interest in subprime residential mortgage loans pledged as collateral. Subprime loans are defined as loans with a borrower FICO score of 660 or less at origination, or if the original FICO score is not available, as loans with a current borrower FICO score of 660 or less. At June 30, 2012, and December 31, 2011, the amount of these loans totaled $17 billion and $19 billion, respectively. The Bank reviews and assigns borrowing capacities to subprime mortgage loans as it does for all other types of loan collateral, taking into account the known credit attributes in the pricing of the loans. In addition, borrowers with concentrations in nontraditional and subprime mortgage loans are subject to more frequent analysis to assess the credit quality and value of the loans. All advances, including those made to borrowers pledging subprime mortgage loans, are required to be fully collateralized. The Bank limits the amount of borrowing capacity that may be supported by subprime collateral.

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

Investment Credit Exposure

(In millions)
June 30, 2012
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Non-MBS
Interest-bearing deposits	$—	$1,000	$1,850	$—	$—	$—	$—	$—	$—	$—	$—	$2,850
Commercial paper(2)	—	—	2,079	—	—	—	—	—	—	—	—	2,079
Housing finance agency bonds	—	160	—	424	—	—	—	—	—	—	—	584
GSEs:											—
FFCB bonds	—	3,037	—	—	—	—	—	—	—	—	—	3,037
TLGP securities(3)	—	1,222	—	—	—	—	—	—	—	—	—	1,222
Total non-MBS	—	5,419	3,929	424	—	—	—	—	—	—	—	9,772
MBS:
Other U.S. obligations:
Ginnie Mae	—	212	—	—	—	—	—	—	—	—	—	212
GSEs:
Freddie Mac	—	5,212	—	—	—	—	—	—	—	—	—	5,212
Fannie Mae	—	8,612	—	—	—	—	—	—	—	—	—	8,612
Total GSEs	—	13,824	—	—	—	—	—	—	—	—	—	13,824
PLRMBS:
Prime	36	172	257	586	635	379	318	98	278	—	—	2,759
Alt-A, option ARM	—	—	—	—	—	—	892	48	22	—	—	962
Alt-A, other	28	128	143	475	586	716	3,215	592	1,025	95	1	7,004
Total PLRMBS	64	300	400	1,061	1,221	1,095	4,425	738	1,325	95	1	10,725
Total MBS	64	14,336	400	1,061	1,221	1,095	4,425	738	1,325	95	1	24,761
Total securities	64	19,755	4,329	1,485	1,221	1,095	4,425	738	1,325	95	1	34,533
Securities purchased under agreements to resell	—	—	3,500	—	—	—	—	—	—	—	—	3,500
Federal funds sold (4)	—	5,870	380	—	—	—	—	—	—	—	—	6,250
Total investments	$64	$25,625	$8,209	$1,485	$1,221	$1,095	$4,425	$738	$1,325	$95	$1	$44,283

Investment Credit Exposure
(In millions)
December 31, 2011
	Carrying Value
	Credit Rating(1)
Investment Type	AAA	AA	A	BBB	BB	B	CCC	CC	C	Total
Non-MBS
Interest-bearing deposits	$—	$—	$3,539	$—	$—	$—	$—	$—	$—	$3,539
Commercial paper(2)	—	1,500	300	—	—	—	—	—	—	1,800
Housing finance agency bonds	—	187	—	459	—	—	—	—	—	646
GSEs:
FFCB bonds	—	1,867	—	—	—	—	—	—	—	1,867
TLGP securities(3)	—	2,849	—	—	—	—	—	—	—	2,849
Total non-MBS	—	6,403	3,839	459	—	—	—	—	—	10,701
MBS
Other U.S. obligations:
Ginnie Mae	—	234	—	—	—	—	—	—	—	234
GSEs:
Freddie Mac	—	3,374	—	—	—	—	—	—	—	3,374
Fannie Mae	—	8,315	—	—	—	—	—	—	—	8,315
Total GSEs	—	11,689	—	—	—	—	—	—	—	11,689
PLRMBS:
Prime	72	306	387	700	529	330	413	178	118	3,033
Alt-A, option ARM	—	—	—	—	—	—	936	53	26	1,015
Alt-A, other	36	137	196	667	434	771	3,412	719	958	7,330
Total PLRMBS	108	443	583	1,367	963	1,101	4,761	950	1,102	11,378
Total MBS	108	12,366	583	1,367	963	1,101	4,761	950	1,102	23,301
Total securities	108	18,769	4,422	1,826	963	1,101	4,761	950	1,102	34,002
Federal funds sold (4)	—	5,366	—	—	—	—	—	—	—	5,366
Total investments	$108	$24,135	$4,422	$1,826	$963	$1,101	$4,761	$950	$1,102	$39,368

(1)	Credit ratings of BB and lower are below investment grade.

(2)	The Bank's investment in commercial paper also had a short-term credit rating of A-1/P-1.

(3)
TLGP securities represent corporate debentures of the issuing party that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and backed by the full faith and credit of the U.S. government.

(4)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

For all the securities in its available-for-sale and held-to-maturity portfolios for Federal funds sold and for securities purchased under agreements to resell, the Bank does not intend to sell any security and it is not more likely than not that the Bank will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Bank invests in short-term unsecured Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit (interest-bearing deposits), and commercial paper with member and nonmember counterparties, all of which are highly rated.

The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. The Bank may also consider general macroeconomic, political, and market conditions when establishing limits on unsecured investments with U.S. branches and agency offices of foreign commercial banks. As a result, the Bank may reduce or suspend a counterparty's limits on unsecured investments.

Finance Agency regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of an individual FHLBank's total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that an FHLBank may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions. (See Credit Risk - Derivatives and Counterparty Ratings for additional information related to derivatives exposure).

Finance Agency regulations also permit the FHLBanks to extend additional unsecured credit for overnight extensions of credit and for sales of Federal funds subject to continuing contracts that renew automatically. An FHLBank's total unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. In addition, the FHLBanks are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

As of June 30, 2012, the Bank's unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and interest-bearing deposits, which represented 97.9% and 96.5%, respectively, of the Bank's total unsecured investment credit exposure in Federal funds sold and interest-bearing deposits.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks, based on the lowest of the credit ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. This table does not reflect the foreign sovereign government's credit rating. At June 30, 2012, 61.5% of the carrying value of unsecured investments held by the Bank were rated AA.

Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2012
	Carrying Value(1)
	Credit Rating(2)
Domicile of Counterparty	AA	A	Total
Domestic (3)	$100	$1,709	$1,809
U.S subsidiaries of foreign commercial banks	—	500	500
Total Domestic and U.S. subsidiaries of foreign commercial banks	100	2,209	2,309
U.S. branches and agency offices of foreign commercial banks:
Canada	3,270	2,100	5,370
Australia	3,500	—	3,500
Total U.S. branches and agency offices of foreign commercial banks	6,770	2,100	8,870
Total Unsecured Credit Exposure	$6,870	$4,309	$11,179

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises and supranational entities and does not include related accrued interest as of June 30, 2012.

(2)
Does not reflect changes in ratings, outlook, or watch status occurring after June 30, 2012. These ratings represent the lowest rating available for each security owned by the Bank, based on the ratings provided by Moody's, Standard & Poor's, or comparable Fitch ratings. The Bank's internal rating may differ from this rating.

(3)	Includes $100 million in Federal funds sold to a member counterparty determined by the Bank to have an internal credit rating equivalent to AA.

The following table presents the contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty

(In millions)
June 30, 2012
	Carrying Value(1)
Domicile of Counterparty	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,315	$494	$1,809
U.S subsidiaries of foreign commercial banks	500	—	500
Total Domestic and U.S. subsidiaries of foreign commercial banks	1,815	494	2,309
U.S. branches and agency offices of foreign commercial banks:
Canada	2,000	3,370	5,370
Australia	1,550	1,950	3,500
Total U.S. branches and agency offices of foreign commercial banks	3,550	5,320	8,870
Total Unsecured Credit Exposure	$5,365	$5,814	$11,179

(1)
Excludes unsecured investment credit exposure to U.S. government agencies and instrumentalities, government-sponsored enterprises and supranational entities and does not include related accrued interest as of June 30, 2012.

The Bank determined that, as of June 30, 2012, all of the gross unrealized losses on its interest-bearing deposits and commercial paper were temporary because the gross unrealized losses were caused by movements in interest rates and not by the deterioration of the issuers' creditworthiness. The interest-bearing deposits and commercial paper were all with issuers that had credit ratings of at least A at June 30, 2012. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

The Bank's investments may also include housing finance agency bonds issued by housing finance agencies located in Arizona, California, and Nevada, the three states that make up the Bank's district. These bonds are mortgage revenue bonds (federally taxable) and are collateralized by pools of first lien residential mortgage loans and credit-enhanced by bond insurance. The bonds held by the Bank are issued by the California Housing Finance Agency (CalHFA) and insured by either Ambac Assurance Corporation (Ambac), MBIA Insurance Corporation (MBIA), or Assured Guaranty Municipal Corporation (formerly Financial Security Assurance Incorporated). At June 30, 2012, all of the bonds were rated at least BBB by Moody's or Standard & Poor's.

At June 30, 2012, the Bank's investments in housing finance agency bonds had gross unrealized losses totaling $117 million. These gross unrealized losses were due to an illiquid market, credit concerns regarding the underlying mortgage collateral, and credit concerns regarding the monoline insurance providers, causing these investments to be valued at a discount to their acquisition cost. The Bank independently modeled cash flows for the underlying collateral, using assumptions for default rates and loss severity that a market participant would deem reasonable, and concluded that the available credit support within the CalHFA structure more than offset the projected underlying collateral losses. The Bank determined that, as of June 30, 2012, all of the gross unrealized losses on the agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses. As a result, the Bank expects to recover the entire amortized cost basis of these securities. If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the CalHFA bonds may decline further and the Bank may experience OTTI in future periods.

The Bank's MBS investments include PLRMBS, all of which were AAA-rated at the time of purchase, and agency residential MBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae. Some of the PLRMBS were issued by and/or purchased from members, former members, or their affiliates. The Bank does not have investment credit limits and terms for these investments that differ for members and nonmembers. Bank policy limits total MBS investments to three times the Bank's capital. At June 30, 2012, the Bank's MBS portfolio was 224% of Bank capital (as determined in accordance with regulations governing the operations of the FHLBanks).

The Bank executes all MBS investments without preference to the status of the counterparty or the issuer of the investment as a nonmember, member, or affiliate of a member. When the Bank executes non-MBS investments with members, the Bank may give consideration to their secured credit availability and the Bank's advances price levels.

All of the MBS purchased by the Bank are backed by pools of first lien residential mortgage loans, which include residential mortgage loans labeled by the issuer as Alt-A. Bank policy prohibits the purchase of MBS backed by pools of mortgage loans labeled by the issuer as subprime or having certain Bank-defined subprime characteristics.

The Bank has not purchased any PLRMBS since the first quarter of 2008, and current Bank policy prohibits the purchase of PLRMBS.

At June 30, 2012, PLRMBS representing 36% of the amortized cost of the Bank's MBS portfolio were labeled Alt-A by the issuer. These PLRMBS are generally collateralized by mortgage loans that are considered less risky than subprime loans but more risky than prime loans. These loans are generally made to borrowers who have sufficient credit ratings to qualify for a conforming mortgage loan but the loans may not meet all standard guidelines for documentation requirements, property type, or loan-to-value ratios.

As of June 30, 2012, the Bank's investment in MBS had gross unrealized losses totaling $1.9 billion, most of which were related to PLRMBS. These gross unrealized losses were primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For its agency MBS, the Bank expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses. As a result, the Bank determined that, as of June 30, 2012, all of the gross unrealized losses on its agency MBS are temporary.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Bank performed a cash flow analysis for all of its PLRMBS as of June 30, 2012, using two third-party models. The first model projects prepayments, default rates, and loss severities based on borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions related primarily to future changes in home prices and interest rates. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based on an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

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

The Bank's housing price forecast as of June 30, 2012, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 6% over the 3- to 9-month periods beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 4% over the 3-month period beginning April 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. In addition to evaluating its PLRMBS under a base case (or best estimate) scenario, the Bank performed a cash flow analysis for each of these securities under a more adverse housing price scenario. This more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 11% over the 3- to 9-month periods beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning April 1, 2012. The following table shows the base case scenario and what the ranges of the annualized projected home price recovery rates by month would have been under the more adverse housing price scenario at June 30, 2012:

Recovery in Terms of Annualized Rates of Housing Price Change Under Base Case and Adverse Case Scenarios
	Housing Price Scenario
Months	Base Case			Adverse Case
1 - 6	0.0%	-	2.8%	0.0%	-	1.9%
7 - 18	0.0%	-	3.0%	0.0%	-	2.0%
19 - 24	1.0%	-	4.0%	0.7%	-	2.7%
25 - 30	2.0%	-	4.0%	1.3%	-	2.7%
31 - 42	2.0%	-	5.0%	1.3%	-	3.4%
43 - 66	2.0%	-	6.0%	1.3%	-	4.0%
Thereafter	2.3%	-	5.6%	1.5%	-	3.8%

The following table shows the base case scenario and what the OTTI charge would have been under the more adverse housing price scenario at June 30, 2012:

OTTI Analysis Under Base Case and Adverse Case Scenarios

	Housing Price Scenario
	Base Case			Adverse Case
(Dollars in millions)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)	Number of Securities	Unpaid Principal Balance	Credit- Related OTTI(1)
Other-than-temporarily impaired PLRMBS backed by loans classified at origination as:
Prime	2	$2	$—	5	$174	$(1)
Alt-A, option ARM	8	466	(6)	15	1,104	(50)
Alt-A, other	24	1,642	(15)	99	5,523	(136)
Total	34	$2,110	$(21)	119	$6,801	$(187)

(1)	Amounts are for the three months ended June 30, 2012.

For more information on the Bank's OTTI analysis and reviews, see “Item 1. Financial Statements – Note 6 – Other-Than-Temporary Impairment Analysis.”

The following table presents the ratings of the Bank's PLRMBS as of June 30, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Prime
2008	$—	$—	$—	$—	$—	$84	$184	$—	$—	$—	$—	$268
2007	—	—	—	85	—	20	67	145	356	—	—	673
2006	29	—	—	—	9	102	24	2	52	—	—	218
2005	—	—	1	51	—	18	85	—	—	—	—	155
2004 and earlier	7	172	255	450	628	176	16	—	—	—	—	1,704
Total Prime	36	172	256	586	637	400	376	147	408	—	—	3,018
Alt-A, option ARM
2007	—	—	—	—	—	—	1,270	—	—	—	—	1,270
2006	—	—	—	—	—	—	218	—	—	—	—	218
2005	—	—	—	—	—	—	44	155	93	—	—	292
Total Alt-A, option ARM	—	—	—	—	—	—	1,532	155	93	—	—	1,780
Alt-A, other
2008	—	—	—	—	—	179	—	—	—	—	—	179
2007	—	—	—	—	141	—	1,382	—	783	—	—	2,306
2006	—	68	—	—	—	22	469	61	472	15	—	1,107
2005	5	—	12	19	75	525	2,238	754	285	151	—	4,064
2004 and earlier	23	60	133	467	375	108	93	—	—	—	1	1,260
Total Alt-A, other	28	128	145	486	591	834	4,182	815	1,540	166	1	8,916
Total par amount	$64	$300	$401	$1,072	$1,228	$1,234	$6,090	$1,117	$2,041	$166	$1	$13,714

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.
The following table presents the ratings of the Bank's other-than-temporarily impaired PLRMBS at June 30, 2012, by year of securitization and by collateral type at origination.

Unpaid Principal Balance of Other-Than-Temporarily Impaired PLRMBS by Year of Securitization and Credit Rating

(In millions)
June 30, 2012
	Unpaid Principal Balance
	Credit Rating(1)
Collateral Type at Origination and Year of Securitization	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Prime
2008	—	—	—	—	55	184	—	—	—	239
2007	—	—	—	—	—	67	145	356	—	568
2006	—	—	—	9	—	24	2	52	—	87
2005	—	—	—	—	18	32	—	—	—	50
2004 and earlier	—	—	—	22	76	16	—	—	—	114
Total Prime	—	—	—	31	149	323	147	408	—	1,058
Alt-A, option ARM
2007	—	—	—	—	—	1,270	—	—	—	1,270
2006	—	—	—	—	—	218	—	—	—	218
2005	—	—	—	—	—	—	155	93	—	248
Total Alt-A, option ARM	—	—	—	—	—	1,488	155	93	—	1,736
Alt-A, other
2008	—	—	—	—	179	—	—	—	—	179
2007	—	—	—	—	—	1,382	—	783	—	2,165
2006	68	—	—	—	22	469	61	472	15	1,107
2005	—	—	—	—	525	2,238	754	285	150	3,952
2004 and earlier	—	31	134	53	62	85	—	—	—	365
Total Alt-A, other	68	31	134	53	788	4,174	815	1,540	165	7,768
Total par amount	$68	$31	$134	$84	$937	$5,985	$1,117	$2,041	165	$10,562

(1)	The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings. Credit ratings of BB and lower are below investment grade.

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

PLRMBS Credit Characteristics

(Dollars in millions)
June 30, 2012
				For the Six Months Ended June 30, 2012			Underlying Collateral Performance and Credit Enhancement Statistics
Collateral Type at Origination and Year of Securitization	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Total OTTI	Non- Credit- Related OTTI	Credit- Related OTTI	Weighted- Average 60+ Days Collateral Delinquency Rate	Original Weighted Average Credit Support	Current Weighted Average Credit Support
Prime
2008	$236	$19	$218	$—	$—	$—	25.38%	30.00%	24.55%
2007	570	101	468	—	—	—	21.79	22.52	11.33
2006	206	3	205	—	—	—	13.44	11.25	8.20
2005	154	16	138	—	—	—	13.79	11.54	14.90
2004 and earlier	1,705	142	1,563	—	—	—	8.59	4.40	10.20
Total Prime	2,871	281	2,592	—	—	—	13.64	11.57	11.82
Alt-A, option ARM
2007	1,068	338	730	(3)	1	(2)	44.06	44.15	34.91
2006	157	39	118	(1)	(1)	(2)	43.02	44.85	28.67
2005	135	36	100	(1)	(1)	(2)	35.38	22.83	17.76
Total Alt-A, option ARM	1,360	413	948	(5)	(1)	(6)	42.51	40.74	31.33
Alt-A, other
2008	176	26	150	—	—	—	17.15	31.80	28.58
2007	2,021	307	1,727	(8)	2	(6)	30.66	26.79	18.62
2006	850	74	781	(2)	(2)	(4)	29.48	18.44	6.76
2005	3,740	659	3,081	(10)	(2)	(12)	19.22	13.73	11.35
2004 and earlier	1,263	143	1,122	(4)	2	(2)	12.93	7.96	16.05
Total Alt-A, other	8,050	1,209	6,861	(24)	—	(24)	22.52	17.24	13.67
Total	$12,281	$1,903	$10,401	$(29)	$(1)	$(30)	23.16%	19.04%	15.56%

The following table presents a summary of the significant inputs used to determine potential OTTI credit losses in the Bank's PLRMBS portfolio for the six months ended June 30, 2012.

Significant Inputs to OTTI Credit Analysis for All PLRMBS

June 30, 2012
	Significant Inputs												Current
	Prepayment Rates				Default Rates				Loss Severities				Credit Enhancement
Year of Securitization	Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %			Weighted Average %	Range %
Prime
2008	9.3	7.5	-	10.0	33.8	25.7	-	37.1	40.8	35.9	-	48.7	26.2	23.3	-	28.6
2007	7.8	7.8	-	7.8	6.6	6.4	-	7.5	30.1	26.5	-	30.9	10.0	7.6	-	20.7
2006	9.4	6.3	-	14.0	27.3	12.9	-	46.0	36.6	32.1	-	50.9	11.9	1.6	-	19.8
2005	11.0	6.6	-	16.9	12.1	1.9	-	24.8	32.3	24.4	-	33.2	11.8	9.2	-	12.8
2004 and earlier	13.2	0.9	-	29.3	10.0	0.0	-	25.3	31.2	17.4	-	60.9	9.8	4.4	-	59.6
Total Prime	11.8	0.9	-	29.3	16.0	0.0	-	46.0	33.5	17.4	-	60.9	13.1	1.6	-	59.6
Alt-A, option ARM
2007	2.6	1.4	-	3.7	76.6	64.4	-	88.3	51.5	43.2	-	61.7	34.9	27.6	-	46.0
2006	2.3	1.9	-	2.8	78.1	70.3	-	84.4	54.9	44.1	-	63.5	28.7	22.1	-	34.0
2005	3.8	3.0	-	5.1	58.0	27.0	-	72.9	42.6	34.5	-	50.2	17.8	6.7	-	32.4
Total Alt-A, option ARM	2.7	1.4	-	5.1	73.8	27.0	-	88.3	50.4	34.5	-	63.5	31.3	6.7	-	46.0
Alt-A, other
2007	7.1	3.1	-	10.9	50.7	28.1	-	76.1	46.5	33.4	-	56.3	14.0	0.9	-	51.5
2006	7.0	1.8	-	9.5	49.3	31.0	-	71.1	51.0	45.9	-	57.2	14.4	0.0	-	34.0
2005	8.8	3.8	-	13.8	32.7	15.1	-	54.4	45.9	30.0	-	60.3	11.5	0.0	-	87.8
2004 and earlier	9.6	2.3	-	21.4	22.5	0.8	-	47.0	35.5	17.0	-	77.4	16.0	7.5	-	73.7
Total Alt-A, other	8.2	1.8	-	21.4	38.3	0.8	-	76.1	45.4	17.0	-	77.4	13.2	0.0	-	87.8
Total	8.1	0.9	-	29.3	39.0	0.0	-	88.3	43.9	17.0	-	77.4	15.6	0.0	-	87.8

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

The following table presents the unpaid principal balance of PLRMBS by collateral type at the time of origination at June 30, 2012, and December 31, 2011.

Unpaid Principal Balance of PLRMBS by Collateral Type at Origination

	June 30, 2012			December 31, 2011
(In millions)	Fixed Rate	Adjustable Rate	Total	Fixed Rate	Adjustable Rate	Total
PLRMBS:
Prime	$690	$2,328	$3,018	$999	$2,327	$3,326
Alt-A, option ARM	—	1,780	1,780	—	1,880	1,880
Alt-A, other	4,324	4,592	8,916	4,899	4,556	9,455
Total	5,014	8,700	13,714	$5,898	$8,763	$14,661

The following table presents credit ratings as of July 31, 2012, on PLRMBS in a loss position at June 30, 2012.

PLRMBS in a Loss Position at June 30, 2012, and Credit Ratings as of July 31, 2012

(Dollars in millions)
	June 30, 2012						July 31, 2012
Collateral Type at Origination:	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- Average 60+ Days Collateral Delinquency Rate	% Rated AAA	% Rated AAA	% Rated AA to BBB	% Rated Below Investment Grade	% on Watchlist
Prime	$2,918	$2,784	$2,669	$281	13.43%	1.02%	1.02%	31.77%	67.21%	3.51%
Alt-A, option ARM	1,716	1,345	946	413	42.27	—	—	—	100.00	—
Alt-A, other	8,589	7,786	6,736	1,209	22.35	0.29	0.29	6.71	93.00	4.68
Total	$13,223	$11,915	$10,351	$1,903	22.97%	0.41%	0.41%	11.37%	88.22%	3.81%

The following table presents the fair value of the Bank's PLRMBS as a percentage of the unpaid principal balance by collateral type at origination and year of securitization.

Fair Value of PLRMBS as a Percentage of Unpaid Principal Balance by Year of Securitization

Collateral Type at Origination and Year of Securitization	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Prime
2008	80.97%	82.03%	80.21%	83.30%	85.62%
2007	69.73	68.71	68.69	71.65	73.30
2006	93.94	95.18	94.17	94.40	96.05
2005	89.12	89.16	86.25	87.07	89.53
2004 and earlier	91.77	91.47	88.18	89.90	92.55
Weighted average of all Prime	85.92	85.82	83.74	85.81	88.26
Alt-A, option ARM
2007	57.47	58.95	56.84	58.86	61.19
2006	54.25	56.11	55.72	55.38	58.85
2005	34.29	35.66	34.88	36.80	39.83
Weighted average of all Alt-A, option ARM	53.27	54.77	53.09	54.83	57.43
Alt-A, other
2008	83.81	83.94	80.26	81.21	83.69
2007	74.88	74.97	73.82	75.62	76.84
2006	70.52	71.23	69.01	72.49	73.92
2005	75.81	76.16	74.23	76.36	79.36
2004 and earlier	89.06	89.00	86.18	87.28	89.51
Weighted average of all Alt-A, other	76.95	77.21	75.28	77.32	79.55
Weighted average of all PLRMBS	75.85%	76.24%	74.36%	76.43%	78.82%

The following tables summarize rating agency downgrade actions on investments that occurred from July 1, 2012, to July 31, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments Downgraded from July 1, 2012, to July 31, 2012 Dollar Amounts as of June 30, 2012

	To A		To BBB		To Below Investment Grade		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
MBS:
GSE - Fannie Mae
Downgrade from AAA	$56	$55	$—	$—	$34	$33	$90	$88
PLRMBS:
Downgrade from AA	22	18	34	30	—	—	56	48
Downgrade from A			51	47	43	39	94	86
Downgrade from BBB			—	—	132	128	132	128
Downgrade from CCC	—	—	—	—	47	47	47	47
Downgrade from C	—	—	—	—	65	65	65	65
Total PLRMBS	22	18	85	77	287	279	394	374
Total	$78	$73	$85	$77	$321	$312	$484	$462

Investments Downgraded to Below Investment Grade from July 1, 2012, to July 31, 2012 Dollar Amounts as of June 30, 2012

	To BB		To CC		To D		Total Below Investment Grade
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
MBS:
GSE - Fannie Mae
Downgrade from AAA	$34	$33	$—	$—	$—	$—	$34	$33
PLRMBS:
Downgrade from A	43	39	—	—	—	—	43	39
Downgrade from BBB	132	128	—	—	—	—	132	128
Downgrade from CCC	—	—	26	26	21	21	47	47
Downgrade from C	—	—	—	—	65	65	65	65
Total PLRMBS	175	167	26	26	86	86	287	279
Total	$209	$200	$26	$26	$86	$86	$321	$312

The MBS that were downgraded from July 1, 2012, to July 31, 2012, were included in the Bank's OTTI analysis performed as of June 30, 2012, and no additional OTTI charge was required as a result of these downgrades.

The Bank believes that, as of June 30, 2012, the gross unrealized losses on the remaining PLRMBS that did not have an OTTI charge are primarily due to illiquidity in the MBS market, uncertainty about the future condition of the housing and mortgage markets and the economy, and market expectations of the credit performance of loan collateral underlying these securities, which caused these assets to be valued at significant discounts to their acquisition cost. The Bank does not intend to sell these securities, it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, and the Bank expects to recover the entire amortized cost basis of these securities. As a result, the Bank determined that, as of June 30, 2012, all of the gross unrealized losses on these securities are temporary. The Bank will continue to monitor and analyze the performance of these securities to assess the likelihood of the recovery of the entire amortized cost basis of these securities as of each balance sheet date.

The following table summarizes rating agency actions for investments on negative watch as of July 31, 2012. The credit ratings used by the Bank are based on the lowest of Moody's, Standard & Poor's, or comparable Fitch ratings.

Investments on Negative Watch as of July 31, 2012 Dollar Amounts as of June 30, 2012

	AA		BBB		BB		CCC		CC		Total
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Housing finance agency bonds	$64	$56	$—	$—	$—	$—	$—	$—	$—	$—	$64	$56
PLRMBS	—	—	145	127	142	118	147	147	14	14	448	406
Total	$64	$56	$145	$127	$142	$118	$147	$147	$14	$14	$512	$462

The housing finance agency bonds and PLRMBS that were on negative watch as of July 31, 2012, were included in the Bank's OTTI analysis performed as of June 30, 2012. These investments were determined not to be other-than-temporarily impaired and no OTTI charge was required.

If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of MBS may decline further and the Bank may experience OTTI of additional PLRMBS in future periods, as well as further impairment of PLRMBS that were identified as other-than-temporarily impaired as of June 30, 2012. Additional future credit-related OTTI charges could adversely affect the Bank's earnings and retained earnings and its ability to pay dividends and repurchase capital stock. The Bank cannot predict whether it will be required to record additional OTTI charges on its PLRMBS in the future.

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

Credit Exposure to Derivatives Dealer Counterparties

(In millions)
June 30, 2012
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$2,429	$7	$4	$3
A	102,279	337	327	10
BBB	7,464	—	—	—
Subtotal	112,172	344	331	13
Member institutions(2)	405	—	—	—
Total derivatives	$112,577	$344	$331	$13

December 31, 2011
Counterparty Credit Rating(1)	Notional Balance	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Credit Exposure
AA	$3,366	$9	$6	$3
A	125,805	391	375	16
Subtotal	129,171	400	381	19
Member institutions(2)	405	—	—	—
Total derivatives	$129,576	$400	$381	$19

(1)	The credit ratings used by the Bank are based on the lowest of Moody's and Standard & Poor's ratings.

(2)
Collateral held with respect to interest rate exchange agreements with members represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by an Advances and Security Agreement, and held by the members for the benefit of the Bank. These amounts do not include those related to Citibank, N.A., which are included in the A-rated derivatives dealer counterparty amounts above at December 31, 2011.

At June 30, 2012, the Bank had a total of $112.6 billion in notional amounts of derivatives contracts outstanding. Of this total:

•
$112.2 billion represented notional amounts of derivatives contracts outstanding with 15 derivatives dealer counterparties. Seven of these counterparties made up 85% of the total notional amount outstanding with these derivatives dealer counterparties, individually ranging from 6% to 19% of the total. The remaining counterparties each represented less than 5% of the total. Four of these counterparties, with $42.3 billion of derivatives outstanding at June 30, 2012, were affiliates of members.

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

Credit exposure net of cash collateral on derivatives contracts at June 30, 2012, was $344 million with eight derivatives dealer counterparties. After consideration of collateral held by the Bank, the amount of net unsecured exposure from these contracts totaled $13 million.

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

There have been no significant changes in the judgments and assumptions made during the first six months of 2012 in applying the Bank's critical accounting policies. These policies and the judgments, estimates, and assumptions are described in greater detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the Bank's 2011 Form 10-K and in “Item 1. Financial Statements – Note 16 – Fair Value.”

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

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer with respect to the derivatives transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk or because of the derivatives transactions that the Bank may intermediate for its member institutions.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to the Bank's member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, the Bank's ability to offer these advance products to members should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 Form 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, recordkeeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. On July 24, 2012, the CFTC issued proposed determinations regarding which swaps will be subject to mandatory clearing and the compliance schedules for mandatory clearing requirements. The CFTC will finalize these determinations in the beginning of November 2012, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which the Bank estimates will be sometime during the second quarter of 2013.

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that the Bank enters into to hedge and manage its own interest rate risk, but that would apply to the derivatives transactions that the Bank may intermediate for any of its member institutions that have $10 billion or less in assets and that otherwise qualify for the exemption. As a result, these intermediated derivatives transactions would not be subject to mandatory clearing, but would be subject to all applicable requirements for uncleared derivatives transactions.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the 2011 Form 10-K. At this time, the Bank does not expect to be required to comply with such requirements until the beginning of 2013, at the earliest.
The CFTC, the SEC, the Finance Agency, and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on the Bank's derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued on July 13, 2012, but have not been published in the Federal Register and will not become effective until at least 60 days after they are published.

Together with the other FHLBanks, the Bank will continue to monitor and assess the impact of these rulemakings and the overall regulatory process and to implement the derivatives reform under the Dodd-Frank Act. The Bank will also continue to negotiate documentation with clearing houses and clearing members necessary to comply with mandatory clearing requirements and otherwise implement the Dodd-Frank Act's new requirements for derivatives.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (Federal Reserve) and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council designates the Bank as a nonbank financial company subject to supervision by the Federal Reserve, the Bank would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council generally expects to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of June 30, 2012, the Bank had $102.7 billion in total assets and $90 billion in total outstanding consolidated obligations, the Bank's principal form of outstanding debt;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry- and company-specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and becomes subject to the Federal Reserve's additional prudential standards, then the Bank's operations and business could be adversely affected by resulting additional costs and restrictions on its business activities.

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file a corrective action plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If the FHLBank does not submit an acceptable corrective action plan by the deadline or does not comply with the terms of the plan, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings required, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

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

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the FDIC concurrently published three joint notices of proposed rulemaking (NPRs) seeking comments on comprehensive revisions to their capital frameworks to incorporate the Basel Committee's new capital framework.

These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Federal Reserve, OCC, and FDIC are expected to propose in a separate rulemaking.

If the new NPRs are adopted as proposed and depending on the liquidity frameworks ultimately adopted by the regulators, some of the Bank's members could be required to divest assets to comply with the more stringent capital and liquidity requirements, which may decrease their need for advances. The requirements may also adversely affect investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. Conversely, new liquidity requirements could motivate Bank members to borrow term advances from the Bank to create and maintain balance sheet liquidity.

Annual Designation of Member Director and Independent Director Positions. On May 31, 2012, the Finance Agency re-designated one of the Bank's eight member director positions from Nevada to California, effective January 1, 2013. This will result in six member director positions for California, one for Nevada, and one for Arizona for 2013. The member director position re-designated from Nevada to California has a current term ending December 31, 2012. This seat, along with another member director position for California with a current term ending December 31, 2012, will be filled through an election of the members located in California to be held in the fourth quarter of 2012. Each seat will have a four-year term that begins January 1, 2013. In addition, the Finance Agency designated six independent director positions for the Bank for 2013, the same as for 2012. The election for two of the independent director positions will be held in the fourth quarter of 2012, for a four-year term beginning January 1, 2013.

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

The Bank's joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks. The Bank has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations. The valuation of this contingent liability is therefore not recorded on the balance sheet of the Bank. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $685.2 billion at June 30, 2012, and $691.9 billion at December 31, 2011. The par value of the Bank's participation in consolidated obligations was $90.0 billion at June 30, 2012, and $101.2 billion at December 31, 2011. At June 30, 2012, the Bank had committed to the issuance of $1.5 billion in consolidated obligation bonds, $1.4 billion of which were hedged with associated interest rate swaps. At December 31, 2011, the Bank had committed to the issuance of $200 million in consolidated obligation bonds, of which $200 million were hedged with associated interest rate swaps. For additional information on the Bank's joint and several contingent liability obligation, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Commitments and Contingencies” in the Bank's 2011 Form 10‑K.

In addition, in the ordinary course of business, the Bank engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the Bank's balance sheet or may be recorded on the Bank's balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to extend advances and issues standby letters of credit. These commitments and standby letters of credit may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon. Standby letters of credit are subject to the same underwriting and collateral requirements as advances made by the Bank. At June 30, 2012, the Bank had $20 million in advance commitments and $3.8 billion in standby letters of credit outstanding. At December 31, 2011, the Bank had $102 million in advance commitments and $5.3 billion in standby letters of credit outstanding. The estimated fair value of the advance commitments was de minimis to the balance sheet at June 30, 2012, and December 31, 2011. The estimated fair value of the letters of credit was $10 million at June 30, 2012, and $6 million at December 31, 2011.

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

Total Bank Market Risk

Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity

The Bank uses market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank's exposure to changes in interest rates. As explained below, the Bank measures, monitors, and reports on market value of capital sensitivity but does not have a policy limit for this measure.

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

The Bank's net portfolio value of capital sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 100-basis-point change in interest rates from current rates (base case) to no worse than –3% of the estimated net portfolio value of capital. In addition, the policy limits the potential adverse impact of an instantaneous plus or minus 100-basis-point change in interest rates measured from interest rates that are 200 basis points above or below the base case to no worse than –4% of the estimated net portfolio value of capital. In the case where a market risk sensitivity compliance metric cannot be estimated with a parallel shift in interest rates because of prevailing low interest rates, the sensitivity metric is not reported. The Bank's measured net portfolio value of capital sensitivity was within the policy limits as of June 30, 2012.

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

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2012	December 31, 2011
+200 basis-point change above current rates	–1.4%	–3.6%
+100 basis-point change above current rates	–0.5	–2.0
–100 basis-point change below current rates(2)	+4.4	+5.0
–200 basis-point change below current rates(2)	+7.5	+9.3

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2012, show a decline in sensitivity in both the rising rate and declining rate scenarios compared to the estimates as of December 31, 2011. LIBOR interest rates as of June 30, 2012, were 16 basis points lower for the 1-year term, 27 basis points lower for the 5-year term, and 26 basis points lower for the 10-year term. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

As indicated by the table above, the market value of capital sensitivity is adversely affected when rates increase. In general, mortgage assets, including MBS, are expected to remain outstanding for a longer period of time when interest rates increase and prepayment speeds decline as a result of reduced incentives to refinance. Because most of the Bank's MBS were purchased when mortgage asset spreads to pricing benchmarks were significantly lower than what is currently required by investors, the adverse spread difference causes an embedded negative impact on the market value of MBS, which directly reduces the estimated market value of Bank capital. If interest rates increase and MBS consequently remain outstanding for a longer period of time, the adverse spread difference will exist for a longer period of time, causing an even larger embedded negative market value impact than at current interest rate levels. This creates additional downward pressure on the measured market value of capital. As a result, the Bank's measured market value of capital sensitivity to changes in interest rates is higher than it would be if it were measured based on the fundamental underlying repricing and option risks (a greater decline in the market value of capital when rates increase and a greater increase in the market value of capital when rates decrease). Based on the liquidity premium investors require for these assets and the Bank's intent and ability to hold the assets to maturity, the Bank determined that the market value of capital sensitivity is not the best indication of risk, and the Bank now uses estimates of the sensitivity of the net portfolio value of capital to measure that risk, as explained above.

The Net Portfolio Value of Capital Sensitivity table below presents the sensitivity of the net portfolio value of capital (the net value of the Bank's assets, liabilities, and hedges, with mortgage assets valued using acquisition valuation spreads) to changes in interest rates. The table presents the estimated percentage change in the Bank's net portfolio value of capital that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2012, show a decline in sensitivity in both rising rate and declining rate scenarios compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity Estimated Percentage Change in Net Portfolio Value of Bank Capital for Various Changes in Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2012	December 31, 2011
+200 basis-point change above current rates	–1.6%	–3.3%
+100 basis-point change above current rates	–0.3	–1.5
–100 basis-point change below current rates(2)	+0.8	+2.0
–200 basis-point change below current rates(2)	+0.7	+1.8

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

Potential Dividend Yield

The potential dividend yield is a measure used by the Bank to assess financial performance. The potential dividend yield is based on current period economic earnings that exclude the effects of unrealized net gains or losses resulting from the Bank's derivatives and associated hedged items and from financial instruments carried at fair value, which will generally reverse through changes in future valuations and settlements of contractual interest cash flows over the remaining contractual terms to maturity or by the call or put date of the assets and liabilities held under the fair value option, hedged assets and liabilities, and derivatives. Economic earnings exclude the interest expense on mandatorily redeemable capital stock. Economic earnings also exclude the 20% of net income allocated to the Bank's restricted retained earnings account in accordance with the FHLBanks' Joint Capital Enhancement Agreement. Economic earnings exclude these amounts in order to more accurately reflect the amount of earnings that may be made available to shareholders.

The Bank limits the sensitivity of projected financial performance through a Board of Directors' policy limit on projected adverse changes in the potential dividend yield. The Bank's potential dividend yield sensitivity policy limits the potential adverse impact of an instantaneous parallel shift of a plus or minus 200-basis-point change in interest rates from current rates (base case) to no worse than –120 basis points from the base case projected potential dividend yield. In both the upward and downward shift scenarios, the potential dividend yield for the projected 12-month horizon is not expected to deteriorate relative to the base case environment.

Duration Gap

Duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the impact of interest rate exchange agreements) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank monitors duration gap analysis at the total Bank level and does not have a policy limit. The Bank's duration gap was less than one month at June 30, 2012, and two months at December 31, 2011.

Total Bank Duration Gap Analysis

	June 30, 2012		December 31, 2011
	Amount (In millions)	Duration Gap(1)(2) (In months)	Amount (In millions)	Duration Gap(1)(2) (In months)
Assets	$102,662	8	$113,552	8
Liabilities	97,536	8	108,847	6
Net	$5,126	—	$4,705	2

(1)	Duration gap values include the impact of interest rate exchange agreements.

(2)	Because of the current low interest rate environment, the duration gap is estimated using an instantaneous, one-sided parallel change upward of 100 basis points from base case interest rates.

The duration gap as of June 30, 2012, declined relative to the duration gap as of December 31, 2011. Since duration gap is a measure of market value sensitivity, the impact of the extraordinarily wide mortgage asset spreads on duration gap is the same as described in the analysis in “Market Value of Capital Sensitivity” above. As a result of the liquidity premium investors require for these assets and the Bank's intent and ability to hold its mortgage assets to maturity, the Bank does not believe that market value-based sensitivity risk measures provide a fundamental indication of risk.

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

As discussed above in Total Bank Market Risk - Market Value of Capital Sensitivity and Net Portfolio Value of Capital Sensitivity, the Bank uses net portfolio value of capital sensitivity as a primary market value metric for measuring the Bank's exposure to interest rates. The Bank's interest rate risk policies and guidelines for the mortgage-related business address the net portfolio value of capital sensitivity of the assets, liabilities, and derivatives of the mortgage-related business.

In addition, the Bank continues to use market value of capital sensitivity (the interest rate sensitivity of the net fair value of all assets, liabilities, and interest rate exchange agreements) as an important measure of the Bank's exposure to changes in interest rates. The Bank measures, monitors, and reports on the market value of capital sensitivity attributable to the mortgage-related business.

The following table presents results of the estimated market value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2012, and December 31, 2011.

Market Value of Capital Sensitivity Estimated Percentage Change in Market Value of Bank Capital Attributable to the Mortgage-Related Business for Various Changes in Interest Rates

Interest Rate Scenario(1)	June 30, 2012	December 31, 2011
+200 basis-point change	+0.5%	–1.2%
+100 basis-point change	+0.4	–0.8
–100 basis-point change(2)	+2.4	+3.2
–200 basis-point change(2)	+5.0	+7.0

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

The Bank's estimates of the sensitivity of the market value of capital to changes in interest rates as of June 30, 2012, show a decline in sensitivity in both the rising and declining rate scenarios compared to the estimates as of December 31, 2011. LIBOR interest rates as of June 30, 2012, were 16 basis points lower for the 1-year term, 27 basis points lower for the 5-year term, and 26 basis points lower for the 10-year term relative to December 31, 2011. Because interest rates in the declining rate scenarios are limited to non-negative interest rates and the current interest rate environment is so low, the interest rates in the declining rate scenarios cannot decrease to the same extent that the interest rates in the rising rate scenarios can increase.

The following table presents results of the estimated net portfolio value of capital sensitivity analysis attributable to the mortgage-related business as of June 30, 2012, and December 31, 2011. The table presents the estimated percentage change in the value of Bank capital attributable to the mortgage-related business that would be expected to result from changes in interest rates under different interest rate scenarios based on pricing mortgage assets at spreads that existed at the time of purchase rather than current market spreads. The Bank's estimates of the net portfolio value of capital sensitivity to changes in interest rates as of June 30, 2012, show a decline in sensitivity in the rising rate scenarios and an increase in sensitivity in the declining rate scenarios compared to the estimates as of December 31, 2011.

Net Portfolio Value of Capital Sensitivity
Estimated Percentage Change in Net Portfolio Value of Bank Capital
Attributable to the Mortgage-Related Business for Various Changes in
Interest Rates Based on Acquisition Spreads

Interest Rate Scenario(1)	June 30, 2012	December 31, 2011
+200 basis-point change above current rates	0.0%	–1.4%
+100 basis-point change above current rates	+0.4	–0.6
–100 basis-point change below current rates(2)	–0.7	+0.6
–200 basis-point change below current rates(2)	–1.3	+0.1

(1)	Instantaneous change from actual rates at dates indicated.

(2)	Interest rates for each maturity are limited to non-negative interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

During the three months ended June 30, 2012, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

In 2010, the Bank also filed a complaint in San Francisco Superior Court against Bank of America Corporation (BAC) seeking a determination that BAC or its subsidiaries are successors to the liabilities of Countrywide Financial Corporation (CFC) and other Countrywide entities that are defendants in the Bank's PLRMBS litigation. In 2011, the Bank filed an amended complaint that also alleges a claim for control person liability against CFC under the California Corporate Securities Act. CFC filed a demurrer (also referred to as a motion to dismiss in other jurisdictions) to the amended complaint with respect only to the control person liability claim against CFC. At a hearing on March 27, 2012, the Court sustained CFC's demurrer, effectively dismissing from the amended complaint the control person liability claim against CFC. The Bank is appealing the Court's decision.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank's quarterly report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition at June 30, 2012, and December 31, 2011; (ii) Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Statements of Capital for the Six Months Ended June 30, 2012 and 2011; (v) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2012.

Federal Home Loan Bank of San Francisco

/S/ DEAN SCHULTZ
Dean Schultz President and Chief Executive Officer

/S/ LISA B. MACMILLEN
Lisa B. MacMillen Executive Vice President and Chief Operating Officer

/S/ KENNETH C. MILLER
Kenneth C. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)